Form 10-Q
period 2012-03-31
Nuance Communications, Inc.
filed 2012-05-10
CIK 1002517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the Registrant’s Common Stock, outstanding as of April 30, 2012, was 306,643,158.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Product and licensing	$176,466	$141,580	$341,200	$275,436
Professional services and hosting	155,535	128,911	295,117	251,731
Maintenance and support	58,340	48,471	114,667	95,624

Total revenues	390,341	318,962	750,984	622,791

Cost of revenues:
Product and licensing	17,691	14,984	36,455	32,130
Professional services and hosting	97,221	86,490	187,375	164,702
Maintenance and support	10,893	9,536	21,913	17,809
Amortization of intangible assets	14,867	14,163	29,801	27,454

Total cost of revenues	140,672	125,173	275,544	242,095

Gross profit	249,669	193,789	475,440	380,696

Operating expenses:
Research and development	53,992	46,272	106,046	87,653
Sales and marketing	84,354	74,137	174,751	152,481
General and administrative	41,149	37,188	72,464	68,370
Amortization of intangible assets	21,905	21,572	45,108	44,249
Acquisition-related costs, net	14,986	2,314	29,597	5,315
Restructuring and other charges, net	2,536	2,428	5,400	4,479

Total operating expenses	218,922	183,911	433,366	362,547

Income from operations	30,747	9,878	42,074	18,149
Other income (expense):
Interest income	648	659	1,241	1,486
Interest expense	(19,951)	(8,838)	(37,671)	(18,065)
Other income, net	913	2,423	6,644	8,564

Income before income taxes	12,357	4,122	12,288	10,134
Provision for income taxes	11,467	2,387	2,058	8,408

Net income	$890	$1,735	$10,230	$1,726

Net income per share:
Basic	$0.00	$0.01	$0.03	$0.01

Diluted	$0.00	$0.01	$0.03	$0.01

Weighted average common shares outstanding:
Basic	305,282	300,937	304,643	299,772

Diluted	322,642	314,756	321,792	313,152

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$966,740	$447,224
Restricted cash (Note 9)	—	6,799
Marketable securities	10,109	31,244
Accounts receivable, less allowances for doubtful accounts of $6,464 and $5,707	316,498	280,856
Prepaid expenses and other current assets	84,823	88,804

Total current assets	1,378,170	854,927
Land, building and equipment, net	99,630	78,218
Goodwill	2,411,320	2,347,880
Intangible assets, net	693,888	731,577
Other assets	124,226	82,691

Total assets	$4,707,234	$4,095,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$149,342	$6, 905
Redeemable convertible debentures	227,131	—
Contingent and deferred acquisition payments	41,358	23,783
Accounts payable	98,292	82,703
Accrued expenses and other current liabilities	148,905	176,074
Deferred revenue	212,546	185,605

Total current liabilities	877,574	475,070
Long-term portion of debt and capital leases	1,027,444	853,020
Deferred revenue, net of current portion	100,845	90,382
Deferred tax liability	73,437	72,229
Other liabilities	100,342	111,221

Total liabilities	2,179,642	1,601,922

Commitments and contingencies (Notes 5 and 17)
Equity component of currently redeemable convertible debentures (Note 12)	22,869	—

Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 310,114 and 312,456 shares issued and 306,364 and 308,705 shares outstanding	310	312
Additional paid-in capital	2,870,500	2,745,931
Treasury stock, at cost (3,751 and 3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive income	4,130	2,402
Accumulated deficit	(358,060)	(243,117)

Total stockholders’ equity	2,504,723	2,493,371

Total liabilities and stockholders’ equity	$4,707,234	$4,095,293

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$10,230	$1,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,290	84,723
Stock-based compensation	70,808	75,717
Non-cash interest expense	16,064	6,369
Deferred tax (benefit) provision	(11,230)	564
Other	1,412	700
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(34,298)	(2,519)
Prepaid expenses and other assets	(4,149)	(11,196)
Accounts payable	15,841	(1,446)
Accrued expenses and other liabilities	(2,963)	(31,035)
Deferred revenue	38,048	35,845

Net cash provided by operating activities	190,053	159,448

Cash flows from investing activities:
Capital expenditures	(37,775)	(16,564)
Payments for business and technology acquisitions, net of cash acquired	(126,833)	(17,523)
Purchases of marketable securities	—	(10,776)
Proceeds from sales and maturities of marketable securities	20,759	6,650
Change in restricted cash balances	6,747	17,184

Net cash used in investing activities	(137,102)	(21,029)

Cash flows from financing activities:
Payments of debt and capital leases	(3,606)	(4,091)
Proceeds from issuance of convertible debt, net of issuance costs	676,317	—
Payments for repurchases of common stock	(199,997)	—
Proceeds from (payments for) settlement of share-based derivatives	9,020	(628)
Payments of other long-term liabilities	(5,391)	(5,274)
Excess tax benefits on employee equity awards	7,000	4,020
Proceeds from issuance of common stock from employee stock plans	17,431	14,611
Cash used to net share settle employee equity awards	(36,139)	(26,426)

Net cash provided by (used in) financing activities	464,635	(17,788)

Effects of exchange rate changes on cash and cash equivalents	1,930	4,451

Net increase in cash and cash equivalents	519,516	125,082
Cash and cash equivalents at beginning of period	447,224	516,630

Cash and cash equivalents at end of period	$966,740	$641,712

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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

3.	Comprehensive Income

The components of comprehensive income are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$890	$1,735	$10,230	$1,726
Other comprehensive income:
Foreign currency translation adjustment	16,479	18,416	1,674	16,745
Unrealized (loss) gain on cash flow hedge derivatives	(20)	12	(20)	519
Unrealized gain (loss) on marketable securities, net	6	77	4	(2)
Recognition of pension loss amortization	24	89	70	130

Other comprehensive income	16,489	18,594	1,728	17,392

Comprehensive income	$17,379	$20,329	$11,958	$19,118

4.	Business Acquisitions

Fiscal 2012 Acquisitions

Acquisition of Transcend

In March 2012, we signed an agreement to acquire Transcend Services, Inc. Under the terms of the agreement, we agreed to acquire Transcend pursuant to a cash tender offer for all the outstanding shares of Transcend at a price of $29.50 per share. On April 26, 2012, we purchased 10,444,598 shares at $29.50 per share for a total purchase price of $308.1 million. We have not yet completed our fair value analysis of assets and liabilities acquired, and therefore it is impractical to prepare pro forma information about revenue and earnings as if we had acquired Transcend on October 1, 2010.

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

A summary of the preliminary allocation of the purchase consideration for Swype is as follows (dollars in thousands):

Total purchase consideration:
Cash	$77,500
Fair value of contingent consideration	16,444

Total purchase consideration	$93,944

Allocation of the purchase consideration:
Cash	$6,741
Accounts receivable	3,420
Goodwill	64,579
Identifiable intangible assets(a)	32,300
Other assets	264

Total assets acquired	107,304
Current liabilities	(706)
Deferred tax liability	(12,654)

Total liabilities assumed	(13,360)

Net assets acquired	$93,944

(a)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	Amount	Weighted Average Life (Years)
Core and completed technology	$16,500	7.0
Customer relationships	10,800	10.0
Trade name	4,800	8.0
Non-Compete agreement	200	3.0

Total	$32,300

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

Pending Acquisition

In December 2011, we signed an agreement to acquire Vlingo, Inc., subject to regulatory approvals and other customary closing conditions. Pursuant to the terms of the agreement, we have advanced $30.0 million to Vlingo, which is reported in Other Assets at March 31, 2012. In the event that this transaction does not close by July 1, 2012, we are required to make an advance of $5.0 million, and will be obligated to pay an additional $5.0 million on the first day of each month thereafter, up to $30.0 million, until the transaction is completed. We will evaluate the recoverability of the advances each period until the acquisition is completed. Any portion of the advances deemed not recoverable will be expensed as acquisition-related costs, net. If the merger agreement is terminated and the transaction does not close, we will expense these non-refundable advances as acquisition-related costs, net.

Proforma Results

The following table shows unaudited pro forma results of operations as if we had acquired Equitrac, SVOX and Swype on October 1, 2010 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue	$390,341	$338,047	$750,984	$659,857
Net income (loss)	890	(4,122)	(1,449)	(10,923)
Net income (loss) per share	$0.00	$(0.01)	$(0.00)	$(0.04)

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

The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Transition and integration costs	$2,844	$96	$6,213	$1,053
Professional service fees	12,229	1,994	22,733	3,332
Acquisition-related adjustments	(87)	224	651	930

Total	$14,986	$2,314	$29,597	$5,315

The increase in acquisition-related costs, net for the three and six months ended March 31, 2012, as compared to the three and six months ended March 31, 2011, was primarily driven by an increase in professional service fees incurred associated with the Vlingo and Transcend transactions, as well as post-acquisition legal and regulatory costs associated with recently completed acquisitions. For the three and six months ended March 31, 2012, transition and integration costs consisted primarily of the costs associated with transitional employees from our acquisition of Swype.

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

In connection with an immaterial acquisition during fiscal 2010, we agreed to make contingent earn-out payments of up to $2.5 million, payable in stock, upon the achievement of certain financial targets for calendar year 2010 and 2011. At the acquisition date, we recorded $1.0 million as the fair value of the contingent consideration. For the six months ended March 31, 2012 and 2011, we have recorded expense of $0.7 million and $0.6 million, respectively, as fair value adjustments included in acquisition-related costs, net in our consolidated statement of operations. In September 2011, we paid $0.5 million in cash and stock to the former shareholders related to the calendar year 2010 earn-out.

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At March 31, 2012, we have not recorded any obligation related to these earn-out provisions.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the six months ended March 31, 2012, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance as of September 30, 2011	$2,347,880	$731,577
Acquisitions	64,579	37,700
Purchase accounting adjustments	(1,744)	—
Amortization	—	(74,909)
Effect of foreign currency translation	605	(480)

Balance as of March 31, 2012	$2,411,320	$693,888

7.	Financial Instruments and Hedging Activities

Derivatives Not Designated as Hedges

Forward Currency Contracts

We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. During fiscal 2011, we commenced a program that primarily utilizes foreign currency forward contracts to offset these risks associated with the effect of certain foreign currency exposures. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts for less than 90 days, and at March 31, 2012 we had outstanding contracts with a total notional value of $99.2 million.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income, net in our consolidated statement of operations.

Security Price Guarantees

From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other income, net. During the six months ended March 31, 2012 and 2011, we received (paid) cash amounts totaling $9.0 million and $(0.6) million, respectively, upon the settlement of agreements during the period.

The following table provides a quantitative summary of the fair value of our derivative instruments as of March 31, 2012 and September 30, 2011 (dollars in thousands):

		Fair Value
Description	Balance Sheet Classification	March 31, 2012	September 30, 2011
Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$63	$—
Foreign currency contracts	Accrued expenses and other current liabilities	$(747)	$(1,025)
Security Price Guarantees	Prepaid expenses and other current assets	—	2,781

Net asset value of non-hedge derivative instruments		$(684)	$1,756

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$15

Net asset value of hedge derivative instruments		$—	$15

The following tables summarize the activity of derivative instruments for the three and six months ended March 31, 2012 and 2011 (dollars in thousands):

Derivatives Not Designated as Hedges

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,		Six Months Ended March 31,
		2012	2011	2012	2011
Foreign currency contracts	Other income, net	$731	$2,223	$99	$(458)
Security price guarantees	Other income, net	$718	$3,234	$6,238	$10,449

Derivatives Designated as Hedges for the Three Months Ended March 31,

	Amount of Gain (Loss) Recognized in OCI		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
Foreign currency contracts	$—	$351	Other income, net	$—	$339

Derivatives Designated as Hedges for the Six Months Ended March 31,

	Amount of Gain (Loss) Recognized in OCI		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
Foreign currency contracts	$—	$513	Other income, net	$15	$497
Interest rate swaps	$—	$—	Other income, net	$—	$(503)

Other Financial Instruments

Financial instruments, including cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.

The estimated fair value of our long-term debt approximated $1,784.1 million (face value $1,574.0 million) and $937.8 million (face value $887.4 million) at March 31, 2012 and September 30, 2011, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The term loan portion of our Credit Facility is traded and the fair values were estimated using the averages of the March 31, 2012 and September 30, 2011 bid and ask trading quotes at each respective reporting date. The fair values of the 2.75% Convertible Debentures due 2027 and the 2.75% Convertible Debentures due 2031 at each respective reporting date were estimated using the averages of the bid and ask trading quotes. We had no outstanding balance on the revolving credit line portion of our Credit Facility at March 31, 2012 and September 30, 2011. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of March 31, 2012 and September 30, 2011.

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

ASC 820, Fair Value Measures and Disclosures, establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and September 30, 2011 consisted of (dollars in thousands):

	000000000	000000000	000000000	000000000
	March 31, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$807,506	$—	$—	$807,506
Time deposits(b)	—	50,249	—	50,249
US government agency securities(a)	1,000	—	—	1,000
Foreign currency exchange contracts(b)	—	63	—	63
Marketable securities, $10,123 at cost(b)	—	10,109	—	10,109

Total assets at fair value	$808,506	$60,421	$—	$868,927

Liabilities:
Foreign currency exchange contracts(b)	$—	$747	$—	$747
Contingent earn-out(d)	—	—	18,776	18,776

Total liabilities at fair value	$—	$747	$18,776	$19,523

	000000000	000000000	000000000	000000000
	September 30, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds(a)	$258,001	$—	$—	$258,001
Time deposits(b)	—	49,832	—	49,832
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $31,256 at cost(b)	—	31,244	—	31,244
Foreign currency exchange contracts(b)	—	15	—	15
Security price guarantees(c)	—	2,781	—	2,781

Total assets at fair value	$259,001	$83,872	$—	$342,873

Liabilities:
Foreign currency exchange contracts(b)	$—	$1,025	$—	$1,025
Contingent earn-out(d)	—	—	1,358	1,358

Total liabilities at fair value	$—	$1,025	$1,358	$2,383

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

(b)	The fair values of our time deposits, marketable securities and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.
(c)	The fair values of the security price guarantees are determined using a modified Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.
(d)	The fair value of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as our common stock price when the contingent consideration arrangement is payable in shares of our common stock. Refer to Note 5 for additional information.

The changes in the fair value of contingent earn-out liabilities are as follows (dollars in thousands):

	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Balance at beginning of period	$18,674	$1,358
Earn-out liability established at time of acquisition	—	16,444
Charges to acquisition-related costs, net	102	974

Balance as of March 31, 2012	$18,776	$18,776

Earn-out payments are generally payable based on achieving the specified performance criteria during defined post-acquisition time periods as specified in the purchase and sale agreement for each acquisition. Changes in the fair value during the six months ended March 31, 2012 resulted from improved revenue performance together with an increase in our stock price during the earn-out period.

9.	Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2012	September 30, 2011
Compensation	$71,611	$97,929
Professional fees	17,814	11,975
Sales and marketing incentives(a)	10,745	16,253
Cost of revenue related liabilities	10,468	8,698
Sales and other taxes payable	9,624	9,876
Accrued interest payable	9,308	977
Acquisition costs and liabilities	5,231	8,414
Accrued business combination costs	3,302	8,275
Income taxes payable	2,867	4,240
Other	7,935	9,437

Total	$148,905	$176,074

(a)	Included in accrued sales and marketing incentives as of September 30, 2011, is a €5.0 million fixed obligation assumed in connection with our acquisition of SpinVox in 2009. At September 30, 2011, we had €5.0 million ($6.8 million equivalent) of restricted cash that has been placed in an irrevocable standby letter of credit related to the liability. The restricted cash was released upon the settlement of the liability during the three months ended December 31, 2011.

10.	Deferred Revenues

Deferred revenue consisted of the following (dollars in thousands):

	March 31, 2012	September 30, 2011
Current Liabilities:
Deferred maintenance revenue	$109,977	$101,480
Unearned revenue	102,569	84,125

Total current deferred revenue	$212,546	$185,605

Long-term Liabilities:
Deferred maintenance revenue	$33,905	$22,712
Unearned revenue	66,940	67,670

Total long-term deferred revenue	$100,845	$90,382

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

The increase in the deferred maintenance revenue is primarily related to an increase in Imaging maintenance and support. Unearned revenue increased as a result of billings in excess of revenues earned on professional service implementation projects.

11.	Restructuring and Other Charges, net

The following table sets forth accrual activity relating to restructuring and other charges for the six months ended March 31, 2012 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2011	$5,121	$940	$6,061
Restructuring and other charges, net	4,715	658	5,373
Cash payments	(6,294)	(1,036)	(7,330)

Balance at March 31, 2012	$3,542	$562	$4,104

Restructuring and other charges, net by segment are as follows (dollars in thousands):

	00000	00000	00000	00000	00000	00000	00000	00000
	Three Months Ended March 31,
	2012				2011
	Personnel	Facilities	Other	Total	Personnel	Facilities	Other	Total
Healthcare	$158	$7	$—	$165	$281	$—	$—	$281
Mobile and Consumer	739	(207)	—	532	672	—	—	672
Enterprise	616	—	—	616	1,124	—	—	1,124
Imaging	128	—	—	128	87	—	—	87
Corporate	1,014	—	—	1,014	197	99	93	389

Total	$2,655	$(200)	$—	$2,455	$2,361	$99	$93	$2,553

	00000	00000	00000	00000	00000	00000	00000	00000
	Six Months Ended March 31,
	2012				2011
	Personnel	Facilities	Other	Total	Personnel	Facilities	Other	Total
Healthcare	$442	$61	$—	$503	$299	$—	$—	$299
Mobile and Consumer	1,313	597	—	1,910	817	—	—	817
Enterprise	1,282	—	—	1,282	1,487	1,263	—	2,750
Imaging	200	—	—	200	78	—	—	78
Corporate	1,478	—	—	1,478	350	99	93	542

Total	$4,715	$658	$—	$5,373	$3,031	$1,362	$93	$4,486

For the six months ended March 31, 2012, we recorded net restructuring and other charges of $5.3 million, which included a $4.7 million severance charge related to the elimination of approximately 140 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired and a $0.6 million charge related to the elimination of redundant facilities assumed in connection with our acquisitions during fiscal 2012 and 2011.

12.	Credit Facilities and Debt

At March 31, 2012 and September 30, 2011, we had the following borrowing obligations (dollars in thousands):

	March 31, 2012	September 30, 2011
2.75% Convertible Debentures due 2027, net of unamortized discount of $22.9 million and $27.4 million, respectively	$227,131	$222,557
2.75% Convertible Debentures due 2031, net of unamortized discount of $147.3 million	542,740	—
Credit Facility	633,760	636,941
Obligations under capital leases and other	286	427

Total long-term debt	1,403,917	859,925
Less: current portion	376,473	6,905

Non-current portion of long-term debt	$1,027,444	$853,020

2.75% Convertible Debentures due 2031

On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. Total proceeds, net of debt issuance costs, were $676.6 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semiannually in arrears, beginning on May 1, 2012. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026.

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

If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after December 31, 2011 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $690 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2012, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

2.75% Convertible Debentures due 2027

We have $250 million of 2.75% convertible senior debentures due in August 2027 (the “2027 Debentures”). If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Our common stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended March 31, 2012. Accordingly, the 2027 Debentures are convertible at the holder’s option through June 30, 2012. If the holders were to exercise the conversion option, the principal amount is payable in cash and any amount payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. As a result, we have classified the 2027 Debentures in current liabilities as of March 31, 2012 reflecting the redemption rights of the holders to convert their debentures during the quarter ending June 30, 2012.

The difference between the carrying value of the 2027 Debentures and the $250.0 million principal amount reflects the $22.9 million unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized over the expected term of the convertible debt. Because the 2027 Debentures were convertible at March 31, 2012, an amount equal to the $22.9 million unamortized portion of the original issue discount is separately classified in our consolidated balance sheets as temporary equity and referred to as “Equity component of currently redeemable convertible debentures.”

Credit Facility

Our credit facility consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24,

2007 (the “Credit Facility”). In July 2011, we entered into agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining term loan balance as of July 1, 2011, lenders representing $493.2 million elected to extend the maturity date by three years to March 31, 2016. The remaining $145.3 million in term loans are due March 2013. In addition, lenders participating in the revolving credit facility chose to extend the maturity date by three years to March 31, 2015. As of March 31, 2012, $633.8 million remained outstanding under the term loans, there were $15.5 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2012, we were in compliance with the covenants under the Credit Facility.

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

At March 31, 2012 the applicable margins were 1.75%, with an effective rate of 2.00%, on the remaining balance of $144.3 million maturing in March 2013 and 3.00%, with an effective rate of 3.25%, on the remaining balance of $489.5 million maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of March 31, 2012, the commitment fee rate was 0.375%.

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

13.	Net Income Per Share

Common equivalent shares are excluded from the computation of diluted net income per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 4.0 million and 3.9 million shares for the three months ended March 31, 2012 and 2011, respectively, and 3.7 million and 3.9 million shares for the six months ended March 31, 2012 and 2011, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

The following table sets forth the computation for basic and diluted net income per share in accordance with the two-class method (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Basic
Net income	$890	$1,735	$10,230	$1,726
Allocation of undistributed earnings to preferred stockholders	(10)	(20)	(118)	(20)

Net income available to common stockholders — basic	$880	$1,715	$10,112	$1,706

Diluted
Net income available to common stockholders — diluted	$890	$1,735	$10,230	$1,726

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Denominator:
Basic
Weighted average common shares outstanding	305,282	300,937	304,643	299,772

Diluted
Weighted average common shares outstanding — basic	305,282	300,937	304,643	299,772
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	3,562	3,562	3,562	3,562
Employee stock compensation plan	7,331	8,593	7,566	8,264
Warrants	2,702	1,514	2,745	1,367
2027 Convertible Debentures	3,614	—	3,122	—
Other contingently issuable shares	151	150	154	187

Weighted average common shares outstanding — diluted	322,642	314,756	321,792	313,152

Net income per share:
Basic	$0.00	$0.01	$0.03	$0.01

Diluted	$0.00	$0.01	$0.03	$0.01

14.	Stockholders’ Equity

Share Repurchase

On October 24, 2011, we repurchased 8,514,120 shares of our common stock for approximately $200 million using proceeds from the issuance of the 2031 Debentures. The shares were retired and are no longer available for future issuances.

Common Stock Warrants

We have, from time to time, entered into stock and warrant agreements with Warburg Pincus. In connection with these agreements, we granted Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them pursuant to the purchase agreements, including shares of common stock underlying the warrants. In February 2012, Warburg Pincus elected a cashless exercise of warrants for 3,700,000 shares of common stock at $20.00 per share, resulting in a net issuance of 1,077,744 shares. At March 31, 2012, Warburg Pincus holds the following warrants to purchase shares of our common stock:

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

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Cost of product and licensing	$10	$21	$102	$27
Cost of professional services and hosting	6,105	9,062	10,511	14,750
Cost of maintenance and support	260	637	305	1,027
Research and development	5,970	8,041	11,853	12,908
Selling and marketing	10,390	12,097	22,207	22,407
General and administrative	15,286	13,761	25,830	24,598

Total	$38,021	$43,619	$70,808	$75,717

Included in stock-based compensation for the three and six months ended March 31, 2012 is $10.6 million and $17.5 million, respectively, of expense related to awards that will be made as part of the annual bonus plan to employees. The annual bonus pool is determined by management and approved by the Compensation Committee of the Board of Directors based on financial performance targets approved at the beginning of the year. If these targets are achieved, the awards will be settled in shares based on the total bonus earned and the grant date fair value of the shares awarded to each employee.

Stock Options

The table below summarizes activity relating to stock options for the six months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2011	7,681,719	$10.48
Exercised	(1,373,861)	$7.65
Forfeited	(7,665)	$7.97
Expired	(2,663)	$4.02

Outstanding at March 31, 2012	6,297,530	$11.10	3.4 years	$91.2 million

Exercisable at March 31, 2012	5,239,085	$10.05	2.9 years	$81.4 million

Exercisable at March 31, 2011	8,051,151	$7.90	2.7 years	$93.9 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on March 31, 2012 ($25.58) and the exercise price of the underlying options.

As of March 31, 2012, the total unamortized fair value of stock options was $1.8 million with a weighted average remaining recognition period of 0.5 years. A summary of weighted-average grant-date fair value of stock options granted and intrinsic value of stock options exercised is as follows:

	Six Months Ended March 31,
	2012	2011
Weighted-average grant-date fair value per share	N/A	$6.13
Total intrinsic value of stock options exercised (in millions)	$23.7	$15.3

Restricted Units

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the six months ended March 31, 2012:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2011	2,955,179	7,286,118
Granted	2,315,500	4,856,257
Earned/released	(1,049,699)	(2,757,831)
Forfeited	(280,713)	(277,621)

Outstanding at March 31, 2012	3,940,267	9,106,923

Weighted average remaining contractual term of outstanding Restricted Units	1.5 years	1.3 years
Aggregate intrinsic value of outstanding Restricted Units(1)	$100.8 million	$233.1 million
Restricted Units vested and expected to vest	3,688,886	8,084,801
Weighted average remaining contractual term of Restricted Units vested and expected to vest	1.4 years	1.3 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(1)	$94.4 million	$206.8 million

(1)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on March 31, 2012 ($25.58) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of March 31, 2012, unearned stock-based compensation expense related to all unvested Restricted Units is $238.4 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.3 years.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	Six Months Ended March31,
	2012	2011
Weighted-average grant-date fair value per share	$25.76	$17.34
Total intrinsic value of shares vested (in millions)	$93.8	$67.7

Restricted Stock Awards

Restricted Stock Awards are included in the issued and outstanding common stock at the date of grant. During the six months ended March 31, 2012, we granted 750,000 Restricted Stock Awards with a weighted average grant date fair value of $25.80. As of March 31, 2012, unearned share-based payment expense related to unvested Restricted Stock Awards is $16.9 million, which will be recognized over a weighted-average remaining period of 2.6 years.

16.	Income Taxes

The effective income tax rate was 92.7% and 17.1% for the three and six months ended March 31, 2012 respectively, and was 58.5% and 83.2% for the three and six months ended March 31, 2011, respectively. The change in the effective tax rate and income tax provision for the three month period primarily relates to an increase in domestic and international profits in the three month period ended March 31, 2012. The domestic provision increased by $5.9 million and the international increased by $0.7 million. The six month period reflects a decrease to the tax provision of $6.3 million. This is driven by the increase in domestic and international profits, offset by a one-time tax benefit recorded of $12.2 million in the period ended March 31, 2012 in connection with the acquisition of Swype.

At March 31, 2012 and September 30, 2011, the liability for income taxes associated with uncertain tax positions was $15.4 million and $14.9 million, respectively. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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

We do not track our assets by operating segment, consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to Income before income taxes (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Segment revenues(a):
Healthcare	$149,940	$121,032	$295,190	$238,838
Mobile and Consumer	115,064	93,742	223,584	181,483
Enterprise	91,368	73,989	167,211	146,438
Imaging	61,349	43,247	113,785	82,513

Total segment revenues	417,721	332,010	799,770	649,272
Acquisition related revenue	(27,380)	(13,048)	(48,786)	(26,481)

Total consolidated revenue	390,341	318,962	750,984	622,791

Segment profit(b):
Healthcare	69,669	57,763	143,725	114,636
Mobile and Consumer	49,727	41,477	84,568	70,002
Enterprise	32,648	14,764	47,725	31,091
Imaging	27,954	18,974	48,824	34,816

Total segment profit	179,998	132,978	324,842	250,545

Corporate expenses and other, net	(26,436)	(23,883)	(47,218)	(44,630)
Acquisition-related revenues and costs of revenue adjustment	(25,250)	(10,496)	(44,336)	(21,302)
Stock-based compensation	(38,021)	(43,619)	(70,808)	(75,717)
Amortization of intangible assets	(36,772)	(35,735)	(74,909)	(71,703)
Acquisition-related costs, net	(14,986)	(2,314)	(29,597)	(5,315)
Restructuring and other charges, net	(2,536)	(2,428)	(5,400)	(4,479)
Costs associated with IP collaboration agreements	(5,250)	(4,625)	(10,500)	(9,250)
Other income (expense), net	(18,390)	(5,756)	(29,786)	(8,015)

Income before income taxes	$12,357	$4,122	$12,288	$10,134

(a)	Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. Segment revenues also include revenue that the business would have otherwise recognized had we not acquired intellectual property and other assets from the same customer. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

(b)	Segment profit reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings.

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
United States	$259,162	$232,261	$535,624	$463,951
International	131,179	86,701	215,360	158,840

Total Revenue	$390,341	$318,962	$750,984	$622,791

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We leverage our global professional services organization and our extensive network of partners to design and deploy innovative solutions for businesses and organizations around the globe. We market and sell our products directly through a dedicated sales force, through our e-commerce website, and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors.

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

Key Metrics

In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, is as follows:

•	Total revenue increased by $128.2 million to $751.0 million;

•	Net income improved to $10.2 million from $1.7 million in fiscal 2011;

•	Gross margins increased by 2.2 percentage points to 63.3%;

•	Operating margins increased by 2.7 percentage point to 5.6%; and

•	Cash provided by operating activities increased by $30.7 million to $190.1 million.

In addition to the above key financial metrics, we also focus on certain non-financial performance indicators. A summary of these key non-financial performance indicators as of and for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, is as follows:

•

Annualized line run-rate in our on-demand healthcare solutions increased 13% to approximately 4.1 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•

Estimated three-year value of on-demand contracts increased 13% to approximately $1.4 billion. We determine this value as of the end of the period reported, by using our best estimate of all anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS

Total Revenues

The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended March 31,		Dollar	Percent	Six Months Ended March 31,		Dollar	Percent
	2012	2011	Change	Change	2012	2011	Change	Change
Product and licensing	$176.5	$141.6	$34.9	24.6%	$341.2	$275.5	$65.7	23.8%
Professional services and hosting	155.5	128.9	26.6	20.6%	295.1	251.7	43.4	17.2%
Maintenance and support	58.3	48.5	9.8	20.2%	114.7	95.6	19.1	20.0%

Total Revenues	$390.3	$319.0	$71.3	22.4%	$751.0	$622.8	$128.2	20.6%

United States	$259.1	$232.3	$26.8	11.5%	$535.6	$464.0	$71.6	15.4%
International	131.2	86.7	44.5	51.3%	215.4	158.8	56.6	35.6%

Total Revenues	$390.3	$319.0	$71.3	22.4%	$751.0	$622.8	$128.2	20.6%

The geographic split for the six months ended March 31, 2012, was 71% of total revenues in the United States and 29% internationally, compared to 75% of total revenues in the United States and 25% internationally for the same period last year. The increase in the proportion of revenue generated internationally resulted from growth in the Mobile and Consumer and Imaging segments.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar	Percent	Six Months Ended March 31,		Dollar	Percent
	2012	2011	Change	Change	2012	2011	Change	Change
Product and licensing revenue	$176.5	$141.6	$34.9	24.6%	$341.2	$275.5	$65.7	23.8%

As a percentage of total revenue	45.2%	44.4%			45.4%	44.2%

The increase in product and licensing revenue for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, consisted of a $13.4 million increase in Imaging product and licensing revenue primarily driven by sales of our multi-functional peripheral (“MFP”) products, which included revenues associated with our acquisition of Equitrac in the third quarter of fiscal 2011. Mobile and Consumer revenue increased $12.4 million driven by a $13.8 million increase in sales of our embedded solutions. Healthcare product and licensing revenue increased $5.6 million resulting from continued strength in sales of our Dragon Medical solutions primarily to service electronic healthcare records.

The increase in product and licensing revenue for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, consisted of a $25.5 million increase in Mobile and Consumer revenue driven by a $19.9 million increase in sales of our embedded solutions. Imaging product and licensing revenues increased $19.7 million, primarily driven by sales of our MFP products, which included revenues associated with our acquisition of Equitrac in the third quarter of fiscal 2011. Healthcare product and licensing revenues increase $17.0 million resulting from continued strength in sales of our Dragon Medical solutions primarily to service electronic healthcare records.

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

	Three Months Ended March 31,		Dollar	Percent	Six Months Ended March 31,		Dollar	Percent
	2012	2011	Change	Change	2012	2011	Change	Change
Professional services and hosting revenue	$155.5	$128.9	$26.6	20.6%	$295.1	$251.7	$43.4	17.2%

As a percentage of total revenue	39.8%	40.4%			39.3%	40.4%

The increase in professional services and hosting revenue for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, consisted of a $20.9 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $8.5 million was due to our acquisition of Webmedx during fiscal 2011. Mobile and Consumer professional services and hosting revenue increased $5.9 million, primarily attributable to an increase in connected mobile services in the quarter.

The increase in professional services and hosting revenue for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, consisted of a $35.1 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $16.7 million was due to our acquisition of Webmedx during fiscal 2011. Mobile and Consumer revenue increased $10.1 million primarily as a result of growth in our connected mobile services.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar	Percent	Six Months Ended March 31,		Dollar	Percent
	2012	2011	Change	Change	2012	2011	Change	Change
Maintenance and Support revenue	$58.3	$48.5	$9.8	20.2%	$114.7	$95.6	$19.1	20.0%

As a percentage of total revenue	15.0%	15.2%			15.3%	15.4%

The increase in maintenance and support revenue for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was driven by the related growth in our product and licensing sales. The change included a $4.5 million increase in Imaging revenue mainly due to our acquisition of Equitrac, and a $4.0 million increase in Enterprise revenue.

The increase in maintenance and support revenue for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, was consistent with the related growth in product and licensing revenue. The change included an $8.9 million increase in Imaging revenue mainly due to our acquisition of Equitrac, a $6.6 million increase in Enterprise revenue and a $4.6 million increase in Healthcare revenue driven by growth in product and licensing sales of our Dragon Medical solutions.

Costs and Expenses

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended March 31,		Dollar	Percent	Six Months Ended March 31,		Dollar	Percent
	2012	2011	Change	Change	2012	2011	Change	Change
Cost of product and licensing revenue	$17.7	$15.0	$2.7	18.0%	$36.5	$32.1	4.4	13.7%

As a percentage of product and licensing revenue	10.0%	10.6%			10.7%	11.7%

The increase in cost of product and licensing revenue for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to a $1.6 million increase in Imaging costs driven by our acquisition of Equitrac. Gross margin increased 0.6 percentage points primarily driven by increased margins in our Enterprise on-premise related to lower cost from third party licensing, increased margins in Imaging core licenses due to lower cost of sales, offset by a reduction in margins relating to increased product costs in our Dragon Medical business.

The increase in cost of product and licensing revenue for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, was primarily due to a $2.8 million increase in Imaging costs driven by our acquisition of Equitrac. Gross margin increased 1.0 percentage points primarily driven by increased margins in our Enterprise on-premise license business due to lower costs from third party licensing and an increase in Imaging margins licenses due to lower product costs, offset by a reduction in margins relating to increased product costs in our Dragon Medical business.

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

	Three Months Ended March 31,		Dollar	Percent	Six Months Ended March 31,		Dollar	Percent
	2012	2011	Change	Change	2012	2011	Change	Change
Cost of professional services and hosting revenue	$97.2	$86.5	$10.7	12.4%	$187.4	$164.7	$22.7	13.8%

As a percentage of professional services and hosting revenue	62.5%	67.1%			63.5%	65.4%

The increase in cost of professional services and hosting revenue for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to a $12.9 million increase in Healthcare costs related to growth in our on-demand solutions, including the impact from our acquisition of Webmedx. Gross margin increased 4.6 percentage points primarily due to a $3.0 million reduction in stock based compensation and a reduction in costs due to an increase in automation services relating to our connected mobile services.

The increase in cost of professional services and hosting revenue for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011 was primarily due to a $22.1 million increase in Healthcare costs related to growth in our on-demand solutions, including the impact from our acquisition of Webmedx. Gross margin increased 1.9 percentage points primarily due to a $4.2 million reduction in stock based compensation and a reduction in costs due to an increase in automation services relating to our connected mobile services.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended March 31,		Dollar	Percent	Six Months Ended March 31,		Dollar	Percent
	2012	2011	Change	Change	2012	2011	Change	Change
Cost of maintenance and support revenue	$10.9	$9.5	$1.4	14.7%	$21.9	$17.8	$4.1	23.0%

As a percentage of maintenance and support revenue	18.7%	19.6%			19.1%	18.6%

The increase in cost of maintenance and support revenue for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to the costs related to the increased revenue from our Imaging MFP products, which included the impact from the acquisition of Equitrac during fiscal 2011. Gross margin remained relatively flat.

The increase in cost of maintenance and support revenue for the six months ended March 31, 2012, as compared to the same periods in 2011, was primarily due to $3.5 million increase in Imaging costs related to increase revenue from our MFP products, which included the impact from the acquisition of Equitrac during fiscal 2011. Gross margin remained relatively flat.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits, overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2012	2011			2012	2011
Total research and development expense	$54.0	$46.3	$7.7	16.6%	$106.0	$87.7	$18.3	20.9%

As a percentage of total revenue	13.8%	14.5%			14.1%	14.1%

The increase in research and development expense for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily attributable to a $4.9 million increase in compensation expense. The increase in compensation expense was due to headcount growth as we continue to invest in our research and development organization, including additional headcount from our acquisitions during the second half of fiscal 2011.

The increase in research and development expense for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, was attributable to a $13.0 million increase in compensation expense driven by headcount growth as we continue to invest in our research and development organization.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2012	2011			2012	2011
Total sales and marketing expense	$84.4	$74.1	$10.3	13.9%	$174.8	$152.5	$22.3	14.6%

As a percentage of total revenue	21.6%	23.2%			23.3%	24.5%

The increase in sales and marketing expense for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was attributable to a $7.7 million increase in compensation and employee-related costs, driven primarily by additional headcount from our acquisitions during the second half of fiscal 2011.

The increase in sales and marketing expense for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, was primarily attributable to a $9.7 million increase in marketing and channel program spending to drive revenue growth as part of demand generation activities during the holiday season, as well as an $12.6 million increase in compensation and employee-related costs.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs for administration, finance, human resources, information systems, facilities and general management; fees for external professional advisors including accountants and attorneys, insurance; and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2012	2011			2012	2011
Total general and administrative expense	$41.1	$37.2	$3.9	10.5%	$72.5	$68.4	$4.1	6.0%

As a percentage of total revenue	10.5%	11.7%			9.7%	11.0%

The increase in general and administrative expense for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily attributable to a $4.1 million increase in compensation expense driven by additional headcount due to operational growth.

The increase in general and administrative expense for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, was primarily attributable to a $6.5 million increase in compensation expense driven by additional headcount due to operational growth, offset by a $2.4 million decrease in legal costs primarily associated with on-going litigation.

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

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2012	2011			2012	2011
Cost of revenue	$14.9	$14.2	$0.7	4.9%	$29.8	$27.5	$2.3	8.4%
Operating expenses	21.9	21.6	0.3	1.4%	45.1	44.2	0.9	2.0%

Total amortization expense	$36.8	$35.8	$1.0	2.8%	$74.9	$71.7	$3.2	4.5%

As a percentage of total revenue	9.4%	11.2%			10.0%	11.5%

The increase in amortization of intangible assets for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily attributable to the amortization of acquired intangible assets from our business and technology acquisitions during the second half of fiscal 2011 and in fiscal 2012.

The increase in amortization of intangible assets for the six months ended March 31, 2012, as compared to the same periods in 2011, was primarily attributable to the amortization of acquired intangible assets from our business acquisitions during fiscal 2011 and our acquisitions of patents and technology from other third-parties during fiscal 2011. This increase was partially offset by a reduction in amortization of customer relationships that are recognized over the period of expected economic benefit.

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

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2012	2011			2012	2011
Transition and integration costs	$2.9	$0.1	$2.8	2,800.0%	$6.2	$1.1	$5.1	463.6%
Professional service fees	12.2	2.0	10.2	510.0%	22.7	3.3	19.4	587.9%
Acquisition-related adjustments	(0.1)	0.2	(0.3)	(150.0)%	0.7	0.9	(0.2)	(22.2)%

Total Acquisition-related costs, net	$15.0	$2.3	$12.7	552.2%	$29.6	$5.3	$24.3	458.5%

As a percentage of total revenue	3.8%	0.7%			3.9%	0.9%

The increase in acquisition-related costs, net for the three and six months ended March 31, 2012, as compared to the three and six months ended March 31, 2011, was primarily driven by an increase in professional service fees incurred associated with the Vlingo and Transcend transactions, as well as post-acquisition legal and regulatory costs associated with recently completed acquisitions. For the three and six months ended March 31, 2012, transition and integration costs consisted primarily of the costs associated with transitional employees from our acquisition of Swype.

Restructuring and Other Charges, Net

The following table sets forth the activity relating to the restructuring accruals included in Restructuring and other charges, net for the six months ended March 31, 2012 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2011	$5.1	$1.0	$6.1
Restructuring and other charges	4.7	0.6	5.3
Cash payments	(6.3)	(1.0)	(7.3)

Balance at March 31, 2012	$3.5	$0.6	$4.1

For the six months ended March 31, 2012, we recorded net restructuring and other charges of $5.3 million, which included a $4.7 million severance charge related to the elimination of approximately 140 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired and a $0.6 million charge related to the elimination of redundant facilities assumed in connection with our acquisitions during fiscal 2012 and 2011.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gains (losses) from other non-operating activities. The following table shows other income (expense), in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2012	2011			2012	2011
Interest income	$0.6	$0.7	$(0.1)	(14.3)%	$1.2	$1.5	$(0.3)	(20.0)%
Interest expense	(20.0)	(8.8)	(11.2)	(127.3)%	(37.7)	(18.1)	(19.6)	(108.3)%
Other income (expense), net	0.9	2.4	(1.5)	(62.5)%	6.6	8.6	(2.0)	(23.3)%

Total other income (expense), net	$(18.5)	$(5.7)	$(12.8)	(224.6)%	$(29.9)	$(8.0)	$(21.9)	(273.8)%

As a percentage of total revenue	(4.7)%	(1.8)%			(4.0)%	(1.3)%

The increase in interest expense for the three and six months ended March 31, 2012, as compared to the three and six months ended March 31, 2011, was due to the issuance of the 2031 Debentures in the first quarter of fiscal 2012. This increased cash interest expense by $4.7 million and $8.3 million and non-cash interest by $5.6 million and $9.5 million for the three and six month periods, respectively.

Provision for Income Taxes

The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2012	2011			2012	2011
Income before income taxes	$12.4	$4.1	$8.3	202.4%	$12.3	$10.1	$2.2	21.8%
Income tax provision	$11.5	$2.4	$9.1	379.2%	$2.1	$8.4	$(6.3)	(75.0)%

Effective income tax rate	92.7%	58.5%		34.2%	17.1%	83.2%		(66.1)%

The effective income tax rate was 92.7% and 17.1% for the three and six months ended March 31, 2012 respectively, and was 58.5% and 83.2% for the three and six months ended March 31, 2011, respectively. The change in the effective tax rate and income tax provision for the three month period primarily relates to an increase in domestic and international profits in the three month period ended March 31, 2012. The domestic provision increased by $5.9 million and the international increased by $0.7 million. The six month period reflects a decrease to the tax provision of $6.3 million. This is driven by the increase in domestic and international profits, offset by a one-time tax benefit recorded of $12.2 million in the period ended March 31, 2012 in connection with the acquisition of Swype.

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

	Three Months Ended March 31,		Change	Percent Change	Six Months Ended March 31,		Change	Percent Change
	2012	2011			2012	2011
Segment Revenues
Healthcare	$149.9	$121.0	$28.9	23.9%	$295.2	$238.8	$56.4	23.6%
Mobile and Consumer	115.1	93.7	21.4	22.8%	223.6	181.5	42.1	23.2%
Enterprise	91.4	74.0	17.4	23.5%	167.2	146.4	20.8	14.2%
Imaging	61.3	43.3	18.0	41.6%	113.8	82.5	31.3	37.9%

Total segment revenues	$417.7	$332.0	85.7	25.8%	$799.8	$649.2	150.6	23.2%
Less: acquisition related revenues	(27.4)	(13.0)	(14.4)	110.8%	(48.8)	(26.4)	(22.4)	84.8%

Total revenues	$390.3	$319.0	$71.3	22.4%	$751.0	$622.8	$128.2	20.6%

Segment Profit
Healthcare	$69.7	$57.8	11.9	20.6%	$143.7	$114.6	29.1	25.4%
Mobile and Consumer	49.7	41.4	8.3	20.0%	84.6	70.0	14.6	20.9%
Enterprise	32.6	14.8	17.8	120.3%	47.7	31.1	16.6	53.4%
Imaging	28.0	19.0	9.0	47.4%	48.8	34.8	14.0	40.2%

Total segment profit	$180.0	$133.0	$47.0	35.3%	$324.8	$250.5	$74.3	29.7%

Segment Profit Margin
Healthcare	46.5%	47.8%	(1.3)		48.7%	48.0%	0.7
Mobile and Consumer	43.2%	44.2%	(1.0)		37.8%	38.6%	(0.8)
Enterprise	35.7%	20.0%	15.7		28.5%	21.2%	7.3
Imaging	45.7%	43.9%	1.8		42.9%	42.2%	0.7

Total segment profit margin	43.1%	40.1%	3.0		40.6%	38.6%	2.0

Segment Revenue

Three Months Ended March 31, 2012

•

Healthcare segment revenue increased $28.9 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily attributable to revenue growth in both licenses and on-demand solutions. Professional services and hosted revenue increased $20.8 million due to growth in on-demand transactional volume, which includes additional volume from our acquisition of Webmedx. Our product and licensing revenue increased $5.6 million driven by continued strength in sales of our Dragon Medical solutions.

•

Mobile and Consumer segment revenue increased $21.4 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Our product and licensing revenue grew $16.5 million, driven by growth in our embedded handsets. Our professional services and hosting revenue grew $5.9 million, made up of $1.7 million of increase in professional services for embedded solutions and $2.9 million driven primarily by transactional volume growth in our connected mobile services.

•

Enterprise segment revenue increased $17.4 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Our product and licensing revenue grew $14.2 million, driven primarily by contributions from our acquisition of Loquendo. Our maintenance and support revenue grew $3.5 million from the continued strength in renewals.

•

Imaging segment revenue increased $18.0 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to growth in sales from our MFP products driven by our acquisition of Equitrac.

Six Months Ended March 31, 2012

•

Healthcare segment revenue increased $56.4 million, for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, primarily attributable to revenue growth in both licenses and professional services and hosted revenues. Professional services and hosted revenue increased $34.8 million due to growth in on-demand transactional volume, which includes additional volume from our acquisition of Webmedx. Our product and licensing revenue increased $17.0 million driven by continued strength in sales of our Dragon Medical solutions.

•

Mobile and Consumer segment revenue increased $42.1 million for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011. Our product and licensing revenue grew $33.1 million. This is comprised of $26.2 million due to growth in our embedded handset and automotive products, and $6.6 million of growth driven by increased sales of our Dragon Consumer products. Our professional services and hosting revenue grew $10.1 million driven by transactional volume growth in our connected mobile services.

•

Enterprise segment revenue increased $20.8 million for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011. Our product and licensing revenue grew $17.5 million, which includes contributions from our acquisition of Loquendo. Our maintenance and support revenue grew $5.4 million from the continued strength in renewals.

•

Imaging segment revenue increased $31.3 million for the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, due to growth in sales from our MFP products driven by our acquisition of Equitrac.

Segment Profit

Three Months Ended March 31, 2012

•

Healthcare segment profit for the three months ended March 31, 2012 increased 20.6% over the same period last year, driven primarily by segment revenue growth of 23.9%. Segment profit margin decreased 1.3 percentage points, from 47.8% last year to 46.5% during the current period. This decrease was primarily due to a decrease of 3.7 percentage points in margin due to a higher proportion of editing services in our on-demand offerings, offset by improvements in research and development expense of 1.3 percentage points

•

Mobile and Consumer segment profit for the three months ended March 31, 2012 increased 20.0% over the same period last year, resulting in part from a 22.8% increase in segment revenue, partially offset by increased investment in research and development and marketing. Segment profit margin decreased 1.0 percentage points, from 44.2% last year to 43.2% during the period. This decrease was driven primarily by a 3.9 percentage point decrease due to higher research and development expenses to support new product offerings and a 1.2 percentage point decrease as a result of higher marketing demand creation costs to drive Dragon product sales. These impacts were offset by favorable mix of product and licensing revenue, resulting in an increase of 2.5 percentage points.

•

Enterprise segment profit for the three months ended March 31, 2012 increased 120.3% over the same period last year, driven primarily by segment revenue growth of 23.5%. Segment profit margin increased 15.7 percentage points, from 20.0% last year to 35.7% in the current period. This increase benefited from favorable mix of product and licensing revenues, contributing to an increase in gross margins of 11.9 percentage points.

•

Imaging segment profit for the three months ended March 31, 2012 increased 47.4% over the same period last year, resulting in part from segment revenue growth of 41.6%. Segment profit margin increased 1.8 percentage points, from 43.9% last year to 45.7% in the current period. The change in segment profit margin was driven primarily by a 3.0 percentage point improvement due to leveraging of selling expenses. This improvement was offset by increased marketing spend to drive revenue growth and increased research and development expense related to our acquisition of Equitrac, reducing segment profit margin by 1.1 percentage points and 0.6 percentage points, respectively.

Six Months Ended March 31, 2012

•

Healthcare segment profit for the six months ended March 31, 2012 increased 25.4% over the same period last year, driven primarily by segment revenue growth of 23.6%. Segment profit margin improved 0.7 percentage points, from 48.0% last year to 48.7% in the current period. This improvement was driven by operating expense leverage in research and development, selling and marketing expenses which increased the segment profit by 2.8 percentage points, offset by a decrease of 2.1 percentage points in margin due to a higher proportion of editing services in our on-demand offerings.

•

Mobile and Consumer segment profit for the six months ended March 31, 2012 increased 20.9% over the same period last year, resulting in part from a 23.2% increase in segment revenue, partially offset by increased investment in research and development and marketing. Segment profit margin decreased 0.8 percentage points, from 38.6% last year to 37.8% during the period. The change in segment profit margin included a decrease of 3.5 percentage points due to additional investments in research and development to support new product offerings, offset by a 2.3 percentage point improvement resulting from revenue mix shift towards product and licensing revenue.

•

Enterprise segment profit for the six months ended March 31, 2012 increased 53.4% over the same period last year, driven primarily by a 14.2% growth in segment revenue. Segment profit margin increased 7.3 percentage points, from 21.2% last year to 28.5% in the current period. This increase benefited from a favorable mix of product and licensing revenues, contributing to an increase in gross margins of 5.6 percentage points.

•

Imaging segment profit for the six months ended March 31, 2012 increased 40.2% over the same period last year, driven in part from a 37.9% increase in segment revenue offset in part, by increased investment in sales and marketing and research and development expense. Segment profit margin increased 0.7 percentage points, from 42.2% last year to 42.9% during the period. The change in segment profit margin included a 3.1 percentage point improvement due to leveraging selling expenses. This improvement was offset by 2.5 percentage points of segment margin erosion due to increased marketing spend to drive revenue growth and increased research and development expense related to our acquisition of Equitrac, reducing segment profit margin by 0.8 percentage points and 1.7 percentage points, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $966.7 million as of March 31, 2012, an increase of $519.5 million as compared to $447.2 million as of September 30, 2011. Our working capital was $500.6 million as of March 31, 2012, as compared to $379.9 million as of September 30, 2011. Cash and cash equivalents held by our international operations totaled $72.2 million and $61.7 million at March 31, 2012 and September 30, 2011, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the withholding taxes payable as a result would have a material impact to our liquidity. As of March 31, 2012, our total accumulated deficit was $358.1 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents and marketable securities on-hand are sufficient to meet our operating needs for at least the next twelve months.

As a result of the trading value of our common stock during the quarter ended March 31, 2012, the 2027 Debentures are convertible at the option of each holder until June 30, 2012, and are therefore classified as a current liability in our balance sheet at March 31, 2012. Based on the current market value of the debentures, we do not anticipate a material portion of the debentures to be converted within the next twelve months.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended March 31, 2012 was $190.1 million, an increase of $30.7 million, or 19.3%, as compared to cash provided by operating activities of $159.4 million for the six months ended March 31, 2011. The increase was primarily driven by the following factors:

•

An increase in cash flows of $20.6 million generated by changes in working capital, excluding deferred revenue, primarily driven by an €18.0 million ($23.4 million equivalent) payment during the first quarter of fiscal 2011 for a fixed obligation assumed in connection with our acquisition of SpinVox; and

•	An increase in cash flows of $7.8 million resulting from an increase in net income, exclusive of non-cash adjustment items.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended March 31, 2012 was $137.1 million, an increase of $116.1 million, as compared to cash used in investing activities of $21.0 million for the six months ended March 31, 2011. The net increase in the cash used in investing activities was primarily driven by the following factors:

•

An increase in cash outflows of $109.3 million for business and technology acquisitions, primarily driven by the cash consideration of approximately $77.5 million paid in connection with the acquisition of Swype as well as an advance cash payment of $30.0 million for our pending acquisition of Vlingo during the six months ended March 31, 2012;

•	An increase in cash outflows of $21.2 million resulting from additional capital expenditures, primarily related to the purchase of a corporate asset in the six months ended March 31, 2012;

•

A decrease in cash inflows of $10.4 million from restricted cash related to the release of cash placed in an irrevocable standby letter of credit account which was dispersed upon satisfaction of a liability assumed in connection with our acquisition of SpinVox; and

•	Offset by an increase in cash inflows of $24.9 million related to the purchases and maturities of marketable securities in the periods.

Cash Used in Financing Activities

Cash provided by financing activities for the six months ended March 31, 2012 was $464.6 million, an increase of $482.4 million, as compared to cash used in financing activities of $17.8 million for the six months ended March 31, 2011. The net increase was primarily driven by the following factors:

•

A $676.3 million cash inflow resulting from the issuance of the 2031 Debentures, net of issuance costs, offset by $200.0 million that we used to repurchase 8.5 million shares of our common stock during the quarter ended December 31, 2011;

•

An increase of $9.6 million of cash inflows as the result of the cash received to settle share-based derivatives in the six months ended March 31, 2012 driven by increases in our share price in the period; and

•

Inflows were offset by a $9.7 million increase in cash outflows as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting activities and an increase in intrinsic value of the shares vested as a result of the overall increase in our stock price during the six months ended March 31, 2012 as compared to the same period in 2011.

2.75% Convertible Debentures due in 2031

On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. Total proceeds, net of debt issuance costs, were $676.6 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semiannually in arrears, beginning on May 1, 2012. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.

If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after December 31, 2011 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $690 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2012, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

2.75% Convertible Debentures due in 2027

We have $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) that were issued on August 13, 2007 in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Our common stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended March 31, 2012. Accordingly, the 2027 Debentures are convertible at the holder’s option through June 30, 2012. If the holder were to exercise the conversion option, the principal amount is payable in cash and any amount payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. As a result, we have classified the 2027 Debentures in current liabilities as of March 31, 2012 reflecting the redemption rights of the holders to convert their debentures during the quarter ending June 30, 2012.

Credit Facility

Our credit facility consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). In July 2011, we entered into agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining term loan balance as of July 1, 2011, lenders representing $493.2 million elected to extend the maturity date by three years to March 31, 2016. The remaining $145.3 million in term loans are due March 2013. In addition, lenders participating in the revolving credit facility chose to extend the maturity date by three years to March 31, 2015. As of March 31, 2012, $633.8 million remained outstanding under the term loans, there were $15.5 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2012, we were in compliance with the covenants under the Credit Facility.

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

At March 31, 2012 the applicable margins were 1.75%, with an effective rate of 2.00%, on the remaining balance of $144.3 million maturing in March 2013 and 3.00%, with an effective rate of 3.25%, on the remaining balance of $489.5 million maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of March 31, 2012, the commitment fee rate was 0.375%.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table outlines our contractual payment obligations as of March 31, 2012 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	Remaining 2012	2013 and 2014	2015 and 2016	Thereafter
Credit Facility(1)	$633.8	$3.2	$153.2	$477.4	$—
Convertible Senior Debentures(2)	940.0	—	250.0	—	690.0
Interest payable under Credit Facility(1)	63.5	8.1	31.9	23.5	—
Interest payable under 2.75% Convertible Senior Debentures(3)	123.1	12.9	51.7	37.9	20.6
Letters of Credit(4)	15.5	10.9	4.6	—	—
Lease obligations and other liabilities:
Operating leases	138.0	15.3	52.3	41.9	28.5
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions	1.1	0.5	0.6	—	—
Pension, minimum funding requirement(5)	4.5	1.8	2.7	—	—
Purchase commitments for inventory, property and equipment(6)	9.2	9.2	—	—	—
Collaboration agreements(7)	54.3	23.4	28.4	2.5	—
Other long-term liabilities assumed(8)	13.8	5.3	5.0	3.5	—

Total contractual cash obligations	$1,996.8	$90.6	$580.4	$586.7	$739.1

(1)	Interest is due and payable monthly under the Credit Facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of March 31, 2012 related to the Credit Facility.
(2)	Holders of the 2027 Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022. Holders of the 2031 Debentures have the right to require us to redeem the Debentures on November 1, 2017, 2021, and 2026. As a result of the common stock trigger price provision, each holder of the 2027 Debentures has the right to convert their holdings during the quarter ending June 30, 2012, however we do not believe that a material amount of the holders will elect to convert their Debentures.
(3)	2.75% interest is due and payable semi-annually under 2027 Debentures and 2031 Debentures.
(4)	Letters of Credit are in place primarily to secure future operating lease payments.
(5)	Our U.K. pension plan has a minimum annual funding requirement of £859,900 (approximately $1.4 million based on the exchange rate at March 31, 2012) for each of the next 3 years, through fiscal 2014.
(6)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog as well as purchase commitments for property and equipment.
(7)	Payments under the research collaboration agreements are payable in cash or common stock at our option.
(8)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessor companies prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $21.0 million. As of March 31, 2012, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $6.7 million, which ranges from $0.7 million to $1.6 million on an annualized basis through 2016.

The gross liability for unrecognized tax benefits as of March 31, 2012 was $15.4 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

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

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At March 31, 2012, we have not recorded any obligation related to these earn-out provisions.

Pending Acquisitions

In December 2011, we signed an agreement to acquire Vlingo, Inc., subject to regulatory approvals and other customary closing conditions. Pursuant to the terms of the agreement, we have advanced $30.0 million to Vlingo, which is reported in Other Assets at March 31, 2012. We will evaluate the recoverability of any advances each period until the acquisition is completed. Any portion of the advances deemed not recoverable will be expensed as acquisition-related costs, net. In the event that this transaction does not close by July 1, 2012, we are required to make an advance of $5.0 million and will be obligated to pay an additional $5.0 million on the first day of each month thereafter, up to $30.0 million, until the transaction is completed. If the merger agreement is terminated and the transaction does not close, we will expense these non-refundable advances as acquisition-related costs, net.

In March 2012, we signed an agreement to acquire Transcend Services, Inc. Under the terms of the agreement, we agreed to acquire Transcend pursuant to a cash tender offer for all the outstanding shares of Transcend at a price of $29.50 per share. On April 26, 2012, we purchased 10,444,598 shares at $29.50 per share for a total purchase price of $308.1 million.

Off-Balance Sheet Arrangements

Through March 31, 2012, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2012 would not have a material impact on our revenue, operating results or cash flows in the coming year.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. During fiscal 2011, we established a program that primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $99.2 million at March 31, 2012. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.

At March 31, 2012, we held approximately $966.7 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio or results of operations.

At March 31, 2012, our total outstanding debt balance exposed to variable interest rates was $633.8 million. A hypothetical change in market rates would have a significant impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding variable rate debt would increase $6.3 million per annum.

Equity Price Risk

We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of March 31, 2012, we had no outstanding security price guarantees.

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

Our debentures trade in the financial markets, and the fair value at March 31, 2012 was $365.5 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on March 31, 2012 of approximately $328.5 million. A 10% increase in the stock price over the March 31, 2012 closing price of $25.58 would have an estimated $26.9 million increase to the fair value and a $32.9 million increase to the conversion value of the debentures. Given the current trading value of the debentures, the greatest value to the holders of the debentures would be to sell their holding in the open market in order to maximize their return. Based on this, we believe that the holders may not have a significant economic incentive to convert prior to the first redemption date in August 2014.

2031 Debentures

The fair value of our 2031 Debentures is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market value of the debentures will generally increase or decrease as the market price of our common stock changes. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. However, increases in the value of our common stock above $41.99 for a specified period of time may provide the holders of the debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement. Our debentures trade in the financial markets, and the fair value at March 31, 2012 was $784.0 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on March 31, 2012 of approximately $546.5 million. A 10% increase in the stock price over the March 31, 2012 closing price of $25.58 would have an estimated $40.4 million increase to the fair value and a $54.6 million increase to the conversion value of the 2031 Debentures.

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

Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2012, we had identified intangible assets of approximately $693.9 million, net of accumulated amortization, and goodwill of approximately $2.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of March 31, 2012, we had a total of $1,574.0 million of gross debt outstanding, including $144.3 million in term loans due in March 2013, $489.5 million in term loans due in March 2016 under an amended and restated agreement signed in July 2011, and $940.0 million in convertible debentures. Investors may convert the 2027 Debentures, totaling $250.0 million in aggregate principal amount during the quarter ending June 30, 2012 because our common stock price exceeded 120% of the conversion price of approximately $23.36 per share for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. In addition, investors may require us to redeem the 2027 Debentures in August 2014. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if our common stock price exceeds the conversion price of approximately $32.30 per share for certain specified periods. We also have a $75.0 million revolving credit line available to us through March 2015. As of March 31, 2012, there were $15.5 million of letters of credit issued but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

We reported net income of $38.2 million in fiscal 2011; however we reported net losses of $19.1 million and $19.4 million for the fiscal years 2010 and 2009, respectively. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within voice and language, we compete with AT&T, Microsoft, Google, and other smaller providers. Within healthcare, we compete with M*Modal and other smaller providers. Within imaging, we compete with ABBYY, Adobe, I.R.I.S. and NewSoft. In voice and language, some of our partners such as Avaya, Cisco, Intervoice and Genesys develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in voice, language and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

As of March 31, 2012, Warburg Pincus, a global private equity firm, beneficially owned approximately 19% of our outstanding common stock, including warrants exercisable for up to 3,862,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

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

Provisions of our certificate of incorporation, bylaws and Delaware law, as well as other organizational documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	authorized “blank check” preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the ability of stockholders to call special meetings of stockholders;

•	requiring all stockholder actions to be taken at meetings of our stockholders; and

•	establishing advance notice requirements for nominations of directors and for stockholder proposals.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 10, 2012.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of March 6, 2012, by and among Nuance, Townsend Merger Corporation, a wholly owned subsidiary of Nuance, and Transcend Services, Inc..	8-K	0-27038	2.1	3/7/2012

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004

3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007

3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

101	The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes of Consolidated Financial Statements.					X