Form 10-Q
period 2012-06-30
Nuance Communications, Inc.
filed 2012-08-07
CIK 1002517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s Common Stock, outstanding as of July 31, 2012 was 307,862,341.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Product and licensing	$190,299	$152,745	$531,499	$428,181
Professional services and hosting	181,940	125,347	477,057	377,078
Maintenance and support	59,505	50,817	174,172	146,441

Total revenues	431,744	328,909	1,182,728	951,700

Cost of revenues:
Product and licensing	16,669	15,820	53,124	47,950
Professional services and hosting	115,205	83,301	302,580	248,003
Maintenance and support	11,093	8,836	33,006	26,645
Amortization of intangible assets	14,933	13,087	44,734	40,541

Total cost of revenues	157,900	121,044	433,444	363,139

Gross profit	273,844	207,865	749,284	588,561

Operating expenses:
Research and development	56,084	42,245	162,130	129,898
Sales and marketing	93,156	73,336	267,907	225,817
General and administrative	43,016	35,901	115,480	104,271
Amortization of intangible assets	25,917	20,972	71,025	65,221
Acquisition-related costs, net	16,775	8,595	46,372	13,910
Restructuring and other charges, net	1,402	864	6,802	5,343

Total operating expenses	236,350	181,913	669,716	544,460

Income from operations	37,494	25,952	79,568	44,101
Other income (expense):
Interest income	516	727	1,757	2,213
Interest expense	(20,450)	(8,749)	(58,121)	(26,814)
Other income, net	13,805	301	20,449	8,865

Income before income taxes	31,365	18,231	43,653	28,365
Benefit from income taxes	(47,899)	(23,390)	(45,841)	(14,982)

Net income	$79,264	$41,621	$89,494	$43,347

Net income per share:
Basic	$0.26	$0.14	$0.29	$0.14

Diluted	$0.25	$0.13	$0.28	$0.14

Weighted average common shares outstanding:
Basic	306,766	303,100	305,364	300,846

Diluted	320,559	317,802	321,752	314,791

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$539,555	$447,224
Restricted cash (Note 9)	—	6,799
Marketable securities	—	31,244
Accounts receivable, less allowances for doubtful accounts of $6,656 and $5,707	333,955	280,856
Prepaid expenses and other current assets	106,049	88,804

Total current assets	979,559	854,927
Land, building and equipment, net	112,039	78,218
Goodwill	2,811,122	2,347,880
Intangible assets, net	834,419	731,577
Other assets	80,435	82,691

Total assets	$4,817,574	$4,095,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$148,946	$6,905
Contingent and deferred acquisition payments	47,626	23,783
Accounts payable	108,641	82,703
Accrued expenses and other current liabilities	181,282	176,074
Deferred revenue	201,593	185,605

Total current liabilities	688,088	475,070
Long-term portion of debt and capital leases	1,260,988	853,020
Deferred revenue, net of current portion	102,402	90,382
Deferred tax liability	75,999	72,229
Other liabilities	81,898	111,221

Total liabilities	2,209,375	1,601,922

Commitments and contingencies (Notes 5 and 17)

Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 310,994 and 312,456 shares issued and 307,243 and 308,705 shares outstanding	311	312
Additional paid-in capital	2,921,494	2,745,931
Treasury stock, at cost (3,751 and 3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive (loss) income	(22,653)	2,402
Accumulated deficit	(278,796)	(243,117)

Total stockholders’ equity	2,608,199	2,493,371

Total liabilities and stockholders’ equity	$4,817,574	$4,095,293

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$89,494	$43,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,518	125,719
Stock-based compensation	116,416	109,505
Non-cash interest expense	24,788	9,524
Deferred tax benefit	(59,200)	(35,727)
Gain on non-controlling strategic equity interest	(13,726)	—
Other	3,512	4,259
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(33,330)	(3,679)
Prepaid expenses and other assets	(980)	(17,095)
Accounts payable	22,492	(9,999)
Accrued expenses and other liabilities	11,735	(9,950)
Deferred revenue	30,824	43,603

Net cash provided by operating activities	331,543	259,507

Cash flows from investing activities:
Capital expenditures	(52,009)	(24,267)
Payments for business and technology acquisitions, net of cash acquired	(665,817)	(320,014)
Purchases of marketable securities and other investments	(5,156)	(10,776)
Proceeds from sales and maturities of marketable securities and other investments	31,011	6,650
Change in restricted cash balances	6,747	17,184

Net cash used in investing activities	(685,224)	(331,223)

Cash flows from financing activities:
Payments of debt and capital leases	(5,259)	(5,864)
Proceeds from issuance of convertible debt, net of issuance costs	676,297	—
Payments for repurchases of common stock	(199,997)	—
Proceeds from settlement of share-based derivatives	9,020	9,414
Payments of other long-term liabilities	(8,145)	(7,794)
Excess tax benefits on employee equity awards	(4,083)	8,220
Proceeds from issuance of common stock from employee stock plans	18,863	21,712
Cash used to net share settle employee equity awards	(39,125)	(30,027)

Net cash provided by (used in) financing activities	447,571	(4,339)

Effects of exchange rate changes on cash and cash equivalents	(1,559)	6,406

Net increase (decrease) in cash and cash equivalents	92,331	(69,649)
Cash and cash equivalents at beginning of period	447,224	516,630

Cash and cash equivalents at end of period	$539,555	$446,981

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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

3.	Comprehensive Income

The components of comprehensive income are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income	$79,264	$41,621	$89,494	$43,347
Other comprehensive income:
Foreign currency translation adjustment	(26,816)	6,148	(25,142)	22,893
Unrealized (loss) gain on cash flow hedge derivatives	—	(465)	(20)	54
Unrealized gain on marketable securities, net	9	28	13	26
Recognition of pension loss amortization	24	9	94	139

Other comprehensive income (loss)	(26,783)	5,720	(25,055)	23,112

Comprehensive income	$52,481	$47,341	$64,439	$66,459

4.	Business Acquisitions

Fiscal 2012 Acquisitions

On June 1, 2012, we acquired all of the outstanding capital stock of Vlingo Corporation (“Vlingo”) for net cash consideration of $196.3 million, which excludes the amounts we received as a security holder of Vlingo, as described below. At the closing of the merger, $15 million of the merger consideration was deposited into an escrow account that will be held for twelve months after the closing date to satisfy any indemnification claims. Vlingo provides technology that turns spoken words into action by combining speech recognition and natural language processing technology to understand the user’s intent and take the appropriate action. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations for Vlingo are included in our Mobile and Consumer Segment from the acquisition date.

On April 26, 2012, we acquired all of the outstanding capital stock of Transcend Services, Inc. (“Transcend”), a provider of medical transcription and editing services. The aggregate consideration payable to the former stockholders of Transcend was $332.3 million. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations for Transcend are included in our Healthcare segment from the acquisition date.

On October 6, 2011, we acquired all of the outstanding capital stock of Swype, Inc. (“Swype”), a provider of software that allows users to type by sliding a finger or stylus from letter to letter on a touch screen keyboard. Total consideration for the purchase was approximately $102.5 million, of which $77.5 million was paid in cash at the closing and the remaining $25.0 million (the “Contingent Consideration”) is payable on the eighteen-month anniversary of the closing. The Contingent Consideration is subject to certain adjustments and conditions, including the requirement that certain key executives not terminate their employment with Nuance or have their employment terminated for certain reasons (see Note 5). The goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of Swype are included in our Mobile and Consumer segment from the acquisition date.

A summary of the preliminary allocation of the purchase consideration for Vlingo, Transcend and Swype is as follows (dollars in thousands):

	Vlingo	Transcend	Swype
Total purchase consideration:
Cash	$196,304	$332,253	$77,500
Fair value of contingent consideration	—	—	16,444
Fair value of prior investment (a)	28,696	—	—

Total purchase consideration	$225,000	$332,253	$93,944

Allocation of the purchase consideration:
Cash	$—	$6,255	$6,741
Accounts receivable	5,206	16,517	3,420
Goodwill (b)	192,962	208,867	64,579
Identifiable intangible assets (c)	29,752	142,160	32,300
Other assets	2,884	18,239	264

Total assets acquired	230,804	392,038	107,304
Current liabilities	(5,804)	(9,933)	(706)
Deferred tax liability	—	(47,584)	(12,654)
Other long term liabilities	—	(2,268)	—

Total liabilities assumed	(5,804)	(59,785)	(13,360)

Net assets acquired	$225,000	$332,253	$93,944

(a)	In October 2009, we acquired $15 million of convertible preferred securities of Vlingo. We have recognized a gain of $13.7 million included in other income, net, reflecting the fair value adjustment as a result of the conversion of our original investment in the non-controlling interest upon the closing of the Vlingo acquisition.
(b)	At the time of the Vlingo acquisition, we ascribed significant value to future new customer relationships, future technologies that could be developed, as well as synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill.
(c)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	Vlingo		Transcend		Swype
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Core and completed technology	$5,402	5.4	$5,410	5.0	$16,500	7.0
Customer relationships	23,530	14.0	130,260	13.0	10,800	10.0
Trade name	30	3.0	4,480	4.0	4,800	8.0
Non-Compete agreements	790	3.0	2,010	3.0	200	3.0

Total	$29,752		$142,160		$32,300

Fiscal 2011 Acquisitions

On June 16, 2011, we acquired all of the outstanding capital stock of SVOX AG (“SVOX”), a Swiss based seller of speech recognition, dialog, and text-to-speech software products for the automotive, mobile and consumer electronics industries in our Mobile and Consumer segment. Total purchase consideration was €87.0 million which consists of cash consideration of €57.0 million ($80.9 million based on the exchange rate as of the date of acquisition) and aggregate deferred acquisition payments of €30.0 million ($43.0 million based on the exchange rate as of the date of acquisition). The deferred acquisition payment is payable in cash or shares of our common stock, at our option; €8.3 million of the deferred acquisition payment was paid in cash in June 2012 and the remaining €21.7 million is due on December 31, 2012. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of SVOX have been included in our results of operations from the acquisition date.

On June 15, 2011, we acquired all of the outstanding capital stock of Equitrac Corporation (“Equitrac”), a leading provider of print management solutions, to expand the offerings of our Imaging segment, for cash consideration of approximately $162.0 million. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of Equitrac have been included in our results of operations from the acquisition date.

A summary of the final allocation of the purchase consideration for Equitrac and SVOX is as follows (in thousands):

	Equitrac	SVOX
Total purchase consideration:
Cash	$161,950	$80,919
Deferred acquisition payment, at fair value	—	41,456

Total purchase consideration	$161,950	$122,375

Allocation of the purchase consideration:
Cash	$115	$—
Accounts receivable(a)	9,931	3,663
Inventory	2,462	—
Goodwill	90,077	86,767
Identifiable intangible assets(b)	91,900	42,165
Other assets	12,144	2,728

Total assets acquired	206,629	135,323
Current liabilities	(6,368)	(9,663)
Deferred tax liability	(38,311)	(3,285)

Total liabilities assumed	(44,679)	(12,948)

Net assets acquired	$161,950	$122,375

(a)	Accounts receivable have been recorded at their estimated fair values, which consist of the gross accounts receivable assumed of $15.4 million, reduced by a fair value reserve of $1.8 million representing the portion of contractually owed accounts receivable which we do not expect to be collected.
(b)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on final valuations (dollars in thousands):

	Equitrac		SVOX
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Customer relationships	$55,800	15.0	$35,612	13.4
Core and completed technology	22,000	7.0	6,268	5.0
Trade name	14,100	10.0	285	3.0

Total	$91,900		$42,165

Proforma Results

The following table shows unaudited pro forma results of operations as if we had acquired Equitrac, SVOX, Swype, Transcend, and Vlingo on October 1, 2010 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue	$443,581	$380,513	$1,264,280	$1,097,373
Net income (loss)	22,436	(3,140)	26,829	(19,611)
Net income (loss) per share	$0.07	$(0.01)	$0.08	$(0.07)

We have not furnished pro forma financial information related to our other fiscal 2011 and 2012 acquisitions because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

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

The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Professional service fees	$14,754	$7,775	$37,487	$11,107
Transition and integration costs	2,001	453	8,214	1,506
Acquisition-related adjustments	20	367	671	1,297

Total	$16,775	$8,595	$46,372	$13,910

5.	Contingent Acquisition Payments

The fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings included in acquisition-related costs, net in each reporting period.

In connection with our acquisition of Swype in October 2011, we agreed to make deferred payments to the former shareholders of Swype of up to $25.0 million in April 2013, contingent upon the continued employment of three named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the three executives terminates employment prior to the payment date or if any losses occur to which we would be entitled to indemnification under the merger agreement. The portion of the deferred payment that is payable to the three named executives will be recognized as compensation expense over the 18 month employment period. The remaining liability is included in the total purchase consideration and has been recorded at its estimated fair value at the acquisition date of $16.4 million.

In connection with an immaterial acquisition during fiscal 2010, we agreed to make contingent earn-out payments of up to $2.5 million, payable in stock, upon the achievement of certain financial targets for calendar year 2010 and 2011. At the acquisition date, we recorded $1.0 million as the fair value of the contingent consideration. For the nine months ended June 30, 2012 and 2011, we have recorded expense of $0.7 million and $1.4 million, respectively, as fair value adjustments included in acquisition-related costs, net in our consolidated statement of operations. In June 2012, we paid $2.1 million in cash and stock to the former shareholders related to the final earn-out.

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At June 30, 2012, we have not recorded any obligation related to these earn-out provisions.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the nine months ended June 30, 2012, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance as of September 30, 2011	$2,347,880	$731,577
Acquisitions	481,105	225,379
Purchase accounting adjustments	837	—
Amortization	—	(115,759)
Effect of foreign currency translation	(18,700)	(6,778)

Balance as of June 30, 2012	$2,811,122	$834,419

7.	Financial Instruments and Hedging Activities

Derivatives Not Designated as Hedges

Forward Currency Contracts

We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. During fiscal 2011, we commenced a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally we enter into contracts for less than 90 days, and at June 30, 2012 we had outstanding contracts with a total notional value of $110.4 million.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income, net in our consolidated statement of operations.

Security Price Guarantees

From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other income, net. During the nine months ended June 30, 2012 and 2011, we received cash amounts totaling $9.0 million and $9.4 million, respectively, upon the settlement of agreements during the period.

The following is a summary of the outstanding shares subject to security price guarantees at June 30, 2012 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
April 2, 2012	97,733	October 2, 2012	$2,500
June 1, 2012	116,822	December 1, 2012	$2,500

The following table provides a quantitative summary of the fair value of our derivative instruments as of June 30, 2012 and September 30, 2011 (dollars in thousands):

		Fair Value
Description	Balance Sheet Classification	June 30, 2012	September 30, 2011
Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$436	$—
Foreign currency contracts	Accrued expenses and other current liabilities	$(271)	$(1,025)
Security Price Guarantees	Prepaid expenses and other current assets	112	2,781

Net asset value of non-hedge derivative instruments		$277	$1,756

Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$15

Net asset value of hedge derivative instruments		$—	$15

The following tables summarize the activity of derivative instruments for the three and nine months ended June 30, 2012 and 2011 (dollars in thousands):

Derivatives Not Designated as Hedges

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended June 30,		Nine Months Ended June 30,
	Recognized in Income	2012	2011	2012	2011
Foreign currency contracts	Other income (expense), net	$(4,106)	$(217)	$(4,007)	$(675)
Security price guarantees	Other income (expense), net	$112	$395	$6,350	$10,844

Derivatives Designated as Hedges for the Three Months Ended June 30,

	Amount of Gain (Loss) Recognized in OCI		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
Foreign currency contracts	$—	$16	Other income, net	$—	$481

Derivatives Designated as Hedges for the Nine Months Ended June 30,

	Amount of Gain (Loss) Recognized in OCI		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
Foreign currency contracts	$—	$529	Other income, net	$15	$978
Interest rate swaps	$—	$—	Interest Expense	$—	$(503)

Other Financial Instruments

Financial instruments, including cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.

The estimated fair value of our long-term debt approximated $1,725.7 million (face value $1,572.4 million) and $937.8 million (face value $887.4 million) at June 30, 2012 and September 30, 2011, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The term loan portion of our Credit Facility is traded and the fair values were estimated using the averages of the June 30, 2012 and September 30, 2011 bid and ask trading quotes at each respective reporting date. The fair values of the 2.75% Convertible Debentures due 2027 and the 2.75% Convertible Debentures due 2031 at each respective reporting date were estimated using the averages of the bid and ask trading quotes. We had no outstanding balance on the revolving credit line portion of our Credit Facility at June 30, 2012 and September 30, 2011. Our capital lease obligations and other debt are not traded and the fair values of these instruments are assumed to approximate their carrying values as of June 30, 2012 and September 30, 2011.

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

ASC 820, Fair Value Measures and Disclosures, establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and September 30, 2011 consisted of (dollars in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$369,707	$—	$—	$369,707
Time deposits(b)	—	35,319	—	35,319
US government agency securities(a)	1,000	—	—	1,000
Foreign currency exchange contracts(b)	—	436	—	436
Security price guarantees(c)	—	112	—	112

Total assets at fair value	$370,707	$35,867	$—	$406,574

Liabilities:
Foreign currency exchange contracts(b)	$—	$271	$—	$271
Contingent earn-out(d)	—	—	16,846	16,846

Total liabilities at fair value	$—	$271	$16,846	$17,117

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$258,001	$—	$—	$258,001
Time deposits(b)	—	49,832	—	49,832
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $31,256 at cost (b)	—	31,244	—	31,244
Foreign currency exchange contracts(b)	—	15	—	15
Security price guarantees(c)	—	2,781	—	2,781

Total assets at fair value	$259,001	$83,872	$—	$342,873

Liabilities:
Foreign currency exchange contracts(b)	$—	$1,025	$—	$1,025
Contingent earn-out(d)	—	—	1,358	1,358

Total liabilities at fair value	$—	$1,025	$1,358	$2,383

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

(b)	The fair values of our time deposits, marketable securities and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.
(c)	The fair values of the security price guarantees are determined using a modified Black-Scholes model, derived from observable inputs such as US treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.
(d)	The fair value of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as our common stock price when the contingent consideration arrangement is payable in shares of our common stock. Refer to Note 5 for additional information.

The changes in the fair value of contingent earn-out liabilities are as follows (dollars in thousands):

	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2012
Balance at beginning of period	$18,776	$1,358
Earn-out liability established at time of acquisition	—	16,444
Charges to acquisition-related costs, net	134	1,108
Payments upon settlement	(2,064)	(2,064)

Balance at end of period	$16,846	$16,846

Earn-out payments are generally payable based on achieving the specified performance criteria during defined post-acquisition time periods as specified in the purchase and sale agreement for each acquisition. Changes in the fair value during the nine months ended June 30, 2012 resulted from improved revenue performance together with an increase in our stock price during the earn-out period.

9.	Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2012	September 30, 2011
Compensation	$101,214	$97,929
Professional fees	12,969	11,975
Income taxes payable	10,777	4,240
Acquisition-related costs and liabilities	10,270	8,414
Cost of revenue related liabilities	10,358	8,698
Sales and marketing incentives(a)	10,155	16,253
Sales and other taxes payable	9,967	9,876
Accrued interest payable	5,915	977
Accrued business combination costs	1,766	8,275
Other	7,891	9,437

Total	$181,282	$176,074

(a)	Included in accrued sales and marketing incentives as of September 30, 2011, is a €5.0 million fixed obligation assumed in connection with our acquisition of SpinVox in 2009. At September 30, 2011, we had €5.0 million ($6.8 million equivalent) of restricted cash that has been placed in an irrevocable standby letter of credit related to the liability. The restricted cash was released upon the settlement of the liability during the three months ended December 31, 2011.

10.	Deferred Revenues

Deferred revenue consisted of the following (dollars in thousands):

	June 30, 2012	September 30, 2011
Current Liabilities:
Deferred maintenance revenue	$108,068	$101,480
Unearned revenue	93,525	84,125

Total current deferred revenue	$201,593	$185,605

Long-term Liabilities:
Deferred maintenance revenue	$36,247	$22,712
Unearned revenue	66,155	67,670

Total long-term deferred revenue	$102,402	$90,382

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

The following table sets forth accrual activity relating to restructuring and other charges for the nine months ended June 30, 2012 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2011	$5,121	$940	$6,061
Restructuring and other charges, net	5,645	359	6,004
Cash payments	(8,263)	(1,239)	(9,502)

Balance at June 30, 2012	$2,503	$60	$2,563

Restructuring and other charges, net by segment are as follows (dollars in thousands):

	Three Months Ended June 30,
	2012				2011
	Personnel	Facilities	Other	Total	Personnel	Facilities	Other	Total
Healthcare	$(85)	$—	$—	$(85)	$27	$—	$—	$27
Mobile and Consumer	344	—	—	344	657	—	—	657
Enterprise	(2)	—	—	(2)	56	—	—	56
Imaging	—	—	—	—	—	—	—	—
Corporate	673	(299)	—	374	83	98	164	345

Total	$930	$(299)	$—	$631	$823	$98	$164	$1,085

	Nine Months Ended June 30,
	2012				2011
	Personnel	Facilities	Other	Total	Personnel	Facilities	Other	Total
Healthcare	$357	$61	$—	$418	$326	$—	$—	$326
Mobile and Consumer	1,657	597	—	2,254	1,474	—	—	1,474
Enterprise	1,280	—	—	1,280	1,543	1,263	—	2,806
Imaging	200	—	—	200	78	—	—	78
Corporate	2,151	(299)	—	1,852	433	197	258	888

Total	$5,645	$359	$—	$6,004	$3,854	$1,460	$258	$5,572

For the nine months ended June 30, 2012, we recorded net restructuring and other charges of $6.0 million, which included a $5.6 million severance charge related to the elimination of approximately 145 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired. In addition to the restructuring charges, we recorded $0.8 million and $(0.2) million of business combination costs in the nine months ended June 30, 2012 and 2011, respectively, that are included in Restructuring and other charges, net. These costs relate to liabilities established for our acquisitions completed prior to our adoption of ASC 805 in fiscal 2010.

12.	Credit Facilities and Debt

At June 30, 2012 and September 30, 2011, we had the following borrowing obligations (dollars in thousands):

	June 30, 2012	September 30, 2011
2.75% Convertible Debentures due 2027, net of unamortized discount of $20.6 million and $27.4 million, respectively	$229,435	$222,557
2.75% Convertible Debentures due 2031, net of unamortized discount of $141.9 million	548,113	—
Credit Facility	632,176	636,941
Obligations under capital leases and other	210	427

Total long-term debt	1,409,934	859,925
Less: current portion	148,946	6,905

Non-current portion of long-term debt	$1,260,988	$853,020

2.75% Convertible Debentures due 2031

On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. Total proceeds, net of debt issuance costs, were $676.3 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semiannually in arrears, beginning on May 1, 2012. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026.

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

If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after December 31, 2011 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2031 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $690 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2012, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

2.75% Convertible Debentures due 2027

We have $250 million of 2.75% convertible senior debentures due in August 2027 (the “2027 Debentures”). If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2027 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2012, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Our stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended March 31, 2012. Accordingly, the 2027 Debentures were convertible at the holders’ option during the quarter ended June 30, 2012 and therefore were classified as current liabilities at March 31, 2012.

The difference between the carrying value of the 2027 Debentures and the $250.0 million principal amount reflects the unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized over the expected term of the convertible debt. Because the 2027 Debentures were convertible at March 31, 2012, an amount equal to the $22.9 million unamortized portion of the original issue discount was separately classified in our consolidated balance sheets as temporary equity and referred to as “Equity component of currently redeemable convertible debentures.” At June 30, 2012, the debentures are not convertible, and therefore the unamortized portion has been classified as permanent equity and the debt is classified as long-term.

Credit Facility

Our credit facility consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). In July 2011, we entered into agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining term loan balance as of July 1, 2011, lenders representing $493.2 million elected to extend the maturity date by three years to March 31, 2016. The remaining $145.3 million in term loans are due March 2013. In addition, lenders participating in the revolving credit facility chose to extend the maturity date by three years to March 31, 2015. As of June 30, 2012, $632.2 million remained outstanding under the term loans, there were $16.6 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2012, we were in compliance with the covenants under the Credit Facility.

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

At June 30, 2012 the applicable margins were 2.00%, with an effective rate of 2.24%, on the remaining balance of $143.9 million maturing in March 2013 and 3.00%, with an effective rate of 3.25%, on the remaining balance of $488.3 million maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of June 30, 2012, the commitment fee rate was 0.375%.

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

The following table sets forth the computation for basic and diluted net income per share in accordance with the two-class method (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Basic
Net income	$79,264	$41,621	$89,494	$43,347
Allocation of undistributed earnings to preferred stockholders	(910)	(483)	(1,032)	(507)

Net income available to common stockholders — basic	$78,354	$41,138	$88,462	$42,840

Diluted
Net income available to common stockholders — diluted	$79,264	$41,621	$89,494	$43,347

Denominator:
Basic
Weighted average common shares outstanding	306,766	303,100	305,364	300,846

Diluted
Weighted average common shares outstanding — basic	306,766	303,100	305,364	300,846
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	3,562	3,562	3,562	3,562
Employee stock compensation plan	6,292	8,538	7,486	8,704
Warrants	1,893	1,793	2,408	1,485
2027 Convertible Debentures	1,825	—	2,723	—
Other contingently issuable shares	221	809	209	194

Weighted average common shares outstanding — diluted	320,559	317,802	321,752	314,791

Net income per share:
Basic	$0.26	$0.14	$0.29	$0.14

Diluted	$0.25	$0.13	$0.28	$0.14

Common equivalent shares are excluded from the computation of diluted net income per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 6.0 million and 3.6 million shares for the three months ended June 30, 2012 and 2011, respectively, and 4.8 million and 3.5 million shares for the nine months ended June 30, 2012 and 2011, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

14.	Stockholders’ Equity

Share Repurchase

On October 24, 2011, we repurchased 8,514,120 shares of our common stock for approximately $200 million using proceeds from the issuance of the 2031 Debentures.

Common Stock Warrants

We have, from time to time, entered into stock and warrant agreements with Warburg Pincus. In connection with these agreements, we granted Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them pursuant to the purchase agreements, including shares of common stock underlying the warrants. In February 2012, Warburg Pincus elected a cashless exercise of warrants for 3,700,000 shares of common stock at $20.00 per share, resulting in a net issuance of 1,077,744 shares. At June 30, 2012, Warburg Pincus holds the following warrant to purchase shares of our common stock:

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

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Cost of product and licensing	$16	$2	$118	$29
Cost of professional services and hosting	6,765	5,764	17,276	20,514
Cost of maintenance and support	321	518	626	1,545
Research and development	7,454	5,280	19,307	18,188
Selling and marketing	13,887	10,341	36,094	32,748
General and administrative	17,165	11,883	42,995	36,481

Total	$45,608	$33,788	$116,416	$109,505

Included in stock-based compensation for the three and nine months ended June 30, 2012 is $10.9 million and $28.4 million, respectively, of expense related to awards that will be made as part of the annual bonus plan to employees. This compares to $11.0 million and $24.1 million in the three and nine months ended June 30, 2011 related to the annual bonus plan awards. The annual bonus pool is determined by management and approved by the Compensation Committee of the Board of Directors based on financial performance targets approved at the beginning of the year. If these targets are achieved, the awards will be settled in shares based on the total bonus earned and the grant date fair value of the shares awarded to each employee.

Stock Options

The table below summarizes activity relating to stock options for the nine months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2011	7,681,719	$10.48
Assumed in acquisition of Vlingo	345,319	$7.57
Exercised	(1,563,673)	$7.64
Forfeited	(27,046)	$14.89
Expired	(4,111)	$8.91

Outstanding at June 30, 2012	6,432,208	$11.00	3.5 years	$82.5 million

Exercisable at June 30, 2012	5,075,190	$10.15	2.8 years	$69.4 million

Exercisable at June 30, 2011	6,917,436	$8.21	2.6 years	$91.7 million

(a)	The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on June 30, 2012 ($23.82) and the exercise price of the underlying options.

As of June 30, 2012, the total unamortized fair value of stock options was $4.9 million, with a weighted average remaining recognition period of 0.6 years. A summary of weighted-average grant-date fair value of stock options granted and intrinsic value of stock options exercised (including assumed options) is as follows:

	Nine Months Ended June 30,
	2012	2011
Weighted-average grant-date fair value per share	$14.38	$6.13
Total intrinsic value of stock options exercised (in millions)	$26.6	$32.9

The fair value of the assumed unvested stock options was calculated using a lattice model, with the following weighted-average assumptions: dividend yield of 0.0%; expected volatility of 46.6%; average risk-free interest rate of 1.5%; and an expected term of 3.5 years.

Restricted Units

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units for the nine months ended June 30, 2012:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2011	2,955,179	7,286,118
Granted	2,871,250	5,821,451
Earned/released	(1,057,207)	(3,312,350)
Forfeited	(310,437)	(332,636)

Outstanding at June 30, 2012	4,458,785	9,462,583

Weighted average remaining contractual term of outstanding Restricted Units	1.3 years	1.2 years
Aggregate intrinsic value of outstanding Restricted Units(a)	$106.2 million	$225.5 million
Restricted Units vested and expected to vest	4,207,597	8,486,604
Weighted average remaining contractual term of Restricted Units vested and expected to vest	1.3 years	1.1 years
Aggregate intrinsic value of Restricted Units vested and expected to vest(a)	$100.2 million	$202.1 million

(a)	The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on June 30, 2012 ($23.82) and the exercise price of the underlying Restricted Units.

The purchase price for vested Restricted Units is $0.001 per share. As of June 30, 2012, unearned stock-based compensation expense related to all unvested Restricted Units is $234.5 million, which will, based on expectations of future performance vesting criteria, where applicable, be recognized over a weighted-average period of 1.2 years.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	Nine Months Ended June 30,
	2012	2011
Weighted-average grant-date fair value per share	$25.24	$17.91
Total intrinsic value of shares vested (in millions)	$106.5	$81.8

Restricted Stock Awards

Restricted Stock Awards are included in the issued and outstanding common stock at the date of grant. During the nine months ended June 30, 2012, we granted 750,000 Restricted Stock Awards with a weighted average grant date fair value of $25.80. As of June 30, 2012, unearned share-based payment expense related to unvested Restricted Stock Awards is $15.3 million, which will be recognized over a weighted-average remaining period of 2.4 years.

16.	Income Taxes

The components of benefit from income taxes are as follows (dollars in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Domestic	$(51,269)	$(27,800)	$(53,605)	$(22,300)
Foreign	3,370	4,410	7,764	7,318

Benefit from income taxes	$(47,899)	$(23,390)	$(45,841)	$(14,982)

Effective tax rate	(152.7)%	(128.3)%	(105.0)%	(52.8)%

The change in the effective tax rate and benefit from income taxes for the three and nine month periods primarily relates to the difference in the tax benefits recorded in connection with our acquisitions. For certain acquisitions with U.S. operations, we recorded a deferred tax liability in purchase accounting allowing the release of our existing valuation reserve in the period of acquisition. The following is a summary of deferred tax liabilities established in purchase accounting allowing the release of our valuation reserve that has impacted our domestic benefit from income taxes :

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Equitrac, acquired June 15, 2011	$—	$(34,700)	$—	$(34,700)
Swype, acquired October 6, 2011	—	—	(12,654)	—
Transcend, acquired April 26, 2012	(47,584)	—	(47,584)	—

Total	$(47,584)	$(34,700)	$(60,238)	$(34,700)

In addition to the release of the valuation allowance related to our accounting for acquisitions, we recorded a tax benefit of $11.6 million for our fiscal 2011 return to provision reconciliation in the three and nine months ended June 30, 2012 reflecting a one-time election related to the tax accounting method for recognition of deferred revenue, reducing our taxes payable.

At June 30, 2012 and September 30, 2011, the liability for income taxes associated with uncertain tax positions was $17.6 million and $14.9 million, respectively. The increase is due primarily from liabilities assumed in connection with our acquisitions. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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

We do not believe that the final outcome of the litigation matters described above will have a material adverse effect on our financial position and results of operations. However, even if our defense is successful, the litigation could require significant management time and will be costly. Should we not prevail, our operating results, financial position and cash flows could be adversely impacted.

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

We do not track our assets by operating segment; consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to Income before income taxes (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Segment revenues(a):
Healthcare	$184,462	$139,297	$479,652	$378,135
Mobile and Consumer	132,449	93,116	356,033	274,599
Enterprise	74,506	69,947	241,717	216,385
Imaging	56,790	42,771	170,575	125,284

Total segment revenues	448,207	345,131	1,247,977	994,403
Acquisition related revenue	(16,463)	(16,222)	(65,249)	(42,703)

Total consolidated revenue	431,744	328,909	1,182,728	951,700

Segment profit(b):
Healthcare	85,729	78,468	229,454	193,104
Mobile and Consumer	65,135	39,957	149,703	109,959
Enterprise	15,423	12,340	63,148	43,431
Imaging	21,891	16,092	70,715	50,908

Total segment profit	188,178	146,857	513,020	397,402

Corporate expenses and other, net	(26,251)	(24,734)	(73,469)	(69,364)
Acquisition-related revenues and costs of revenue adjustment	(14,548)	(13,615)	(58,884)	(34,917)
Stock-based compensation	(45,608)	(33,788)	(116,416)	(109,505)
Amortization of intangible assets	(40,850)	(34,059)	(115,759)	(105,762)
Acquisition-related costs, net	(16,775)	(8,595)	(46,372)	(13,910)
Restructuring and other charges, net	(1,402)	(864)	(6,802)	(5,343)
Costs associated with IP collaboration agreements	(5,250)	(5,250)	(15,750)	(14,500)
Other income (expense), net	(6,129)	(7,721)	(35,915)	(15,736)

Income before income taxes	$31,365	$18,231	$43,653	$28,365

(a)	Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. Segment revenues also include revenue that the business would have otherwise recognized had we not acquired intellectual property and other assets from the same customer. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.
(b)	Segment profit reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings.

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
United States	$294,373	$237,423	$829,997	$701,374
International	137,371	91,486	352,731	250,326

Total Revenue	$431,744	$328,909	$1,182,728	$951,700

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

We are organized in four segments; Healthcare, Mobile and Consumer, Enterprise, and Imaging. Our solutions and services address our four segments:

•

Healthcare. We provide comprehensive dictation and transcription solutions and services that automate the input and management of medical information. Our hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, supplemented with editing services, and allow us to deliver scalable, highly productive medical transcription solutions. Our solutions also enable us to accelerate future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription. Trends in our healthcare business include a growing customer preference for on-demand solutions, an increasing proportion of our on-demand services also including editing, the implementation of electronic healthcare records which we service through license offerings, an increasing interest in the use of mobile devices to access healthcare systems and records, and an increasing international interest. Over the last several quarters, we have also seen a trend to add editing services into existing hosting contracts, resulting in increased average revenue and cost per line, and the volume of lines processed in these services has steadily increased. We are investing to expand our product set to address these opportunities, expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

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

•

Enterprise. We deliver a portfolio of customer service business intelligence and authentication solutions that are designed to help companies better support, understand and communicate with their customers. Our solutions include the use of technologies such as speech recognition, natural language understanding, text-to-speech, biometric voice recognition and analytics to automate caller identification and authorization, call steering, completion of tasks such as updates, purchases and information retrieval, and automated outbound notifications. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities. In addition, we offer solutions that can meet customer care needs through direct interaction with thin-client applications on cell phones, enabling customers to very quickly retrieve relevant information. Trends in our enterprise business include increasing interest in the use of mobile applications to access customer care systems and records, increasing interest in coordinating actions and data across customer service channels, increased demand for the use of voice biometric solutions to simplify and strengthen security, and the long-term migration of customer service implementations to cloud based solutions. We are investing to expand our product set to address these opportunities, to increase efficiency of our hosted applications, expand our capabilities and capacity to help customers build custom applications, and broaden our relationships with new hardware and systems integrator partners serving the market.

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

Strategy

In fiscal 2012, we have continued to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We will also continue to focus on operating efficiencies, expense discipline and acquisition synergies to improve gross margins and operating margins. We intend to pursue growth through the following key elements of our strategy:

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

•

Increase On-demand and Transaction Based Recurring Revenue. We intend to increase our on-demand and transaction based offerings in our segments. The expansion of our on-demand or transaction based solutions will enable us to deliver applications that our customers use on a repeat basis, and pay for on a per use basis, providing us with the opportunity to enjoy the benefits of recurring revenue streams.

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

Key Metrics

In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, is as follows:

•	Total revenue increased by $231.0 million to $1,182.7 million;

•	Net income improved by $46.1 million to $89.5 million;

•	Gross margins increased by 1.6 percentage points to 63.4%;

•	Operating margins increased by 2.1 percentage points to 6.7%; and

•	Cash provided by operating activities increased by $72.0 million to $331.5 million.

In addition to the above key financial metrics, we also focus on certain non-financial performance indicators. A summary of these key non-financial performance indicators as of and for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, is as follows:

•

Annualized line run-rate in our on-demand healthcare solutions increased 34% to approximately 5.0 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•

Estimated three-year value of on-demand contracts increased 43% to approximately $1.9 billion. We determine this value as of the end of the period reported, by using our best estimate of all anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS

Total Revenues

The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Product and licensing	$190.3	$152.7	$37.6	24.6%	$531.5	$428.2	$103.3	24.1%
Professional services and hosting	181.9	125.4	56.5	45.1%	477.1	377.1	100.0	26.5%
Maintenance and support	59.5	50.8	8.7	17.1%	174.1	146.4	27.7	18.9%

Total Revenues	$431.7	$328.9	$102.8	31.3%	$1,182.7	$951.7	$231.0	24.3%

United States	$294.4	$237.4	$57.0	24.0%	$830.0	$701.4	$128.6	18.3%
International	137.3	91.5	45.8	50.1%	352.7	250.3	102.4	40.9%

Total Revenues	$431.7	$328.9	$102.8	31.3%	$1,182.7	$951.7	$231.0	24.3%

The geographic split for the nine months ended June 30, 2012, was 70% of total revenues in the United States and 30% internationally, compared to 74% of total revenues in the United States and 26% internationally for the same period last year. The increase in the proportion of revenue generated internationally resulted from growth in the Mobile and Consumer and Imaging segments.

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar	Percent	Nine Months Ended June 30,		Dollar	Percent
	2012	2011	Change	Change	2012	2011	Change	Change
Product and licensing revenue	$190.3	$152.7	$37.6	24.6%	$531.5	$428.2	$103.3	24.1%

As a percentage of total revenue	44.1%	46.4%			44.9%	45.0%

The increase in product and licensing revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, consisted of a $26.7 million increase in Mobile and Consumer revenue driven by a $29.1 million increase in sales of our embedded solutions. Imaging product and licensing revenue increased $8.7 million driven by sales of our multi-function printer (“MFP”) products, which included revenues associated with our acquisition of Equitrac in the third quarter of fiscal 2011.

The increase in product and licensing revenue for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, consisted of a $52.3 million increase in Mobile and Consumer revenue driven by a $47.7 million increase in sales of our embedded solutions. Imaging product and licensing revenues increased $28.4 million, primarily driven by sales of our MFP products, which included revenues associated with our acquisition of Equitrac in the third quarter of fiscal 2011. Healthcare product and licensing revenues increased $16.9 million resulting from continued strength in sales of our Dragon Medical primarily to support electronic healthcare record solutions.

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

	Three Months Ended June 30,		Dollar	Percent	Nine Months Ended June 30,		Dollar	Percent
	2012	2011	Change	Change	2012	2011	Change	Change
Professional services and hosting revenue	$181.9	$125.4	$56.5	45.1%	$477.1	$377.1	$100.0	26.5%

As a percentage of total revenue	42.1%	38.1%			40.3%	39.6%

The increase in professional services and hosting revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, consisted of a $46.6 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $30.3 million was due to our acquisitions closed during fiscal 2011 and 2012. Mobile and Consumer professional services and hosting revenue increased $7.8 million, primarily attributable to increased professional services to support the implementations of our embedded solutions, particularly in the automotive markets.

The increase in professional services and hosting revenue for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, consisted of a $81.7 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $47.0 million was due to our acquisitions closed during fiscal 2011 and 2012. Mobile and Consumer professional services and hosting revenue increased $17.9 million driven primarily by a $9.4 million increase in professional services to support the implementations of our embedded solutions, and a $7.5 million increase driven by transactional volume growth in our connected mobile services.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar	Percent	Nine Months Ended June 30,		Dollar	Percent
	2012	2011	Change	Change	2012	2011	Change	Change
Maintenance and Support revenue	$59.5	$50.8	$8.7	17.1%	$174.1	$146.4	$27.7	18.9%

As a percentage of total revenue	13.8%	15.4%			14.7%	15.4%

The increase in maintenance and support revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was driven by the related growth in our product and licensing sales. The change included a $5.0 million increase in Imaging revenue primarily due to our acquisition of Equitrac.

The increase in maintenance and support revenue for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, was consistent with the related growth in product and licensing revenue. The change included a $13.9 million increase in Imaging revenue primarily due to our acquisition of Equitrac, a $7.9 million increase in Enterprise revenue, driven by continued strength in renewals, and a $7.2 million increase in Healthcare revenue driven by growth in product and licensing sales of our Dragon Medical solutions.

Costs and Expenses

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent	Nine Months Ended June 30,		Dollar Change	Percent Change
	2012	2011		Change	2012	2011
Cost of product and licensing revenue	$16.7	$15.8	$0.9	5.7%	$53.1	$48.0	$5.1	10.9%

As a percentage of product and licensing revenue	8.8%	10.3%			10.0%	11.2%

The increase in cost of product and licensing revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily due to a $1.3 million increase in Imaging costs driven by our acquisition of Equitrac. Gross margin increased 1.5 percentage points primarily due to a mix shift toward our Mobile embedded solutions which carry a higher gross margin.

The increase in cost of product and licensing revenue for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, was primarily due to a $4.1 million increase in Imaging costs driven by our acquisition of Equitrac. Gross margin increased 1.2 percentage points primarily due to a mix shift toward our Mobile embedded solutions which carry a higher gross margin.

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

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2012	2011			2012	2011
Cost of professional services and hosting revenue	$115.2	$83.3	$31.9	38.3%	$302.6	$248.0	$54.6	22.0%

As a percentage of professional services and hosting revenue	63.3%	66.5%			63.4%	65.8%

The increase in cost of professional services and hosting revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily due to a $26.7 million increase in Healthcare costs related to growth in our on-demand solutions, including the impact from our acquisitions closed during fiscal 2011 and 2012. Gross margin increased 3.2 percentage points primarily due to a mix shift toward our Healthcare on-demand offerings which carry a higher gross margin.

The increase in cost of professional services and hosting revenue for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, was primarily due to a $48.8 million increase in Healthcare costs related to growth in our on-demand solutions, including the impact from our acquisitions closed during fiscal 2011 and 2012. Gross margin increased 2.4 percentage points primarily due to a mix shift toward our Healthcare on-demand offerings which carry a higher gross margin and a reduction in costs due to an increase in automation services relating to our connected mobile services.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2012	2011			2012	2011
Cost of maintenance and support revenue	$11.1	$8.8	$2.3	26.1%	$33.0	$26.6	$6.4	24.1%

As a percentage of maintenance and support revenue	18.7%	17.3%			18.9%	18.2%

The increase in cost of maintenance and support revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily due to a $1.8 million increase in Imaging costs related to the increased revenue from our Imaging MFP products, which included the impact from the acquisition of Equitrac during fiscal 2011. Gross margin decreased 1.4 percentage points primarily driven by growth in our MFP maintenance in Imaging which carries a lower gross margin.

The increase in cost of maintenance and support revenue for the nine months ended June 30, 2012, as compared to the same periods in 2011, was primarily due to a $6.1 million increase in Imaging costs related to the increased revenue from our MFP products, which included the impact from the acquisition of Equitrac during fiscal 2011. Gross margin decreased 0.7 percentage points primarily due to growth in our MFP maintenance in Imaging which carries a lower gross margin, offset by margin improvement related to our application maintenance in Enterprise.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits, overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2012	2011			2012	2011
Total research and development expense	$56.1	$42.2	$13.9	32.9%	$162.1	$129.9	$32.2	24.8%

As a percentage of total revenue	13.0%	12.8%			13.7%	13.6%

The increase in research and development expense for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily attributable to a $12.3 million increase in compensation expense. The increase in compensation expense was due to headcount growth as we continue to invest in our research and development organization, including additional headcount from our acquisitions during the second half of fiscal 2011 and in fiscal 2012.

The increase in research and development expense for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, was attributable to a $25.1 million increase in compensation. The increase in compensation expense was due to headcount growth as we continue to invest in our research and development organization, including additional headcount from our acquisitions during the second half of fiscal 2011 and in fiscal 2012.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2012	2011			2012	2011
Total sales and marketing expense	$93.2	$73.3	$19.9	27.1%	$267.9	$225.8	$42.1	18.6%

As a percentage of total revenue	21.6%	22.3%			22.7%	23.7%

The increase in sales and marketing expense for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was attributable to an $11.4 million increase in compensation and employee-related costs, driven primarily by additional headcount due to operational and acquisition growth. Additionally, marketing and channel program spending increased $5.1 million to drive revenue growth as part of demand generation activities.

The increase in sales and marketing expense for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, was primarily attributable to a $22.9 million increase in compensation and employee-related costs, driven by additional headcount due to operational and acquisition growth. Additionally, marketing and channel program spending increased $14.7 million to drive revenue growth as part of demand generation activities during the holiday season.

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

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2012	2011			2012	2011
Total general and administrative expense	$43.0	$35.9	$7.1	19.8%	$115.5	$104.3	$11.2	10.7%

As a percentage of total revenue	10.0%	10.9%			9.8%	11.0%

The increase in general and administrative expense for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily attributable to a $9.0 million increase in compensation expense driven by additional headcount and increased stock-based compensation, offset by a $2.8 million decrease in legal costs primarily associated with on-going litigation.

The increase in general and administrative expense for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, was primarily attributable to a $16.2 million increase in compensation expense driven by additional headcount and increased stock-based compensation, offset by a $5.2 million decrease in legal costs primarily associated with on-going litigation.

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

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2012	2011			2012	2011
Cost of revenue	$14.9	$13.1	$1.8	13.7%	$44.7	$40.5	$4.2	10.4%
Operating expenses	25.9	21.0	4.9	23.3%	71.0	65.2	5.8	8.9%

Total amortization expense	$40.8	$34.1	$6.7	19.6%	$115.7	$105.7	$10.0	9.5%

As a percentage of total revenue	9.5%	10.4%			9.8%	11.1%

The increase in amortization of intangible assets for the three and nine months ended June 30, 2012, as compared to the three and nine months ended June 30, 2011, was primarily attributable to the amortization of acquired intangible assets from our business and technology acquisitions during the second half of fiscal 2011 and in fiscal 2012.

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

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2012	2011			2012	2011
Professional service fees	$14.8	7.8	$7.0	89.7%	$37.5	$11.1	$26.4	237.8%
Transition and integration costs	2.0	0.4	1.6	400.0%	8.3	1.5	6.8	453.3%
Acquisition-related adjustments	—	0.4	(0.4)	(100.0)%	0.6	1.3	(0.7)	(53.8)%

Total Acquisition-related costs, net	$16.8	$8.6	$8.2	95.3%	$46.4	$13.9	$32.5	233.8%

As a percentage of total revenue	3.9%	2.6%			3.9%	1.5%

The increase in acquisition-related costs, net for the three and nine months ended June 30, 2012, as compared to the three and nine months ended June 30, 2011, was primarily driven by an increase in professional service fees incurred associated with the Vlingo and Transcend transactions, as well as post-acquisition legal and regulatory costs associated with recently completed acquisitions. For the three and nine months ended June 30, 2012, transition and integration costs consisted primarily of the costs associated with transitional employees from our acquisition of Swype.

Restructuring and Other Charges, Net

The following table sets forth the activity relating to the restructuring accruals included in Restructuring and other charges, net for the nine months ended June 30, 2012 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2011	$5.1	$0.9	$6.0
Restructuring and other charges	5.6	0.4	6.0
Cash payments	(8.2)	(1.2)	(9.4)

Balance at June 30, 2012	$2.5	$0.1	$2.6

For the nine months ended June 30, 2012, we recorded net restructuring and other charges of $6.0 million, which included a $5.6 million severance charge related to the elimination of approximately 145 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired. In addition to the restructuring charges, we recorded $0.8 million and $(0.2) million of business combination costs in the nine months ended June 30, 2012 and 2011, respectively, that are included in Restructuring and other charges,net. These costs relate to liabilities established for our acquisitions completed prior to our adoption of ASC 805 in fiscal 2010.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gains (losses) from other non-operating activities. The following table shows other income (expense), in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2012	2011			2012	2011
Interest income	$0.5	$0.7	$(0.2)	(28.6)%	$1.8	$2.2	$(0.4)	(18.2)%
Interest expense	(20.5)	(8.7)	(11.8)	(135.6)%	(58.1)	(26.8)	(31.3)	(116.8)%
Other income, net	13.8	0.3	13.5	4,500.0%	20.4	8.9	11.5	129.2%

Total other income (expense), net	$(6.2)	$(7.7)	$1.5	19.5%	$(35.9)	$(15.7)	$(20.2)	(128.7)%

As a percentage of total revenue	(1.4)%	(2.3)%			(3.0)%	(1.6)%

The increase in interest expense for the three and nine months ended June 30, 2012, as compared to the three and nine months ended June 30, 2011, was due to the issuance of the 2031 Debentures in the first quarter of fiscal 2012. This increased cash interest expense by $4.7 million and $13.0 million and non-cash interest by $5.4 million and $14.9 million for the three and nine month periods, respectively.

The increase in other income, net for the three and nine months ended June 30, 2012, as compared to the three and nine months ended June 30, 2011, included a $13.7 million gain recognized on the original non-controlling equity interest in Vlingo upon the acquisition of Vlingo.

Benefit from Income Taxes

The following table shows the benefit from income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2012	2011			2012	2011
Benefit from income taxes	$(47.9)	$(23.4)	$(24.5)	(104.7)%	$(45.8)	$(15.0)	$(30.8)	(205.3)%

Effective income tax rate	(152.7)%	(128.3)%			(105.0)%	(52.8)%

The effective income tax rate was (152.7)% and (105.0)% for the three and nine months ended June 30, 2012, respectively, and was (128.3)% and (52.8)% for the three and nine months ended June 30, 2011, respectively. The change in the effective tax rate and the increase in benefit from income taxes for the three and nine months ended June 30, 2012 was primarily due to the release of our valuation allowance resulting from our acquisitions. For the three months ended June 30, 2012 and 2011, we recorded a release of valuation allowance of $47.6 million and $34.7 million, respectively. For the nine months ended June 30, 2012 and 2011, we recorded a release of valuation allowance of $59.7 million and $34.7 million, respectively. These releases of our valuation allowance resulted from a one–time tax benefit recorded in connection with our acquisitions during the periods for which a net deferred tax liability was recorded in purchase accounting. In addition to the release of the valuation allowance related to our accounting for acquisitions, we recorded a tax benefit of $11.6 million for our fiscal 2011 return to provision reconciliation in the three and nine months ended June 30, 2012 reflecting a one-time election to the tax accounting method for recognition of deferred revenue reducing our taxes payable.

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria for recognition. While as of fiscal 2012 we still have cumulative losses in the U.S., the total amount of U.S. cumulative losses in recent years has been decreasing. A number of other factors continue to impact our need for a valuation allowance, largely related to our ability to accurately forecast future U.S. taxable income as well as our ability to generate future U.S. taxable income through the implementation of tax planning strategies. It is possible that our assessment of these factors, as well as the specific nature of the tax assets in relation to limitations under applicable tax laws over the next few quarters could result in our concluding that it is more likely than not that a significant portion of our deferred tax assets will be utilized. This would result in a release of a substantial amount of our U.S. valuation allowance. In the quarter in which the valuation allowance is released, we will likely record an unusually large tax benefit reflecting the release, which would result in a large negative effective tax rate and a significant positive impact to our net income. We continue to evaluate the factors discussed above in determining the appropriate period to release the valuation allowance. Changes to the valuation allowance will not have any effect on our cash flows.

SEGMENT ANALYSIS

We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile and Consumer, Enterprise and Imaging. The Healthcare segment is primarily engaged in voice and language processing for healthcare information management offered both by licensing and on-demand services. The Mobile and Consumer segment is primarily engaged in sales of voice and language solutions that are embedded in a device (such as a cell phone, car or tablet computer) or installed on a personal computer. Our Enterprise segment offers voice and language solutions by licensing as well as on-demand solutions hosted by us that are designed to help companies better support, understand and communicate with their customers. The Imaging segment sells document capture and print management solutions that are embedded in copiers and multi-function printers as well as packaged software for document management.

Segment revenues include certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. Segment revenues also include revenue that we would have otherwise recognized had we not acquired intellectual property and other assets from the same customer during the same quarter. We include these revenues and the related cost of revenues to allow for more complete comparisons to the financial results of historical operations, forward-looking guidance and the financial results of peer companies and in assessing management performance.

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

	Three Months Ended June 30,		Change	Percent Change	Nine Months Ended June 30,		Change	Percent Change
	2012	2011			2012	2011
Segment Revenues
Healthcare	$184.5	$139.3	$45.2	32.4%	$479.7	$378.1	$101.6	26.9%
Mobile and Consumer	132.4	93.1	39.3	42.2%	356.0	274.6	81.4	29.6%
Enterprise	74.5	69.9	4.6	6.6%	241.7	216.4	25.3	11.7%
Imaging	56.8	42.8	14.0	32.7%	170.5	125.3	45.2	36.1%

Total segment revenues	$448.2	$345.1	103.1	29.9%	$1,247.9	$994.4	253.5	25.5%
Less: acquisition related revenues	(16.5)	(16.2)	(0.3)	1.9%	(65.2)	(42.7)	(22.5)	52.7%

Total revenues	$431.7	$328.9	$102.8	31.3%	$1,182.7	$951.7	$231.0	24.3%

Segment Profit
Healthcare	$85.8	$78.5	7.3	9.3%	$229.5	$193.1	36.4	18.9%
Mobile and Consumer	65.1	40.0	25.1	62.8%	149.7	110.0	39.7	36.1%
Enterprise	15.4	12.3	3.1	25.2%	63.1	43.4	19.7	45.4%
Imaging	21.9	16.1	5.8	36.0%	70.7	50.9	19.8	38.9%

Total segment profit	$188.2	$146.9	$41.3	28.1%	$513.0	$397.4	$115.6	29.1%

Segment Profit Margin
Healthcare	46.5%	56.4%	(9.9)		47.8%	51.1%	(3.3)
Mobile and Consumer	49.2%	43.0%	6.2		42.1%	40.1%	2.0
Enterprise	20.7%	17.6%	3.1		26.1%	20.1%	6.0
Imaging	38.6%	37.6%	1.0		41.5%	40.6%	0.9
Total segment profit margin	42.0%	42.6%	(0.6)		41.1%	40.0%	1.1

Segment Revenue

Three Months Ended June 30, 2012

•

Healthcare segment revenue increased $45.2 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily attributable to revenue growth in on-demand solutions. Professional services and hosting revenue increased $42.7 million due to growth in on-demand transactional volume, of which $30.3 million of the increase was due to additional volume resulting from our acquisitions during fiscal 2011 and 2012.

•

Mobile and Consumer segment revenue increased $39.3 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Our product and licensing revenue grew $31.3 million, driven by increased license revenue of $33.7 million for handsets, automotive and other consumer electronics, offset by lower revenue of $2.6 million in Dragon Consumer products in advance of the July 2012 launch of Dragon NaturallySpeaking 12. Our professional services and hosting revenue grew $8.1 million, primarily driven by increased professional services to support development of custom, next generation mobile applications.

•

Enterprise segment revenue increased $4.6 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Our product and licensing revenue grew $2.1 million, driven primarily by contributions from our acquisition of Loquendo. Professional services and hosting revenue grew $1.5 million, primarily driven by growth in our on-premise solutions.

•

Imaging segment revenue increased $14.0 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to growth in sales from our MFP products driven by our acquisition of Equitrac.

Nine Months Ended June 30, 2012

•

Healthcare segment revenue increased $101.6 million for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, primarily attributable to revenue growth in both professional services and hosting revenue and product and licensing revenue. Professional services and hosting revenue increased $77.4 million due to growth in on-demand transactional volume, of which $47.0 million of the increase was due to additional volume resulting from acquisitions during fiscal 2011 and fiscal 2012. Product and licensing revenue increased $16.9 million driven by continued strength in sales of our Dragon Medical solutions.

•

Mobile and Consumer segment revenue increased $81.4 million for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011. Our product and licensing revenue grew $64.4 million, driven by growth in our embedded handset and automotive products. Our professional services and hosting revenue grew $18.2 million primarily driven by a $9.9 million increase in professional services to support the implementations of our embedded handset and automotive solutions as well as a $7.2 million increase driven by transactional volume growth in our connected mobile services.

•

Enterprise segment revenue increased $25.3 million for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011. Our product and licensing revenue grew $19.6 million, driven primarily by contributions from our acquisition of Loquendo. Our maintenance and support revenue grew $6.4 million from the continued strength in renewals.

•

Imaging segment revenue increased $45.2 million for the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, primarily due to growth in sales from our MFP products driven by our acquisition of Equitrac.

Segment Profit

Three Months Ended June 30, 2012

•

Healthcare segment profit for the three months ended June 30, 2012 increased 9.3% over the same period last year, driven primarily by segment revenue growth of 32.4%, partially offset by increased costs from growth in sales of our on-demand solutions and investment in research and development. Segment profit margin decreased 9.9 percentage points, from 56.4% last year to 46.5% during the current period. This decrease was primarily driven by a decrease of 8.1 percentage points in margin due to a higher proportion of editing services in our on-demand offerings, which includes the impact of the Transcend acquisition, and a decrease of 2.3 percentage points due to increased investments in research and development.

•

Mobile and Consumer segment profit for the three months ended June 30, 2012 increased 62.8% over the same period last year, primarily due to segment revenue growth of 42.2%, partially offset by increased investment in research and development and marketing. Segment profit margin increased 6.2 percentage points, from 43.0% last year to 49.2% during the period. This increase was primarily driven by a 3.7 percentage point improvement in margin due to a favorable mix shift toward our embedded product revenue and a 2.7 percentage point improvement due to leveraging of selling expenses.

•

Enterprise segment profit for the three months ended June 30, 2012 increased 25.2% over the same period last year, driven primarily by product and licensing revenue growth. Segment profit margin increased 3.1 percentage points, from 17.6% last year to 20.7% in the current period. This increase benefited from favorable mix of product and licensing revenues and improved cost measures, contributing to an increase in gross margins of 4.2 percentage points. Additionally, segment profit margin improved 2.3 percentage points driven by operating expense leverage in research and development. These improvements were offset by a 2.8 percentage point increase in selling expenses.

•

Imaging segment profit for the three months ended June 30, 2012 increased 36.0% over the same period last year, resulting primarily from segment revenue growth of 32.7%, partially offset by increased investment in marketing. Segment profit margin increased 1.0 percentage point, from 37.6% last year to 38.6% in the current period. This increase was primarily driven by a 2.5 percentage point improvement due to leveraging of selling expenses, offset by a 3.1 percentage point increase in marketing spend related to our desktop products.

Nine Months Ended June 30, 2012

•

Healthcare segment profit for the nine months ended June 30, 2012 increased 18.9% over the same period last year, driven primarily by segment revenue growth of 26.9%, partially offset by increased costs from our expanding on-demand solutions. Segment profit margin decreased 3.3 percentage points, from 51.1% last year to 47.8% in the current period. This decrease was primarily due to a decrease of 4.3 percentage points in margin due to a higher proportion of editing services in our on-demand offerings, which includes the impact of the Transcend acquisition, offset by a 0.5 percentage point improvement due to leveraging of selling expenses.

•

Mobile and Consumer segment profit for the nine months ended June 30, 2012 increased 36.1% over the same period last year, resulting in part from a 29.6% increase in segment revenue, partially offset by increased investment in research and development and marketing. Segment profit margin increased 2.0 percentage points, from 40.1% last year to 42.1% during the period. This increase was primarily driven by a 2.9 percentage point increase in margin due to a favorable mix shift toward our embedded product revenue and a 2.8 percentage point improvement due to leveraging of selling expenses. These improvements were offset by a 2.4 percentage point decrease in segment profit margin due to increased investments in research and development to support new product offerings and a 1.2 percentage point decrease as a result of higher marketing demand creation costs to drive Dragon product sales.

•

Enterprise segment profit for the nine months ended June 30, 2012 increased 45.4% over the same period last year, driven primarily by an 11.7% growth in segment revenue. Segment profit margin increased 6.0 percentage points, from 20.1% last year to 26.1% in the current period. This increase benefited from a favorable mix of product and licensing revenues which includes the impact of Loquendo, contributing to an increase in gross margins of 5.2 percentage points, as well as a 1.0 percentage point improvement driven by operating expense leverage in research and development.

•

Imaging segment profit for the nine months ended June 30, 2012 increased 38.9% over the same period last year, driven in part from a 36.1% increase in segment revenue, partially offset by increased investment in sales and marketing and research and development. Segment profit margin increased 0.9 percentage points, from 40.6% last year to 41.5% during the current period. The change in segment profit margin included a 2.9 percentage point improvement due to leveraging selling expenses, offset by 2.2 percentage points of segment margin erosion due to increased marketing spend to drive revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $539.6 million as of June 30, 2012, an increase of $92.4 million as compared to $447.2 million as of September 30, 2011. Our working capital was $291.5 million as of June 30, 2012, as compared to $379.9 million as of September 30, 2011. Cash and cash equivalents held by our international operations totaled $92.5 million and $61.7 million at June 30, 2012 and September 30, 2011, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the withholding taxes payable as a result would have a material impact to our liquidity. As of June 30, 2012, our total accumulated deficit was $278.8 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended June 30, 2012 was $331.5 million, an increase of $72.0 million, as compared to cash provided by operating activities of $259.5 million for the nine months ended June 30, 2011. The net increase was primarily driven by the following factors:

•	An increase in cash flows of $44.2 million resulting from an increase in net income, exclusive of non-cash adjustment items; and

•

An increase in cash flows of $40.6 million generated by changes in working capital, excluding deferred revenue, primarily driven by a one-time payment of €18.0 million ($23.4 million equivalent) during the first quarter of fiscal 2011 for a fixed obligation assumed in connection with our acquisition of SpinVox.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended June 30, 2012 was $685.2 million, an increase of $354.0 million, as compared to cash used in investing activities of $331.2 million for the nine months ended June 30, 2011. The net increase was primarily driven by the following factors:

•

An increase in cash outflows of $345.8 million for business and technology acquisitions, primarily driven by the cash consideration paid in connection with our acquisitions during the quarter ended June 30, 2012;

•	An increase in cash outflows of $27.7 million resulting from additional capital expenditures, primarily related to the purchase of a corporate asset in the nine months ended June 30, 2012;

•

A decrease in cash inflows of $10.4 million from restricted cash related to the release of cash placed in an irrevocable standby letter of credit account which was dispersed upon satisfaction of a liability assumed in connection with our acquisition of SpinVox; and

•	Offset by an increase in cash inflows of $30.0 million related to the purchases and maturities of marketable securities and other investments in the periods.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2012 was $447.6 million, an increase of $451.9 million, as compared to cash used in financing activities of $4.3 million for the nine months ended June 30, 2011. The net increase was primarily driven by the following factors:

•

A $676.3 million cash inflow resulting from the issuance of the 2031 Debentures, net of issuance costs, offset by $200.0 million that we used to repurchase 8.5 million shares of our common stock during the quarter ended December 31, 2011;

•

Off set by a $12.3 million decrease in the excess tax benefits on employee equity awards as a result of a one-time election in our fiscal 2011tax return related to the tax accounting method for recognition of deferred revenue, reducing the use of the tax benefits; and

•

A $9.3 million increase in cash outflows as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting activities and an increase in intrinsic value of the shares vested as a result of the overall increase in our stock price during the nine months ended June 30, 2012 as compared to the same period in 2011.

2.75% Convertible Debentures due in 2031

On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. Total proceeds, net of debt issuance costs, were $676.3 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semiannually in arrears, beginning on May 1, 2012. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.

If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after December 31, 2011 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $690 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2012, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

2.75% Convertible Debentures due in 2027

We have $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) that were issued on August 13, 2007 in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The related debt discount and debt issuance costs are being amortized to interest expense using the effective interest rate method through August 2014. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2012, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Our stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended March 31, 2012. Accordingly, the 2027 Debentures were convertible at the holders’ option during the quarter ended June 30, 2012 and therefore were classified as current liabilities at March 31, 2012.

The difference between the carrying value of the 2027 Debentures and the $250.0 million principal amount reflects the unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized over the expected term of the convertible debt. Because the 2027 Debentures were convertible at March 31, 2012, an amount equal to the $22.9 million unamortized portion of the original issue discount was separately classified in our consolidated balance sheets as temporary equity and referred to as “Equity component of currently redeemable convertible debentures.” At June 30, 2012, the debentures are not convertible, and therefore the unamortized portion has been classified as permanent equity and the debt has been classified as long-term.

Credit Facility

Our credit facility consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). In July 2011, we entered into agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining term loan balance as of July 1, 2011, lenders representing $493.2 million elected to extend the maturity date by three years to March 31, 2016. The remaining $145.3 million in term loans are due March 2013. In addition, lenders participating in the revolving credit facility chose to extend the maturity date by three years to March 31, 2015. As of June 30, 2012, $632.2 million remained outstanding under the term loans, there were $16.6 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2012, we were in compliance with the covenants under the Credit Facility.

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

At June 30, 2012 the applicable margins were 2.00%, with an effective rate of 2.24%, on the remaining balance of $143.9 million maturing in March 2013 and 3.00%, with an effective rate of 3.25%, on the remaining balance of $488.3 million maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of June 30, 2012, the commitment fee rate was 0.375%.

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

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table outlines our contractual payment obligations as of June 30, 2012 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	Remaining 2012	2013 and 2014	2015 and 2016	Thereafter
Credit Facility(1)	$632.2	$1.6	$153.2	$477.4	$—
Convertible Senior Debentures(2)	940.0	—	250.0	—	690.0
Interest payable under Credit Facility(1)	60.9	4.8	33.0	23.1	—
Interest payable under 2.75% Convertible Senior Debentures(3)	118.4	8.2	51.7	37.9	20.6
Letters of Credit(4)	16.6	10.9	5.7	—	—
Lease obligations and other liabilities:
Operating leases	138.2	14.6	54.6	43.6	25.4
Other lease obligations associated with the closing of duplicate facilities related to restructurings and acquisitions	0.3	0.1	0.2	—	—
Pension, minimum funding requirement(5)	4.5	1.8	2.7	—	—
Purchase commitments for inventory, property and equipment(6)	5.8	5.8	—	—	—
Collaboration agreements(7)	49.3	18.4	28.4	2.5	—
Other long-term liabilities assumed(8)	9.5	1.6	5.0	2.9	—

Total contractual cash obligations	$1,975.7	$67.8	$584.5	$587.4	$736.0

(1)	Interest is due and payable monthly under the Credit Facility, and principal is paid on a quarterly basis. The amounts included as interest payable in this table are based on the effective interest rate as of June 30, 2012 related to the Credit Facility.
(2)	Holders of the 2027 Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022. Holders of the 2031 Debentures have the right to require us to redeem the Debentures on November 1, 2017, 2021, and 2026.
(3)	2.75% interest is due and payable semi-annually under 2027 Debentures and 2031 Debentures.
(4)	Letters of Credit are in place primarily to secure future operating lease payments.
(5)	Our U.K. pension plan has a minimum annual funding requirement of £859,900 (approximately $1.3 million based on the exchange rate at June 30, 2012) for each of the next 3 years, through fiscal 2014.
(6)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog as well as purchase commitments for property and equipment.
(7)	Payments under the research collaboration agreements are payable in cash or common stock at our option.
(8)	Obligations include assumed long-term liabilities relating to restructuring programs initiated by the predecessor companies prior to our acquisition of SpeechWorks International, Inc. in August 2003, and our acquisition of Former Nuance in September 2005. These restructuring programs related to the closing of two facilities with lease terms set to expire in 2016 and 2012, respectively. Total contractual obligations under these two leases are $9.5 million. As of June 30, 2012, we have sub-leased certain of the office space related to these two facilities to unrelated third parties. Total sublease income under contractual terms is expected to be $5.6 million, which ranges from $0.3 million to $1.6 million on an annualized basis through 2016.

The gross liability for unrecognized tax benefits as of June 30, 2012 was $17.6 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Contingent Liabilities and Commitments

In connection with some of our acquisitions, we agree to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.

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

In connection with our acquisition of Vocada, Inc. in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. At June 30, 2012, we have not recorded any obligation related to these earn-out provisions.

Off-Balance Sheet Arrangements

Through June 30, 2012, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Based on events occurring subsequent to September 30, 2011, we are updating certain of the Critical Accounting Policies, Judgments and Estimates.

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

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria for recognition. While as of fiscal 2012 we still have cumulative losses in the U.S., the total amount of U.S. cumulative losses in recent years has been decreasing. A number of other factors continue to impact our need for a valuation allowance, largely related to our ability to accurately forecast future U.S. taxable income as well as our ability to generate future U.S. taxable income through the implementation of tax planning strategies. It is possible that our assessment of these factors, as well as the specific nature of the tax assets in relation to limitations under applicable tax laws over the next few quarters could result in our concluding that it is more likely than not that a significant portion of our deferred tax assets will be utilized. This would result in a release of a substantial amount of our U.S. valuation allowance. In the quarter in which the valuation allowance is released, we will likely record an unusually large tax benefit reflecting the release, which would result in a large negative effective tax rate and a significant positive impact to our net income. We continue to evaluate the factors discussed above in determining the appropriate period to release the valuation allowance. Changes to the valuation allowance will not have any effect on our cash flows.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2012 would not have a material impact on our revenue, operating results or cash flows in the coming year.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. During fiscal 2011, we established a program that primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $110.4 million at June 30, 2012. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.

At June 30, 2012, we held approximately $539.6 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio or results of operations.

At June 30, 2012, our total outstanding debt balance exposed to variable interest rates was $632.2 million. A hypothetical change in market rates would have a significant impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding variable rate debt would increase $6.3 million per annum.

Equity Price Risk

We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of June 30, 2012, we have security price guarantees outstanding of approximately 215,000 shares. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flow.

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

Our debentures trade in the financial markets, and the fair value at June 30, 2012 was $345.8 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on June 30, 2012 of approximately $305.9 million. A 10%

increase in the stock price over the June 30, 2012 closing price of $23.82 would have an estimated $23.9 million increase to the fair value and a $30.6 million increase to the conversion value of the debentures. Given the current trading value of the debentures, the greatest value to the holders of the debentures would be to sell the debentures in the open market in order to maximize their return. Based on this, we believe that the holders may not have a significant economic incentive to convert prior to the first redemption date in August 2014.

2031 Debentures

The fair value of our 2031 Debentures is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market value of the debentures will generally increase or decrease as the market price of our common stock changes. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. However, increases in the value of our common stock above $41.99 for a specified period of time may provide the holders of the debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement. Our debentures trade in the financial markets, and the fair value at June 30, 2012 was $759.5 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on June 30, 2012 of approximately $508.9 million. A 10% increase in the stock price over the June 30, 2012 closing price of $23.82 would have an estimated $35.6 million increase to the fair value and a $50.9 million increase to the conversion value of the 2031 Debentures.

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

Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2012, we had identified intangible assets of approximately $834.4 million, net of accumulated amortization, and goodwill of approximately $2.8 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.

We have a significant amount of debt. As of June 30, 2012, we had a total of $1,572.4 million of gross debt outstanding, including $143.9 million in term loans due in March 2013, $488.3 million in term loans due in March 2016 under an amended and restated agreement signed in July 2011, and $940.0 million in convertible debentures. Investors may require us to redeem the 2027 Debentures totaling $250.0 million in aggregate principal amount in August 2014, or sooner if our common stock price exceeds the conversion price of approximately $23.36 for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if our common stock price exceeds the conversion price of approximately $32.30 per share for certain specified periods. We also have a $75.0 million revolving credit line available to us through March 2015. As of June 30, 2012, there were $16.6 million of letters of credit issued but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within voice and language, we compete with AT&T, Google, Microsoft, and other smaller providers. Within healthcare, we compete with M*Modal and other smaller providers. Within imaging, we compete with ABBYY, Adobe, I.R.I.S. and NewSoft. In voice and language, some of our partners such as Avaya, Cisco, Intervoice and Genesys develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in voice, language and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

The competition in these markets could adversely affect our operating results by reducing the volume of the products we license or the prices we can charge. Some of our current or potential competitors, such as Adobe, Google and Microsoft, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Some of our customers, such as Google and Microsoft, have developed or acquired products or technologies that compete with our products and technologies. These customers may give higher priority to the sale of these competitive products or technologies. To the extent they do so, market acceptance and penetration of our products, and therefore our revenue, may be adversely affected. Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, or if we are unable to realize synergies among our acquired products and technologies, our business will suffer.

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

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations could increase in the future. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States and we have a large number of employees in India that provide transcription services. We also have a large number of employees in Canada and United Kingdom that provide professional services. A significant portion of the development of our voice and language products is conducted in Belgium and Canada, and a significant portion of our imaging research and development is conducted in Hungary. We also have significant research and development resources in Austria, Germany, Italy, and United Kingdom. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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

We have significant intangible assets, including goodwill and intangibles with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are patents and core technology, completed technology, customer relationships and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets include the following:

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

Interruptions or delays in service from data center hosting facilities could impair the delivery of our service and harm our business.

We currently serve our customers from data center hosting facilities. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their on-demand services and adversely affect our renewal rates and our ability to attract new customers.

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

As of June 30, 2012, Warburg Pincus, a global private equity firm, beneficially owned approximately 18.5% of our outstanding common stock, including warrants exercisable for up to 3,862,422 shares of our common stock, and 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 7, 2012.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger by and among Nuance, Vertigo Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Nuance (the “Purchaser”), Vlingo Corporation, a Delaware corporation (“Vlingo”), U.S. Bank National Association, as Escrow Agent and Stockholder Representative	8-K	0-27038	2.1	6/7/2012

2.2	Agreement and Plan of Merger dated as of March 6, 2012, by and among Nuance Communications, Inc. Townsend Merger Corporation and Transcend Services, Inc.	8-K	0-27038	2.1	4/27/2012

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004

3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007

3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

101	The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes of Consolidated Financial Statements.					X