Form 10-K
period 2012-09-30
Nuance Communications, Inc.
filed 2012-11-29
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $5.3 billion based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
The number of shares of the Registrant’s Common Stock, outstanding as of October 31, 2012, was 312,423,563.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our future revenue, cost of revenue, research and development expense, selling, general and administrative expenses, amortization of intangible assets and gross margin, earnings, cash flows and liquidity; our strategy relating to our segments; the potential of future product releases; our product development plans and investments in research and development; future acquisitions and anticipated benefits from acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal 2013 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.	Business
Overview

We are a leading provider of voice and language solutions for businesses and consumers around the world. Our solutions are used in healthcare, mobile, consumer, enterprise customer service, and imaging markets. We offer market-leading accuracy, natural language understanding capability, domain knowledge and implementation capabilities, built on our significant, long-term investments in research and development. Our solutions are based on our proprietary voice and language platform and are used every day by millions of people and thousands of businesses for tasks and services such as requesting information from a phone-based self-service solution, dictating medical records, searching the mobile Web by voice, entering a destination into a navigation system, or working with PDF documents. We offer our solutions to our customers in a variety of ways, including through products, hosting, professional services and maintenance and support. Our product revenues include embedded original equipment manufacturers ("OEM") royalties, traditional enterprise licensing, term-based enterprise licensing and consumer-based sales. Our hosting revenues are primarily generated through on-demand service models, comprised of hosted transaction-based pricing arrangements that typically have multi-year terms. Hosting and maintenance and support revenues are recurring in nature as our customers need to use our products on a repeat basis to handle their needs in medical transcription, enterprise customer service and mobile connected services.

We leverage our global professional services organization and our extensive network of partners to design, develop and deploy innovative solutions for businesses and organizations around the globe. We market and sell our products directly through a dedicated sales force, through our e-commerce website and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors.

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies.

We are organized in four segments: Healthcare, Mobile and Consumer, Enterprise, and Imaging. We leverage our voice and language platform to deliver custom, domain-specific solutions across these four segments. In fiscal 2012, segment revenue as a percentage of total segment revenue for Healthcare, Mobile and Consumer, Enterprise and Imaging was 39%, 29%, 19% and 13%, respectively. In fiscal 2011, segment revenue as a percentage of total segment revenue for Healthcare, Mobile and Consumer, Enterprise and Imaging was 38%, 28%, 21% and 13%, respectively. See Note 22 to the consolidated financial statements for additional information about our reportable segments.

Healthcare

The healthcare industry is under significant pressure to streamline operations, reduce costs and improve patient care. In recent years, healthcare organizations such as hospitals, clinics, medical groups, physicians’ offices and insurance providers have increasingly turned to improving their clinical documentation process from capturing the physician voice to creating documentation through the use of the information to improve the delivery of care, quality measures, coding accuracy and appropriate reimbursement.

We provide comprehensive dictation and transcription solutions and services that capture the patient encounters with their physician. These hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, and allow us to deliver scalable, highly productive medical transcription solutions. Additionally, we offer solutions that leverage the captured information and, with state-of-the-art coding, compliance and record management, which streamlines Healthcare Information Management ("HIM") processes to drive compliance and reimbursement. Through Clinical Documentation Improvement ("CDI") programs, we assist in bridging the gap between physicians and coders.

We are uniquely positioned to accelerate future innovation to transform the entire process of clinical documentation, as we are deeply entrenched in the physician base with our voice capture solutions and have the ability to leverage our Clinical Language Understanding technology to power clinical, coder and CDI specialist solutions that intelligently bridge documentation, CDI, coding and compliance. As many physicians adopt mobile devices, we migrate to mobile and cloud based solutions, supporting our transcription solutions as well as solutions that could be easily integrated by independent software vendors in to their mobile electronic health record clients. These solutions will significantly streamline speed and completeness of documentation so that providers can shorten the time between the patient visit and the payment for that visit.

We utilize a focused, enterprise sales team and professional services organization to address the market and implementation requirements of the healthcare industry. Direct distribution is supplemented by distributors and partnerships with electronic medical records application and other healthcare IT providers including, but not limited to Allscripts, Cerner, Epic, GE, IBM, McKesson and the University of Pittsburgh Medical Center ("UPMC"). In some cases, our healthcare solutions are priced under a traditional software perpetual licensing model. However, certain of our healthcare solutions, in particular our transcription solution, are also offered on an on-demand model and priced by volume of usage (such as number of lines transcribed). We continue to experience an increased preference for on-demand pricing model. Representative customers include Advocate, Banner Health, Cleveland Clinic, Department of Veterans Affairs, HCA, Leahy Clinic, Kaiser Permanente, Mayo Clinic, NHS, Providence Health & Services, Sharp, Steward Sutter Health, Tenet, UPMC, U.S. Army and Wellspan.

Mobile and Consumer

We help consumers use the powerful capabilities of their phones, cars, tablets, desktop and portable computers, personal navigation devices and other consumer electronics by enabling the use of voice commands, text-to-speech and enhanced text input solutions to control and interact with these devices more easily and naturally, and to access the array of content and services available on the Internet. Our suite of Dragon general purpose desktop and portable computer dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. Today, an increasing number of people worldwide rely on mobile devices to stay connected, informed and productive. Our suite of mobile solutions and services provides a platform to build, implement and deploy custom solutions on a variety of mobile devices and other consumer electronics. We have focused in recent quarters on integrating our Dragon technology and brand initiatives across mobile and consumer markets.

Our portfolio of mobile and consumer solutions and services includes an integrated suite of voice control and text-to-speech solutions, dictation applications, predictive text technologies, mobile messaging services and emerging services such as dictation, Web search and voicemail-to-text. We utilize a focused, enterprise sales team and professional services organization to address market and implementation requirements. We utilize direct distribution, supplemented by partnerships with electronics suppliers and integrators such as Clarion, Harman Kardon and Rovi. Our solutions are used by mobile phone, automotive, personal navigation device, computer, television and other consumer electronic manufacturers and their suppliers, including Amazon, Apple, Audi, BMW, Ford, Garmin, GM, HTC, Intel, LG Electronics, Mercedes Benz, Nintendo, Nokia, Panasonic, Samsung, Sharp, T-Mobile, TomTom and Toyota. Telecommunications carriers, web search companies and content providers are increasingly using our mobile search and communication solutions to offer value-added services to their subscribers and customers. Our embedded mobile solutions are sold to automobile and device manufacturers, generally on a royalty model priced per device sold, as well as on a volume of usage model and sometimes on a license model. Our connected mobile services are sold through telecommunications carriers, voicemail system providers, smartphone application developers or directly to consumers, and generally priced on a volume of usage model (such as per subscriber or per use). At the end of fiscal 2012, our mobile cloud services powered handsets, cars, televisions and other mobile devices in 34 languages. Representative connected services customers and partners include Cisco, Comcast, Esnatech, Mitel, Rogers, Siemens, Telefonica, Telstra, Time Warner Cable, TISA, T-Mobile and Vodafone. In addition, various smartphone application stores include hundreds of applications that utilize our technology, such as our Dragon Mobile Assistant, DragonDictation, DragonGo! and FlexT9, as well as third party applications including Amazon Price Check, Ask, Bon’ App, Coupons.com, E*Trade, Grainger, Kraft, Merriam-Webster, On-Star, PlaySay, Recipe.com, Snapguide, Target, Vocre and Yellow Pages.

During the fourth quarter of fiscal 2012, we shipped new versions of Dragon NaturallySpeaking for Windows and Dragon Dictate for Mac, which are currently available in eight languages. Our desktop and portable computer dictation solutions are generally sold under a traditional perpetual software license model. We utilize a combination of our global reseller network and direct sales to distribute our desktop and portable computer dictation products. Resellers include retailers such as Amazon, Best Buy and WalMart. Enterprise customers include organizations such as law firms, insurance agencies and government agencies. Representative customers include ATF, Exxon, FBI, IBM, Texas Department of Family Protective Services and Zurich.

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

We deliver a portfolio of customer service business intelligence and authentication solutions that are designed to help companies better support, understand and communicate with their customers. Our solutions include the use of technologies such as speech recognition, natural language understanding, text-to-speech, biometric voice identification and analytics to automate caller identification and authorization, virtual assistants, call steering, completion of tasks such as updates, purchases and information retrieval, and automated outbound notifications. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities. We complement our solutions and products with a global professional services organization that supports customers and partners with business and systems consulting project management, user-interface design, voice science, application development and business performance optimization, allowing us to deliver end-to-end speech solutions and system integration for voice-enabled customer care. In addition, we offer solutions that can meet customer care needs through web sites and direct interaction with applications on cell phones, enabling customers to very quickly retrieve relevant information. Use of our voice and language processing-enabled web sites and mobile customer care solutions can dramatically decrease customer care costs, in comparison to calls handled by operators.

Our solutions are used by a wide variety of enterprises in customer-service intensive sectors, including telecommunications, financial services, travel and entertainment, and government. Our speech solutions are designed to serve our global partners and customers and are available in approximately 80 languages and dialects worldwide. In addition to our own sales and professional services teams, we often work closely with industry partners, including Avaya, Cisco and Genesys, that integrate our solutions into their hardware and software platforms. Our enterprise solutions offerings include both a traditional software perpetual licensing model and an on-demand model and are priced by volume of usage (such as number of minutes callers use the system or number of calls completed in the system). Representative customers include Bank of America, Barclays, Cigna, Citibank, Comcast, Deutsche Bank, Disney, FedEx, OnStar, PG&E, U.K.HM Revenue & Customs, USAA, US Airways, Telecom Italia, Telefonica, T-Mobile, Wells Fargo and Verizon.

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

Our imaging solutions offer optical character recognition technology to deliver highly accurate document scanning and storage. We provide networked print management and comprehensive PDF applications designed specifically for business users. In addition, we offer applications that combine network scanning, network print management and PDF creation to quickly enable distribution of documents to users’ desktops or to enterprise applications. Our host of services includes software development toolkits for independent software vendors. Our imaging solutions are generally sold under a traditional perpetual software license model, and some solutions are also offered as a hosted solution. We utilize a combination of our global reseller network and direct sales to distribute our imaging products. We license our software to multifunction printer manufacturers such as Brother, Canon, Dell, HP and Xerox, which bundle our solutions with multi-function devices, digital copiers, printers and scanners, on a royalty model, priced per unit sold. Representative customers include Aflac, Airbus, Amazon, Barclays, Blue Shield, Citibank, EMC, Ernst & Young, Eurostar, Franklin Templeton, Intuit, Johnson & Johnson, JP Morgan Chase, Nationwide, Norwegian Tax Authorities, Office Depot, Phillips, PricewaterhouseCoopers, UPS and US Department of Justice.

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

We continue to invest in technologies to maintain our market-leading position and to develop new applications. Our technologies are covered by approximately 2,800 patents and 1,100 patent applications. Our intellectual property, whether purchased or developed internally, is critical to our success and competitive position and, ultimately, to our market value. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. We incurred research and development expenses of $225.4 million, $179.4 million, and $152.1 million in fiscal 2012, 2011 and 2010, respectively.

International Operations

We have principal offices in a number of international locations including: Australia, Belgium, Canada, Germany, Hungary, India, Ireland, Italy, Japan, and the United Kingdom. The responsibilities of our international operations include research and development, healthcare transcription and editing, customer support, sales and marketing and administration. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.

Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal 2012, 2011 and 2010, 71%, 73% and 72% of revenue was generated in the United States and 29%, 27% and 28% of revenue was generated by our international operations, respectively.

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

•
International Appeal.  The international reach of our products is due to the broad language coverage of our offerings, including our voice and language technology, which provides recognition for approximately 80 languages and dialects and natural-sounding synthesized speech in 65 languages, and supports a broad range of hardware platforms and operating systems. Our imaging technology supports more than 100 languages for Optical Character Recognition and document handling, with up to 20 screen language choices, including Asian languages.

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

In our segments, we compete with companies such as Adobe, M*Modal, Microsoft and Google. In addition, a number of smaller companies in both speech and imaging offer services, technologies or products that are competitive with our solutions in some markets. In certain markets, some of our partners such as Avaya, Cisco, Intervoice and Genesys develop and market products and services that might be considered substitutes for our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

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

Employees

As of September 30, 2012, we had approximately 12,000 full-time employees in total, including approximately 1,000 in sales and marketing, approximately 2,000 in professional services, approximately 1,500 in research and development, approximately 800 in general and administrative and approximately 6,700 that provide transcription and editing services. Approximately 37 percent of our employees are based outside of the United States, the majority of whom provide transcription and editing services and are based in India. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2012, we had identified intangible assets of approximately $906.5 million, net of accumulated amortization, and goodwill of approximately $3.0 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.
We have a significant amount of debt. As of September 30, 2012, we had a total of $2,270.7 million of gross debt outstanding, including $143.5 million in term loans due in March 2013, $487.1 million in term loans due in March 2016 under an amended and restated agreement signed in July 2011, $700.0 million of senior notes due in 2020 and $940.0 million in convertible debentures. In October, 2012, we issued $350.0 million of senior notes due in 2020 and used $143.5 million of the proceeds to prepay the term loans due in March 2013. Investors may require us to redeem the 2027 Debentures totaling $250.0 million in aggregate principal amount in August 2014, or sooner if the closing sale price of our common stock is more than 120% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through March 2015. As of September 30, 2012, there were $17.9 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
In addition, approximately $630.6 million of our debt outstanding as of September 30, 2012 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
We reported net income of $207.1 million and $38.2 million in fiscal 2012 and 2011, respectively, net losses of $19.1 million for the fiscal year 2010 and have a total accumulated deficit of $161.2 million as of September 30, 2012. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations could increase in the future. Most of our international revenue is generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States and we have a large number of employees in India that provide transcription services. We also have a large number of employees in Canada, Germany and United Kingdom that provide professional services. A significant portion of the development of our voice and language products is conducted in Canada and Germany, and a significant portion of our imaging research and development is conducted in Hungary. We also have significant research and development resources in Austria, Belgium, Italy, and United Kingdom. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

•	changes in a specific country's or region's economic conditions;

•	geopolitical turmoil, including terrorism and war;

•	trade protection measures and import or export licensing requirements imposed by the United States or by other countries;

•	compliance with foreign and domestic laws and regulations;

•	negative consequences from changes in applicable tax laws;

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	difficulties in collecting trade accounts receivable in other countries; and

•	less effective protection of intellectual property than in the United States.
We are exposed to fluctuations in foreign currency exchange rates.
Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. With our increased international presence in a number of geographic locations and with international revenue and costs projected to increase, we are exposed to changes in foreign currencies including the euro, British pound, Canadian dollar, Japanese yen, Indian rupee, Australian dollar, Israeli shekel, Swiss franc and the Hungarian forint. Changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.
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
Our investment portfolio, which primarily includes investments in money market funds, is generally subject to credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.
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
As of September 30, 2012, Warburg Pincus, a global private equity firm, beneficially owned approximately 17.9% of our outstanding common stock, including 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.
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

Our corporate headquarters and administrative, sales, marketing, research and development and customer support functions occupy approximately 234,000 square feet of space that we lease in Burlington, Massachusetts. We also lease additional properties in the United States and a number of foreign countries. The following table summarizes our significant properties as of September 30, 2012:

Location	Sq. Ft.	Lease Term	Primary Use
	(approx.)
Burlington, Massachusetts	234,000	March, 2018	Corporate headquarters and administrative, sales, marketing, research and development and customer support functions.
Melbourne, Florida	130,000	Owned	Administrative, customer support and professional services functions.
Montreal, Quebec	98,000	December, 2016	Research and development, professional services, customer support functions.
Sunnyvale, California	71,000	September, 2013	Administrative, research and development, professional services and customer support functions.
Bangalore, India	50,000	April, 2015	Transcription and editing services

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. As of September 30, 2012, we were productively utilizing substantially all of the space in our facilities, except for space that has been subleased to third parties.

Item 3.	Legal Proceedings

Like many companies in the software industry, we have from time to time been notified of claims that we may be infringing certain intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to us or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by us. We do not consider the matters to be material either individually or in the aggregate at this time. Our view of the matters may change in the future as events related thereto unfold.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NUAN”. The following table sets forth, for our fiscal quarters indicated, the high and low sales prices of our common stock, in each case as reported on the NASDAQ Global Select Market.

	Low	High
Fiscal 2011:
First quarter	$14.79	$19.19
Second quarter	16.79	20.97
Third quarter	18.85	22.93
Fourth quarter	15.56	22.40
Fiscal 2012:
First quarter	$19.28	$26.97
Second quarter	24.37	31.15
Third quarter	19.33	26.85
Fourth quarter	19.58	25.89

Holders

As of October 31, 2012, there were 765 stockholders of record of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On August 14, 2012, we issued 795,848 shares of our common stock to International Business Machines Corporation as consideration for a collaboration agreement. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (as adjusted for the retrospective application of FASB ASC 470-20 in 2009 and 2008).

	Fiscal Year Ended September 30,
	2012	2011	2010	2009	2008
Operations:
Total revenues	$1,651.5	$1,318.7	$1,118.9	$950.4	$868.5
Gross profit	1,046.6	818.9	709.6	590.8	552.8
Income from operations	126.2	52.6	32.9	57.6	32.6
(Benefit) provision for income taxes	(141.8)	(8.2)	18.0	40.4	14.6
Net income (loss)	$207.1	$38.2	$(19.1)	$(19.4)	$(37.0)
Net Income(Loss) Per Share Data:
Basic	$0.67	$0.13	$(0.07)	$(0.08)	$(0.18)
Diluted	$0.65	$0.12	$(0.07)	$(0.08)	$(0.18)
Weighted average common shares outstanding:
Basic	306.4	302.3	287.4	253.6	209.8
Diluted	320.8	316.0	287.4	253.6	209.8
Financial Position:
Cash and cash equivalents and marketable securities	$1,129.8	$478.5	$550.0	$527.0	$261.6
Total assets	5,799.0	4,095.3	3,769.7	3,499.5	2,846.0
Long-term debt, net of current portion	1,735.8	853.0	851.0	848.9	847.3
Total stockholders’ equity	2,728.3	2,493.4	2,297.2	2,043.0	1,471.7
Selected Data and Ratios:
Working capital	$736.5	$379.9	$459.2	$376.6	$133.5
Depreciation of property and equipment	31.7	27.6	21.6	18.7	16.4
Amortization of intangible assets	155.5	143.3	135.6	115.4	82.6
Gross margin percentage	63.4%	62.1%	63.4%	62.2%	63.7%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of voice and language solutions for businesses and consumers around the world. Our solutions are used in healthcare, mobile, consumer, enterprise customer service, and imaging markets. We offer market-leading accuracy, natural language understanding capability, domain knowledge and implementation capabilities, built on our significant, long-term investments in research and development. Our solutions are based on our proprietary voice and language platform and are used every day by millions of people and thousands of businesses for tasks and services such as requesting information from a phone-based self-service solution, dictating medical records, searching the mobile Web by voice, entering a destination into a navigation system, or working with PDF documents. We offer our solutions to our customers in a variety of ways, including through products, hosting, professional services and maintenance and support. Our product revenues include embedded OEM royalties, traditional enterprise licensing, term-based enterprise licensing and consumer-based sales. Our hosting revenues are primarily generated through on-demand service models, comprised of hosted transaction-based pricing arrangements that typically have multi-year terms. Our hosting and maintenance and support revenues are recurring in nature as our customers need to use our products on a repeat basis to handle their needs in medical transcription, enterprise customer service and mobile connected services. Our professional services also offer a visible revenue stream, as we have a backlog of assignments that take time to complete.

We are organized in four segments; Healthcare, Mobile and Consumer, Enterprise, and Imaging. Our solutions and services address our four segments:

•
Healthcare.  We provide a comprehensive set of solutions and services that support the clinical documentation process from capturing the patient encounter with their physician, to improved clinical documentation, coding, compliance and reimbursement. Our hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, and allow us to deliver scalable, highly productive medical transcription solutions. We offer solutions that leverage the captured information and with state-of-the-art coding, compliance and record management which streamlines health information management ("HIM") processes to drive compliance and reimbursement. Through Clinical Documentation Improvement programs, we bridge the gap between physicians and coders. These solutions will significantly streamline speed and completeness of documentation so that providers can shorten the time between the patient visit and the payment for that visit. Our solutions also enable us to accelerate future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription. Trends in our healthcare business include a growing customer preference for hosted solutions, increasing interest in the use of mobile devices to access healthcare systems and records, and increasing international interest. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products. Over the last several quarters, we have signed several new contracts for our hosted solutions, and the volume of lines processed in these services has steadily increased. We are investing to expand our product set to address these opportunities, expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

•	Mobile and Consumer. Our portfolio of mobile and consumer solutions and services includes an integrated suite of voice control and text-to-speech solutions, dictation applications, predictive text technologies, mobile messaging services and emerging services such as dictation, Web search and voicemail-to-text. Our suite of Dragon general purpose desktop and portable computer dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. In particular, we have focused in recent quarters on integrating our Dragon technology and brand initiatives across mobile and consumer markets. Trends in our mobile-consumer segment include device manufacturers requiring custom applications to deliver unique and differentiated products, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and automobiles to address the growing concern of distracted driving, and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers and tablet computers. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products. We are investing to increase our capabilities and capacity to help device manufacturers build custom applications, to increase the capacity of our data centers, to increase the number, kinds and capacity of network services, to enable developers to access our technology, and to expand both awareness and channels for our direct-to-consumer products.

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

Strategy

In fiscal 2013, we will continue to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We will also continue to focus on operating efficiencies, expense discipline and acquisition synergies to improve gross margins and operating margins. We intend to pursue growth through the following key elements of our strategy:

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

Key Metrics

In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the fiscal year ended September 30, 2012, as compared to the fiscal year ended September 30, 2011, is as follows:

•	Total revenue increased by $332.8 million to $1,651.5 million;

•	Net income improved by $168.9 million to $207.1 million;

•	Gross margins increased by 1.3 percentage points to 63.4%;

•	Operating margins increased by 3.6 percentage point to 7.6%; and

•	Cash provided by operating activities for the fiscal year ended September 30, 2012 was $473.0 million, an increase of $115.6 million from the prior fiscal year.

In addition to the above key financial metrics, we also focus on certain non-financial performance indicators. A summary of these key non-financial performance indicators as of and for the period ended September 30, 2012, as compared to September 30, 2011, is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions increased 21% to approximately 4.8 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Estimated 3-year value of on-demand contracts increased 43% to approximately $1.9 billion. We determine this value by using our best estimate of all anticipated future revenue streams under signed on-demand contracts currently in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on assumptions about launch dates, volumes and renewal rates within the three year period. Most of these contracts are priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS

Total Revenues

The following tables show total revenues by product type and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Product and licensing	$740.7	$607.4	$473.5	21.9%	28.3%
Professional services and hosting	674.0	509.1	463.5	32.4%	9.8%
Maintenance and support	236.8	202.2	181.9	17.1%	11.2%
Total Revenues	$1,651.5	$1,318.7	$1,118.9	25.2%	17.9%
United States	$1,175.2	$963.7	$802.0	21.9%	20.2%
International	476.3	355.0	316.9	34.2%	12.0%
Total Revenues	$1,651.5	$1,318.7	$1,118.9	25.2%	17.9%

Fiscal 2012 Compared to Fiscal 2011

The geographic split for fiscal 2012 was 71% of total revenue in the United States and 29% internationally, as compared to 73% of total revenue in the United States and 27% internationally for the same period last year. The increase in the proportion of revenue generated internationally was primarily due to contributions from our Mobile and Consumer and Imaging segments.

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

Product and Licensing Revenue

Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Product and licensing revenue	$740.7	$607.4	$473.5	21.9%	28.3%
As a percentage of total revenues	44.9%	46.1%	42.3%

Fiscal 2012 Compared to Fiscal 2011

Product and licensing revenue for fiscal 2012 increased $133.3 million, as compared to fiscal 2011. The increase consisted of a $74.6 million increase in Mobile and Consumer revenue primarily driven by growth in sales of our embedded solutions. Imaging product and licensing revenue increased $36.1 million, primarily driven by sales of our multi-functional peripheral (“MFP”) products, which included revenue associated with our acquisition of Equitrac in the third quarter of fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010

Product and licensing revenue for fiscal 2011 increased $133.9 million, as compared to fiscal 2010. The increase consisted of a $50.1 million increase in Mobile and Consumer revenue primarily driven by $31.6 million of growth in sales of our embedded solutions, and additional sales of $18.5 million of Dragon consumer products. Imaging revenue increased by $43.9 million, due to increased revenue from our MFP products. Healthcare revenue increased by $23.0 million resulting in part from continued strength in Dragon Medical solutions, which represented $12.8 million of the increase during the year. Enterprise on-premise license sales increased by $16.9 million resulting from the continued increase in global demand for our core speech solutions.

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

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Professional services and hosting revenue	$674.0	$509.1	$463.5	32.4%	9.8%
As a percentage of total revenues	40.8%	38.6%	41.4%

Fiscal 2012 Compared to Fiscal 2011

Professional services and hosting revenue for fiscal 2012 increased $164.9 million, as compared to fiscal 2011. The increase consisted of a $130.6 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $77.4 million was due to our acquisitions closed during fiscal 2011 and 2012. Mobile and Consumer revenue increased $30.9 million, primarily attributable to a $16.0 million increase in professional services to support the implementation of our embedded handset and automotive solutions and a $13.4 million increase driven by transactional volume growth in our connected mobile services.

Fiscal 2011 Compared to Fiscal 2010

Professional services and hosting revenue for fiscal 2011 increased $45.6 million, as compared to fiscal 2010. The increase consisted of a $40.1 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions. Mobile and Consumer revenue increased $29.3 million as a result of growth of $19.2 million in our connected mobile services and growth of $10.1 million in professional services for our embedded solutions. Enterprise revenue decreased by $24.4 million, primarily due to the decline of one on-demand customer’s volume.

Maintenance and Support Revenue

Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Maintenance and support revenue	$236.8	$202.2	$181.9	17.1%	11.2%
As a percentage of total revenues	14.3%	15.3%	16.3%

Fiscal 2012 Compared to Fiscal 2011

Maintenance and support revenue for fiscal 2012 increased $34.6 million, as compared to fiscal 2011. The increase was driven by growth in our product and licensing sales which included a $15.8 million increase in Imaging revenue primarily due to our acquisition of Equitrac, and a $10.2 million increase in Healthcare revenue driven by growth in sales of our Dragon Medical solutions.

Fiscal 2011 Compared to Fiscal 2010

Maintenance and support revenue for fiscal 2011 increased $20.3 million, as compared to fiscal 2010. The increase was driven by growth in our product and licensing sales which included a $7.5 million increase in Healthcare driven by Dragon Medical solutions, a $5.5 million increase in Enterprise, and a $5.3 million increase in Imaging with contributions from our acquisition of Equitrac.

COSTS AND EXPENSES

Cost of Product and Licensing Revenue

Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Cost of product and licensing revenue	$74.8	$65.6	$49.6	14.0%	32.3%
As a percentage of product and licensing revenue	10.1%	10.8%	10.5%

Fiscal 2012 Compared to Fiscal 2011

Cost of product and licensing revenue for fiscal 2012 increased $9.2 million, as compared to fiscal 2011. The increase was primarily due to a $5.0 million increase in Imaging costs driven by our acquisition of Equitrac. Gross margin increased 0.7 percentage points primarily due to a mix shift toward our Mobile embedded solutions which carry a higher gross margin.

Fiscal 2011 Compared to Fiscal 2010

Cost of product and licensing revenue for fiscal 2011 increased $16.0 million, as compared to fiscal 2010. The increase was primarily due to an increase in hardware costs associated with increased revenues from our MFP products in the Imaging segment. Gross margin remained relatively flat during the period.

Cost of Professional Services and Hosting Revenue

Cost of professional services and hosting revenue primarily consists of compensation for services personnel, outside consultants and overhead, as well as the hardware, infrastructure and communications fees that support our hosting solutions. The following table shows cost of professional services and hosting revenue, in dollars and as a percentage of professional services and hosting revenue (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Cost of professional services and hosting revenue	$424.7	$341.1	$280.7	24.5%	21.5%
As a percentage of professional services and hosting revenue	63.0%	67.0%	60.6%

Fiscal 2012 Compared to Fiscal 2011

Cost of professional services and hosting revenue for fiscal 2012 increased $83.6 million, as compared to fiscal 2011. The increase was primarily driven by a $73.5 million increase in Healthcare costs related to growth in our on-demand solutions, including the impact from our acquisitions closed during fiscal 2011 and 2012. Gross margin increased 4.0 percentage points primarily due to a mix shift toward our Healthcare on-demand offerings which carry a higher gross margin and expanded margins due to an increase in automation services relating to our connected mobile solutions in our Mobile and Consumer segment.

Fiscal 2011 Compared to Fiscal 2010

Cost of professional services and hosting revenue for fiscal 2011 increased $60.4 million, as compared to fiscal 2010. The increase was due to a $29.6 million increase in Healthcare costs primarily related to growth in our on-demand solutions, and a $16.8 million increase in stock-based compensation related to our professional services personnel. Gross margin relative to our professional services and hosting revenue decreased 6.4 percentage points primarily due to increased stock-based compensation expense reducing gross margin by 3.3 percentage points and the remainder is primarily related to volume and revenue declines from one on-demand Enterprise customer.

Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Cost of maintenance and support revenue	$45.3	$38.1	$31.3	18.9%	21.7%
As a percentage of maintenance and support revenue	19.1%	18.8%	17.2%

Fiscal 2012 Compared to Fiscal 2011

Cost of maintenance and support revenue for fiscal 2012 increased $7.2 million, as compared to fiscal 2011. The increase was primarily due to a $6.9 million increase in Imaging costs related to the increase revenues from our Imaging MFP products, which included the impact from the Equitrac acquisition in fiscal 2011. Gross margin remained relatively flat during the period.

Fiscal 2011 Compared to Fiscal 2010

Cost of maintenance and support revenue for fiscal 2011 increased $6.8 million, as compared to fiscal 2010. The increase included a $2.5 million increase in costs due to higher volumes of Enterprise application maintenance and support, a $2.1 million increase in costs related to increased revenue from our MFP products in our Imaging business, which included the impact from our acquisition of Equitrac, and a $1.4 million increase in stock-based compensation expense. The increase in stock-based compensation expense reduced gross margin by 0.7% during the period. Excluding impact from stock-based compensation, gross margin remained relatively flat during the period.

Research and Development Expense

Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Research and development expense	$225.4	$179.4	$152.1	25.6%	17.9%
As a percentage of total revenues	13.6%	13.6%	13.6%

Fiscal 2012 Compared to Fiscal 2011

Research and development expense for fiscal 2012 increased $46.0 million, as compared to fiscal 2011. The increase was attributable to a $35.8 million increase in compensation expense, driven by headcount growth including additional headcount from our acquisitions during the period.

Fiscal 2011 Compared to Fiscal 2010

Research and development expense for fiscal 2011 increased $27.3 million, as compared to fiscal 2010. The increase was attributable to a $28.6 million increase in compensation expense, driven by a $14.9 million increase in stock-based compensation expense and headcount growth as well as additional headcount from our acquisitions during the period. The increase was offset by reimbursement of $5.9 million under a new collaboration agreement signed during the period as discussed in Note 2 of our Notes to Consolidated Financial Statements.

Sales and Marketing Expense

Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Sales and marketing expense	$369.2	$306.4	$266.2	20.5%	15.1%
As a percentage of total revenues	22.4%	23.2%	23.8%

Fiscal 2012 Compared to Fiscal 2011

Sales and marketing expense for fiscal 2012 increased $62.8 million, as compared to fiscal 2011. The increase was primarily attributable to a $35.9 million increase in compensation expense, driven primarily by additional headcount due to operational and acquisition growth and increased stock-based compensation expense. Additionally, marketing and channel program spending increased $18.6 million to drive revenue growth as part of demand generation activities.

Fiscal 2011 Compared to Fiscal 2010

Sales and marketing expense for fiscal 2011 increased $40.2 million, as compared to fiscal 2010. The increase was primarily attributable to a $21.7 million increase in compensation expense, driven primarily by additional headcount to support growth and a $5.1 million increase in stock-based compensation expense. Additionally, marketing and channel program spending increased $14.0 million to drive overall revenue growth.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisers including accountants and attorneys, insurance, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
General and administrative expense	$163.3	$147.6	$122.1	10.6%	20.9%
As a percentage of total revenues	9.9%	11.2%	10.9%

Fiscal 2012 Compared to Fiscal 2011

General and administrative expense for fiscal 2012 increased $15.7 million, as compared to fiscal 2011. The increase was primarily attributable to a $26.8 million increase in compensation expense, driven primarily by additional headcount due to organic and acquisition growth and increased stock-based compensation expense, offset by a $11.0 million decrease in legal costs primarily associated with decrease in on-going litigation activities.

Fiscal 2011 Compared to Fiscal 2010

General and administrative expense for fiscal 2011 increased $25.5 million, as compared to fiscal 2010. The increase was primarily attributable to a $14.5 million increase in compensation expense and a $9.1 million increase in legal costs associated with on-going litigation and intellectual property maintenance. The increase in compensation expense was driven primarily by additional headcount due to organic growth and our acquisitions during the period and an $8.9 million increase in stock-based compensation expense.

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

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Cost of revenue	$60.0	$55.1	$47.8	8.9%	15.3%
Operating expense	95.4	88.2	87.8	8.2%	0.5%
Total amortization expense	$155.4	$143.3	$135.6	8.4%	5.7%
As a percentage of total revenues	9.4%	10.9%	12.1%

Fiscal 2012 Compared to Fiscal 2011

Amortization of intangible assets expense for fiscal 2012 increased $12.1 million, as compared to fiscal 2011. The increase was primarily attributable to the amortization of acquired customer relationships from our business acquisitions during fiscal 2012 and the second half of fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010

Amortization of intangible assets expense for fiscal 2011 increased $7.7 million, as compared to fiscal 2010. The increase was primarily attributable to the amortization of acquired technology and patent intangible assets from our business acquisitions during fiscal 2011 and our acquisitions of patents and technology from third-parties during the fiscal 2010.

Based on our balance of amortizable intangible assets as of September 30, 2012, and assuming no impairment or change in useful lives, we expect amortization of intangible assets for fiscal 2013 to be $150.6 million.

Acquisition-Related Costs, Net

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; (ii) professional service fees, including third-party costs related to the acquisition, and legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Acquisition-related costs were recorded as follows (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Professional service fees	$48.4	$18.0	$17.1	168.9%	5.3%
Transition and integration costs	9.9	3.4	13.6	191.2%	(75.0)%
Acquisition-related adjustments	0.4	0.5	(0.1)	(20.0)%	(600.0)%
Total Acquisition-related costs, net	$58.7	$21.9	$30.6	168.0%	(28.4)%
As a percentage of total revenue	3.6%	1.7%	2.7%

Fiscal 2012 Compared to Fiscal 2011

Acquisition-related costs, net for fiscal 2012 increased $36.8 million, as compared to fiscal 2011. The increase was primarily driven by an increase in professional fees incurred associated with the post-acquisition legal and regulatory costs associated with recently completed acquisitions. For fiscal 2012, transition and integration costs consisted primarily of the costs associated with transitional employees from our acquisition of Swype.

Fiscal 2011 Compared to Fiscal 2010

Acquisition-related costs, net for fiscal 2011 decreased $8.7 million, as compared to fiscal 2010. The decrease was primarily driven by the reduction in transition and integration costs. For fiscal 2010, $8.9 million of transition and integration costs was driven by our acquisitions of eCopy and SpinVox.

Restructuring and Other Charges, Net

The following table sets forth the activity relating to the restructuring accruals included in Restructuring and Other Charges, net, in fiscal 2012, 2011 and 2010 (dollars in millions):

	Personnel Related	Facilities Costs	Other	Total
Balance at September 30, 2009	0.6	0.3	—	0.9
Restructuring and other charges, net	9.6	0.2	8.9	18.7
Non-cash adjustments	—	—	(6.8)	(6.8)
Cash payments	(8.4)	(0.2)	(2.1)	(10.7)
Balance at September 30, 2010	1.8	0.3	—	2.1
Restructuring and other charges, net	9.1	1.9	12.0	23.0
Non-cash adjustments	0.2	—	(11.9)	(11.7)
Cash payments	(6.0)	(1.2)	(0.1)	(7.3)
Balance at September 30, 2011	5.1	1.0	—	6.1
Restructuring and other charges, net	6.7	0.4	0.4	7.5
Cash payments	(10.1)	(1.3)	(0.4)	(11.8)
Balance at September 30, 2012	$1.7	$0.1	$—	$1.8

For fiscal 2012, we recorded net restructuring and other charges of $7.5 million, which included a $6.7 million severance charge related to the elimination of approximately 160 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired.

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

Other Income (Expense)

Other income (expense) consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gains (losses) from other non-operating activities. The following table shows other income (expense) in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Interest income	$2.2	$3.2	$1.2	(31.3)%	166.7%
Interest expense	(85.3)	(36.7)	(41.0)	132.4%	(10.5)%
Other income, net	22.2	11.0	5.8	101.8%	89.7%
Total other expense, net	$(60.9)	$(22.5)	$(34.0)
As a percentage of total revenue	3.7%	1.7%	3.0%

Fiscal 2012 Compared to Fiscal 2011

Interest expense for fiscal 2012 increased $48.6 million, as compared to fiscal 2011. The increase in interest expense was due to the issuance of $690 million of 2.75% Convertible Debentures due in 2031 in the first quarter of fiscal 2012 and $700 million of 5.375% Senior Notes due in 2020 in the fourth quarter of fiscal 2012. This increased cash interest expense by $22.7 million and non-cash interest by $21.8 million.

Other income, net for fiscal 2012 increased $11.2 million, as compared to fiscal 2011. The increase was primarily driven by a $13.7 million gain recognized on the original non-controlling equity interest in Vlingo upon our acquisition of Vlingo during the third quarter of fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010

Interest expense for fiscal 2011 decreased $4.3 million, as compared to fiscal 2010. The decrease in interest expense was primarily driven by decreased interest costs as a result of lower rates on our outstanding variable rate borrowings. Other income, net increased $5.2 million, as compared to fiscal 2011, driven primarily by a $9.3 million increase in gains on our security price guarantee derivatives. This was offset by a decrease in foreign exchange gains of $4.7 million resulting from our implementation of a hedging program in fiscal 2011 to reduce our exposure to changes in foreign currency exchange rates.

(Benefit) Provision for Income Taxes

The following table shows the (benefit) provision for income taxes and the effective income tax rate (dollars in millions):

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
(Benefit) provision for income taxes	$(141.8)	$(8.2)	$18.0	1,629.3%	(145.6)%
Effective income tax rate	(217.2)%	(27.4)%	(1,693.3)%

Fiscal 2012 Compared to Fiscal 2011

Our effective income tax rate was (217.2)% and (27.4)% for fiscal 2012 and 2011, respectively. Benefit from income taxes increased $133.6 million from $8.2 million in fiscal 2011 to $141.8 million in fiscal 2012. The increase in benefit from income taxes included the release of our valuation allowance resulting from our acquisitions during fiscal 2012 and the recognition of certain deferred tax assets. During fiscal 2012, we recorded a release of valuation allowance of $75.1 million as a result of tax benefits recorded in connection with our acquisitions during the period for which a net deferred tax liability was established in purchase accounting. In addition, by the end of fiscal 2012 , we made a determination that it is more likely than not that certain of our deferred tax assets, primarily in the U.S., will be realized which resulted in a release of $70.5 million of our valuation allowance (See Note 20 of our Notes to Consolidated Financial Statements).

Fiscal 2011 Compared to Fiscal 2010

Our effective income tax rate was (27.4)% and (1,693.3)% for fiscal 2011 and 2010, respectively. Provision for income taxes decreased $26.2 million from a provision of $18.0 million to a benefit of $8.2 million. The decrease in the tax provision was primarily related to a tax benefit recorded in connection with the Equitrac acquisition for which a net deferred tax liability was recorded in purchase accounting, resulting in a release of our valuation allowance of $34.7 million and therefore a tax benefit during the year. The decrease in the tax provision was also due to a release of $10.6 million of our valuation allowance associated with the change in characterization of a previously acquired intangible asset from an indefinite life asset to a finite life asset during our fourth quarter of fiscal 2011. These deferred tax benefits were offset by a $21.4 million increase in our current income tax provision primarily driven by higher U.S. taxable income.

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

	Fiscal 2012	Fiscal 2011	Fiscal 2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Segment Revenues
Healthcare	$669.4	$526.8	$449.2	27.1%	17.3%
Mobile and Consumer	508.3	393.3	309.5	29.2%	27.1%
Enterprise	332.0	296.4	296.2	12.0%	0.1%
Imaging	228.4	177.4	140.7	28.7%	26.1%
Total segment revenues	$1,738.1	$1,393.9	$1,195.6	24.7%	16.6%
Less: acquisition related revenues	(86.6)	(75.2)	(76.7)	15.2%	(2.0)%
Total revenues	$1,651.5	$1,318.7	$1,118.9	25.2%	17.9%
Segment Profit
Healthcare	$314.9	$269.4	$227.4	16.9%	18.5%
Mobile and Consumer	227.6	170.9	120.0	33.2%	42.4%
Enterprise	90.8	63.3	82.3	43.4%	(23.1)%
Imaging	91.6	69.1	55.6	32.6%	24.3%
Total segment profit	$724.9	$572.7	$485.3	26.6%	18.0%
Segment Profit Margin
Healthcare	47.0%	51.1%	50.6%	(4.1)	0.5
Mobile and Consumer	44.8%	43.5%	38.8%	1.3	4.7
Enterprise	27.3%	21.4%	27.8%	5.9	(6.4)
Imaging	40.1%	39.0%	39.5%	1.1	(0.5)
Total segment profit margin	41.7%	41.1%	40.6%	0.6	0.5

Segment Revenue

Fiscal 2012 Compared to Fiscal 2011

•
Healthcare segment revenue increased $142.6 million, primarily attributable to revenue growth in on-demand solutions. Professional services and hosting revenue increased $119.7 million due to growth in on-demand transactional volume, of which $77.4 million of the increase was due to additional volume resulting from our acquisitions during fiscal 2011 and 2012.

•
Mobile and Consumer segment revenue increased $115.0 million. Our product and licensing revenue grew $83.3 million, mainly driven by growth in our embedded handset, automotive and other consumer electronics. Our professional services and hosting revenue grew $32.8 million primarily driven by a $17.7 million increase in professional services to support the implementations of our embedded handset and automotive solutions as well as a $15.0 million increase driven by transactional volume growth in our connected mobile services.

•
Enterprise segment revenue increased $35.6 million. Our product and licensing revenue grew $25.0 million, driven primarily by contributions from our acquisition of Loquendo. Our maintenance and support revenue grew $8.2 million from the continued strength in renewals.

•
Imaging segment revenue increased $51.0 million. Our product and licensing revenue grew $32.5 million and our maintenance and support grew $18.2 million, primarily due to growth in sales from our MFP products driven by our acquisition of Equitrac.

Fiscal 2011 Compared to Fiscal 2010

•
Healthcare segment revenue increased by $77.6 million, primarily attributable to revenue growth in both licenses and on-demand solutions. On-demand revenue increased by $47.2 million due to increased transactional volume. Product and licensing revenue increased by $20.5 million due to volume and continued strong demand of our Healthcare license offerings resulting in part from continued strength in Dragon Medical solutions.

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

Segment Profit

Fiscal 2012 Compared to Fiscal 2011

•
Healthcare segment profit in fiscal 2012 increased $45.5 million, or 16.9%, over fiscal 2011, driven primarily by segment revenue growth of 27.1%, partially offset by increased costs from growth in sales of our on-demand solutions. Segment profit margin decreased 4.1 percentage points from 51.1% in fiscal 2011 to 47.0% in fiscal 2012. This decrease was primarily driven by a decrease of 5.1 percentage points in margin due to a higher proportion of editing services in our on-demand offerings, which included impact of the Transcend acquisition, and a 0.6 percentage point improvement due to leveraging of selling expenses.

•
Mobile and Consumer segment profit in fiscal 2012 increased $56.7 million, or 33.2%, over fiscal 2011, primarily due to segment revenue growth of 29.2%, partially offset by increased investment in research and development and marketing. Segment profit margin in fiscal 2012 improved 1.3 percentage points from 43.5% in fiscal 2011 to 44.8% in fiscal 2012. This increase was primarily driven by a 2.2 percentage point improvement in margin due to a favorable mix shift toward our embedded product revenue and a 2.5 percentage point improvement due to leveraging of selling expense. These improvements were offset by a 2.0 percentage point decrease in segment profit margin due to increased investment in research and development to support new product offerings and a 1.1 percentage point decrease as a result of higher marketing demand creation costs to drive Dragon consumer product sales.

•
Enterprise segment profit in fiscal 2012 increased $27.5 million, or 43.4%, over fiscal 2011, driven primarily by segment revenue growth of 12.0%, partially offset by increased investment in sales expense. Segment profit margin in fiscal 2012 increased 5.9 percentage points from 21.4% in fiscal 2011 to 27.3% in fiscal 2012. This increase benefited from a favorable mix of product and licensing revenues which includes the impact of the acquisition of Loquendo, contributing to an increase in gross margins of 5.3 percentage points, as well as a 1.2 percentage point improvement driven by operating expense leverage in research and development.

•
Imaging segment profit in fiscal 2012 increased $22.5 million, or 32.6%, over fiscal 2011, driven in part from a 28.7% increase in segment revenue, offset by increased investment in marketing and selling expenses. Segment profit margin increased 1.1 percentage points from 39.0% in fiscal 2011 to 40.1% in fiscal 2012. The change in segment profit margin included a 2.5 percentage point improvement due to leveraging selling expense, offset by 1.9 percentage points of segment margin erosion due to increased marketing spend to drive revenue growth.

Fiscal 2011 Compared to Fiscal 2010

•
Healthcare segment profit in fiscal 2011 increased $42.0 million, or 18.5%, over fiscal 2010, driven primarily by segment revenue growth of 17.3%. Segment profit increased by 0.5 percentage points as a result of operating expense leverage and a $5.9 million reimbursement under a new collaboration agreement signed during the period as discussed in Note 2 to the audited consolidated financial statements.

•
Mobile and Consumer segment profit in fiscal 2011 increased $50.9 million, or 42.4%, over fiscal 2010, resulting in part from the 27.1% increase in segment revenue. Segment profit margin in fiscal 2011 improved 4.7 percentage points from 38.8% in fiscal 2010 to 43.5% in fiscal 2011. The segment profit margin improvements were driven primarily by embedded and mobile services gross margin improvements, and from leverage in research and development and selling and marketing expenses.

•
Enterprise segment profit in fiscal 2011 decreased $19.0 million, or 23.1%, over fiscal 2010, while sales were essentially flat. Segment profit margin in fiscal 2011 declined 6.4 percentage points from 27.8% in fiscal 2010 to 21.4% in fiscal 2011. This decrease was driven by decreased volume and revenue from one on-demand customer resulting in a 3.8 percentage point decrease in segment profit and increased spending in research and development contributed to a 1.7 percentage point decrease in segment profit.

•
Imaging segment profit in fiscal 2011 increased $13.5 million, or 24.3%, over fiscal 2010, driven primarily by the 26.1% increase in sales. Segment profit margin in fiscal 2011 remained relatively flat at 39.0% in fiscal 2011 compared to 39.5% in fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,129.8 million as of September 30, 2012, an increase of $682.6 million as compared to $447.2 million as of September 30, 2011. Our working capital at September 30, 2012 was $736.5 million compared to $379.9 million of working capital at September 30, 2011. Cash and cash equivalents held by our international operations totaled $78.8 million and $61.7 million at September 30, 2012 and 2011, respectively. Based on our business plan, we expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these amounts, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity. As of September 30, 2012, our total accumulated deficit was $161.2 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions.

On October 22, 2012, we issued $350.0 million aggregate principal amount of our 5.375% Senior Notes due 2020 (the "Notes"). The Notes were issued pursuant to the indenture agreement dated August 14, 2012 related to our $700.0 million aggregate principal amount of 5.375% Senior Notes due 2020 issued in the fourth quarter of fiscal 2012. Total proceeds, net of issuance costs, were $353.3 million. On October 31, 2012, we used $143.5 million of the net proceeds to prepay the term loans maturing in March 2013.

On October 1, 2012, we acquired J.A. Thomas and Associates, Inc. (“JA Thomas”), the nation's premier provider of physician-oriented, clinical documentation improvement programs for the healthcare industry, for approximately $265.0 million, of which $240.0 million was paid in cash at the closing, and the remaining $25.0 million is payable in cash or shares of our common stock, at our election, on the second anniversary of the closing date, subject to certain adjustments and conditions.

We believe our current cash and cash equivalents are sufficient to meet our operating needs for at least the next twelve months.

Cash provided by operating activities

Fiscal 2012 Compared to Fiscal 2011

Cash provided by operating activities for fiscal 2012 was $473.0 million, an increase of $115.6 million, or 32%, as compared to cash provided by operating activities of $357.4 million for fiscal 2011. The increase was primarily driven by the following factors:

•
An increase of $89.8 million in cash flows resulting from higher net income, exclusive of non-cash adjustment items which includes deferred tax benefit of $151.5 million driven by the release of our valuation allowance;

•
An increase of $42.5 million in cash flows generated by changes in working capital excluding deferred revenue, primarily driven by a onetime payment of €18.0 million ($23.4 million equivalent) during the first quarter of fiscal 2011 for a fixed obligation assumed in connection with our acquisition of SpinVox and a $30.8 million increase in cash flows due to changes in accounts payable; and

•	A decrease in cash flows of $16.8 million from deferred revenue.

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

Cash used in investing activities

Fiscal 2012 compared to Fiscal 2011

Cash used in investing activities for fiscal 2012 was $924.5 million, an increase of $498.6 million, or 117%, as compared to cash used in investing activities of $425.9 million for fiscal 2011. The net increase was primarily driven by the following factors:

•	An increase in cash outflows of $475.9 million for business and technology acquisitions, primarily driven by the cash consideration paid in connection with our acquisitions in fiscal 2012; and

•	An increase in cash outflows of $28.0 million resulting from additional capital expenditure, primarily related to the purchase of a corporate asset during fiscal 2012.

Fiscal 2011 compared to Fiscal 2010

Cash used in investing activities for fiscal 2011 was $425.9 million, an increase of $110.3 million or 35%, as compared to cash used in investing activities of $315.6 million for fiscal 2010. The net increase was primarily driven by the following factors:

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

Cash provided by financing activities

Fiscal 2012 compared to Fiscal 2011

Cash provided by financing activities for fiscal 2012 was $1,133.0 million, an increase of $1,127.0 million, or 18,783%, as compared to cash provided by financing activities of $6.0 million for fiscal 2011. The change was primarily driven by the following factors:

•	A $689.1 million cash inflow resulting from the issuance of the Senior Notes due 2020, net of issuance costs in August 2012;

•
A $676.1 million cash inflow resulting from the issuance of the 2031 Debentures, net of issuance costs, offset by $200.0 million that we used to repurchase 8.5 million shares of our common stock in October 2011;

•	Offset by a decrease of $21.1 million cash benefit resulting from excess tax benefits on employee equity awards; and

•
An increase in cash outflows of $13.0 million as a result of higher cash payments required to net share settle employee equity awards, due to an increase in the number of shares vested and an increase in the intrinsic value of the shares vested as a result of the overall increase in our stock price in fiscal 2012 as compared to fiscal 2011.

Fiscal 2011 compared to Fiscal 2010

Cash provided by financing activities for fiscal 2011 was $6.0 million, a decrease of $3.9 million, or 39%, as compared to cash provided by financing activities of $9.9 million for fiscal 2010. The change was primarily driven by the following factors:

•	An increase of $16.5 million cash benefit resulting from excess tax benefits on employee equity awards;

•
An increase in cash outflows of $14.9 million to net share settle employee equity awards, due to an increase in the number of shares vested and an increase in the intrinsic value of the shares vested as a result of the overall increase in our stock price in fiscal 2011 as compared to fiscal 2010; and

•
A decrease in cash inflows of $12.4 million from the sale of our common stock. During fiscal 2010, warrants to purchase 2.5 million of our shares were exercised, whereas we had no warrant activity in fiscal 2011.

Credit Facilities and Debt
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700 million aggregate principal amount of 5.375% Senior Notes (the "Notes") in a private placement due on August 15, 2020. The proceeds from the Notes were approximately $689.1 million, net of issuance costs. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears, beginning on February 15, 2013.
The Notes are the unsecured senior obligations of the Company and are guaranteed (the “Guarantees”) on an unsecured senior basis by substantially all of the Company's direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of the Company's and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of the Company and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of the Company's subsidiaries that have not guaranteed the Notes.
At any time before August 15, 2016, we may redeem all or a portion of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest to, but excluding, the redemption date. At any time on or after August 15, 2016, we may redeem all or a portion of the Notes at certain redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time before August 15, 2015, we may redeem up to 35% of the aggregate outstanding principal amount of the Notes with the net cash proceeds received by the Company from certain equity offerings at a price equal to 105.375%, plus accrued and unpaid interest to, but excluding, the redemption date, provided that the redemption occurs no later than the 120 day after the closing of the related equity offering, and at least 50% of the original aggregate principal amount of the Notes remains outstanding immediately thereafter.
Upon the occurrence of certain asset sales or a change in control, we must offer to repurchase the Notes at a price equal to 100%, in the case of an asset sale, or 101%, in the case of a change of control, of the principal amount plus accrued and unpaid interest to, but excluding, the repurchase date.
2.75% Convertible Debentures due in 2031
On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement. Total proceeds, net of debt issuance costs, were $676.1 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semiannually in arrears, beginning on May 1, 2012. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after December 31, 2011 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $690 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2012, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due in 2027
We have $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) that were issued on August 13, 2007 in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date.
Our stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended September 30, 2012. Accordingly, the 2027 Debentures will be convertible at the holders' option during the quarter ended December 31, 2012 and therefore are classified as current liabilities at September 30, 2012. Given that the debentures are traded in a secondary market and the current market value of the 2027 Debentures exceeds the value that the holders would receive upon conversion, we believe that the holders may not have a significant economic incentive to exercise their conversion option prior to August 2014. As a result, we do not expect a material amount of the 2027 Debentures to be redeemed in the three months ended December 31, 2012.
The difference between the carrying value of the 2027 Debentures and the $250.0 million principal amount reflects the unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized over the expected term of the convertible debt. Because the 2027 Debentures were convertible at September 30, 2012, an amount equal to the 18.4 million unamortized portion of the original issue discount was separately classified in our consolidated balance sheets as temporary equity and referred to as “Equity component of currently redeemable convertible debentures.”

Credit Facility

Our credit facility consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). In July 2011, we entered into agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining term loan as of July 1, 2011, lenders representing $493.2 million elected to extend the maturity date by three years to March 31, 2016. The remaining term loans retained the original maturity date of March 2013. In addition, lenders participating in the revolving credit facility have chosen to extend the maturity date by three years to March 31, 2015. As of September 30, 2012, $630.6 million remained outstanding under the term loans, there were $17.9 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line. On October 31, 2012, we paid the remaining outstanding term loans balance of $143.5 million originally maturing March 2013.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2012, we were in compliance with the covenants under the Credit Facility.

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
_______________________________________

(a)	The margin is determined based on our leverage ratio and credit rating at the date the interest rates are reset on the Term Loans.

(b)	The margin is determined based on our leverage ratio and credit rating at the date the interest rates are reset on the Revolving credit line.

At September 30, 2012 the applicable margins were 2.00%, with an effective rate of 2.24%, on the remaining balance of $143.5 million maturing in March 2013 and 3.00%, with an effective rate of 3.24%, on the remaining balance of $487.1 million maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2012, the commitment fee rate was 0.375%.

Principal payments on the extended loan are due in quarterly installments of 0.25% of the then outstanding balance through March 2016, at which point the remaining balance becomes due. In addition, an annual excess cash flow sweep, as defined in the Credit Facility, is payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flows in any period and no additional payments are required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount
2013	148,385
2014	4,804
2015	4,756
2016	472,651
Total	$630,596

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

We believe that cash flows from future operations in addition to cash and cash equivalents on-hand will be sufficient to meet our working capital, investing, financing and contractual obligations and the contingent payments for acquisitions, if any are realized, as they become due for at least the next twelve months. We also believe that in the event future operating results are not as planned, that we could take actions, including restructuring actions and other cost reduction initiatives, to reduce operating expenses to levels which, in combination with expected future revenue, will continue to generate sufficient operating cash flow. In the event that these actions are not effective in generating operating cash flows we may be required to issue equity or debt securities on terms that may be less favorable.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligations

The following table outlines our contractual payment obligations as of September 30, 2012 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2013	2014 and 2015	2016 and 2017	Thereafter
Credit Facility(1)	$630.6	$148.4	$9.6	$472.6	$—
Convertible Debentures(2)	940.0	—	250.0	—	690.0
Senior Notes	700.0	—	—	—	700.0
Interest payable on long-term debt(3)	462.1	80.7	150.9	120.8	109.7
Letter of Credit(4)	17.9	17.9	—	—	—
Operating leases	120.1	28.0	43.7	34.0	14.4
Purchase commitments for inventory, property and equipment(5)	6.5	6.5	—	—	—
Collaboration agreements(6)	30.9	23.4	7.5	—	—
Other long-term liabilities assumed(7)	8.5	2.5	5.0	1.0	—
Deferred acquisition payments	27.9	27.9	—	—	—
Total contractual cash obligations	$2,944.5	$335.3	$466.7	$628.4	$1,514.1
_______________________________________

(1)	Principal is paid on a quarterly basis under the Credit Facility.

(2)
Holders of the 2027 Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022. Holders of the 2031 Debentures have the right to require us to redeem the Debentures on November 1, 2017, 2021, and 2026.

(3)
Interest on the Credit Facility is due and payable monthly and is estimated using the effective interest rate as of September 30, 2012. Interest is due and payable semi-annually under 2027 Debentures and 2031 Debentures at a rate of 2.75%. Interest is due and payable semi-annually on the Senior notes at a rate of 5.375%.

(4)	Letters of Credit are in place primarily to secure future operating lease payments.

(5)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(6)	Payments under the research collaboration agreements are payable in cash or common stock at our option.

(7)
Obligations include assumed long-term liabilities relating to restructuring program initiated by a previous acquisition in 2003. The restructuring program related to the closing of a facility with lease term set to expire in 2016. Total contractual obligation under the lease is $8.5 million. As of September 30, 2012, we have sub-leased certain of the office space related to the facility to unrelated third parties. Total sublease income under contractual terms is expected to be $5.3 million, which ranges from $0.7 million to $1.6 million on an annualized basis through 2016.

The gross liability for unrecognized tax benefits as of September 30, 2012 was $17.4 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

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

In connection with our acquisition of Vocada, Inc. in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. On October 4, 2012, the arbitration panel issued its conclusion indicating that no additional payments to the former shareholders under the Vocada agreement are required. Vocada shareholders have filed a motion to vacate this ruling. At September 30, 2012, we have not recorded any obligation related to the Vocada earn-out provisions.

Financial Instruments

We use financial instruments to manage our foreign exchange risk. We follow Financial Accounting Standards Board Accounting Standards Codification 815 (“ASC 815”), Derivatives and Hedging, for our derivative instruments.

We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with foreign currency denominated assets and liabilities. We established this program so that gains and losses from remeasurement or settlement of these assets and liabilities are offset by gains or losses on the foreign currency forward contracts thus mitigating the risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts with terms of 90 days or less, and at September 30, 2012 we had outstanding contracts with a total notional value of $83.9 million.

From time to time we will enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to the third party, or from the third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as non-operating income (expense) with other income, net. During the year ended September 30, 2012 and 2011, we recorded $8.0 million and $13.2 million, respectively of gains associated with these contracts and received cash payments totaling $9.0 million and $9.4 million, respectively, upon to settlement of the agreements during the year.

Pension Plans

In connection with our acquisition of Dictaphone in March 2006, we assumed the defined benefit pension plans for former Dictaphone employees located in the United Kingdom and Canada. These two pension plans are closed to new participants and require periodic cash contributions. In fiscal 2012, total cash funding for the UK pension plan was $1.3 million. For the UK pension plan, we have a minimum funding requirement of £0.7 million (approximately $1.1 million based on the exchange rate at September 30, 2012) for fiscal 2013. We have announced a plan to terminate the Canadian pension plan and do not expect to make any significant additional contributions to settle the obligations of the plan.

In connection with our acquisition of SVOX A.G. in June 2011, we assumed an additional defined benefit pension plan for employees in Switzerland. At the end of September, 2012, the plan benefit obligations exceed the plan assets by approximately $1.4 million. The plan requires periodic cash contributions, including participant contributions from active employees. Company contributions in fiscal 2013 are expected to be $0.2 million.

Off-Balance Sheet Arrangements

Through September 30, 2012, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

Revenue Recognition.  We derive revenue from the following sources: (1) software license agreements, including royalty and other usage-based arrangements, (2) professional services, (3) hosting services and (4) post-contract customer support ("PCS"). Our hosting services are generally provided through on-demand, usage-based or per transaction fee arrangements. Our revenue recognition policies for these revenue streams are discussed below.

The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. We also have non-software arrangements including hosting services where the customer does not take possession of the software at the outset of the arrangement either because they have no contractual right to do so or because significant penalties preclude them from doing so. Generally we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable.

Revenue from royalties on sales of our software products by original equipment manufacturers (“OEMs”), where no services are included, is recognized in the quarter earned so long as we have been notified by the OEM that such royalties are due, and provided that all other revenue recognition criteria are met.

Software arrangements generally include PCS, which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to five years. Revenue from PCS is recognized ratably on a straight-line basis over the term that the maintenance service is provided. When PCS renews automatically, we provide a reserve based on historical experience for contracts expected to be canceled for non-payment. All known and estimated cancellations are recorded as a reduction to revenue and accounts receivable.

For our software and software-related multiple element arrangements, where customers purchase both software related products and software related services, we use vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. We have established VSOE of fair value for the majority of our PCS, professional services, and training.

When we provide professional services considered essential to the functionality of the software, we recognize revenue from the professional services as well as any related software licenses on a percentage-of-completion basis whereby the arrangement consideration is recognized as the services are performed, as measured by an observable input. In these circumstances, we separate license revenue from professional service revenue for income statement presentation by allocating VSOE of fair value of the professional services as professional services and hosting revenue and the residual portion as product and licensing revenue. We generally determine the percentage-of-completion by comparing the labor hours incurred to-date to the estimated total labor hours required to complete the project. We consider labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

We offer some of our products via a Software-as-a-Service ("SaaS") model also known as a hosted model. In this type of arrangement, we are compensated in two ways: (1) fees for up-front set-up of the service environment and (2) fees charged on a usage or per transaction basis. Our up-front set-up fees are nonrefundable. We recognize the up-front set-up fees ratably over the longer of the contract lives, or the expected lives of the customer relationships. The on-demand, usage-based or per transaction fees are due and payable as each individual transaction is processed through the hosted service and is recognized as revenue in the period the services are provided.

We enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including software licenses, PCS, professional services, and our hosting services. In such arrangements we allocate total arrangement consideration to software or software-related elements and any non-software element separately based on the selling price hierarchy group following the guidance in Accounting Standards Codification ("ASC") 985-605, Software Revenue Recognition and our policies. We determine the selling price for each deliverable using VSOE of selling price, if it exists, or Third Party Evidence (“TPE”) of selling price. Typically, we are unable to determine TPE of selling price. Therefore, when neither VSOE nor TPE of selling price exist for a deliverable, we use our Estimate of Selling Price (“ESP”) for the purposes of allocating the arrangement consideration. We determine ESP for a product or service by considering multiple factors including, but not limited to, major project groupings, market conditions, competitive landscape, price list and discounting practices. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

When products are sold through distributors or resellers, title and risk of loss generally passes upon shipment, at which time the transaction is invoiced and payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment, provided all other revenue recognition criteria are met. Certain distributors and resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. We cannot estimate historical returns from these distributors and resellers; and therefore, cannot use such estimates as the basis upon which to estimate future sales returns. As a result, we recognize revenue from sales to these distributors and resellers when the products are sold through to retailers and end-users.

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

While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted effective from the acquisition date. Subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.

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

Goodwill, Intangible and Other Long-Lived Assets and Impairment Assessments.  We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant finite-lived tangible and intangible assets are customer relationships, licensed technology, patents and core technology, completed technology, fixed assets and trade names. All finite-lived intangible assets are amortized over the estimated economic lives of the assets, generally using the straight-line method except where the pattern of the expected economic benefit is readily identifiable, primarily customer relationship intangibles, whereby amortization follows that pattern. The values of intangible assets determined in connection with a business combination, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of intangible and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Goodwill and indefinite-lived intangible assets are assessed for potential impairment at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

We test goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter, and between annual tests if indicators of potential impairment exist. The impairment test for goodwill and intangible assets with indefinite lives compares the fair value of identified reporting unit(s) to its (their) carrying amount to assess whether such assets are impaired. We have seven reporting units based on the level of information provided to, and review thereof, by our segment management.

We determine fair values for each of the reporting units using an income approach. When available and appropriate, we also use a comparative market approach to derive the fair values. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 12% to 21%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparable entities is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. Goodwill was initially allocated to our reporting units based on the relative fair value of the units at the date we implemented the current reporting unit structure. Goodwill subsequently acquired through acquisitions is allocated to the applicable reporting unit based upon the relative fair value of the acquired business. Certain corporate assets that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values.

Based on our assessments, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill. Significant adverse changes in our future revenues and/or cash flow results, or significant degradation in the enterprise values of comparable companies within our segments, could result in the determination that all or a portion of our goodwill is impaired. However, as of our fiscal 2012 annual impairment assessment date, our estimated fair values of our reporting units significantly exceeded their carrying values.

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

We make judgments regarding the realizability of our deferred tax assets. The balance sheet carrying value of our net deferred tax assets is based on whether we believe that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.

Through fiscal 2011, valuation allowances were established for certain deferred tax assets, which we believe did not meet the “more likely than not” criteria for recognition. At September 30, 2011, our valuation allowance was $274.8 million. Prior to year end 2012, the pattern of objectively measured negative evidence of recent financial reporting losses outweighed the positive evidence of our profitability. By the end of fiscal 2012, our U.S. operations had pre-tax income adjusted for permanent differences in items of income and expense for the most recent three-year period. We concluded that this record of cumulative profitability in recent years and our business plan showing continued profitability provided assurance that our future tax benefits more likely than not will be realized. Accordingly, by the end of fiscal 2012 , we made a determination that it is more likely than not that certain of our deferred taxes, primarily in the U.S., will be realized which resulted in a release of $70.5 million of our valuation allowance (See Note 20 of Notes to our Consolidated Financial Statements).

As of September 30, 2012, we have $89.4 million of valuation allowances remaining for certain foreign deferred tax assets. If we are subsequently able to utilize all or a portion of the deferred tax assets for which the remaining valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. As we do not have any indefinite lived intangible assets other than goodwill, we do not expect this update to have a significant impact on our financial statements.

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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2012 would not have a material impact on our revenue, operating results or cash flows in the coming year.

Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $83.9 million at September 30, 2012. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.

At September 30, 2012, we held approximately $1,129.8 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our cash and cash equivalents would increase approximately $10.1 million, based on the September 30, 2012 reported balances of our investment accounts.

At September 30, 2012, our total outstanding debt balance exposed to variable interest rates was $630.6 million. A hypothetical change in market rates would have a significant impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding variable rate debt would increase $6.4 million per annum.

Equity Price Risk

We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of September 30, 2012, we have security price guarantees outstanding for approximately 1.0 million shares of our common stock. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flows.

2027 and 2031 Debentures

The fair value of our 2031 and 2027 Debentures is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market value of the debentures will generally increase or decrease as the market price of our common stock changes. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. However, increases in the value of our common stock above the stated trigger price for each issuance for a specified period of time may provide the holders of the debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement.
Our debentures trade in the financial markets, and the fair value at September 30, 2012 was $800.1 million for the 2031 Debentures and $359.0 million for the 2027 Debentures, based on an average of the bid and ask prices for each of the issuances on that day. This compares to conversion values on September 30, 2012 of approximately $531.7 million and $319.6 million for the 2031 Debentures and the 2027 Debentures, respectively. A 10% increase in the stock price over the September 30, 2012 closing price of $24.89 would have an combined estimated $63.3 million increase to the fair value and a combined $85.1 million increase to the conversion value of the debentures. Given the current trading value of the debentures, the greatest value to the holders of the debentures would be to sell the debentures in the open market in order to maximize their return. Based on this, we believe that the holders may not have a significant economic incentive to convert prior to the first redemption date.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), and our report dated November 28, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuance Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2012 and our report dated November 28, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 28, 2012

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues:
Product and licensing	$740,726	$607,358	$473,460
Professional services and hosting	673,943	509,141	463,567
Maintenance and support	236,840	202,242	181,921
Total revenues	1,651,509	1,318,741	1,118,948
Cost of revenues:
Product and licensing	74,837	65,601	49,618
Professional services and hosting	424,733	341,055	280,725
Maintenance and support	45,325	38,057	31,269
Amortization of intangible assets	60,034	55,111	47,758
Total cost of revenues	604,929	499,824	409,370
Gross profit	1,046,580	818,917	709,578
Operating expenses:
Research and development	225,441	179,377	152,071
Sales and marketing	369,205	306,439	266,208
General and administrative	163,318	147,603	122,061
Amortization of intangible assets	95,416	88,219	87,819
Acquisition-related costs, net	58,746	21,866	30,611
Restructuring and other charges, net	8,268	22,862	17,891
Total operating expenses	920,394	766,366	676,661
Income from operations	126,186	52,551	32,917
Other income (expense):
Interest income	2,234	3,159	1,238
Interest expense	(85,286)	(36,703)	(40,993)
Other income, net	22,168	11,010	5,773
Income (loss) before income taxes	65,302	30,017	(1,065)
(Benefit) provision for income taxes	(141,833)	(8,221)	18,034
Net income (loss)	$207,135	$38,238	$(19,099)
Net income (loss) per share:
Basic	$0.67	$0.13	$(0.07)
Diluted	$0.65	$0.12	$(0.07)
Weighted average common shares outstanding:
Basic	306,371	302,277	287,412
Diluted	320,822	315,960	287,412

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Net income (loss)	$207,135	$38,238	$(19,099)
Other comprehensive income (loss):
Unrealized (losses) gains on cash flow hedge derivatives	(20)	(210)	4,208
Unrealized gains (losses) on marketable securities	12	(42)	30
Foreign currency translation adjustment	(7,776)	(8,746)	(2,807)
Unrealized (losses) gains on pensions	(1,648)	2,895	(493)
Total other comprehensive (loss) income, net	(9,432)	(6,103)	938
Comprehensive income (loss)	$197,703	$32,135	$(18,161)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,129,761	$447,224
Restricted cash (Note 9)	—	6,799
Marketable securities	—	31,244
Accounts receivable, less allowances for doubtful accounts of $6,933 and $5,707	381,417	280,856
Prepaid expenses and other current assets	102,564	88,804
Deferred tax asset	87,564	—
Total current assets	1,701,306	854,927
Land, building and equipment, net	116,134	78,218
Goodwill	2,955,477	2,347,880
Intangible assets, net	906,538	731,577
Other assets	119,585	82,691
Total assets	$5,799,040	$4,095,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$148,542	$6,905
Redeemable convertible debentures	231,552	—
Contingent and deferred acquisition payments	49,685	23,783
Accounts payable	113,196	82,703
Accrued expenses and other current liabilities	215,178	176,074
Deferred revenue	206,610	185,605
Total current liabilities	964,763	475,070
Long-term portion of debt	1,735,811	853,020
Deferred revenue, net of current portion	108,481	90,382
Deferred tax liability	160,614	72,229
Other liabilities	82,665	111,221
Total liabilities	3,052,334	1,601,922
Commitments and contingencies (Notes 3, 5, and 18)
Equity component of currently redeemable convertible debentures (Note 10)	18,430	—
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 315,821 and 312,456 shares issued and 312,070 and 308,705 shares outstanding	316	312
Additional paid-in capital	2,908,302	2,745,931
Treasury stock, at cost (3,751 and 3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive (loss) income	(7,030)	2,402
Accumulated deficit	(161,155)	(243,117)
Total stockholders’ equity	2,728,276	2,493,371
Total liabilities and stockholders’ equity	$5,799,040	$4,095,293
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
	(In thousands)
Balance at October 1, 2009	3,562	4,631	280,647	281	2,308,992	3,712	(16,214)	7,567	(262,256)	2,043,001
Issuance of common stock under employee stock plans			10,139	10	29,500					29,510
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(1,635)	(2)	(25,973)	(39)	(574)			(26,549)
Stock-based compensation					100,139					100,139
Excess tax benefit from share-based payment plans					1,060					1,060
Issuance of common stock in connection with warrant exercises			2,509	3	12,347					12,350
Issuance of common stock in connection with business and asset acquisitions			6,845	7	106,329					106,336
Issuance of common stock in connection with collaboration agreements			2,524	2	39,298					39,300
Payments for escrow, make-whole and earn-out settlements			594	1	10,209					10,210
Net loss									(19,099)	(19,099)
Other comprehensive income								938		938
Balance at September 30, 2010	3,562	4,631	301,623	302	2,581,901	3,673	(16,788)	8,505	(281,355)	2,297,196
Issuance of common stock under employee stock plans			11,052	11	36,656					36,667
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(1,996)	(2)	(36,705)	78	—			(36,707)
Stock-based compensation					112,469					112,469
Excess tax benefit from share-based payment plans					17,520					17,520
Issuance of common stock in connection with business and asset acquisitions			486	—	10,000					10,000
Issuance of common stock in connection with collaboration agreements			1,274	1	23,399					23,400
Payments for escrow, make-whole and earn-out settlements			17	—	691					691
Net income									38,238	38,238
Other comprehensive loss								(6,103)		(6,103)
Balance at September 30, 2011	3,562	4,631	312,456	312	2,745,931	3,751	(16,788)	2,402	(243,117)	2,493,371
Issuance of common stock under employee stock plans			9,891	10	27,737					27,747
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(2,158)	(2)	(52,000)					(52,002)
Stock-based compensation					161,165					161,165
Excess tax benefit from share-based payment plans					(3,583)					(3,583)
Repurchase of common stock			(8,514)	(8)	(74,816)				(125,173)	(199,997)
Equity portion of convertible debt issuance, net of tax effect					96,934					96,934
Issuance of common stock in connection with collaboration agreements			1,010	1	23,399					23,400
Payments for escrow, make-whole and earn-out settlements			60	—	1,968					1,968
Issuance of common stock in connection with warrant exercises			3,076	3	(3)					—
Reclassification to temporary equity					(18,430)					(18,430)
Net income									207,135	207,135
Other comprehensive loss								(9,432)		(9,432)
Balance at September 30, 2012	3,562	$4,631	315,821	$316	$2,908,302	3,751	$(16,788)	$(7,030)	$(161,155)	$2,728,276

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net income (loss)	$207,135	$38,238	$(19,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	187,183	170,933	157,156
Stock-based compensation	174,581	147,296	100,139
Non-cash interest expense	35,497	12,510	12,955
Non-cash restructuring expense	—	11,725	6,833
Deferred tax (benefit) provision	(151,547)	(43,890)	3,742
Gain on non-controlling strategic equity interest	(13,726)	—	—
Other	4,016	16,492	1,576
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(55,210)	(25,530)	(773)
Prepaid expenses and other assets	13,881	(11,793)	(3,840)
Accounts payable	22,645	(8,193)	4,710
Accrued expenses and other liabilities	8,939	(6,775)	(6,760)
Deferred revenue	39,605	56,398	39,643
Net cash provided by operating activities	472,999	357,411	296,282
Cash flows from investing activities
Capital expenditures	(62,910)	(34,907)	(25,974)
Payments for business and technology acquisitions, net of cash acquired	(884,945)	(409,005)	(219,029)
Purchases of marketable securities and other investments	(15,156)	(10,776)	(48,499)
Proceeds from sales and maturities of marketable securities and other investments	31,789	11,650	—
Change in restricted cash balances	6,747	17,184	(22,070)
Net cash used in investing activities	(924,475)	(425,854)	(315,572)
Cash flows from financing activities
Payments of long-term debt	(6,605)	(7,535)	(8,460)
Proceeds from long-term debt, net of issuance costs	1,364,925	(2,553)	—
Payments for repurchase of common stock	(199,997)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	12,350
Payments on other long-term liabilities	(8,525)	(10,643)	(9,870)
Proceeds from settlement of share-based derivatives, net	9,020	9,414	7,306
Excess tax benefits on employee equity awards	(3,583)	17,520	1,060
Proceeds from issuance of common stock from employee stock plans	27,747	36,667	29,510
Cash used to net share settle employee equity awards	(49,947)	(36,908)	(22,016)
Net cash provided by financing activities	1,133,035	5,962	9,880
Effects of exchange rate changes on cash and cash equivalents	978	(6,925)	(998)
Net increase (decrease) in cash and cash equivalents	682,537	(69,406)	(10,408)
Cash and cash equivalents at beginning of year	447,224	516,630	527,038
Cash and cash equivalents at end of year	$1,129,761	$447,224	$516,630

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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

We have built a portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies. Significant business acquisitions during fiscal 2012, 2011 and 2010 were as follows:

•	June 1, 2012 —Vlingo Corporation ("Vlingo")

•	April 26, 2012 —Transcend Services, Inc. ("Transcend")

•	June 16, 2011 — SVOX, A.G. ("SVOX")

•	June 15, 2011 — Equitrac Corporation ("Equitrac")

•	December 30, 2009 — SpinVox, Limited ("SpinVox")

The results of operations from the acquired businesses have been included in our consolidated financial statements from their respective acquisition dates. See Note 3 for additional disclosure related to each of these acquisitions.

We operate in four reportable segments; Healthcare, Mobile and Consumer, Enterprise, and Imaging. See Note 22 for a description of each of these segments.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

We reclassified certain items included within the balance sheet as of September 30, 2011 to conform with the current year presentation. The reclassification includes combining acquired unbilled accounts receivable with accounts receivable. Such reclassifications have no impact on earnings or cash flows provided by operations.

Revenue Recognition

We derive revenue from the following sources: (1) software license agreements, including royalty and other usage-based arrangements, (2) professional services, (3) hosting services and (4) post-contract customer support ("PCS"). Our hosting services are generally provided through on-demand, usage-based or per transaction fee arrangements. Our revenue recognition policies for these revenue streams are discussed below.

The sale and/or license of software products and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. We also have non-software arrangements including hosting services where the customer does not take possession of the software at the outset of the arrangement either because they have no contractual right to do so or because significant penalties preclude them from doing so. Generally we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable.

Revenue from royalties on sales of our software products by original equipment manufacturers (“OEMs”), where no services are included, is recognized in the quarter earned so long as we have been notified by the OEM that such royalties are due, and provided that all other revenue recognition criteria are met.

Software arrangements generally include PCS, which includes telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, typically for one to five years. Revenue from PCS is generally recognized ratably on a straight-line basis over the term that the maintenance service is provided. When PCS renews automatically, we provide a reserve based on historical experience for contracts expected to be canceled for non-payment. All known and estimated cancellations are recorded as a reduction to revenue and accounts receivable

For our software and software-related multiple element arrangements, where customers purchase both software related products and software related services, we use vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. VSOE of fair value is required, generally, in order to separate the accounting for various elements in a software and related services arrangement. We have established VSOE of fair value for the majority of our PCS, professional services, and training.

When we provide professional services considered essential to the functionality of the software, we recognize revenue from the professional services as well as any related software licenses on a percentage-of-completion basis whereby the arrangement consideration is recognized as the services are performed, as measured by an observable input. In these circumstances, we separate license revenue from professional service revenue for income statement presentation by allocating VSOE of fair value of the professional services as professional services and hosting revenue and the residual portion as product and licensing revenue. We generally determine the percentage-of-completion by comparing the labor hours incurred to-date to the estimated total labor hours required to complete the project. We consider labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results.

We offer some of our products via a Software-as-a-Service ("SaaS") model also known as a hosted model. In this type of arrangement, we are compensated in two ways: (1) fees for up-front set-up of the service environment and (2) fees charged on a usage or per transaction basis. Our up-front set-up fees are nonrefundable. We recognize the up-front set-up fees ratably over the longer of the contract lives, or the expected lives of the customer relationships. The on-demand, usage-based or per transaction fees are due and payable as each individual transaction is processed through the hosted service and is recognized as revenue in the period the services are provided.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including software licenses, PCS, professional services, and our hosting services. In such arrangements we allocate total arrangement consideration to software or software-related elements and any non-software element separately based on the selling price hierarchy group following the guidance in ASC 985-605 and our policies. We determine the selling price for each deliverable using VSOE of selling price, if it exists, or Third Party Evidence (“TPE”) of selling price. Typically, we are unable to determine TPE of selling price. Therefore, when neither VSOE nor TPE of selling price exist for a deliverable, we use our Estimate of Selling Price (“ESP”) for the purposes of allocating the arrangement consideration. We determine ESP for a product or service by considering multiple factors including, but not limited to, major project groupings, market conditions, competitive landscape, price list and discounting practices. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

When products are sold through distributors or resellers, title and risk of loss generally passes upon shipment, at which time the transaction is invoiced and payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment, provided all other revenue recognition criteria are met. Certain distributors and resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. We cannot use historical returns from these distributors and resellers as a basis upon which to estimate future sales returns. As a result, we recognize revenue from sales to these distributors and resellers when the products are sold through to retailers and end-users.

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

Deferred revenue at September 30, 2012 and 2011 were as follows (dollars in thousands):

	September 30, 2012	September 30, 2011
Current Liabilities:
Deferred maintenance revenue	$114,036	$101,480
Unearned revenue	92,574	84,125
Total current deferred revenue	$206,610	$185,605
Long-term Liabilities:
Deferred maintenance revenue	$43,763	$22,712
Unearned revenue	64,718	67,670
Total long-term deferred revenue	$108,481	$90,382

Business Combinations

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets;

•	estimated fair market values of legal performance commitments to customers, assumed from the acquiree under existing contractual obligations (classified as deferred revenue);

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	estimated fair market values of stock awards assumed from the acquiree that are included in the purchase price;

•	estimated fair market value of required payments under contingent consideration provisions;

•	estimated income tax assets and liabilities assumed from the acquiree; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted effective from the acquisition date. Subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Our annual impairment assessment date is July 1 of each fiscal year. Goodwill is evaluated for impairment based on a comparison of the fair value of our reporting units to their recorded carrying values. We have seven reporting units based on the level of information provided to, and review thereof, by our segment management.

We determine fair values for each of the reporting units using an income approach. When available and appropriate, we also use a comparative market approach to derive the fair values. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 12% to 21%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. Certain corporate assets that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. We assess the recoverability of the asset or asset group based on the undiscounted future cash flows the assets are expected to generate, and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the assets plus net proceeds expected from disposition of the assets, if any, are less than the carrying value of the assets. If an asset or asset group is deemed to be impaired, the amount of the impairment loss, if any, represents the excess of the asset or asset group’s carrying value compared to its estimated fair value.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash on hand, including money market funds and time deposits with original maturities of 90 days or less.

Marketable Securities and Minority Investments

Marketable Securities:  Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Marketable securities consist primarily of high-quality corporate debt instruments. As of September 30, 2011, the total cost basis was $31.3 million.

Minority Investment:  We record investments in other companies, where we do not have a controlling interest or significant influence in the equity investment, at cost within other assets in our consolidated balance sheet. We review our investments for impairment whenever declines in estimated fair value are deemed to be other-than-temporary.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended September 30, 2012, 2011 and 2010, the activity related to accounts receivable allowances was as follows (dollars in thousands):

	Allowance for Doubtful Accounts	Allowance for Sales Returns
Balance at October 1, 2009	$6,833	$6,106
Bad debt provision	873	—
Write-offs, net of recoveries	(1,405)	—
Revenue adjustments, net	—	723
Balance at September 30, 2010	$6,301	$6,829
Bad debt provisions	1,332	—
Write-offs, net of recoveries	(1,926)	—
Revenue adjustments, net	—	(596)
Balance at September 30, 2011	$5,707	$6,233
Bad debt provisions	2,706	—
Write-offs, net of recoveries	(1,480)	—
Revenue adjustments, net	—	3,635
Balance at September 30, 2012	$6,933	$9,868

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

Inventories, net of allowances, consisted of the following (dollars in thousands):

	September 30, 2012	September 30, 2011
Components and parts	$7,562	$6,279
Inventory at customers	—	275
Finished products	3,813	4,797
	$11,375	$11,351

Accounting for Collaboration Agreements

Healthcare Collaboration Agreement

In June 2011, we entered into an agreement with a large healthcare provider to acquire certain data for $10.0 million, to be used in a joint development project. In addition, under the terms of the arrangement we will be reimbursed for certain research and development costs related to specified product development projects with the objective of commercializing the resulting products. All intellectual property derived from these research and development efforts will be owned by us. Upon product introduction, we will pay royalties to this party based on the actual sales. At the end of five years, the party can elect to continue with the arrangement, receiving royalties on future sales, or receive a buy-out payment from us and forgo future royalties. The buy-out payment is calculated based on a number of factors including the net cash flows received and paid by the parties, as well as a minimum return on those net cash flows.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above development arrangement will be accounted for in accordance with ASC 730, Research and Development. Accordingly, any buy-out obligation will be recorded as a liability and any reimbursement of the research and development costs in excess of the buy-out obligation will be recorded as an offset to research and development costs. Royalties paid to this party upon commercialization of any products from these development efforts will be recorded as a reduction to revenue in accordance with ASC 605. For fiscal year ended September 30, 2012 and September 30, 2011, $5.8 million and $5.9 million respectively of expense reimbursement has been recorded as a reduction in research and development expense.

Intellectual Property Collaboration Agreements

In order to gain access to a third party’s extensive speech recognition technology, natural language and semantic process technology, in fiscal 2010 and 2011 we entered into three intellectual property collaboration agreements with terms up to six years. Generally, the agreements call for annual payments in cash or shares of our common stock, at our election. Payments are estimated to be $23.4 million and $5.0 million in each of the next two years. Depending on the agreement, some or all intellectual property derived from these collaborations will be jointly owned by the two parties. For the majority of the developed intellectual property, we will have sole rights to commercialize such intellectual property for periods ranging between two to six years, depending on the agreement. We issued 1.0 million and 1.3 million shares of our common stock for payments totaling $23.4 million in each of the fiscal years ending in 2012 and 2011, respectively.

The payments are recorded as a prepaid asset when made, and will be expensed ratably over the contractual period. For the years ended September 30, 2012 and 2011, we have recognized $21.0 million and $19.8 million as research and development expense, respectively, related to these agreements in our consolidated statements of operations.

Research and Development Costs

Research and development costs related to software that is or will be sold or licensed externally to third-parties, or for which a substantive plan exists to sell or license such software in the future, incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. We have determined that technological feasibility is reached shortly before the general release of our software products. Costs incurred after technological feasibility is established have not been material. We expense research and development costs as incurred.

Capitalized Patent Defense Costs

We monitor the anticipated outcome of legal actions, and if we determine that the success of the defense of a patent is probable, and so long as we believe that the future economic benefit of the patent will be increased, we capitalize external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, we write-off any capitalized costs in the period the change is determined. Upon successful defense of the patent, the amounts previously capitalized are amortized over the remaining life of the patent. During fiscal 2010, we expensed $6.8 million of deferred costs included in restructuring and other charges, net, as a result of unsuccessful litigation. As of September 30, 2012 and 2011, there are no capitalized patent defense costs.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-Related Costs, net

Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third-parties; (ii) professional service fees, including third-party costs related to the acquisitions, and legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. The following is a summary of acquisition-related costs reported for the years ended September 30, 2012, 2011 and 2010, respectively (dollars in thousands):

	2012	2011	2010
Professional service fees	$48,401	$18,030	$17,156
Transition and integration costs	9,888	3,361	13,562
Acquisition-related adjustments	457	475	(107)
Total	$58,746	$21,866	$30,611

Advertising Costs

Advertising costs are expensed as incurred and are classified as sales and marketing expenses. Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. We incurred advertising costs of $40.5 million, $30.6 million and $21.1 million for fiscal 2012, 2011 and 2010, respectively.

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

We make judgments regarding the realizability of our deferred tax assets. The balance sheet carrying value of our net deferred tax assets is based on whether we believe that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.

Valuation allowances have been established for certain foreign deferred tax assets, which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

Comprehensive Income (Loss)

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income: Presentation of Comprehensive Income. This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted this ASU during the year ended September 30, 2012 and elected to present separate consolidated statements of comprehensive income (loss). In December 2011, the FASB issued ASC 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The adoption of this standard, will not have a significant impact on our financial statements.

For the purposes of comprehensive income (loss) disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest undistributed earnings in our foreign subsidiaries permanently.

The components of accumulated other comprehensive (loss) income, reflected in the consolidated statements of stockholders’ equity, consisted of the following (dollars in thousands):

	2012	2011	2010
Foreign currency translation adjustment	$(3,456)	$4,320	$13,067
Unrealized (losses) gains on marketable securities	—	(12)	30
Net unrealized gains on cash flow hedge derivatives	—	20	230
Net unrealized losses on post-retirement benefits	(3,574)	(1,926)	(4,822)
Total	$(7,030)	$2,402	$8,505

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk principally consist of cash, cash equivalents, and trade accounts receivable. We place our cash and cash equivalents with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. At September 30, 2012 and 2011, no customer accounted for greater than 10% of our net accounts receivable balance or 10% of our revenue for fiscal 2012, 2011 or 2010.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

We have significant foreign operations and transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other income (expense), net, in the accompanying consolidated statements of operations. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency transaction gains (losses) included in net income (loss) for fiscal 2012, 2011, and 2010 were $0.6 million, $(1.1) million, and $3.5 million, respectively.

Financial Instruments and Hedging Activities

We utilize derivative instruments to hedge specific financial risks such as interest rate and foreign exchange risk. We do not engage in speculative hedging activity. In order for us to account for a derivative instrument as a hedge, specific criteria must be met, including: (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized in other income (expense), net, in the consolidated statements of operations. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the statement of operations, in the appropriate revenue or expense caption. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. We report cash flows arising from derivative financial instruments designated as fair value or cash flow hedges consistent with the classification of the cash flows from the underlying hedged items that these derivatives are hedging. Cash flows from derivatives that do not qualify as hedges are generally reported in cash flows from investing activities. Cash payments or cash receipts on security price guarantees related to changes in the price of our own stock as discussed in Note 11, are reported as cash flows from financing activities.

Accounting for Stock-Based Compensation

We account for stock-based compensation to employees and directors, including grants of employee stock options, purchases under employee stock purchase plans, awards in the form of restricted shares (“Restricted Stock”) and awards in the form of units of stock purchase rights (“Restricted Units”) through recognition of the fair value of the stock-based compensation as a charge against earnings. We recognize stock-based compensation expense over the requisite service period, net of estimated forfeitures. We recognize benefits from stock-based compensation in equity using the with-and-without approach for the utilization of tax attributes. The Restricted Stock and Restricted Units are collectively referred to as “Restricted Awards.”

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation for basic and diluted net income (loss) per share for the years ended September 30, 2012, 2011 and 2010 (dollars in thousands, except per share amounts):

	2012	2011	2010
Numerator:
Basic
Net income (loss)	$207,135	$38,238	$(19,099)
Allocation of undistributed earnings to preferred stockholders	(2,381)	(445)	—
Net income (loss) available to common stockholders — basic	$204,754	$37,793	$(19,099)
Diluted
Net income (loss) available to common stockholders — diluted	$207,135	$38,238	$(19,099)
Denominator:
Basic
Weighted average common shares outstanding	306,371	302,277	287,412
Diluted
Weighted average common shares outstanding — basic	306,371	302,277	287,412
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	3,562	3,562	—
Employee stock compensation plans	6,074	8,457	—
Warrants	2,094	1,499	—
Convertible Debt	2,558	—	—
Other contingently issuable shares	163	165	—
Weighted average common shares outstanding — diluted	320,822	315,960	287,412
Net income (loss) per share:
Basic	$0.67	$0.13	$(0.07)
Diluted	$0.65	$0.12	$(0.07)

Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 3.2 million shares, 3.2 million shares and 20.7 million shares for the years ended September 30, 2012, 2011 and 2010, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. As we do not have any indefinite lived intangible assets other than goodwill, we do not expect this update to have a significant impact on our financial statements.

3.	Business Acquisitions

2012 Acquisitions

Fiscal 2012 Acquisitions

On June 1, 2012, we acquired all of the outstanding capital stock of Vlingo for net cash consideration of $196.3 million,

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which excludes the amounts we received as a security holder of Vlingo, as described below. At the closing of the merger, $15.0 million of the merger consideration was deposited into an escrow account that will be held for twelve months after the closing date to satisfy any indemnification claims. Vlingo provides technology that turns spoken words into action by combining speech recognition and natural language processing technology to understand the user's intent and take the appropriate action. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations for Vlingo are included in our Mobile and Consumer Segment from the acquisition date.

On April 26, 2012, we acquired all of the outstanding capital stock of Transcend, a provider of medical transcription and editing services. The aggregate consideration payable to the former stockholders of Transcend was $332.3 million. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations for Transcend are included in our Healthcare segment from the acquisition date.

A summary of the preliminary allocation of the purchase consideration for Vlingo, Transcend and our other fiscal 2012 acquisitions is as follows (dollars in thousands):

	Vlingo	Transcend	Other
Total purchase consideration:
Cash	$196,304	$332,253	$339,194
Fair value of contingent consideration	—	—	16,444
Fair value of prior investment (a)	28,696	—	—
Total purchase consideration	$225,000	$332,253	$355,638
Allocation of the purchase consideration:
Cash	$—	$6,255	$10,194
Accounts receivable(b)	5,904	16,697	28,965
Goodwill (c)	192,758	218,089	205,046
Identifiable intangible assets(d)	29,382	142,160	156,200
Other assets	2,936	18,240	9,442
Total assets acquired	230,980	401,441	409,847
Current liabilities	(5,980)	(18,285)	(7,742)
Deferred tax liability	—	(48,635)	(45,142)
Other long term liabilities	—	(2,268)	(1,325)
Total liabilities assumed	(5,980)	(69,188)	(54,209)
Net assets acquired	$225,000	$332,253	$355,638

(a)
In October 2009, we acquired $15.0 million of convertible preferred securities of Vlingo. We have recognized a gain of $13.7 million included in other income, net, reflecting the fair value adjustment as a result of the conversion of our original investment in the non-controlling interest upon the closing of the Vlingo acquisition.

(b)
Accounts receivable have been recorded at their estimated fair values, which consists of the gross accounts receivable assumed of $53.6 million, reduced by a fair value reserve of $2.0 million representing the portion of contractually owed accounts receivable which we do not expect to be collected.

(c)
At the time of the Vlingo acquisition, we ascribed significant value to future new customer relationships, future technologies that could be developed, as well as synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill.

(d)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Vlingo		Transcend		Other
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Core and completed technology	$5,362	5.4	$5,410	5.0	$45,600	7.9
Customer relationships	23,200	14.0	130,260	13.0	101,400	11.5
Trade name	30	3.0	4,480	4.0	9,000	8.2
Non-Compete agreements	790	3.0	2,010	3.0	200	3.0
Total	$29,382		$142,160		$156,200

Other Fiscal 2012 Acquisitions

During fiscal 2012, we acquired three additional businesses including the acquisition of Quantim for total cash consideration of $230.2 million, which is included in our Healthcare segment. The results of operations of these acquisitions have been included in our consolidated results from their respective acquisition dates. The goodwill resulting from these transactions is not expected to be deductible for tax purposes.

2011 Acquisitions

Fiscal 2011 Acquisitions

On June 16, 2011, we acquired all of the outstanding capital stock of SVOX, a Swiss based seller of speech recognition, dialog, and text-to-speech software products for the automotive, mobile and consumer electronics industries in our Mobile and Consumer segment. Total purchase consideration was €87.0 million which consists of cash consideration of €57.0 million ($80.9 million based on the exchange rate as of the date of acquisition) and aggregate deferred acquisition payments of €30.0 million ($41.5 million based on the exchange rate as of the date of acquisition). The deferred acquisition payment is payable in cash or shares of our common stock, at our option; €8.3 million of the deferred acquisition payment was paid in cash in June 2012 and the remaining €21.7 million is due on December 31, 2012. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of SVOX have been included in our results of operations from the acquisition date.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the final allocation of the purchase consideration for Equitrac and SVOX is as follows (dollars in thousands):

	Equitrac	SVOX
Total purchase consideration:
Cash	$161,950	$80,919
Deferred acquisition payment	—	41,456
Total purchase consideration	$161,950	$122,375
Allocation of the purchase consideration:
Cash	$115	$—
Accounts receivable(a)	9,931	3,663
Inventory	2,462	—
Goodwill	90,077	86,767
Identifiable intangible assets(b)	91,900	42,165
Other assets	12,144	2,728
Total assets acquired	206,629	135,323
Current liabilities	(6,368)	(9,663)
Deferred tax liability	(38,311)	(3,285)
Total liabilities assumed	(44,679)	(12,948)
Net assets acquired	$161,950	$122,375
_______________________________________

(a)
Accounts receivable have been recorded at their estimated fair values, which consists of the gross accounts receivable assumed of $15.4 million, reduced by a fair value reserve of $1.8 million representing the portion of contractually owed accounts receivable which we do not expect to be collected.

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

Other Fiscal 2011 Acquisitions

During fiscal 2011, we acquired three additional businesses, primarily to expand our product offerings and enhance our technology base. The results of operations of these acquisitions have been included in our consolidated results from their respective acquisition dates. The total consideration for these acquisitions was $157.1 million, paid in cash. In allocating the total purchase consideration for these acquisitions based on estimated fair values, we recorded $94.4 million of goodwill and $57.8 million of identifiable intangible assets. Intangible assets acquired included primarily customer relationships and core and completed technology with weighted average useful lives of 12.4 years. The goodwill resulting from these transactions is not expected to be deductible for tax purposes.

2010 Acquisitions

Acquisition of SpinVox

On December 30, 2009, we acquired all of the outstanding capital stock of SpinVox, a UK-based privately-held company

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
_______________________________________

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

(c)	Current liabilities include a commitment of €25.0 million ($36.0 million based on the December 31, 2009 exchange rate) fixed obligation, payable in cash.

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on final valuation (dollars in thousands):

	Amount	Weighted Average Life (Years)
Customer relationships	$23,400	12.0
Core and completed technology	8,400	4.7
Non-compete agreements	600	2.0
Total	$32,400

Other Fiscal 2010 Acquisitions

During fiscal 2010, we acquired an additional seven businesses primarily to expand our product offerings and enhance our technology base. The results of operations of these companies have been included in our consolidated results from their respective acquisition dates. The total consideration for these acquisitions was $86.3 million, including the issuance of 1.2 million shares of

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our common stock valued at $21.8 million. In allocating the total purchase consideration for these acquisitions , we recorded $43.6 million of goodwill and $34.5 million of identifiable intangible assets. Intangible assets acquired included primarily core and completed technology and customer relationships with weighted average useful lives of 6.5 years. The acquisitions were primarily stock acquisitions and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.

4.	Pro Forma Results (Unaudited)

The following table shows unaudited pro forma results of operations as if we had acquired Equitrac, SVOX,Transcend and Vlingo on October 1, 2010 (dollars in thousands):

	2012	2011
Revenue	$1,733,061	$1,503,840
Net income (loss)	$205,030	$(28,167)
Net income (loss) per share (diluted)	$0.64	$(0.09)

We have not included subsequent acquisitions as discussed in Note 21 in the proforma results of operations as the amounts are immaterial. We have not furnished pro forma financial information relating to our other fiscal 2012 and 2011 acquisitions because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

5.	Contingent Acquisition Payments

Earn-out Payments

For business combinations occurring subsequent to the adoption of ASC 805 in fiscal 2010, the fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings in each reporting period. Contingent consideration related to acquisitions prior to our adoption of ASC 805 have been recorded as additional purchase price when the contingency is resolved and additional consideration is attributable.

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

In connection with an immaterial acquisition during fiscal 2010, we agreed to make contingent earn-out payments of up to $2.5 million, payable in stock, upon the achievement of certain financial targets for calendar year 2010 and 2011. At the acquisition date, we recorded $1.0 million as the fair value of the contingent consideration. For the years ended September 30, 2012 and 2011, we have recorded expense of $0.7 million and $1.1 million as fair value adjustments included in acquisition-related costs, net in our consolidated statement of operations. In June, 2012, we paid $2.1 million in cash and stock to the former shareholders related to the final earn-out. In September 2011, we paid $0.5 million in cash and stock to the former shareholders related to the calendar year 2010 earn-out.

In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. On October 4, 2012, the arbitration panel issued its conclusion indicating that no additional payments to the former shareholders under the Vocada agreement are required. Vocada shareholders have filed a motion to vacate this ruling. At September 30, 2012, we have not recorded any obligation relative to these earn-out provisions.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2011, the last amounts remaining in escrow accounted for under previous accounting guidance expired. Payments totaling $5.2 million were released to former shareholders of X-Solutions Group B.V. and eCopy, Inc. and were recorded as an increase to goodwill during the period.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for our reportable segments for fiscal years 2012 and 2011 were as follows (dollars in thousands):

	Healthcare	Mobile and Consumer	Enterprise	Imaging	Total
Balance as of September 30, 2010	$637,109	$910,890	$465,920	$64,024	$2,077,943
Goodwill acquired	35,128	109,747	39,792	87,439	272,106
Escrow amounts released	—	—	—	5,150	5,150
Purchase accounting adjustments	460	(1,646)	402	—	(784)
Effect of foreign currency translation	(48)	(576)	(5,874)	(37)	(6,535)
Balance as of September 30, 2011	$672,649	$1,018,415	$500,240	$156,576	$2,347,880
Goodwill acquired	354,795	252,192	—	8,906	615,893
Purchase accounting adjustments	—	(2,265)	(1,042)	2,638	(669)
Effect of foreign currency translation	(2,776)	(2,476)	(2,365)	(10)	(7,627)
Balance as of September 30, 2012	$1,024,668	$1,265,866	$496,833	$168,110	$2,955,477

Intangible assets consist of the following as of September 30, 2012 and 2011, which includes $108.8 million and $130.3 million of licensed technology, respectively (dollars in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$957,043	$(364,161)	$592,882	9.7
Technology and patents	461,356	(198,689)	262,667	5.8
Trade names, trademarks, and other	60,080	(12,239)	47,841	9.1
Non-competition agreements	5,144	(1,996)	3,148	2.4
Total	$1,483,623	$(577,085)	$906,538	8.5

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$727,284	$(302,979)	$424,305	8.7
Technology and patents	428,597	(167,838)	260,759	5.9
Trade names, trademarks, and other	68,560	(23,337)	45,223	9.6
Non-competition agreements	2,769	(1,479)	1,290	2.2
Total	$1,227,210	$(495,633)	$731,577	7.7

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

Amortization expense for acquired technology and patents is included in the cost of revenue from amortization of intangible assets in the accompanying statements of operations and amounted to $60.0 million, $55.1 million and $47.8 million in fiscal 2012, 2011 and 2010, respectively. Amortization expense for customer relationships, trade names, trademarks, and other, and non-competition agreements is included in operating expenses and amounted to $95.4 million, $88.2 million and $87.8 million in fiscal 2012, 2011 and 2010, respectively. Estimated amortization expense for each of the five succeeding years as of September 30, 2012, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenue	Other Operating Expenses	Total
2013	$57,578	$93,021	$150,599
2014	48,437	86,705	135,142
2015	44,621	79,724	124,345
2016	38,374	70,492	108,866
2017	29,615	58,547	88,162
Thereafter	44,042	255,382	299,424
Total	$262,667	$643,871	$906,538

7.	Accounts Receivable

Accounts receivable consisted of the following (dollars in thousands):

	September 30, 2012	September 30, 2011
Trade accounts receivable	$369,585	$280,620
Unbilled accounts receivable under long-term contracts	28,633	12,176
Gross accounts receivable	398,218	292,796
Less — allowance for doubtful accounts	(6,933)	(5,707)
Less — allowance for sales returns	(9,868)	(6,233)
Accounts receivable, net	$381,417	$280,856

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Land, Building and Equipment, Net

Land, building and equipment, net consisted of the following (dollars in thousands):

	Useful Life	September 30, 2012	September 30, 2011
	(In years)
Land	—	$2,400	$2,400
Building	30	5,456	5,432
Machinery and equipment	3-5	37,706	13,048
Computers, software and equipment	3-5	173,022	136,204
Leasehold improvements	2-7	21,963	19,315
Furniture and fixtures	5	12,995	12,540
Construction in progress	n/a	1,649	2,695
Subtotal		255,191	191,634
Less: accumulated depreciation		(139,057)	(113,416)
Land, building and equipment, net		$116,134	$78,218

Depreciation expense for fiscal 2012, 2011 and 2010 was $31.7 million, $27.6 million and $21.6 million, respectively.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30, 2012	September 30, 2011
Compensation	$125,180	$97,929
Acquisition costs and liabilities	17,258	8,414
Accrued interest payable	13,859	977
Professional fees	12,799	11,975
Cost of revenue related liabilities	12,050	8,698
Sales and marketing incentives (a)	10,795	16,253
Sales and other taxes payable	8,364	9,876
Income taxes payable	4,528	4,240
Accrued business combination cost	1,735	8,275
Other	8,610	9,437
Total	$215,178	$176,074
_______________________________________

(a)
Included in accrued sales and marketing incentives as of September 30, 2011, is a €5.0 million ($6.8 million equivalent) fixed obligation assumed in connection with our acquisition of SpinVox in 2009. At September 30, 2011, we had €5.0 million of restricted cash that has been placed in an irrevocable standby letter of credit related to the liability. The restricted cash was released upon the settlement of the liability during the three months ended December 31, 2011.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Credit Facilities and Debt

At September 30, 2012 and 2011, we had the following borrowing obligations (dollars in thousands):

	September 30, 2012	September 30, 2011
5.375% Senior Notes due 2020	$700,000	$—
2.75% Convertible Debentures due 2031, net of unamortized discount of $136.4 million	553,587	—
2.75% Convertible Debentures due 2027, net of unamortized discount of $18.4 million and $27.4 million, respectively	231,552	222,557
Credit Facility	630,596	636,941
Other	170	427
Total long-term debt	2,115,905	859,925
Less: current portion	380,094	6,905
Non-current portion of long-term debt	$1,735,811	$853,020

The estimated fair value of our long-term debt approximated $2,522.2 million (face value $2,270.7 million) and $937.8 million (face value $887.4 million) at September 30, 2012 and 2011, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The term loan portion of our Credit Facility is traded and the fair values are based upon traded prices as of the reporting dates. The fair values of the 2.75% Convertible Debentures due 2027 and the 2.75% Convertible Debentures due 2031 at each respective reporting date were estimated using the averages of the September 30, 2012 and September 30, 2011, bid and ask trading quotes. We had no outstanding balance on the revolving credit line portion of our Credit Facility at September 30, 2012 and September 30, 2011.
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700 million aggregate principal amount of 5.375% Senior Notes (the "Notes") in a private placement due on August 15, 2020. The net proceeds from the Notes were approximately $689.1 million, net of issuance costs. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears, beginning on February 15, 2013. The ending unamortized deferred debt issuance costs at September 30, 2012 were $12.1 million.
The Notes are the unsecured senior obligations of the Company and are guaranteed (the “Guarantees”) on an unsecured senior basis by substantially all of the Company's direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of the Company's and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of the Company's and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of the Company and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of the Company's subsidiaries that have not guaranteed the Notes.
At any time before August 15, 2016, we may redeem all or a portion of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest to, but excluding, the redemption date. At any time on or after August 15, 2016, we may redeem all or a portion of the Notes at certain redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time before August 15, 2015, we may redeem up to 35% of the aggregate outstanding principal amount of the Notes with the net cash proceeds received by the Company from certain equity offerings at a price equal to 105.375%, plus accrued and unpaid interest to, but excluding, the redemption date, provided that the redemption occurs no later than the 120 days after the closing of the related equity offering, and at least 50% of the original aggregate principal amount of the Notes remains outstanding immediately thereafter.
Upon the occurrence of certain asset sales or a change in control, we must offer to repurchase the Notes at a price equal to 100%, in the case of an asset sale, or 101%, in the case of a change of control, of the principal amount plus accrued and unpaid interest to, but excluding, the repurchase date.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.75% Convertible Debentures due 2031
On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement. Total proceeds, net of debt issuance costs, were $676.1 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears, beginning on May 1, 2012. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026.
ASC 470-20, Debt with Conversion and Other Options, requires us to allocate the proceeds to the liability component based on the fair value determined at the issuance date with the remainder allocated to the conversion right and recorded in stockholders' equity. We initially allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through November 2017. As of September 30, 2012, the ending unamortized discount was $136.4 million and the ending unamortized deferred debt issuance costs were $9.1 million. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after December 31, 2011 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2031 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $690 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2012, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

2.75% Convertible Debentures due 2027

On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement to Citigroup Global Markets Inc. and Goldman, Sachs & Co. Total proceeds, net of debt discount and deferred debt issuance costs were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. In accordance with ASC 470-20, Debt with Conversion and Other Options, the difference of $54.7 million between the fair value of the liability component of the 2027 Debentures and the net proceeds on the date of issuance have been recorded as additional paid-in-capital and as debt discount. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through August 2014. As of September 30, 2012 and 2011, the ending unamortized discount was $18.4 million and $27.4 million, respectively. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries. If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after September 30, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $250 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date.
Our stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended September 30, 2012. Accordingly, the 2027 Debentures will be convertible at the holders' option during the quarter ended December 31, 2012 and therefore were classified as current liabilities at September 30, 2012.
The difference between the carrying value of the 2027 Debentures and the $250.0 million principal amount reflects the unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized over the expected term of the convertible debt. Because the 2027 Debentures were convertible at September 30, 2012, an amount equal to the $18.4 million unamortized portion of the original issue discount was separately classified in our consolidated balance sheets as temporary equity and referred to as “Equity component of currently redeemable convertible debentures.”

Credit Facility

Our credit facility consists of a $75 million revolving credit line including letters of credit, a $355 million term loan entered into on March 31, 2006, a $90 million term loan entered into on April 5, 2007 and a $225 million term loan entered into on August 24, 2007 (the “Credit Facility”). In July 2011, we entered into agreements to amend and restate our existing Credit Facility. Of the approximately $638.5 million remaining term loan balances as of July 1, 2011, lenders representing $493.2 million elected to extend the maturity date by three years to March 31, 2016. The remaining term loans are due March 2013. In addition, lenders participating in the revolving credit facility have chosen to extend the maturity date by three years to March 31, 2015. As of September 30, 2012, $630.6 million remained outstanding under the term loans, there were $17.9 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.

The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2012, we were in compliance with the covenants under the Credit Facility.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	The margin is determined based on our leverage ratio and credit rating at the date the interest rates are reset on the revolving credit line.

At September 30, 2012 the applicable margins were 2.00%, with an effective rate of 2.24%, on the remaining balance of $143.5 million maturing in March 2013 and 3.00%, with an effective rate of 3.24%, on the remaining balance of $487.1 million maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2012, the commitment fee rate was 0.375%.

We capitalized debt issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method, through March 2013 for costs associated with the unextended portion of the term loan, through March 2015 for costs associated with the revolving credit facility and through March 2016 for the remainder of the balance. As of September 30, 2012 and 2011, the ending unamortized deferred financing fees were $4.1 million and $5.8 million, respectively, and are included in other assets in the accompanying consolidated balance sheet.

The Credit Facility amendment extended the payment terms on a portion of the loan. Principal is due in quarterly installments of 0.25% of the then outstanding balance through the original maturity date of March 2013 for $145.3 million, representing the portion of the loan that was not extended. Principal payments on the extended loan of $493.2 million are due in quarterly installments of 0.25% of the then outstanding balance through March 2016, at which point the remaining balance becomes due. In addition, an annual excess cash flow sweep, as defined in the Credit Facility, is payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flows in any period and no additional payments are required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount
2013	$148,385
2014	4,804
2015	4,756
2016	472,651
Total	$630,596

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

11.	Financial Instruments and Hedging Activities

Derivatives not Designated as Hedges

Forward Currency Contracts

We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. During fiscal 2011, we commenced a program that primarily utilizes foreign currency forward contracts to offset these risks associated with the effect of certain foreign currency exposures. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts for less than 90 days, and at September 30, 2012 and 2011, we had outstanding contracts with a total notional value of $83.9 million and $75.7 million, respectively.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income, net in our consolidated statement of operations. During the years ended September 30, 2012 and 2011, we recorded losses of $2.3 million and $2.3 million, respectively, associated with these contracts.

During fiscal 2010, we entered into an €18.0 million foreign currency contract to offset the foreign currency exposure on a fixed obligation assumed in connection with our acquisition of SpinVox in December 2009. The contract matured in December 2010 and the realized gain was recorded in other income, net and was offset by the corresponding realized loss on the settlement of the obligation.

During the three months ended December 31, 2008, we entered into foreign currency forward contracts to offset foreign currency exposure on the deferred acquisition payment of €44.3 million. The foreign currency contracts matured and were settled on October 22, 2009. The gain for the period from September 30, 2009 to settlement on October 22, 2009 was $1.6 million, which was offset in other income, net by the loss resulting from the corresponding change in the associated deferred acquisition payment liability.

Security Price Guarantees

From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other income, net. During the years ended September 30, 2012 and 2011, we recorded $8.0 million and $13.2 million, respectively of gains associated with these contracts and received net cash payments totaling $9.0 million and $9.4 million, respectively, upon the settlement of agreements during the year.

The following is a summary of the outstanding shares subject to security price guarantees at September 30, 2012 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
April 2, 2012	97,733	October 2, 2012	$2,500
June 1, 2012	116,822	December 1, 2012	$2,500
August 14, 2012	795,848	February 14, 2013	$18,400

Derivatives Designated as Cash Flow Hedges

We enter into foreign currency contracts to hedge the variability of cash flows in Canadian dollars and Hungarian forints which are designated as cash flow hedges. Contracts with notional value totaling $0.5 million settled in October 2011.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a quantitative summary of the fair value of our hedged and non-hedged derivative instruments as of September 30, 2012 and September 30, 2011 (dollars in thousands):

		Fair Value
Description	Balance Sheet Classification	September 30, 2012	September 30, 2011
Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$1,047	$—
Foreign currency contracts	Accrued expenses and other current liabilities	—	(1,025)
Security Price Guarantees	Prepaid expenses and other current assets	1,758	2,781
Net asset value of non-hedged derivative instruments		$2,805	$1,756
Derivatives Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$15
Net asset value of hedged derivative instruments		$—	$15

The following tables summarize the activity of derivative instruments for the fiscal 2012 and 2011 (dollars in thousands):

Derivatives Not Designated as Hedges for the Fiscal Year Ended September 30

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2012	2011
Foreign currency contracts	Other income, net	$(2,324)	$(2,332)
Security price guarantees	Other income, net	$7,997	$13,230

Derivatives Designated as Hedges for the Fiscal Year Ended September 30

	Amount of Gain (Loss) Recognized in OCI		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
Foreign currency contracts	$—	$475	Other income, net	$15	$1,189
Interest rate swaps	$—	$—	Other income, net	$—	$(503)

12.	Fair Value Measures

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and 2011 consisted of (dollars in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$971,091	$—	$—	$971,091
Time deposits(b)	—	39,344	—	39,344
US government agency securities(a)	1,000	—	—	1,000
Foreign currency exchange contracts(b)	—	1,047	—	1,047
Security price guarantees(c)	—	1,758	—	1,758
Total assets at fair value	$972,091	$42,149	$—	$1,014,240
Liabilities:
Contingent earn-out(d)	—	—	16,980	16,980
Total liabilities at fair value	$—	$—	$16,980	$16,980

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$258,001	$—	$—	$258,001
Time deposits(b)	—	49,832	—	49,832
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $31,256 at cost(b)	—	31,244	—	31,244
Foreign currency exchange contracts(b)	—	15	—	15
Security price guarantees(c)	—	2,781	—	2,781
Total assets at fair value	$259,001	$83,872	$—	$342,873
Liabilities:
Foreign currency exchange contracts(b)	—	1,025	—	1,025
Contingent earn-out(d)	—	—	1,358	1,358
Total liabilities at fair value	$—	$1,025	$1,358	$2,383

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

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

(d)
The fair value of our contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as our common stock price for certain contingent consideration arrangements payable in shares of our common stock. Refer to Note 5 for additional information.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 30, 2012 and 2011 (dollars in thousands):

Amount
Balance as of October 1, 2010	$724
Payments upon settlement	(455)
Charges to acquisition-related costs, net	1,089
Balance as of September 30, 2011	$1,358
Earn-out liability established at time of acquisition	16,444
Payments upon settlement	(2,064)
Charges to acquisition-related costs, net	1,242
Balance as of September 30, 2012	$16,980

Items Measured at Fair Value on a Nonrecurring Basis

In the fourth quarter of fiscal 2011, we performed our annual impairment test for our goodwill and indefinite lived intangible asset. Our indefinite-lived intangible asset is the Dictaphone trade name used in our Healthcare segment which was acquired in March 2006. A change in marketing strategy became effective in the fourth quarter of fiscal 2011 that will result in rebranding a number of our Healthcare offerings, and we will no longer be using the Dictaphone trade name for any new product offerings. This new marketing strategy caused us to update our revenue forecasts used in estimating the fair value of the trade name. Because the Dictaphone trade name will no longer be used for new product offerings, we adjusted the future revenues associated with the Dictaphone trade name in estimating the fair value of the asset. We calculated the fair value of the Dictaphone trade name using a discounted cash flow model based on the adjusted forecast for the existing customer base using the historical products that continue to use the existing trade name designation. In performing our analysis, we used assumptions that we believe a market participant would utilize in valuing the trade name. We determined the fair value of the Dictaphone trade name to be $16.1 million with an estimated remaining useful life of 15 years as of September 30, 2011 and recorded an impairment of $11.7 million ($1.2 million, net of taxes) in restructuring and other charges, net during fiscal 2011.

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

In connection with two previous acquisitions, we assumed two individually significant lease obligations that were abandoned prior to the acquisition dates. These obligations expire in 2016 and 2012, respectively, and the fair value of the obligations, net of estimated sublease income, was recognized as a liability assumed by us in the allocation of the final purchase price. The net payments have been discounted in calculating the fair value of these obligations, and the discount is being accreted through the term of the lease. Cash payments net of sublease receipts are presented as cash used in financing activities on the consolidated statements of cash flows.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity for the years ended September 30, 2012, 2011 and 2010, relating to all facilities and personnel recorded in accrued business combination costs, is as follows (dollars in thousands):

	Facilities	Personnel	Total
Balance at October 1, 2009	$34,551	$2,497	$37,048
Charged to goodwill	(15)	(759)	(774)
Charged to restructuring and other charges, net	(769)	—	(769)
Charged to interest expense	1,241	—	1,241
Cash payments, net of sublease receipts	(11,137)	(1,579)	(12,716)
Balance at September 30, 2010	23,871	159	24,030
Charged to restructuring and other charges, net	12	(100)	(88)
Charged to interest expense	832	—	832
Cash payments, net of sublease receipts	(11,760)	(59)	(11,819)
Balance at September 30, 2011	12,955	—	12,955
Charged to restructuring and other charges, net	802	—	802
Charged to interest expense	398	—	398
Cash payments, net of sublease receipts	(8,799)	—	(8,799)
Balance at September 30, 2012	$5,356	$—	$5,356

	September 30, 2012	September 30, 2011
Reported as:
Current	$1,735	$8,275
Long-term	3,621	4,680
Total	$5,356	$12,955

14.	Restructuring and Other Charges, Net

Fiscal 2012

For fiscal 2012, we recorded net restructuring and other charges of $7.5 million, which included a $6.7 million severance charge related to the elimination of approximately 160 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fiscal 2012, 2011 and 2010 accrual activity relating to restructuring and other charges (dollars in thousands):

	Personnel	Facilities	Other	Total
Balance at October 1, 2009	$607	$310	$28	$945
Restructuring and other charges, net	9,634	155	8,871	18,660
Non-cash adjustment	—	—	(6,833)	(6,833)
Cash payments	(8,403)	(182)	(2,066)	(10,651)
Balance at September 30, 2010	1,838	283	—	2,121
Restructuring and other charges, net	9,077	1,890	11,983	22,950
Non-cash adjustment	208	—	(11,890)	(11,682)
Cash payments	(6,002)	(1,233)	(93)	(7,328)
Balance at September 30, 2011	5,121	940	—	6,061
Restructuring and other charges, net	6,707	359	400	7,466
Cash payments	(10,120)	(1,267)	(400)	(11,787)
Balance at September 30, 2012	$1,708	$32	$—	$1,740

Restructuring and other charges, net by segment are as follows (dollars in thousands):

	Personnel	Facilities	Other	Total
Fiscal Year 2010
Healthcare	$814	$—	$—	$814
Mobile and Consumer	5,307	—	2,038	7,345
Enterprise	1,794	—	—	1,794
Imaging	215	155	—	370
Corporate	1,504	—	6,833	8,337
Total fiscal year 2010	$9,634	$155	$8,871	$18,660
Fiscal Year 2011
Healthcare	$419	$—	$11,725	$12,144
Mobile and Consumer	5,091	—	—	5,091
Enterprise	1,867	1,304	—	3,171
Imaging	839	—	—	839
Corporate	861	586	258	1,705
Total fiscal year 2011	$9,077	$1,890	$11,983	$22,950
Fiscal Year 2012
Healthcare	$443	$61	$—	$504
Mobile and Consumer	1,679	597	—	2,276
Enterprise	1,262	—	—	1,262
Imaging	184	—	—	184
Corporate	3,139	(299)	400	3,240
Total fiscal year 2012	$6,707	$359	$400	$7,466

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Supplemental Cash Flow Information

Cash paid for Interest and Income Taxes:

	Year Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Interest paid	$36,907	$23,034	$27,899
Income taxes paid	$13,292	$15,949	$14,215

Non Cash Investing and Financing Activities:

During fiscal 2010, we issued shares of our common stock in connection with several of our business and asset acquisitions, including shares initially held in escrow. Note 3 details the shares of our common stock, including per share prices thereof, issued in fiscal 2012, 2011, and 2010 to complete business acquisitions during those years. Note 6 details the same information with regard to our fiscal 2012 and 2011 intangible asset acquisitions. In addition, in connection with certain collaboration agreements we have issued shares of our common stock to our partners in satisfaction of our payment obligations under the terms of the agreements, which is discussed in Note 2.

16.	Stockholders' Equity

Preferred Stock

We are authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. We have designated 100,000 shares as Series A Preferred Stock and 15,000,000 shares as Series B Preferred Stock. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), we issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, we announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis and has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if, declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. We have reserved 3,562,238 shares of our common stock for issuance upon conversion of the Series B Preferred Stock. Other than the 3,562,238 shares of Series B Preferred Stock that are issued and outstanding, there are no other shares of preferred stock issued or outstanding in fiscal 2012 or fiscal 2011.

Common Stock and Common Stock Warrants

Private Placements of Securities

We have, from time to time, entered into stock and warrant agreements with Warburg Pincus. In connection with these agreements, we granted Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them under each of their purchase transactions, including shares of common stock underlying the warrants. The following table summarizes the warrant and stock activities with Warburg Pincus during the three year period ended September 30, 2012:

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants Exercised

Date	Exercise Price per Share	Warrants Exercised	Total Shares Issued	Proceeds Received
				(Dollars in thousands)
August 29, 2012	$11.57	3,862,422	1,998,547	$—
February 15, 2012	20.00	3,700,000	1,077,744	—
April 7, 2010	4.94	2,500,000	2,500,000	12,350

We have determined that all of our common stock warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets based on the conclusion that the above-noted warrants are indexed to our common stock and are exercisable only into our common stock. As of September 30, 2012, there are no outstanding warrants to purchase shares of our common stock.

17.	Stock-Based Compensation

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	2012	2011	2010
Cost of product and licensing	$137	$36	$28
Cost of professional services and hosting	26,409	27,814	11,043
Cost of maintenance and support	956	2,186	756
Research and development	29,565	24,289	9,381
Selling and marketing	54,281	43,264	38,152
General and administrative	63,233	49,707	40,779
Total	$174,581	$147,296	$100,139

Included in stock-based compensation for the year ended September 30, 2012 and 2011 is $46.3 million and $35.1 million, respectively, of expense related to awards that will be made as part of the annual bonus plan to employees which is included in accrued expenses at September 30, 2012 and 2011. The annual bonus pool is determined by management and approved by the Compensation Committee of the Board of Directors based on financial performance targets approved at the beginning of the year. If these targets are achieved, the awards will be settled in shares based on the total bonus earned and the grant date fair value of the shares awarded to each employee.

Stock Options

We have share-based award plans under which employees, officers and directors may be granted stock options to purchase our common stock, generally at fair market value. Our plans do not allow for options to be granted at below fair market value, nor can they be re-priced at any time. Options granted under our plans become exercisable over various periods, typically 2 to 4 years and have a maximum term of 10 years. We have also assumed options and option plans in connection with certain of our acquisitions. These stock options are governed by the plans and agreements that they were originally issued under, but are now exercisable for shares of our common stock.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to stock options for the years ended September 30, 2012, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2009	13,553,866	$7.48
Granted	1,200,000	$13.81
Exercised	(3,433,701)	$5.39
Forfeited	(350,884)	$13.65
Expired	(266,044)	$16.26
Outstanding at September 30, 2010	10,703,237	$8.44
Granted	1,000,000	$16.44
Exercised	(3,866,544)	$6.23
Forfeited	(90,813)	$12.75
Expired	(64,161)	$15.03
Outstanding at September 30, 2011	7,681,719	$10.48
Assumed in the acquisition of Vlingo	345,319	$7.57
Exercised	(1,803,647)	$7.40
Forfeited	(79,781)	$8.78
Expired	(4,330)	$8.72
Outstanding at September 30, 2012	6,139,280	$11.24	3.1 years	$83.8	million
Exercisable at September 30, 2012	5,994,586	$11.29	3.0 years	$81.6	million
Exercisable at September 30, 2011	6,565,907
Exercisable at September 30, 2010	9,137,554
_______________________________________

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the closing market value of our common stock on September 30, 2012 ($24.89) and the exercise price of the underlying options.

As of September 30, 2012, the total unamortized fair value of stock options was $1.7 million with a weighted average remaining recognition period of 1.9 years. A summary of weighted-average grant-date (including assumed options) fair value and intrinsic value of stock options exercised is as follows:

	2012	2011	2010
Weighted-average grant-date fair value per share	$14.38	$6.13	$5.90
Total intrinsic value of stock options exercised (in millions)	$30.9	$53.0	$36.1

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the assumed unvested stock options was calculated using a lattice model. The fair value of the stock options granted and unvested options assumed from acquisitions were calculated using the following weighted-average assumptions:

	2012	2011	2010
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.6%	46.1%	50.9%
Average risk-free interest rate	1.5%	1.2%	2.4%
Expected term (in years)	3.5	4.1	4.2

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2009	2,840,673	8,755,330
Granted	1,698,743	4,693,440
Earned/released	(950,253)	(4,800,175)
Forfeited	(721,323)	(853,481)
Outstanding at September 30, 2010	2,867,840	7,795,114
Granted	1,779,905	5,167,589
Earned/released	(1,312,136)	(4,977,397)
Forfeited	(380,430)	(699,188)
Outstanding at September 30, 2011	2,955,179	7,286,118
Granted	3,092,062	6,341,627
Earned/released	(1,057,207)	(5,474,799)
Forfeited	(319,754)	(412,334)
Outstanding at September 30, 2012	4,670,280	7,740,612
Weighted average remaining recognition period of outstanding Restricted Units	1.7 years	1.9 years
Unearned stock-based compensation expense of outstanding Restricted units	$87.1 million	$130.8 million
Aggregate intrinsic value of outstanding Restricted Units(1)	$116.2 million	$192.8 million

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on September 30, 2012 ($24.89) and the exercise price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	2012	2011	2010
Weighted-average grant-date fair value per share	$25.11	$18.74	$13.15
Total intrinsic value of shares vested (in millions)	$156.7	$116.0	$91.3

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock is included in the issued and outstanding common stock in these financial statements at the date of grant. There was no restricted stock activity in fiscal 2011 or 2010. The table below summarizes activity relating to Restricted Stock for fiscal 2012:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at October 1, 2011	—	$—
Granted	750,000	$25.80
Outstanding at September 30, 2012	750,000	$25.80

The purchase price for vested Restricted Stock is $0.001 per share. As of September 30, 2012, unearned stock-based compensation expense related to all unvested Restricted Stock is $13.6 million and the expense will be recognized over a weighted-average remaining period of 2.1 years.

In order to satisfy our employees’ withholding tax liability as a result of the vesting of Restricted Awards, we have historically repurchased shares upon the employees’ vesting. Similarly, in order to satisfy our employees’ withholding tax liability as a result of the release of our employees’ Restricted Units, including units released related to acquisitions, we have historically canceled a portion of the common stock upon the release. In fiscal 2012, we withheld payroll taxes totaling $52.0 million relating to 2.2 million shares of common stock that were repurchased or canceled. Based on our estimate of the Restricted Awards that will vest or be released in fiscal 2013, and further assuming that one-third of these Restricted Awards would be repurchased or canceled to satisfy the employee’s withholding tax liability (such amount approximating the tax rate of our employees), we would have an obligation to pay cash relating to approximately 1.7 million shares during fiscal 2013.

1995 Employee Stock Purchase Plan

Our 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on January 29, 2010, authorizes the issuance of a maximum of 10,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. At September 30, 2012, we have reserved 2,875,661 shares for future issuance. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the Plan are as follows:

	2012	2011	2010
Weighted-average grant-date fair value per share	$6.84	$4.63	$3.80
Total shares issued (in millions)	0.8	0.9	1.0
Total stock-based compensation expense (in millions)	$4.6	$3.7	$3.5

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	2012	2011	2010
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.8%	35.7%	38.7%
Average risk-free interest rate	0.2%	0.1%	0.2%
Expected term (in years)	0.5	0.5	0.5

18.	Commitments and Contingencies

Operating Leases

We have various operating leases for office space around the world. In connection with many of our acquisitions, we assumed facility lease obligations. Among these assumed obligations are lease payments related to office locations that were vacated by

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain of the acquired companies prior to the acquisition date (Note 13). Additionally, certain of our lease obligations have been included in various restructuring charges (Note 14). The following table outlines our gross future minimum payments under all non-cancelable operating leases as of September 30, 2012 (dollars in thousands):

Year Ending September 30,	Operating Leases	Other Contractual Obligations Assumed	Total
2013	$28,056	$2,496	$30,552
2014	23,160	2,499	25,659
2015	20,538	2,502	23,040
2016	18,691	1,037	19,728
2017	15,320	—	15,320
Thereafter	14,380	—	14,380
Total	$120,145	$8,534	$128,679

At September 30, 2012, we have subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $5.3 million and ranges from approximately $0.7 million to $1.6 million on an annual basis through February 2016.

Total rent expense charged to operations was approximately $26.4 million, $23.5 million and $20.5 million for the years ended September 30, 2012, 2011 and 2010, respectively.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Pension and Other Post-Retirement Benefits

Defined Contribution Plan

We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, Company match of employee’s contributions was established. We match 50% of employee contributions up to 4% of eligible salary. Employees who were hired prior to April 1, 2004 were 100% vested into the plan as soon as they started to contribute to the plan. Employees hired on or after April 1, 2004, vest one-third of the contribution annually over a three-year period. Our contributions to the 401(k) Plan totaled $4.6 million, $3.6 million and $3.3 million for fiscal 2012, 2011 and 2010, respectively. We make contributions to various other plans in certain of our foreign operations, total contributions to these plans are not material.

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

In connection with our acquisition of Dictaphone in March 2006, we assumed the defined benefit pension plans for former Dictaphone employees located in the United Kingdom and Canada. These two pension plans are closed to new participants. In fiscal 2012, we announced a plan to terminate our Canadian pension plan. Once we have obtained regulatory approvals, we expect to purchase annuities to benefit the remaining plan participants, and settle our liabilities. We expect any gain or loss related to the settlement will not be material. In connection with our acquisition of SVOX in June 2011, we assumed an additional defined benefit pension plan for employees in Switzerland.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in fiscal 2012 and 2011 in the projected benefit obligation, plan assets and funded status of the defined benefit pension plans (dollars in thousands):

	Pension Benefits
	2012	2011
Change in Benefit Obligations:
Benefit obligation at beginning of period	$31,577	$25,067
Acquisitions	—	11,149
Service cost	654	294
Interest cost	1,353	1,343
Curtailment gain	(393)	(356)
Actuarial loss (gain)	3,357	(3,944)
Currency exchange rate changes	594	(738)
Benefits paid	(2,923)	(1,238)
Benefit obligation at end of period	34,219	31,577
Change in Plan Assets:
Fair value of plan assets, beginning of period	$28,253	$19,750
Acquisitions	—	9,062
Actual return on plan assets	3,142	14
Employer contributions	1,600	1,206
Employee contributions	230	128
Currency exchange rate changes	679	(669)
Benefits paid	(2,923)	(1,238)
Fair value of plan assets, end of period	30,981	28,253
Funded status at end of period	$(3,238)	$(3,324)

The amounts recognized in our consolidated balance sheets consisted of the following (dollars in thousands):

	Pension Benefits
	2012	2011
Other assets	$70	$107
Other liabilities	(3,308)	(3,431)
Net liability recognized	$(3,238)	$(3,324)

The amounts recognized in accumulated other comprehensive loss as of September 30, 2012 consisted of the following (dollars in thousands):

Pension Benefits
Actuarial loss recognized in accumulated other comprehensive loss	$4,398

The following represents the amounts included in accumulated other comprehensive loss on the consolidated balance sheet as of September 30, 2012 that we expect to recognize in earnings during fiscal 2013 (dollars in thousands):

Pension Expense
Actuarial loss	$183

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the table below are the amounts relating to our UK and Swiss pension plans, which have accumulated benefit obligations and projected benefit obligations in excess of plan assets (dollars in thousands):

	Pension Benefits
	2012	2011
Aggregate projected benefit obligations	$30,397	$28,525
Aggregate accumulated benefit obligations	29,922	28,017
Aggregate fair value of plan assets	27,090	25,094

The components of net periodic benefit cost of the pension plans were as follows (dollars in thousands):

	Pension Benefits
	2012	2011
Service cost	$654	$294
Interest cost	1,353	1,343
Expected return on plan assets	(1,428)	(1,212)
Curtailment gain	(393)	(356)
Employee contributions	(230)	—
Amortization of unrecognized loss	97	261
Net periodic pension cost	$53	$330

Plan Assumptions:

Weighted-average assumptions used in developing the net periodic benefit cost for the pension plans were as follows:

	Pension Benefits
	2012	2011
Discount rate	4.6%	4.8%
Average compensation increase	2.0%	2.0%
Expected rate of return on plan assets	4.9%	5.5%

The weighted average discount rate used in developing the benefit obligations was 3.7% and 4.4% at September 30, 2012 and 2011, respectively.

Asset Allocation and Investment Strategy:

The percentages of the fair value of pension plan assets actually allocated and targeted for allocation, by asset category, at September 30, 2012 and September 30, 2011, were as follows (dollars in thousands):

	Actual		Target
Asset Category	2012	2011	2012	2011
Equity securities	41%	41%	29%	32%
Debt securities	52%	52%	65%	63%
Real estate and other	7%	7%	6%	5%
Total	100%	100%	100%	100%

The plan administrators have updated the target investment allocation to reflect changes in the participant population and have approved a plan to redistribute the investments over time. The weighted average expected long-term rate of return for the plan assets is 4.9%. The expected long-term rate of return on plan assets is determined based on a variety of considerations, including established asset allocation targets and expectations for those asset classes, historical returns of the plans’ assets and other market considerations. We invest our pension assets with the objective of achieving a total rate of return, over the long term, sufficient to fund future pension obligations and to minimize future pension contribution requirements. All of the assets are invested

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in funds offered to institutional investors that are similar to mutual funds in that they provide diversification by holding various debt and equity securities.

The fair value of total pension plan assets by major category at September 30, 2012 is as follows:

September 30, 2012
Equity securities	$12,741
Debt securities	15,996
Real estate and other	2,244
Total pension assets	$30,981

The assets are all invested in funds which are not quoted on any active market and are valued based on the underlying debt and equity investments and their individual prices at any given time, and thus are classified as Level 2 within the fair value hierarchy as defined in ASC 820 and described in Note 12.

Employer Contributions:

We expect to contribute $1.4 million to our pension plans in fiscal 2013, primarily made up of the minimum funding requirement associated with our UK pension.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

Year Ending September 30,	Pension Benefits
2013	$1,233
2014	1,264
2015	1,278
2016	1,275
2017	1,272
2018-2022	6,843
Total	$13,165

20.	Income Taxes

The components of income (loss) before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2012	2011	2010
Domestic	$(85,897)	$10,197	$(15,543)
Foreign	151,199	19,820	14,478
Income (loss) before income taxes	$65,302	$30,017	$(1,065)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the (benefit) provision for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2012	2011	2010
Current:
Federal	$(10,967)	$11,846	$(1,634)
State	4,626	6,810	2,484
Foreign	16,055	17,013	13,442
	9,714	35,669	14,292
Deferred:
Federal	(131,889)	(37,453)	7,052
State	(7,317)	(243)	942
Foreign	(12,341)	(6,194)	(4,252)
	(151,547)	(43,890)	3,742
(Benefit) provision for income taxes	$(141,833)	$(8,221)	$18,034
Effective income tax rate	(217.2)%	(27.4)%	(1,693.3)%

The (benefit) provision for income taxes differed from the amount computed by applying the federal statutory rate to our income (loss) before income taxes as follows (dollars in thousands):

	2012	2011	2010
Federal tax provision (benefit) at statutory rate	$22,856	$10,506	$(373)
State tax, net of federal benefit	(1,569)	4,182	3,059
Foreign tax rate and other foreign related tax items	(42,087)	2,831	(2,274)
Stock-based compensation	11,870	6,459	3,185
Non-deductible expenditures	5,862	10,965	509
Change in U.S. and foreign valuation allowance	(145,644)	(44,792)	10,217
Executive compensation	4,585	3,946	4,063
Other	2,294	(2,318)	(352)
(Benefit) provision for income taxes	$(141,833)	$(8,221)	$18,034

The most significant item impacting the fiscal 2012 effective tax rate to vary from the U.S. statutory rate of 35% is the $145.6 million benefit from releasing the valuation allowance. This includes a net decrease in the valuation allowance of $75.1 million resulting from our acquisitions during fiscal 2012, driven primarily by Transcend and Quantim, for which a net deferred tax liability was recorded in purchase accounting at the time of the acquisitions, resulting in a release of our valuation allowance. This also includes a tax benefit of $70.5 million in connection with the release of the U.S. and certain foreign valuation allowances by the end of fiscal year 2012, described in more detail below. The effective income tax rate was also impacted by our foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate.

Included in fiscal 2011 benefit for income taxes is a decrease in the valuation allowance of $34.7 million related to a tax benefit in connection with the Equitrac acquisition for which a net deferred tax liability was recorded in purchase accounting. Additionally, we have released a $10.6 million valuation allowance associated with a previously acquired intangible asset which has been changed from an indefinite life asset to a finite life asset during fiscal 2011.

Included in fiscal 2010 provision for income taxes is an increase in the valuation allowance of $7.0 million related to the un-benefited losses in the U.K. subsequent to the December 2009 acquisition of SpinVox. Additionally, tax benefits were recorded for the favorable settlements of a $1.1 million U.S. federal tax audit contingency related to our acquisition of eCopy and a $1.0 million state tax penalty contingency related to our acquisition of eScription. We also recorded a $1.1 million U.S. federal tax benefit related to certain tax loss carrybacks resulting from a tax law change and a $1.1 million tax benefit resulting from certain international research and development credits.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cumulative amount of undistributed earnings of our foreign subsidiaries amounted to $211.9 million at September 30, 2012. We have not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings; as such earnings have been indefinitely reinvested in the business. Based on our business plan, we expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. An estimate of the tax consequences from the repatriation of these earnings is not practicable at this time resulting from the complexities of the utilization of foreign tax credits and other tax assets.

Deferred tax assets (liabilities) consist of the following at September 30, 2012 and 2011 (dollars in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$237,273	$258,179
Federal and state credit carryforwards	22,840	10,727
Capitalized research and development costs	5,347	22,910
Accrued expenses and other reserves	55,323	48,882
Deferred revenue	13,888	38,294
Deferred compensation	43,078	35,968
Other	4,422	6,365
Total deferred tax assets	382,171	421,325
Valuation allowance for deferred tax assets	(89,404)	(274,807)
Net deferred tax assets	292,767	146,518
Deferred tax liabilities:
Depreciation	(26,802)	(11,610)
Convertible debt	(62,012)	(12,000)
Acquired intangibles	(256,939)	(189,138)
Net deferred tax liabilities	$(52,986)	$(66,230)
Reported as:
Short-term deferred tax asset	$87,564	$—
Long-term deferred tax asset	20,064	5,999
Long-term deferred tax liability	(160,614)	(72,229)
Net deferred tax liabilities	$(52,986)	$(66,230)

As of September 30, 2012, we had no valuation allowance against our U.S. deferred tax assets and we had $89.4 million of valuation allowance against the majority of our international deferred tax assets. At September 30, 2011, all of our U.S. deferred tax assets had a full valuation allowance totaling $172.7 million and our international deferred tax assets had a valuation allowance totaling $102.1 million.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2012, the valuation allowance for deferred tax assets was decreased by $185.4 million. This primarily related to the recognition of $145.6 million of benefit in the year. This includes a release of valuation allowance of $75.1 million as a result of tax benefits recorded in connection with our acquisitions during the period for which a net deferred tax liability was established in purchase accounting. In addition, by the end of fiscal 2012, our U.S. operations had pre-tax income adjusted for permanent differences in items of income and expense for the most recent three-year period. We concluded that this record of cumulative profitability in recent years and our business plan showing continued profitability provided assurance that our future tax benefits more likely than not will be realized. Accordingly, by the end of fiscal 2012 , we made a determination that it is more likely than not that certain of our deferred taxes, primarily in the U.S., will be realized which resulted in a release of $70.5 million of our valuation allowance.

The majority of foreign deferred tax assets relate to net operating losses, the use of which may not be available as a result of limitations on the use of acquired losses. With respect to these foreign losses, there is no assurance that they will be used given

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the current assessment of the limitations on their use or our current projection of future taxable income in the entities for which these losses relate. Based on our analysis, we have concluded that it is not more likely than not that the majority of our foreign deferred tax assets can be realized and therefore a valuation allowance has been assigned to these deferred tax assets. If we are subsequently able to utilize all or a portion of the foreign deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

At September 30, 2012 and 2011, we had U.S. federal net operating loss carryforwards of $629.3 million and $499.6 million, respectively, of which $181.1 million and $148.0 million, respectively, relate to tax deductions from stock-based compensation which will be recorded as additional paid-in-capital when realized. At September 30, 2012 and 2011, we had state net operating loss carryforwards of $183.1 million and $191.6 million, respectively. The net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. At September 30, 2012 and 2011, we had foreign net operating loss carryforwards of $420.4 million and $447.0 million, respectively. These carryforwards will expire at various dates beginning in 2013 and extending through 2030, if not utilized.

At September 30, 2012 and 2011, we had federal research and development carryforwards of $16.3 million and $17.7 million, respectively. At September 30, 2012 and 2011, we had state research and development credit carryforwards of $4.7 million and $6.4 million, respectively.

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

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2012	2011
Balance, beginning of year	$14,935	$12,819
Increases for tax positions taken during current period	555	1,268
Increases for interest and penalty charges	1,127	848
Increases for acquisitions	1,925	—
Decreases for tax settlements and lapse in statutes	(1,160)	—
Balance, at end of year	$17,382	$14,935

As of September 30, 2012, $17.4 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes and had accrued $3.5 million of such interest and penalties as of September 30, 2012.

We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal, state and foreign tax returns are generally subject to tax examinations for the tax years ended in 2008 through 2012.

21.	Subsequent Events

Debt Issuance

On October 22, 2012, we issued $350.0 million aggregate principal amount of our 5.375% Senior Notes due 2020 (the "Notes"). The Notes were issued pursuant to an indenture agreement dated August 14, 2012 related to our 700.0 million aggregate principal amount of 5.375% Senior Notes due 2020 issued in the fourth quarter of fiscal 2012. Total proceeds, net of issuance

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs, were $353.3 million. On October 31, 2012, we used $143.5 million of the net proceeds to pay the term loans maturing in March 2013.

Acquisition

On October 1, 2012, we acquired J.A. Thomas and Associates, the nation's premier provider of physician-oriented, clinical documentation improvement programs for the healthcare industry, for approximately $265.0 million, of which $240.0 million was paid in cash at the closing, and the remaining $25.0 million is payable in cash or shares of our common stock, at our election, on the second anniversary of the closing date, subject to certain adjustments and conditions, including the requirement that certain key executives not terminate their employment with Nuance or have their employment terminated for certain reasons. This remaining amount will be recorded as compensation expense over the required employment period.

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

We have identified four reportable segments as defined by ASC 280-50-1 based on the level of financial information regularly reviewed by the CODM in allocating resources and assessing performance of each segment; Healthcare, Mobile and Consumer, Enterprise and Imaging.

The Healthcare segment is primarily engaged in voice and language processing for healthcare information management offered both by licensing and on-demand. The Mobile and Consumer segment is primarily engaged in sales of voice and language solutions that are embedded in a device (such as a cell phone, car or tablet computer) or installed on a personal computer. Our Enterprise segment offers voice and language solutions by licensing as well as on-demand solutions hosted by us that are designed to help companies better support, understand and communicate with their customers. The Imaging segment sells document capture and print management solutions that are embedded in copiers and multi-function printers as well as packaged software for document management.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment nor depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to income (loss) before income taxes (dollars in thousands):

	Year Ended September 30,
	2012	2011	2010
Segment revenues(a):
Healthcare	$669,354	$526,804	$449,270
Mobile and Consumer	508,256	393,343	309,480
Enterprise	332,034	296,373	296,170
Imaging	228,421	177,418	140,750
Total segment revenues	1,738,065	1,393,938	1,195,670
Acquisition related revenue	(86,556)	(75,197)	(76,722)
Total consolidated revenue	1,651,509	1,318,741	1,118,948
Segment profit:
Healthcare	314,862	269,357	227,417
Mobile and Consumer	227,641	170,918	120,022
Enterprise	90,846	63,276	82,266
Imaging	91,585	69,116	55,641
Total segment profit	724,934	572,667	485,346
Corporate expenses and other, net	(102,847)	(100,288)	(88,035)
Acquisition-related revenues and costs of revenue adjustment	(77,856)	(64,724)	(63,447)
Non-cash stock based compensation	(174,581)	(147,296)	(100,139)
Amortization of intangible assets	(155,450)	(143,330)	(135,577)
Acquisition-related costs, net	(58,746)	(21,866)	(30,611)
Restructuring and other charges, net	(8,268)	(22,862)	(17,891)
Costs associated with IP collaboration agreements	(21,000)	(19,750)	(16,729)
Other expense, net	(60,884)	(22,534)	(33,982)
Income (loss) before income taxes	$65,302	$30,017	$(1,065)

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	2012	2011	2010
United States	$1,175,158	$963,688	$802,049
International	476,351	355,053	316,899
Total	$1,651,509	$1,318,741	$1,118,948

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (dollars in thousands):

	September 30, 2012	September 30, 2011
United States	$3,161,995	$2,431,038
International	935,739	809,328
Total	$4,097,734	$3,240,366

23.	Quarterly Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2012
Total revenue	$360,643	$390,341	$431,744	$468,781	$1,651,509
Gross profit	$225,771	$249,669	$273,844	$297,296	$1,046,580
Net income	$9,340	$890	$79,264	$117,641	$207,135
Net income per share:
Basic	$0.03	$0.00	$0.26	$0.38	$0.67
Diluted	$0.03	$0.00	$0.25	$0.36	$0.65
Weighted average common shares outstanding:
Basic	304,011	305,282	306,766	309,307	306,371
Diluted	320,536	322,642	320,559	322,424	320,822

In the quarter ended September 30, 2012, we recorded a tax benefit of $97.1 million which included $70.5 million in connection with the release of the U.S. and certain foreign valuation allowances as well as $26.6 million in connection with the establishment of a net deferred tax liability in purchase accounting related to our acquisition of Quantim. See Note 20 for additional discussion.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2011
Total revenue	$303,829	$318,962	$328,909	$367,041	$1,318,741
Gross profit	$186,907	$193,789	$207,865	$230,356	$818,917
Net income (loss)	$(9)	$1,735	$41,621	$(5,109)	$38,238
Net income (loss) per share:
Basic	$0.00	$0.01	$0.14	$(0.02)	$0.13
Diluted	$0.00	$0.01	$0.13	$(0.02)	$0.12
Weighted average common shares outstanding:
Basic	298,633	300,937	303,100	306,541	302,277
Diluted	298,633	314,756	317,802	306,541	315,960

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2012, utilizing the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2012 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

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

The additional information required by this item regarding certain relationships and related party transactions is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Corporate Governance-Board Independence” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

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
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Paul A. Ricci and Thomas L. Beaudoin, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts.

/s/ Paul A. Ricci
Date: November 28, 2012	Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Thomas L. Beaudoin
Date: November 28, 2012	Thomas L. Beaudoin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Daniel D. Tempesta
Date: November 28, 2012	Daniel D. Tempesta, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ Robert J. Frankenberg
Date: November 28, 2012	Robert J. Frankenberg, Director

/s/ Patrick T. Hackett
Date: November 28, 2012	Patrick T. Hackett, Director

/s/ William H. Janeway
Date: November 28, 2012	William H. Janeway, Director

/s/ Mark R. Laret
Date: November 28, 2012	Mark R. Laret, Director

/s/ Katharine A. Martin
Date: November 28, 2012	Katharine A. Martin, Director

/s/ Mark Myers
Date: November 28, 2012	Mark Myers, Director

/s/ Philip Quigley
Date: November 28, 2012	Philip Quigley, Director

/s/ Robert G. Teresi
Date: November 28, 2012	Robert G. Teresi, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement for the acquisition of the entire issued share capital of SpinVox Limited, the substitution of Foxtrot Acquisition Limited as the issuer of a debt instrument issued by SpinVox Limited, and the release and cancellation of such debt instrument in consideration of shares in Foxtrot Acquisition Limited dated December 29, 2009	8-K	0-27038	2.1	1/5/2010
2.2	Agreement for the acquisition of shares in Foxtrot Acquisition Limited and the payment of certain sums to the Mezzanine Lenders and other parties dated December 29, 2009	8-K	0-27038	2.2	1/5/2010
2.3	Share Purchase Agreement, dated as of June 6, 2011, by and among Nuance, Ruetli Holding Corporation, the shareholders of SVOX and smac partners GmbH, as the shareholder representative.	10-Q	0-27038	2.1	8/9/2011
2.4	Agreement and Plan of Merger, dated as of May 10, 2011, by and among Nuance, Ellipse Acquisition Corporation, Equitrac Corporation, U.S. Bank National Association, as escrow agent, and Cornerstone Equity Investors, LLC, as the stockholder representative.	10-Q	0-27038	2.2	8/9/2011
2.5	Agreement and Plan of Merger dated as of October 6, 2011, by and among Nuance Communications, Inc., Sonic Acquisition Corporation, Swype, Inc., and Adrian Smith, as shareholder representative.	8-K	0-27038	2.1	10/7/2011
2.6	Agreement and Plan of Merger among Nuance Communications, Inc., Vertigo Acquisition Corporation, Vlingo Corporation, U.S. Bank National Association, as Escrow Agent, and Stockholder Representative, dated December 16, 2011	8-K	0-27038	2.1	6/7/2012
2.7	Agreement and Plan of Merger, dated as of March 6, 2012, by and among Nuance Communications, Inc., Townsend Merger Corporation and Transcend Services, Inc.	8-K	0-27038	2.1	3/7/2012
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Indenture, dated as of August 13, 2007, between Nuance Communications, Inc. and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Debentures due 2027).	8-K	0-27038	4.1	8/17/2007
4.3	Third Amended and Restated Stockholders Agreement, dated as of January 29, 2009, by and among Nuance Communications, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, and WP-WPVIII Investors, L.P., Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.	10-Q	0-27038	4.1	2/9/2009

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.4	Indenture, dated as of October 24, 2011, by and between Nuance Communications, Inc. and U.S. Bank National Association	8-K	0-27038	4.1	10/24/2011
4.5	Indenture, dated August 14, 2012, among Nuance Communications, Inc., the guarantors party thereto and U.S. Bank National Association, relating to the 5.375% Senior Notes due 2020.	8-K	0-27038	4.1	8/14/2012
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.3	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.4	1993 Incentive Stock Option Plan, as amended.*	S-1	333-100647	10.17	10/21/2002
10.5	1995 Employee Stock Purchase Plan, as amended and restated on December 1, 2009.*	14A	0-27038	Annex B	12/18/2009
10.6	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	Annex B	12/8/2010
10.7	1997 Employee Stock Option Plan, as amended.*	S-1	333-100647	10.19	10/21/2002
10.8	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.9	Amended and Restated 2000 Stock Option Plan.*	S-8	0-27038	4.1	2/6/2012
10.10	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.11	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.12	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.13	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.14	Nuance Communications, Inc. 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.15	Nuance Communications, Inc. 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.16	Mobeus Corporation 2006 Share Incentive Plan*	S-8	0-23038	4.1	6/29/2012
10.17	Form of Restricted Stock Purchase Agreement.*	10-K/A	0-27038	10.17	12/15/2006
10.18	Form of Restricted Stock Unit Purchase Agreement.*	10-K/A	0-27038	10.18	12/15/2006
10.19	Form of Stock Option Agreement.*	10-K/A	0-27038	10.19	12/15/2006
10.20	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.21	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005
10.22	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004
10.23	Increase Joinder, dated as of August 24, 2007, by and among Nuance Communications, Inc. and the other parties identified therein, to the Amended and Restated Senior Secured Credit Facility dated as of April 5, 2007.	8-K	0-27038	10.1	8/30/2007
10.24	Letter, dated June 3, 2008, from the Registrant to Thomas L. Beaudoin regarding certain employment matters.	10-K	0-27038	10.39	12/1/2008

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25	Amended and Restated Stock Plan.*	8-K	0-27038	99.1	2/5/2009
10.26	Amended and Restated Employment Agreement, dated as of June 23, 2009, by and between Nuance Communications, Inc. and Paul Ricci.*	8-K	0-27038	99.1	6/26/2009
10.27	Letter, dated March 29, 2010, to Janet Dillione regarding certain employment matters.*	10-Q	0-27038	10.1	8/9/2010
10.28	Letter, dated September 9, 2010, to Bruce Bowden regarding certain employment matters.*	10-Q	0-27038	10.1	2/9/2011
10.29	Amendment Agreement, dated as of July 7, 2011, among Nuance Communications, the Lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc. as sole lead arranger and sole book runner and the other parties thereto from time to time to the Credit Agreement.	10-Q	0-27038	10.1	7/7/2011
10.30	Amended and Restated Credit Agreement, dated as of July 7, 2011 among Nuance, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC and Banc Of America Securities LLC as co-arrangers, and Citigroup Global Markets Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC as joint bookrunners.	10-Q	02-7308	10.2	7/7/2011
10.31	Letter dated March 14, 2011 to Bill Nelson regarding certain employment matters.*	10-Q	02-7308	10.1	8/9/2011
10.32	Purchase Agreement, dated as of October 18, 2011, by and between Nuance Communications, Inc. and Morgan Stanley & Co. LLC, as representative of the initial purchasers named therein.	8-K	0-27038	10.1	10/24/2011
10.33	Employment Agreement dated November 11, 2011 between the Registrant and Paul Ricci.*	10-Q	0-27038	10.2	2/9/2012
10.34	Purchase Agreement, dated August 9, 2012, by and among Nuance Communications, Inc., the guarantors party thereto and Barclays Capital Inc.	8-K	02-7038	10.1	8/14/2012
14.1	Registrant’s Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
						X

*	Denotes management compensatory plan or arrangement