Form 10-Q
period 2012-12-31
Nuance Communications, Inc.
filed 2013-02-08
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
Or
 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-27038
 _____________________________________________
NUANCE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________

Delaware	94-3156479
(State or Other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Wayside Road Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(781) 565-5000
 _____________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2013 was 316,274,707.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2012	2011
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$197,900	$164,734
Professional services and hosting	200,305	139,582
Maintenance and support	64,063	56,327
Total revenues	462,268	360,643
Cost of revenues:
Product and licensing	26,309	18,764
Professional services and hosting	125,156	90,154
Maintenance and support	14,797	11,020
Amortization of intangible assets	16,310	14,934
Total cost of revenues	182,572	134,872
Gross profit	279,696	225,771
Operating expenses:
Research and development	68,721	52,054
Sales and marketing	117,135	90,397
General and administrative	44,784	31,315
Amortization of intangible assets	25,426	23,203
Acquisition-related costs, net	15,733	14,611
Restructuring and other charges, net	1,667	2,864
Total operating expenses	273,466	214,444
Income from operations	6,230	11,327
Other (expense) income:
Interest income	538	593
Interest expense	(34,117)	(17,720)
Other (expense) income, net	(3,308)	5,731
Loss before income taxes	(30,657)	(69)
Benefit from income taxes	(8,561)	(9,409)
Net (loss) income	$(22,096)	$9,340
Net (loss) income per share:
Basic	$(0.07)	$0.03
Diluted	$(0.07)	$0.03
Weighted average common shares outstanding:
Basic	312,571	304,011
Diluted	312,571	320,536
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended December 31,
	2012	2011
	Unaudited (In thousands)
Net (loss) income	$(22,096)	$9,340
Other comprehensive income (loss):
Foreign currency translation adjustment	7,111	(14,805)
Recognition of pension loss amortization	133	46
Unrealized losses on marketable securities	—	(2)
Total other comprehensive income (loss), net	7,244	(14,761)
Comprehensive loss	$(14,852)	$(5,421)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$961,088	$1,129,761
Accounts receivable, less allowances for doubtful accounts of $6,620 and $6,933	382,400	381,417
Prepaid expenses and other current assets	132,521	102,564
Deferred tax asset	87,665	87,564
Total current assets	1,563,674	1,701,306
Land, building and equipment, net	128,730	116,134
Goodwill	3,234,620	2,955,477
Intangible assets, net	1,019,554	906,538
Other assets	153,190	119,585
Total assets	$6,099,768	$5,799,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,919	$148,542
Redeemable convertible debentures	—	231,552
Contingent and deferred acquisition payments	29,113	49,685
Accounts payable	98,788	113,196
Accrued expenses and other current liabilities	207,548	215,178
Deferred revenue	248,908	206,610
Total current liabilities	589,276	964,763
Long-term portion of debt	2,330,078	1,735,811
Deferred revenue, net of current portion	127,372	108,481
Deferred tax liability	185,689	160,614
Other liabilities	85,092	82,665
Total liabilities	3,317,507	3,052,334
Commitments and contingencies (Notes 4 and 15)
Equity component of currently redeemable convertible debentures	—	18,430
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 319,717 and 315,821 shares issued and 315,966 and 312,070 shares outstanding	320	316
Additional paid-in capital	2,977,135	2,908,302
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive income (loss)	214	(7,030)
Accumulated deficit	(183,251)	(161,155)
Total stockholders’ equity	2,782,261	2,728,276
Total liabilities and stockholders’ equity	$6,099,768	$5,799,040
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2012	2011
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net (loss) income	$(22,096)	$9,340
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50,429	45,835
Stock-based compensation	45,271	32,787
Non-cash interest expense	9,986	7,699
Deferred tax benefit	(4,077)	(12,720)
Other	(1,925)	583
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,815	(23,931)
Prepaid expenses and other assets	(9,104)	1,074
Accounts payable	(18,692)	10,757
Accrued expenses and other liabilities	9,241	(6,852)
Deferred revenue	55,100	24,961
Net cash provided by operating activities	122,948	89,533
Cash flows from investing activities:
Capital expenditures	(15,104)	(25,658)
Payments for business and technology acquisitions, net of cash acquired	(446,192)	(111,785)
Proceeds from sales and maturities of marketable securities and other investments	456	20,759
Change in restricted cash balances	—	6,747
Net cash used in investing activities	(460,840)	(109,937)
Cash flows from financing activities:
Payments of debt and capital leases	(144,835)	(1,787)
Proceeds from long-term debt, net of issuance costs	352,611	676,622
Payments for repurchases of common stock	—	(199,997)
(Payments for) proceeds from settlement of share-based derivatives	(177)	348
Payments of other long-term liabilities	(1,012)	(2,649)
Excess tax benefits on employee equity awards	4,974	—
Proceeds from issuance of common stock from employee stock plans	1,906	7,234
Cash used to net share settle employee equity awards	(43,859)	(33,001)
Net cash provided by financing activities	169,608	446,770
Effects of exchange rate changes on cash and cash equivalents	(389)	(4)
Net (decrease) increase in cash and cash equivalents	(168,673)	426,362
Cash and cash equivalents at beginning of period	1,129,761	447,224
Cash and cash equivalents at end of period	$961,088	$873,586
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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
Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with GAAP has been omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Interim results are not necessarily indicative of the results that may be expected for a full year.

2.	Summary of Significant Accounting Policies

We have made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There have been no significant changes to the new accounting pronouncements that were disclosed in our Annual Report.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Business Acquisitions

Fiscal 2013 Acquisitions
During the first quarter of fiscal 2013, we acquired several businesses for total purchase consideration of $444.7 million. The most significant purchase price of these acquisitions was J.A. Thomas and Associates ("JA Thomas") in October 2012 for cash consideration totaling approximately $242.6 million together with a deferred payment of $25 million contingent on the continued employment of certain key executives. The deferred payment will be recorded as compensation expense over the requisite employment period, and included in acquisition-related costs, net in our consolidated statement of operations. JA Thomas provides Clinical Documentation Improvement solutions to hospitals, primarily in the U.S., and is included in our Healthcare segment. The remaining acquisitions are not material and were made in our Healthcare, Imaging, and Mobile segments. These acquisitions are treated as stock purchases for accounting purposes, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes except for JA Thomas where we may elect to treat this acquisition as a taxable merger under provisions contained in the Internal Revenue Service regulations; should such an election be made in the future, the goodwill resulting from this acquisition would be deductible for tax purposes. The results of operations of these acquisitions have been included in our financial results from the acquisition date. A summary of the preliminary allocation of the purchase consideration for our fiscal 2013 acquisitions is as follows (dollars in thousands):

Fiscal 2013
Total purchase consideration:
Cash	$444,740

Allocation of the purchase consideration:
Cash	$18,421
Accounts receivable	22,079
Goodwill	267,847
Identifiable intangible assets (a)	159,016
Other assets	16,140
Total assets acquired	483,503
Current liabilities	(11,210)
Deferred tax liability	(26,807)
Other long term liabilities	(746)
Total liabilities assumed	(38,763)
Net assets acquired	$444,740

(a)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	Amount	Weighted Average Life (Years)
Core and completed technology	$23,396	6.3
Customer relationships	128,166	13.6
Trade name	7,094	9.0
Non-Compete agreements	360	3.0
Total	$159,016

The preliminary fair value estimates for the assets acquired and liabilities assumed for certain acquisitions completed during fiscal 2013 and 2012 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that were not yet finalized related to certain receivables and liabilities acquired and identifiable intangible assets.

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
Proforma Results
The following table shows unaudited pro forma results of operations as if we had acquired Vlingo and Transcend on October 1, 2011 (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2012	2011
Revenue	$462,268	$394,843
Net (loss) income	(22,096)	16,129
Net (loss) income per share (diluted)	$(0.07)	$0.05

We have not furnished pro forma financial information related to our acquisitions during the current period because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.
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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended December 31,
	2012	2011
Professional service fees	$9,470	$10,504
Transition and integration costs	6,263	3,369
Acquisition-related adjustments	—	738
Total	$15,733	$14,611

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Contingent Acquisition Payments

The fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings included in acquisition-related costs, net in each reporting period.

In connection with our acquisition of JA Thomas in October 2012, we agreed to make deferred payments to the former shareholders of JA Thomas of up to $25.0 million in October 2014, contingent upon the continued employment of certain named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the named executives terminates their employment prior to the payment date. The portion of the deferred payment that is payable to the named executives will be recognized as compensation expense over the two year employment period and included in acquisition-related costs, net in our consolidated statement of operations.
In connection with our acquisition of Swype, Inc. ("Swype") in October 2011, we agreed to make deferred payments to the former shareholders of Swype of up to $25.0 million in April 2013, contingent upon the continued employment of three named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the three executives terminates their employment prior to the payment date or if any losses occur to which we would be entitled to indemnification under the merger agreement. The portion of the deferred payment that is payable to the three named executives will be recognized as compensation expense over the 18 month employment period and included in acquisition-related costs, net in our consolidated statement of operations. The remaining liability is included in the total purchase consideration and has been recorded at its estimated fair value at the acquisition date of $16.4 million.
In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. On October 4, 2012, the arbitration panel issued its conclusion indicating that no additional payments to the former shareholders under the Vocada agreement are required. Vocada shareholders have filed a motion to vacate this ruling. At December 31, 2012, we have not recorded any obligation related to these earn-out provisions.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the three months ended December 31, 2012, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2012	$2,955,477	906,538
Acquisitions	267,847	159,016
Purchase accounting adjustments	3,432	(7,195)
Amortization	—	(41,736)
Effect of foreign currency translation	7,864	$2,931
Balance at December 31, 2012	$3,234,620	$1,019,554

6.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally we enter into contracts for less than 90 days, and at December 31,

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2012 and September 30, 2012, we had outstanding contracts with a total notional value of $108.3 million and $83.9 million, respectively.
We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other (expense) income, net in our consolidated statements of operations.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other (expense) income, net in our consolidated statements of operations.
The following is a summary of the outstanding shares subject to security price guarantees at December 31, 2012 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
August 14, 2012	795,848	February 14, 2013	$18,400

The following table provides a quantitative summary of the fair value of our derivative instruments as of December 31, 2012 and September 30, 2012 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		December 31, 2012	September 30, 2012
Foreign currency contracts	Prepaid expenses and other current assets	$—	$1,047
Security Price Guarantees	Prepaid expenses and other current assets	—	1,758
Security Price Guarantees	Accrued expenses and other current liabilities	(575)	—
Net fair value of non-hedge derivative instruments		$(575)	$2,805
The following tables summarize the activity of derivative instruments for the three months ended December 31, 2012 and 2011 (dollars in thousands):

Derivatives Not Designated as Hedges		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	2012	2011
Foreign currency contracts	Other (expense) income, net	$(104)	$(632)
Security price guarantees	Other (expense) income, net	$(2,510)	$5,520
Other Financial Instruments
Financial instruments, including cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.
The estimated fair value of our long-term debt approximated $2,668.2 million (face value $2,475.9 million) and $2,522.2 million (face value $2,270.7 million) at December 31, 2012 and September 30, 2012, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the term loan portion of our Credit Facility, and the Convertible Debentures are traded and the fair values are based upon trading prices as of the reporting dates. The fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

each respective date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at December 31, 2012 and September 30, 2012. Our other debt obligations are not traded and the fair values of these instruments are assumed to approximate their carrying values at each respective reporting date.

7.	Fair Value Measures

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
ASC 820, Fair Value Measures and Disclosures, establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and September 30, 2012 consisted of (dollars in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$819,491	$—	$—	$819,491
US government agency securities(a)	1,000	—	—	1,000
Total assets at fair value	$820,491	$—	$—	$820,491
Liabilities:
Security price guarantees(c)	$—	$575	$—	$575
Contingent earn-out(d)	—	—	17,112	17,112
Total liabilities at fair value	$—	$575	$17,112	$17,687

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$971,091	$—	$—	$971,091
Time deposits(b)	—	39,344	—	39,344
US government agency securities(a)	1,000	—	—	1,000
Foreign currency exchange contracts(b)	—	1,047	—	1,047
Security price guarantees(c)	—	1,758	—	1,758
Total assets at fair value	$972,091	$42,149	$—	$1,014,240
Liabilities:
Contingent earn-out(d)	$—	$—	$16,980	$16,980
Total liabilities at fair value	$—	$—	$16,980	$16,980

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b)
The fair values of our time deposits and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

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

(d)
The fair value of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as our common stock price when the contingent consideration arrangement is payable in shares of our common stock. Refer to Note 4 for additional information.

The changes in the fair value of contingent earn-out liabilities are as follows (dollars in thousands):

Three Months Ended December 31, 2012
Balance at beginning of period	$16,980
Charges to acquisition-related costs, net	132
Balance at end of period	$17,112
Earn-out payments are payable based on achieving the specified performance criteria during defined post-acquisition time periods in accordance with the purchase and sale agreement for each acquisition.

8.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2012	September 30, 2012
Compensation	$88,347	$125,180
Accrued interest payable	27,393	13,859
Cost of revenue related liabilities	21,004	12,050
Acquisition costs and liabilities	14,759	17,258
Professional fees	14,064	12,799
Sales and other taxes payable	11,855	8,364
Sales and marketing incentives	11,294	10,795
Income taxes payable	7,747	4,528
Other	11,085	10,345
Total	$207,548	$215,178

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Deferred Revenue
Deferred revenue consisted of the following (dollars in thousands):

	December 31, 2012	September 30, 2012
Current Liabilities:
Deferred maintenance revenue	$119,738	$114,036
Unearned revenue	129,170	92,574
Total current deferred revenue	$248,908	$206,610
Long-term Liabilities:
Deferred maintenance revenue	$49,333	$43,763
Unearned revenue	78,039	64,718
Total long-term deferred revenue	$127,372	$108,481
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
The increase in the deferred maintenance revenue is primarily related to an increase in Imaging maintenance and support.  The increase in unearned revenue is primarily related to Healthcare software transactions for which we do not have fair value of post-contract customer support, resulting in ratable revenue recognition for the arrangements.

10.	Restructuring and Other Charges, net
The following table sets forth accrual activity relating to our restructuring reserves for the three months ended December 31, 2012 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2012	$1,708	$32	$1,740
Restructuring charges, net	2,717	558	3,275
Cash payments	(681)	(119)	(800)
Balance at December 31, 2012	$3,744	$471	$4,215
Restructuring charges, net by segment are as follows (dollars in thousands):

	Three Months Ended December 31,
	2012			2011
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$653	$558	$1,211	$284	$54	$338
Mobile and Consumer	1,099	—	1,099	574	804	1,378
Enterprise	—	—	—	666	—	666
Imaging	822	—	822	72	—	72
Corporate	143	—	143	464	—	464
Total restructuring expense	$2,717	$558	$3,275	$2,060	$858	$2,918
For the three months ended December 31, 2012, we recorded net restructuring charges of $3.3 million, which included a $2.7 million severance charge related to the elimination of approximately 58 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired. In addition to the restructuring charges, we recorded a gain of

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$1.6 million related to the sale of an immaterial line of business from our Transcend acquisition in the three months ended December 31, 2012 which is included in Other charges, net in our consolidated statements of operations.

11.	Debt and Credit Facilities
At December 31, 2012 and September 30, 2012, we had the following borrowing obligations (dollars in thousands):

	December 31, 2012	September 30, 2012
5.375% Senior Notes due 2020, net of unamortized premium of $6.0 million at December 31, 2012	$1,055,973	$700,000
2.75% Convertible Debentures due 2031, net of unamortized discount of $130.8 million and $136.4 million, respectively	559,163	553,587
2.75% Convertible Debentures due 2027, net of unamortized discount of $16.1 million and $18.4 million, respectively	233,931	231,552
Credit Facility	485,845	630,596
Other	85	170
Total long-term debt	$2,334,997	$2,115,905
Less: current portion	4,919	380,094
Non-current portion of long-term debt	$2,330,078	$1,735,811
5.375% Senior Notes due 2020
On October 22, 2012, we issued $350.0 million aggregate principal amount of our 5.375% Senior Notes due 2020 (the "Notes"). The Notes were issued pursuant to an indenture agreement dated August 14, 2012 related to our existing $700.0 million aggregate principal amount of 5.375% Senior Notes due 2020 issued in the fourth quarter of fiscal 2012. Total proceeds received in the quarter ended December 31, 2012, net of issuance costs, were $353.4 million. On October 31, 2012, we used $143.5 million of the net proceeds to pay the term loans under the Credit Facility originally maturing in March 2013.
2.75% Convertible Debentures due 2027
Our stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended September 30, 2012. Accordingly, the 2027 Convertible Debentures due 2027 (the "2027 Debentures") were convertible at the holders' option during the quarter ended December 31, 2012 and therefore were classified as current liabilities at September 30, 2012.
During the 30 consecutive trading day measurement period ended December 31, 2012, the trading price of our stock did not exceed the conversion threshold price for the required minimum of 20 days, and therefore the holders' will not have the option to convert their shares in the quarter ended March 31, 2013. The 2027 Debentures are classified as long-term obligations at December 31, 2012.
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
Credit Facility
Our credit facility consists of a $75 million revolving credit line including letters of credit, and a term loan with remaining balance of $485.8 million. The term loan has a final maturity date of March 31, 2016. The revolving credit facility matures March 31, 2015. At December 31, 2012, there were $6.7 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.
The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2012, we were in compliance with the covenants under the Credit Facility.
Under the terms of the amended Credit Facility, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate, which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars, divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at December 31, 2012 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing March 2016	2.00%	3.00%
Revolving facility due March 2015	1.25% - 2.25%(a)	2.25% - 3.25%(a)

(a)	The margin is determined based on our leverage ratio and credit rating at the date the interest rates are reset on the revolving credit line.

At December 31, 2012 the applicable margins were 3.00%, with an effective rate of 3.22%, on the term loans maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of December 31, 2012, the commitment fee rate was 0.375%.
The Credit Facility includes a provision for an annual excess cash flow sweep, as defined in the agreement, payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. No excess cash flow sweep was required in the first quarter of fiscal 2013 as no excess cash flow, as defined, was generated in fiscal 2012. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Net (Loss) Income Per Share
The following table sets forth the computation for basic and diluted net (loss) income per share in accordance with the two-class method (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2012	2011
Numerator:
Basic
Net (loss) income	$(22,096)	$9,340
Allocation of undistributed earnings to preferred stockholders	—	(108)
Net (loss) income available to common stockholders — basic	$(22,096)	$9,232
Diluted
Net (loss) income available to common stockholders — diluted	$(22,096)	$9,340
Denominator:
Basic
Weighted average common shares outstanding	312,571	304,011
Diluted
Weighted average common shares outstanding — basic	312,571	304,011
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	—	3,562
Employee stock compensation plans	—	7,584
Warrants	—	2,691
2027 Convertible Debentures	—	2,583
Other contingently issuable shares	—	105
Weighted average common shares outstanding — diluted	312,571	320,536
Net (loss) income per share:
Basic	$(0.07)	$0.03
Diluted	$(0.07)	$0.03
Common equivalent shares are excluded from the computation of diluted net (loss) income per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 14.8 million and 3.4 million shares for the three months ended December 31, 2012 and 2011, respectively, have been excluded from the computation of diluted net (loss) income per share because their inclusion would be anti-dilutive.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended December 31,
	2012	2011
Cost of product and licensing	$185	$92
Cost of professional services and hosting	2,403	4,406
Cost of maintenance and support	2,103	45
Research and development	8,860	5,883
Selling and marketing	16,847	11,817
General and administrative	14,873	10,544
Total	$45,271	$32,787
Included in stock-based compensation for the three months ended December 31, 2012 is $11.4 million of expense related to awards that will be made as part of the annual bonus plan to employees. This compares to $9.5 million in the three months ended December 31, 2011 related to the annual bonus plan awards. The annual bonus pool is determined by management and approved by the Compensation Committee of the Board of Directors based on financial performance targets approved at the beginning of the year. If these targets are achieved, the awards will be settled in shares based on the total bonus earned and the grant date fair value of the shares awarded to each employee.

Stock Options
The table below summarizes activity relating to stock options for the three months ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2012	6,139,280	$11.24
Exercised	(305,830)	$6.23
Forfeited	(22,486)	$5.35
Expired	(478)	$7.14
Outstanding at December 31, 2012	5,810,486	$11.53	3.0 years	$62.7	million
Exercisable at December 31, 2012	5,715,146	$11.54	2.9 years	$61.6	million
Exercisable at December 31, 2011	5,653,453	$9.86	3.1 years	$86.5	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on December 31, 2012 ($22.32) and the exercise price of the underlying options.

As of December 31, 2012, the total unamortized fair value of stock options was $1.2 million, with a weighted average remaining recognition period of 1.9 years. The weighted-average intrinsic value of stock options exercised during the three months ended December 31, 2012 and 2011 was $5.2 million and $15.2 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Units
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested Restricted Units is $0.001 per share. The table below summarizes activity relating to Restricted Units for the three months ended December 31, 2012:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2012	4,670,280	7,740,612
Granted	1,430,650	3,818,972
Earned/released	(1,546,008)	(3,048,983)
Forfeited	(255,292)	(123,693)
Outstanding at December 31, 2012	4,299,630	8,386,908
Weighted average remaining recognition period of outstanding Restricted Units	2.2 years	2.0 years
Unearned stock-based compensation expense of outstanding Restricted units	$95.7 million	$146.4 million
Aggregate intrinsic value of outstanding Restricted Units(a)	$96.0 million	$187.2 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on December 31, 2012 ($22.32) and the exercise price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	Three Months Ended December 31,
	2012	2011
Weighted-average grant-date fair value per share	$22.25	$25.06
Total intrinsic value of shares vested (in millions)	$100.9	$81.9
Restricted Stock Awards
Restricted Stock Awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to Restricted Stock Awards:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2012	750,000	$25.80
Granted	750,000	$22.32
Vested	(250,000)	$25.80
Outstanding at December 31, 2012	1,250,000	$23.71
Weighted average remaining recognition period of outstanding Restricted Awards	2.4 years
Unearned stock-based compensation expense of outstanding Restricted Awards	$28.5 million
Aggregate intrinsic value of outstanding Restricted Awards	$27.9 million

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of weighted-average grant-date fair value and intrinsic value of all Restricted Stock Awards vested is as follows:

	Three Months Ended December 31,
	2012	2011
Weighted-average grant-date fair value per share	$22.32	$25.80
Total intrinsic value of shares vested (in millions)	$5.3	$—

14.	Income Taxes
The components of benefit from income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2012	2011
Domestic	$(16,488)	$(11,100)
Foreign	7,927	1,691
Benefit from income taxes	$(8,561)	$(9,409)
Effective tax rate	27.9%	13,636.2%
The effective income tax rate was 27.9% and 13,636.2% for the three months ended December 31, 2012 and 2011, respectively. Our current effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to earnings in foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate. This rate differential is driven by our subsidiaries in Ireland. During the same period of last fiscal year, we recorded a $12.2 million benefit for income taxes due to the release of the valuation allowance resulting from a one-time tax benefit recorded in connection with the acquisition of Swype for which a net deferred tax liability, primarily associated with acquired intangible assets, was recorded in purchase accounting.

At December 31, 2012 and September 30, 2012, the liability for income taxes associated with uncertain tax positions was $18.5 million and $17.2 million, respectively, and is included in other long-term liabilities. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

Our effective income tax rate is based upon the income for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by subsidiaries in Ireland. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.

15.	Commitments and Contingencies
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
Guarantees and Other

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

16.	Segment and Geographic Information and Significant Customers

We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile and Consumer, Enterprise and Imaging. Segment profit is an important measure used for evaluating performance and for decision-making purposes and reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. Segment profit represents income from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other income (expense), net and certain unallocated corporate expenses.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We do not track our assets by operating segment; consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three Months Ended December 31,
	2012	2011
Segment revenues(a):
Healthcare	$217,374	$145,250
Mobile and Consumer	131,731	108,520
Enterprise	83,696	75,843
Imaging	59,616	52,436
Total segment revenues	492,417	382,049
Acquisition-related revenues	(30,149)	(21,406)
Total consolidated revenues	462,268	360,643
Segment profit:
Healthcare	89,135	74,056
Mobile and Consumer	39,826	34,841
Enterprise	21,669	15,077
Imaging	23,060	20,870
Total segment profit	173,690	144,844
Corporate expenses and other, net	(30,137)	(20,782)
Acquisition-related revenues and cost of revenues adjustment	(27,666)	(19,086)
Stock-based compensation	(45,271)	(32,787)
Amortization of intangible assets	(41,736)	(38,137)
Acquisition-related costs, net	(15,733)	(14,611)
Restructuring and other charges, net	(1,667)	(2,864)
Costs associated with IP collaboration agreements	(5,250)	(5,250)
Other income (expense), net	(36,887)	(11,396)
Loss before income taxes	$(30,657)	$(69)

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three Months Ended December 31,
	2012	2011
United States	$340,288	$276,462
International	121,980	84,181
Total revenues	$462,268	$360,643

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings” and “Risk Factors,” under Items 1 and 1A, respectively, of Part II of this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

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

We are organized in four segments; Healthcare, Mobile and Consumer, Enterprise, and Imaging. Our solutions and services address our four segments:

•
Healthcare.  We provide a comprehensive set of solutions and services that support the clinical documentation process from capturing the patient encounter with their physician, to improved clinical documentation, coding, compliance and reimbursement. Our hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, and allow us to deliver scalable, highly productive medical transcription solutions. We offer solutions that leverage the captured information and with state-of-the-art coding, compliance and record management which streamlines health information management ("HIM") processes to drive compliance and reimbursement. Through Clinical Documentation Improvement programs, we bridge the gap between physicians and coders. These solutions will significantly streamline speed and completeness of documentation so that providers can shorten the time between the patient visit and the payment for that visit. Our solutions also enable us to accelerate future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription. Trends in our healthcare business include a growing customer preference for hosted solutions, increasing interest in the use of mobile devices to access healthcare systems and records, and increasing international interest. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products. Over the last several quarters, we have signed several new contracts for our hosted solutions, and the volume processed in these services has steadily increased. We are investing to expand our product set to address these opportunities, expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

•
Mobile and Consumer.  Our portfolio of mobile and consumer solutions and services includes an integrated suite of voice control and text-to-speech solutions, dictation applications, predictive text technologies, mobile messaging services and emerging services such as dictation, Web search and voicemail-to-text. Our suite of Dragon general purpose desktop and portable computer dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. In particular, we have focused in recent quarters on integrating our Dragon technology and brand initiatives across mobile and consumer markets. Trends in our mobile-consumer segment include device manufacturers requiring custom applications to deliver unique and differentiated products such as virtual assistants, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and automobiles to address the growing concern of distracted driving, and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers and tablet computers. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products to help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We are investing to increase our capabilities and capacity to help device manufacturers build custom applications, to increase the capacity of our data centers, to increase the number, kinds and capacity of network services, to enable developers to access our technology, and to expand both awareness and channels for our direct-to-consumer products.

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

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, is as follows:

•	Total revenue increased by $101.6 million to $462.3 million;

•	Net income decreased by $31.4 million to a loss of $22.1 million;

•	Gross margins decreased by 2.1 percentage points to 60.5%;

•	Operating margins decreased by 1.8 percentage points to 1.3%; and

•	Cash provided by operating activities increased by $33.4 million to $122.9 million.

In addition to the above key financial metrics, we also focus on certain non-financial performance indicators. A summary of these key non-financial performance indicators as of and for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions increased 29% to approximately 5.1 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Estimated three-year value of on-demand contracts increased 56% to approximately $2.1 billion. We determine this value as of the end of the period reported, by using our best estimate of all anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Product and licensing	$197.9	$164.7	$33.2	20.2%
Professional services and hosting	200.3	139.6	60.7	43.5%
Maintenance and support	64.1	56.3	7.8	13.9%
Total Revenues	$462.3	$360.6	$101.7	28.2%
United States	$340.3	$276.4	$63.9	23.1%
International	122.0	84.2	37.8	44.9%
Total Revenues	$462.3	$360.6	$101.7	28.2%
The geographic split for the three months ended December 31, 2012, was 74% of total revenues in the United States and 26% internationally, compared to 77% of total revenues in the United States and 23% internationally for the same period last year. The increase in the proportion of revenue generated internationally was primarily driven by growth in our embedded business for automotive and handsets in our Mobile and Consumer segment.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Product and licensing revenue	$197.9	$164.7	$33.2	20.2%
As a percentage of total revenue	42.8%	45.7%
The increase in product and licensing revenue for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, consisted of a $14.2 million increase in Mobile and Consumer revenue driven by a $10.8 million increase in sales of our embedded solutions. Healthcare product and licensing revenue increased $8.2 million driven by sales of our computer-assisted coding solutions from our recent acquisition. Enterprise product and licensing revenue increased $7.4 million due to strong demand for our on-premise solutions.

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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Professional services and hosting revenue	$200.3	$139.6	$60.7	43.5%
As a percentage of total revenue	43.3%	38.7%
The increase in professional services and hosting revenue for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, consisted of a $49.0 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $37.3 million was due to our fiscal 2012 and 2013 acquisitions. Mobile and Consumer professional services and hosting revenue increased $10.3 million, primarily attributable to a $5.8 million increase driven by transactional volume growth in our connected mobile services and a $4.9 million increase in professional services to support the implementation of our embedded automotive and handset solutions.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Maintenance and Support revenue	$64.1	$56.3	$7.8	13.9%
As a percentage of total revenue	13.9%	15.6%
The increase in maintenance and support revenue for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, consisted of a $2.7 million increase in Enterprise revenue driven by continued strength in renewals and strong on-premise license sales and a $2.5 million increase in Healthcare revenue contributed by our Dragon Medical solutions.

Costs and Expenses
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Cost of product and licensing revenue	$26.3	$18.8	$7.5	39.9%
As a percentage of product and licensing revenue	13.3%	11.4%
The increase in cost of product and licensing revenue for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily due to a $5.9 million increase in Healthcare cost of product and licensing revenue driven by our fiscal 2012 and 2013 acquisitions resulting in part in a 1.9 percentage point decrease in our gross margin.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Cost of professional services and hosting revenue	$125.2	$90.2	$35.0	38.8%
As a percentage of professional services and hosting revenue	62.5%	64.6%

The increase in the cost of professional services and hosting revenue for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was due to a $33.7 million increase in Healthcare costs driven primarily by growth in our on-demand solutions, including the impact from our fiscal 2012 and 2013 acquisitions. Gross margin increased 2.1 percentage points primarily driven by a 3.2 percentage point increase in gross margin due to improved efficiencies and increased automation, as well as a 1.4 percentage point improvement in gross margin due to a $2.0 million decrease in stock-based compensation expense. These increases were offset by a decrease in gross margin of 2.6 percentage points resulting from our fiscal 2012 and 2013 acquisitions.

Given the continued mix shift towards our professional services and hosting revenue driven primarily by our Healthcare business, our total gross margin decreased 2.1 percentage points and we expect this trend to continue in fiscal 2013.

Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Cost of maintenance and support revenue	$14.8	$11.0	$3.8	34.5%
As a percentage of maintenance and support revenue	23.1%	19.5%
The increase in cost of maintenance and support revenue for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily due to a $2.1 increase in stock-based compensation expense. The increase in stock-based compensation expense reduced gross margin by 3.7 percentage points. Excluding the impact from stock-based compensation expense, the gross margin remained relatively flat between the periods.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Total research and development expense	$68.7	$52.1	$16.6	31.9%
As a percentage of total revenue	14.9%	14.4%
The increase in research and development expense for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily attributable to a $12.7 million increase in compensation expense, driven by headcount growth including additional headcount from our acquisitions during the period, as well as a $3.0 million increase in stock-based compensation expense.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Total sales and marketing expense	$117.1	$90.4	$26.7	29.5%
As a percentage of total revenue	25.3%	25.1%
The increase in sales and marketing expense for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily attributable to a $16.8 million increase in compensation expense, driven primarily by headcount growth including additional headcount from our acquisitions during the period, as well as a $5.0 million increase in stock-based compensation expense. Additionally, marketing and channel program spending increased $6.4 million to drive revenue growth as part of demand generation activities.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisors including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Total general and administrative expense	$44.8	$31.3	$13.5	43.1%
As a percentage of total revenue	9.7%	8.7%
The increase in general and administrative expense for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily attributable to a $9.5 million increase in compensation expense, driven primarily by headcount growth and a $4.3 million increase in stock-based compensation expense. Additionally, professional services costs increased $4.2 million due to increase legal costs associated with on-going litigation.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Cost of revenue	$16.3	$14.9	$1.4	9.4%
Operating expenses	25.4	23.2	2.2	9.5%
Total amortization expense	$41.7	$38.1	$3.6	9.4%
As a percentage of total revenue	9.0%	10.6%
The increase in amortization of intangible assets for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily attributable to the amortization of acquired intangible assets from our business acquisitions during the period.

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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Professional service fees	$9.4	$10.5	$(1.1)	(10.5)%
Transition and integration costs	6.3	3.4	2.9	85.3%
Acquisition-related adjustments	—	0.7	(0.7)	(100.0)%
Total Acquisition-related costs, net	$15.7	$14.6	$1.1	7.5%
As a percentage of total revenue	3.4%	4.0%
The increase in acquisition-related costs, net for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily attributable to an increase of $3.1 million in contingent earn-out payments treated as compensation expense related to our acquisition of JA Thomas during the first quarter of fiscal 2013.
Restructuring and Other Charges, Net
The following table sets forth the activity relating to the restructuring accruals included in Restructuring and other charges, net for the three months ended December 31, 2012 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2012	$1.7	$—	$1.7
Restructuring charges	2.7	0.6	3.3
Cash payments	(0.7)	(0.1)	(0.8)
Balance at December 31, 2012	$3.7	$0.5	$4.2
For the three months ended December 31, 2012, we recorded net restructuring charges of $3.3 million, which included a $2.7 million severance charge related to the elimination of approximately 58 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired. In addition to the restructuring charges, we recorded a gain of $1.6 million related to the sale of an immaterial line of business from our Transcend acquisition in the three months ended December 31, 2012 which is included in Other charges, net.
Other (Expense) Income
Other (expense) income consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other (expense) income, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Interest income	$0.5	$0.6	$(0.1)	(16.7)%
Interest expense	(34.1)	(17.7)	(16.4)	92.7%
Other (expense) income, net	(3.3)	5.7	(9.0)	(157.9)%
Total other expense, net	$(36.9)	$(11.4)	$(25.5)	223.7%
As a percentage of total revenue	(8.0)%	(3.2)%

The increase in interest expense for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was due to the issuance of the 2031 Debentures in the first quarter of fiscal 2012, the issuance of $700.0 million of Senior Notes in the fourth quarter of fiscal 2012, as well as an additional $350.0 million of Senior Notes issued in fiscal 2013. Other (expense) income, net decreased $9.0 million, primarily driven by a decrease in the income related to our security price guarantees in the period.
Benefit from Income Taxes
The following table shows the benefit from income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2012	2011
Benefit from income taxes	$(8.6)	$(9.4)	$0.8	(8.5)%
Effective income tax rate	27.9%	13,636.2%
The effective income tax rate was 27.9% and 13,636.2% for the three months ended December 31, 2012 and 2011, respectively. Our current effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to earnings in foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate. This rate differential is driven by our subsidiaries in Ireland. During the same period of last fiscal year, we recorded a $12.2 million benefit for income taxes due to the release of the valuation allowance resulting from a one-time tax benefit recorded in connection with the acquisition of Swype for which a net deferred tax liability, primarily associated with acquired intangible assets, was recorded in purchase accounting.

Our effective income tax rate is based upon the income for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by subsidiaries in Ireland. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.

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
Segment revenues include certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. Segment revenues also include revenue that we would have otherwise recognized had we not acquired intellectual property and other assets from the same customer. We include these revenues and the related cost of revenues to allow for more complete comparisons to the financial results of historical operations, forward-looking guidance and the financial results of peer companies and in evaluating management performance.
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

	Three Months Ended December 31,		Change	Percent Change
	2012	2011
Segment Revenues
Healthcare	$217.4	$145.3	$72.1	49.6%
Mobile and Consumer	131.7	108.5	23.2	21.4%
Enterprise	83.7	75.8	7.9	10.4%
Imaging	59.6	52.4	7.2	13.7%
Total segment revenues	$492.4	$382.0	110.4	28.9%
Less: acquisition related revenues	(30.1)	(21.4)	(8.7)	40.7%
Total revenues	$462.3	$360.6	$101.7	28.2%
Segment Profit
Healthcare	$89.1	$74.1	15.0	20.2%
Mobile and Consumer	39.8	34.8	5.0	14.4%
Enterprise	21.7	15.1	6.6	43.7%
Imaging	23.1	20.9	2.2	10.5%
Total segment profit	$173.7	$144.9	$28.8	19.9%
Segment Profit Margin
Healthcare	41.0%	51.0%	(10.0)
Mobile and Consumer	30.2%	32.1%	(1.9)
Enterprise	25.9%	19.9%	6.0
Imaging	38.8%	39.9%	(1.1)
Total segment profit margin	35.3%	37.9%	(2.6)
Segment Revenue
Three Months Ended December 31, 2012

•
Healthcare segment revenue increased $72.1 million for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, primarily attributable to revenue growth in our on-demand solutions. Professional services and hosting revenue increased $53.5 million due to growth in on-demand transactional volume, of which $39.0 million of the increase was due to additional volume resulting from our acquisitions during fiscal 2012 and 2013. Product and licensing revenues increased $14.9 million primarily driven by sales of our computer-assisted coding and clinical documentation improvement solutions from our recent acquisitions during the period.

•
Mobile and Consumer segment revenue increased $23.2 million for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. Our professional services and hosting revenue grew $11.9 million, primarily attributable to an increase of $7.2 million driven by transactional volume growth in our connected mobile services and a $5.1 million increase in professional services to support the implementation of our embedded automotive and handset solutions. Our product and licensing revenue grew $10.3 million, driven by growth in our embedded automotive, handset and other consumer electronics.

•
Enterprise segment revenue increased $7.9 million for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. Our product and licensing revenue grew $3.7 million, due to strong demand in our on-premise solutions. Maintenance and support revenues increased $2.7 million driven by continued strength in customer renewals and strong on-premise license sales.

•
Imaging segment revenue increased $7.2 million for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, due to growth in product and licensing sales from our MFP products driven by our acquisitions during the period.

Segment Profit
Three Months Ended December 31, 2012

•
Healthcare segment profit for the three months ended December 31, 2012 increased 20.2% over the same period last year, driven by segment revenue growth of 49.6%, partially offset by increased costs from growth in sales of our on-demand solutions and investment in research and development. Segment profit margin decreased 10.0 percentage points, from 51.0% last year to 41.0% during the current period. This decrease was primarily driven by a decrease of 8.4 percentage points in margin due to an increased proportion of revenues coming from our on-demand services, including the impact of our acquisitions, and a decrease of 1.8 percentage points due to increased investments in research and development.

•
Mobile and Consumer segment profit for the three months ended December 31, 2012 increased 14.4% over the same period last year, primarily due to segment revenue growth of 21.4%, partially offset by increased investment in research and development and marketing. Segment profit margin decreased 1.9 percentage points, from 32.1% last year to 30.2% during the current period. This decrease was primarily driven by a 1.4 percentage point increase in marketing, a 1.3 percentage point increase in research and development spending, offset by a 0.7 percentage point improvement in margin due to improved efficiencies and increased automation.

•
Enterprise segment profit for the three months ended December 31, 2012 increased 43.7% over the same period last year, driven primarily by product and licensing revenue growth. Segment profit margin increased 6.0 percentage points, from 19.9% last year to 25.9% in the current period. This increase benefited from favorable mix of product and licensing revenues and improved cost measures, contributing to an increase in gross margins of 5.8 percentage points. Also included in the segment profit margin improvement was 3.1 percentage points driven by lower research and development spending. These improvements were offset by a 2.2 percentage point increase in selling expenses.

•
Imaging segment profit for the three months ended December 31, 2012 increased 10.5% over the same period last year, resulting primarily from segment revenue growth of 13.7%, partially offset by an increase in selling expense. Segment profit margin decreased by 1.1 percentage points, from 39.9% last year to 38.8% in the current period. This decrease was primarily driven by a 0.7 percentage point increase in selling expenses and a 0.6 percentage point increase in research and development spending.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $961.1 million as of December 31, 2012, a decrease of $168.7 million as compared to $1,129.8 million as of September 30, 2012. Our working capital was $974.4 million as of December 31, 2012, as compared to $736.5 million as of September 30, 2012. Cash and cash equivalents held by our international operations totaled $62.1 million and $78.8 million at December 31, 2012 and September 30, 2012, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the withholding taxes payable as a result would have a material impact to our liquidity. As of December 31, 2012, our total accumulated deficit was $183.3 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended December 31, 2012 was $122.9 million, an increase of $33.4 million, as compared to cash provided by operating activities of $89.5 million for the three months ended December 31, 2011. The net increase was primarily driven by the following factors:

•	An increase in cash flows of $30.1 million from overall increase in deferred revenue;

•	An increase in cash flows of $9.2 million generated by changes in working capital excluding deferred revenue; and

•	Offset by a decrease in cash flows of $5.9 million resulting from a decrease in net income, exclusive of non-cash adjustment items.

Cash Used in Investing Activities
Cash used in investing activities for the three months ended December 31, 2012 was $460.8 million, an increase of $350.9 million, as compared to cash used in investing activities of $109.9 million for the three months ended December 31, 2011. The net increase was primarily driven by the following factors:

•
An increase in cash outflows of $334.4 million for business and technology acquisitions, primarily driven by the cash consideration paid in connection with our business acquisitions during the quarter;

•	A decrease in cash inflows of $20.3 million from sales and maturities of our marketable securities and other investments;

•
A decrease in cash inflows of $6.7 million from restricted cash related to the release of cash placed in an irrevocable standby letter of credit account which was dispersed upon satisfaction of a liability assumed in connection with our acquisition of SpinVox; and

•	Offset by a decrease in cash outflows of $10.5 million for capital expenditures during the quarter ended December 31, 2012.

Cash Provided by Financing Activities
Cash provided by financing activities for the three months ended December 31, 2012 was $169.6 million, a decrease of $277.2 million, as compared to cash provided by financing activities of $446.8 million for the three months ended December 31, 2011. The net decrease was primarily driven by the following factors:

•
A decrease in cash inflows of $324.0 million from the issuance of long-term debt. Total proceeds from the issuance of our 5.375% Senior Notes due 2020 in the quarter ended December 31, 2012, net of issuance costs, were $353.4 million as compared to $676.6 million from the issuance of the 2031 Debentures, net of issuance costs in the quarter ended December 31, 2011;

•	An increase in cash outflows of $143.5 million in October 2012 to pre-pay the term loans originally scheduled to mature in March 2013;

•
A $10.9 million increase in cash outflows as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting activities during the three months ended December 31, 2012 as compared to the same period in 2011; and

•	Offset by a decrease in cash outflows of $200.0 million that we used to repurchase 8.5 million shares of our common stock during the quarter ended December 31, 2011.

Credit Facilities and Debt

5.375% Senior Notes due 2020
On August 14, 2012, we issued $700 million aggregate principal amount of 5.375% Senior Notes (the "Notes") in a private placement due on August 15, 2020. The proceeds from the Notes were approximately $689.1 million, net of issuance costs. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears, beginning on February 15, 2013. On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of the Notes due 2020, pursuant to the indenture agreement dated August 14, 2012. Total proceeds received in the quarter ended December 31, 2012, net of issuance costs, were $353.4 million.
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
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after December 31, 2011 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $690 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2012, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.
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
Our stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended September 30, 2012. Accordingly, the 2027 Debentures were convertible at the holders' option during the quarter ended December 31, 2012 and therefore were classified as current liabilities at September 30, 2012.
During the 30 consecutive trading day measurement period ended December 31, 2012, the trading price of our stock did not exceed the conversion threshold price for the required minimum of 20 days, and therefore the holders' will not have the option to convert their shares in the quarter ended March 31, 2013. The 2027 Debentures are classified as long-term obligations at December 31, 2012.
The difference between the carrying value of the 2027 Debentures and the $250.0 million principal amount reflects the unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized over the expected term of the convertible debt. Because the 2027 Debentures were convertible at September 30, 2012, an amount equal to the $18.4 million unamortized portion of the original issue discount was separately classified in our consolidated balance sheets as temporary equity and referred to as “Equity component of currently redeemable convertible debentures” at that date.
Credit Facility
Our credit facility consists of a $75 million revolving credit line including letters of credit, and a term loan with remaining balance of $485.8 million. The term loan has a final maturity date of March 31, 2016. The revolving credit facility matures March 31, 2015. At December 31, 2012, there were $6.7 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.
The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2012, we were in compliance with the covenants under the Credit Facility.
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

Description	Base Rate Margin	LIBOR Margin
Term loans maturing March 2016	2.00%	3.00%
Revolving facility due March 2015	1.25% - 2.25%(a)	2.25% - 3.25%(a)

(a)	The margin is determined based on our leverage ratio and credit rating at the date the interest rates are reset on the revolving credit line.

At December 31, 2012 the applicable margins were 3.00%, with an effective rate of 3.22%, on the remaining balance maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of December 31, 2012, the commitment fee rate was 0.375%.
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
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations as of December 31, 2012 (dollars in millions):

Contractual Obligations	Payments Due by Fiscal Year Ended September 30,
	Total	Remaining 2013	2014 and 2015	2016 and 2017	Thereafter
Credit Facility(1)	$485.8	$3.6	$9.6	$472.6	$—
Convertible Debentures(2)	940.0	—	250.0	—	690.0
Senior Notes	1,050.0	—	—	—	1,050.0
Interest payable on long-term debt(3)	606.9	81.3	188.5	158.4	178.7
Letters of Credit(4)	6.7	6.4	0.3	—	—
Operating leases	172.3	26.4	58.7	45.8	41.4
Purchase commitments for inventory, property and equipment(5)	7.8	7.8	—	—	—
Collaboration agreements(6)	26.3	22.5	3.8	—	—
Other long-term liabilities assumed(7)	7.9	1.9	5.0	1.0	—
Deferred acquisition payments	5.7	5.7	—	—	—
Total contractual cash obligations	$3,309.4	$155.6	$515.9	$677.8	$1,960.1

(1)	Principal is paid on a quarterly basis under the Credit Facility.

(2)
Holders of the 2027 Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022. Holders of the 2031 Debentures have the right to require us to redeem the Debentures on November 1, 2017, 2021, and 2026.

(3)
Interest on the Credit Facility is due and payable monthly and is estimated using the effective interest rate as of December 31, 2012. Interest is due and payable semi-annually under 2027 Debentures and 2031 Debentures at a rate of 2.75%. Interest is due and payable semi-annually on the Senior notes at a rate of 5.375%.

(4)	Letters of Credit are in place primarily to secure future operating lease payments.

(5)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(6)	Payments under the research collaboration agreements are payable in cash or common stock at our option.

(7)
Obligations include assumed long-term liabilities relating to a restructuring program initiated by a previous acquisition in 2003. The restructuring program related to the closing of a facility with a lease term set to expire in 2016. The total contractual obligation under the lease is $7.9 million. As of December 31, 2012, we have sub-leased certain of the office space related to the facility to unrelated third parties. Total sublease income under contractual terms is expected to be $4.9 million, which ranges from $0.7 million to $1.6 million on an annualized basis through 2016.

The gross liability for unrecognized tax benefits as of December 31, 2012 was $18.5 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Contingent Liabilities and Commitments
In connection with some of our acquisitions, we agree to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.

In connection with our acquisition of J.A. Thomas ("JA Thomas") in October 2012, we agreed to make deferred payments to the former shareholders of JA Thomas of up to $25.0 million in October 2014, contingent upon the continued employment of certain named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the named executives terminates their employment prior to the payment date.

In connection with our acquisition of Swype, Inc. ("Swype") in October 2011, we agreed to make deferred payments to the former shareholders of Swype of up to $25.0 million in April 2013, contingent upon the continued employment of three named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the three executives terminates their employment prior to the payment date or if any losses occur to which we would be entitled to indemnification under the merger agreement.
In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. On October 4, 2012, the arbitration panel issued its conclusion indicating that no additional payments to the former shareholders under the Vocada agreement are required. Vocada shareholders have filed a motion to vacate this ruling. At December 31, 2012, we have not recorded any obligation related to these earn-out provisions.
Off-Balance Sheet Arrangements
Through December 31, 2012, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2012 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $108.3 million at December 31, 2012. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.
At December 31, 2012, we held approximately $961 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio or results of operations.
At December 31, 2012, our total outstanding debt balance exposed to variable interest rates was $486 million. A hypothetical one percentage point increase in interest rates, would result in an increase in our interest expense relative to our outstanding variable rate debt of $4.9 million per annum.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of December 31, 2012, we have security price guarantees outstanding covering approximately 796,000 shares. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flow.
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
Our debentures trade in the financial markets, and the fair value at December 31, 2012 was $329.9 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on December 31, 2012 of approximately $286.6 million. A 10% increase in the stock price over the December 31, 2012 closing price of $22.32 would result in an estimated $21.0 million increase to the fair value and a $28.7 million increase to the conversion value of the debentures. Given the current trading value of the debentures, the greatest value to the holders of the debentures would be to sell the debentures in the open market in order to maximize their return. Based on this, we believe that the holders may not have a significant economic incentive to convert prior to the first redemption date in August 2014.
2031 Debentures
The fair value of our 2031 Debentures is dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market value of the debentures will generally increase or decrease as the market price of our common stock changes. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. However, increases in the value of our common stock above $41.99 for a specified period of time may provide the holders of the debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement. Our debentures trade in the financial markets, and the fair value at December 31, 2012 was $744.0 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on December 31, 2012 of approximately $476.8 million. A 10% increase in the stock price over the December 31, 2012 closing price of $22.32 would result in an estimated $35.7 million increase to the fair value and a $47.7 million increase to the conversion value of the 2031 Debentures.

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
This information is included in Note 15, Commitments and Contingencies, in the accompanying notes to consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.

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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2012, we had identified intangible assets of approximately $1,019.6 million, net of accumulated amortization, and goodwill of approximately $3.2 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.
We have a significant amount of debt. As of December 31, 2012, we had a total of $2,475.9 million of gross debt outstanding, $485.8 million in term loans due in March 2016 under an amended and restated agreement signed in July 2011, $1,050.0 million of senior notes due in 2020 and $940.0 million in convertible debentures. Investors may require us to redeem the 2027 Debentures totaling $250.0 million in aggregate principal amount in August 2014, or sooner if the closing sale price of our common stock is more than 120% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through March 2015. As of December 31, 2012, there were $6.7 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
In addition, approximately $485.8 million of our debt outstanding as of December 31, 2012 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
We reported net income of $207.1 million and $38.2 million in fiscal 2012 and 2011, respectively, net losses of $19.1 million for the fiscal year 2010 and have a total accumulated deficit of $183.3 million as of December 31, 2012. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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
As of December 31, 2012, Warburg Pincus, a global private equity firm, beneficially owned approximately 17.5% of our outstanding common stock, including 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 7, 2013.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement by and among Nuance, J.A. Thomas and Associates, Inc., the shareholders of J.A. Thomas and Associates and Donald Leeper, as the shareholder representative, dated October 1, 2012.	8-K	0-27038	2.1	10/5/2012
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	0-27038	3.2	3/15/2004
10.1	Purchase Agreement dated October 15, 2012, by and among Nuance Communications, Inc., the guarantors party thereto and Morgan Stanley & Co. LLC	8-K	0-27038	10.1	10/16/2012
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes of Consolidated Financial Statements.
						X