Form 10-Q
period 2013-03-31
Nuance Communications, Inc.
filed 2013-05-07
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of April 30, 2013 was 317,750,908.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$173,886	$176,466	$371,786	$341,200
Professional services and hosting	213,264	155,535	413,569	295,117
Maintenance and support	63,849	58,340	127,912	114,667
Total revenues	450,999	390,341	913,267	750,984
Cost of revenues:
Product and licensing	22,943	17,691	49,252	36,455
Professional services and hosting	138,534	97,221	263,690	187,375
Maintenance and support	13,098	10,893	27,895	21,913
Amortization of intangible assets	16,610	14,867	32,920	29,801
Total cost of revenues	191,185	140,672	373,757	275,544
Gross profit	259,814	249,669	539,510	475,440
Operating expenses:
Research and development	72,553	53,992	141,274	106,046
Sales and marketing	98,348	84,354	215,483	174,751
General and administrative	29,990	41,149	74,774	72,464
Amortization of intangible assets	26,001	21,905	51,427	45,108
Acquisition-related costs, net	15,448	14,986	31,181	29,597
Restructuring and other charges, net	5,062	2,536	6,729	5,400
Total operating expenses	247,402	218,922	520,868	433,366
Income from operations	12,412	30,747	18,642	42,074
Other (expense) income:
Interest income	405	648	943	1,241
Interest expense	(33,878)	(19,951)	(67,995)	(37,671)
Other (expense) income, net	(4,113)	913	(7,421)	6,644
(Loss) income before income taxes	(25,174)	12,357	(55,831)	12,288
Provision (benefit) for income taxes	674	11,467	(7,887)	2,058
Net (loss) income	$(25,848)	$890	$(47,944)	$10,230
Net (loss) income per share:
Basic	$(0.08)	$0.00	$(0.15)	$0.03
Diluted	$(0.08)	$0.00	$(0.15)	$0.03
Weighted average common shares outstanding:
Basic	315,473	305,282	314,006	304,643
Diluted	315,473	322,642	314,006	321,792
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	Unaudited (In thousands)
Net (loss) income	$(25,848)	$890	$(47,944)	$10,230
Other comprehensive (loss) income:
Foreign currency translation adjustment	(17,972)	16,479	(10,861)	1,674
Recognition of pension loss amortization	33	24	166	70
Unrealized losses on marketable securities	—	6	—	4
Unrealized gains on cash flow hedge derivatives	—	(20)	—	(20)
Total other comprehensive (loss) income, net	(17,939)	16,489	(10,695)	1,728
Comprehensive (loss) income	$(43,787)	$17,379	$(58,639)	$11,958

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,005,302	$1,129,761
Accounts receivable, less allowances for doubtful accounts of $6,334 and $6,933	372,571	381,417
Prepaid expenses and other current assets	108,333	102,564
Deferred tax asset	82,565	87,564
Total current assets	1,568,771	1,701,306
Land, building and equipment, net	132,648	116,134
Goodwill	3,224,086	2,955,477
Intangible assets, net	969,372	906,538
Other assets	195,863	119,585
Total assets	$6,090,740	$5,799,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,847	$148,542
Redeemable convertible debentures	—	231,552
Contingent and deferred acquisition payments	25,007	49,685
Accounts payable	119,367	113,196
Accrued expenses and other current liabilities	169,324	215,178
Deferred revenue	249,934	206,610
Total current liabilities	568,479	964,763
Long-term debt	2,336,750	1,735,811
Deferred revenue, net of current portion	138,354	108,481
Deferred tax liability	189,282	160,614
Other liabilities	89,018	82,665
Total liabilities	3,321,883	3,052,334
Commitments and contingencies (Notes 4 and 15)
Equity component of currently redeemable convertible debentures	—	18,430
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 321,193 and 315,821 shares issued and 317,442 and 312,070 shares outstanding	321	316
Additional paid-in capital	3,007,517	2,908,302
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(17,725)	(7,030)
Accumulated deficit	(209,099)	(161,155)
Total stockholders’ equity	2,768,857	2,728,276
Total liabilities and stockholders’ equity	$6,090,740	$5,799,040
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2013	2012
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net (loss) income	$(47,944)	$10,230
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	102,576	90,290
Stock-based compensation	74,913	70,808
Non-cash interest expense	19,577	16,064
Deferred tax benefit	(24,228)	(11,230)
Other	(1,102)	1,412
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	30,281	(34,298)
Prepaid expenses and other assets	(11,517)	(4,149)
Accounts payable	2,147	15,841
Accrued expenses and other liabilities	9,501	(2,963)
Deferred revenue	61,830	38,048
Net cash provided by operating activities	216,034	190,053
Cash flows from investing activities:
Capital expenditures	(29,588)	(37,775)
Payments for business and technology acquisitions, net of cash acquired	(474,259)	(126,833)
Proceeds from sales and maturities of marketable securities and other investments	181	20,759
Change in restricted cash balances	—	6,747
Net cash used in investing activities	(503,666)	(137,102)
Cash flows from financing activities:
Payments of debt	(146,123)	(3,326)
Proceeds from long-term debt, net of issuance costs	352,392	676,037
Payments for repurchases of common stock	—	(199,997)
(Payments for) proceeds from settlement of share-based derivatives	(3,801)	9,020
Payments of other long-term liabilities	(1,320)	(5,391)
Excess tax benefits on employee equity awards	—	7,000
Proceeds from issuance of common stock from employee stock plans	13,085	17,431
Cash used to net share settle employee equity awards	(49,518)	(36,139)
Net cash provided by financing activities	164,715	464,635
Effects of exchange rate changes on cash and cash equivalents	(1,542)	1,930
Net (decrease) increase in cash and cash equivalents	(124,459)	519,516
Cash and cash equivalents at beginning of period	1,129,761	447,224
Cash and cash equivalents at end of period	$1,005,302	$966,740
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendment is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. We believe adoption of this new guidance will not have a material impact on our financial statements as these updates have an impact on presentation only.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Business Acquisitions

Fiscal 2013 Acquisitions
During fiscal 2013, we acquired several businesses for total purchase consideration of $465.0 million. The most significant of these acquisitions was J.A. Thomas and Associates ("JA Thomas") in October 2012 for cash consideration totaling approximately $242.6 million together with a deferred payment of $25.0 million contingent on the continued employment of certain key executives. The deferred payment will be recorded as compensation expense over the requisite employment period, and included in acquisition-related costs, net in our consolidated statement of operations. JA Thomas provides Clinical Documentation Improvement solutions to hospitals, primarily in the U.S., and is included in our Healthcare segment. The remaining acquisitions are not material and were made in each of our segments. These acquisitions are treated as stock purchases for accounting purposes, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes, except for JA Thomas where we may elect to treat this acquisition as a taxable merger under provisions contained in the Internal Revenue Service regulations. Should such an election be made in the future, the goodwill resulting from this acquisition would be deductible for tax purposes. The results of operations of these acquisitions have been included in our financial results from the applicable acquisition date. A summary of the preliminary allocation of the purchase consideration for our fiscal 2013 acquisitions is as follows (dollars in thousands):

Fiscal 2013
Total purchase consideration:
Cash	$465,043

Allocation of the purchase consideration:
Cash	$21,299
Accounts receivable	23,717
Goodwill	281,510
Identifiable intangible assets (a)	157,052
Other assets	20,891
Total assets acquired	504,469
Current liabilities	(13,955)
Deferred tax liability	(23,933)
Other long term liabilities	(1,538)
Total liabilities assumed	(39,426)
Net assets acquired	$465,043

(a)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	Amount	Weighted Average Life (Years)
Core and completed technology	$19,831	5.7
Customer relationships	132,558	11.5
Trade name	4,283	4.6
Non-Compete agreements	380	3.0
Total	$157,052
The preliminary fair value estimates for the assets acquired and liabilities assumed for certain acquisitions completed during fiscal 2013 and 2012 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain receivables and liabilities acquired and identifiable intangible assets.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Proforma Results
The following table shows unaudited pro forma results of operations as if we had acquired Vlingo and Transcend on October 1, 2011 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue	$450,999	$425,855	$913,267	$820,698
Net (loss) income	(25,848)	3,706	(47,944)	19,835
Net (loss) income per share (diluted)	$(0.08)	$0.01	$(0.15)	$0.06

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
Acquisition-Related Costs, net
Acquisition-related costs include costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related activities including services provided by third-parties; (ii) professional service fees, including third party costs related to the acquisition, and legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended.
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Transition and integration costs	$11,636	$2,844	$17,899	$6,213
Professional service fees	3,812	12,229	13,282	22,733
Acquisition-related adjustments	—	(87)	—	651
Total	$15,448	$14,986	$31,181	$29,597

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Contingent Acquisition Payments
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
In connection with our acquisition of Swype, Inc. ("Swype") in October 2011, we agreed to make deferred payments to the former shareholders of Swype of up to $25.0 million in April 2013, contingent upon the continued employment of three named executives and certain other conditions. The contingent payments were subject to reduction by amounts specified in the merger agreement in the event that any of the three executives terminated their employment prior to the payment date or if any losses occurred to which we were entitled to indemnification under the merger agreement. The portion of the deferred payment that was payable to the three named executives was recognized as compensation expense over the 18 month employment period and included in acquisition-related costs, net in our consolidated statement of operations. The remaining liability is included in the total purchase consideration and has been recorded at its estimated fair value at the acquisition date of $16.4 million. In April 2013, upon completion of the required employment condition, we made a cash payment of $25.0 million to the former shareholders of Swype.
In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. On October 4, 2012, the arbitration panel issued its decision that no additional payment to the former shareholders under the Vocada agreement was required. Certain of the Vocada shareholders have filed a motion to vacate this ruling. At March 31, 2013, we have not recorded any obligation related to this earn-out.

5.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the six months ended March 31, 2013, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2012	$2,955,477	906,538
Acquisitions	281,510	162,410
Dispositions	(1,443)	(1,988)
Purchase accounting adjustments	(5,326)	(11,300)
Amortization	—	(84,347)
Effect of foreign currency translation	(6,132)	(1,941)
Balance at March 31, 2013	$3,224,086	$969,372

In April 2013, we determined that lower than expected results for our fiscal 2013 second quarter and the revised fiscal 2013 forecast for the full fiscal year earnings represent a triggering event requiring an interim goodwill impairment test. Our initial assessment does not indicate that we have an impairment in any of our reporting units, however we expect to complete an interim impairment test on all of our reporting units during the third quarter of fiscal 2013.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally we enter into contracts for less than 90 days, and at March 31, 2013 and September 30, 2012, we had outstanding contracts with a total notional value of $90.4 million and $83.9 million, respectively.
We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other (expense) income, net in our consolidated statements of operations.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other (expense) income, net in our consolidated statements of operations.
The following is a summary of the outstanding shares subject to security price guarantees at March 31, 2013 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
March 1, 2013	17,124	September 1, 2013	$313

The following table provides a quantitative summary of the fair value of our derivative instruments as of March 31, 2013 and September 30, 2012 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		March 31, 2013	September 30, 2012
Foreign currency contracts	Prepaid expenses and other current assets	$195	$1,047
Security Price Guarantees	Prepaid expenses and other current assets	33	1,758
Net fair value of non-hedge derivative instruments		$228	$2,805
The following tables summarize the activity of derivative instruments for the three and six months ended March 31, 2013 and 2012 (dollars in thousands):

		Three Months Ended March 31,		Six Months Ended March 31,
	Location of Gain (Loss) Recognized in Income	2013	2012	2013	2012
Foreign currency contracts	Other (expense) income, net	$(329)	$731	$(434)	$99
Security price guarantees	Other (expense) income, net	$(3,015)	$718	$(5,526)	$6,238
Other Financial Instruments
Financial instruments, including cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of our long-term debt approximated $2,571.1 million (face value $2,474.6 million) and $2,522.2 million (face value $2,270.7 million) at March 31, 2013 and September 30, 2012, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the term loan portion of our Credit Facility, and the Convertible Debentures are traded and the fair values are based upon trading prices as of the reporting dates. The fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at March 31, 2013 and September 30, 2012. Our other debt obligations are not traded and the fair values of these instruments are assumed to approximate their carrying values at each respective reporting date.

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
ASC 820, Fair Value Measures and Disclosures, establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.
Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and September 30, 2012 consisted of (dollars in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$902,733	$—	$—	$902,733
US government agency securities(a)	1,000	—	—	1,000
Foreign currency exchange contracts(b)	—	195	—	195
Security price guarantees(c)	—	33	—	33
Total assets at fair value	$903,733	$228	$—	$903,961
Liabilities:
Contingent earn-out(d)	—	—	17,259	17,259
Total liabilities at fair value	$—	$—	$17,259	$17,259

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$971,091	$—	$—	$971,091
Time deposits(b)	—	39,344	—	39,344
US government agency securities(a)	1,000	—	—	1,000
Foreign currency exchange contracts(b)	—	1,047	—	1,047
Security price guarantees(c)	—	1,758	—	1,758
Total assets at fair value	$972,091	$42,149	$—	$1,014,240
Liabilities:
Contingent earn-out(d)	$—	$—	$16,980	$16,980
Total liabilities at fair value	$—	$—	$16,980	$16,980

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

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

The changes in the fair value of contingent earn-out liabilities are as follows (dollars in thousands):

	Three Months Ended March 31,	Six Months Ended March 31,
	2013	2013
Balance at beginning of period	$17,112	$16,980
Charges to acquisition-related costs, net	147	279
Balance as of March 31, 2013	$17,259	$17,259
Earn-out payments are payable based on achieving the specified performance criteria during defined post-acquisition time periods in accordance with the purchase and sale agreement for each acquisition.

8.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2013	September 30, 2012
Compensation	$78,741	$125,180
Cost of revenue related liabilities	17,098	12,050
Accrued interest payable	15,932	13,859
Acquisition costs and liabilities	14,658	17,258
Sales and other taxes payable	11,487	8,364
Sales and marketing incentives	10,083	10,795
Professional fees	8,952	12,799
Income taxes payable	1,500	4,528
Other	10,873	10,345
Total	$169,324	$215,178

9.	Deferred Revenue
Deferred revenue consisted of the following (dollars in thousands):

	March 31, 2013	September 30, 2012
Current Liabilities:
Deferred maintenance revenue	$125,118	$114,036
Unearned revenue	124,816	92,574
Total current deferred revenue	$249,934	$206,610
Long-term Liabilities:
Deferred maintenance revenue	$46,769	$43,763
Unearned revenue	91,585	64,718
Total long-term deferred revenue	$138,354	$108,481
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs . Other amounts may include gains or losses on non-controlling strategic equity interests, and gains or losses on sales of non-strategic assets or product lines. The following table sets forth accrual activity relating to our restructuring reserves for the six months ended March 31, 2013 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2012	$1,708	$32	$1,740
Restructuring charges, net	6,629	922	7,551
Cash payments	(3,542)	(196)	(3,738)
Balance at March 31, 2013	$4,795	$758	$5,553
Restructuring charges, net by segment are as follows (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$468	$—	$468	$158	$7	$165
Mobile and Consumer	1,444	364	1,808	739	(207)	532
Enterprise	1,078	—	1,078	616	—	616
Imaging	218	—	218	128	—	128
Corporate	704	—	704	1,014	—	1,014
Total restructuring expense	$3,912	$364	$4,276	$2,655	$(200)	$2,455

	Six Months Ended March 31,
	2013			2012
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$1,121	$558	$1,679	$442	$61	$503
Mobile and Consumer	2,543	364	2,907	1,313	597	1,910
Enterprise	1,078	—	1,078	1,282	—	1,282
Imaging	1,040	—	1,040	200	—	200
Corporate	847	—	847	1,478	—	1,478
Total restructuring expense	$6,629	$922	$7,551	$4,715	$658	$5,373
For the six months ended March 31, 2013, we recorded net restructuring charges of $7.6 million, which included a $6.6 million severance charge related to the elimination of approximately 164 personnel across multiple functions. In addition to the restructuring charges, we recorded a net loss of $0.8 million in the three months ended March 31, 2013 and a net gain of $0.8 million in the six months ended March 31, 2013 related to the sales of two immaterial product lines, which is included in Restructuring and Other Charges, net in our consolidated statements of operations.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt and Credit Facilities
At March 31, 2013 and September 30, 2012, we had the following borrowing obligations (dollars in thousands):

	March 31, 2013	September 30, 2012
5.375% Senior Notes due 2020, net of unamortized premium of $5.8 million at March 31, 2013	$1,055,778	$700,000
2.75% Convertible Debentures due 2031, net of unamortized discount of $125.2 million and $136.4 million, respectively	564,843	553,587
2.75% Convertible Debentures due 2027, net of unamortized discount of $13.6 million and $18.4 million, respectively	236,325	231,552
Credit Facility	484,631	630,596
Other	20	170
Total long-term debt	$2,341,597	$2,115,905
Less: current portion	4,847	380,094
Non-current portion of long-term debt	$2,336,750	$1,735,811
5.375% Senior Notes due 2020
On October 22, 2012, we issued $350.0 million aggregate principal amount of our 5.375% Senior Notes due 2020 (the "Notes"). The Notes were issued pursuant to an indenture agreement dated August 14, 2012 related to our existing $700.0 million aggregate principal amount of 5.375% Senior Notes due 2020 issued in the fourth quarter of fiscal 2012. Total proceeds received, net of issuance costs, were $352.4 million. On October 31, 2012, we used $143.5 million of the net proceeds to pay the term loans under the Credit Facility originally maturing in March 2013.
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
During the 30 consecutive trading day measurement period ended March 31, 2013, the trading price of our stock did not exceed the conversion threshold price for the required minimum of 20 days, and therefore the holders' will not have the option to convert their shares in the quarter ended March 31, 2013. The 2027 Debentures are classified as long-term obligations at March 31, 2013.
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
Credit Facility
Our credit facility consists of a $75 million revolving credit line including letters of credit, and a term loan with remaining balance of $484.6 million. The term loan has a final maturity date of March 31, 2016. The revolving credit facility matures March 31, 2015. At March 31, 2013, there were $6.4 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.
The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2013, we were in compliance with the covenants under the Credit Facility.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the amended Credit Facility, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate, which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars, divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at March 31, 2013 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing March 2016	2.00%	3.00%
Revolving facility due March 2015	1.25% - 2.25%(a)	2.25% - 3.25%(a)

(a)	The margin is determined based on our leverage ratio and credit rating at the date the interest rates are reset on the revolving credit line.

At March 31, 2013 the applicable margins were 3.00%, with an effective rate of 3.21%, on the term loans maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of March 31, 2013, the commitment fee rate was 0.375%.
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
The following table sets forth the computation for basic and diluted net (loss) income per share in accordance with the two-class method (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Numerator:
Basic
Net (loss) income	$(25,848)	$890	$(47,944)	$10,230
Allocation of undistributed earnings to preferred stockholders	—	(10)	—	(118)
Net (loss) income available to common stockholders — basic	$(25,848)	$880	$(47,944)	$10,112
Diluted
Net (loss) income available to common stockholders — diluted	$(25,848)	$890	$(47,944)	$10,230
Denominator:
Basic
Weighted average common shares outstanding	315,473	305,282	314,006	304,643
Diluted
Weighted average common shares outstanding — basic	315,473	305,282	314,006	304,643
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	—	3,562	—	3,562
Employee stock compensation plans	—	7,331	—	7,566
Warrants	—	2,702	—	2,745
2027 Convertible Debentures	—	3,614	—	3,122
Other contingently issuable shares	—	151	—	154
Weighted average common shares outstanding — diluted	315,473	322,642	314,006	321,792
Net (loss) income per share:
Basic	$(0.08)	$0.00	$(0.15)	$0.03
Diluted	$(0.08)	$0.00	$(0.15)	$0.03
Common equivalent shares are excluded from the computation of diluted net (loss) income per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 14.1 million and 4.0 million shares for the three months ended March 31, 2013 and 2012, respectively, and 14.4 million and 3.7 million shares for the six months ended March 31, 2013 and 2012, respectively, have been excluded from the computation of diluted net (loss) income per share because their inclusion would be anti-dilutive.

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
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Cost of product and licensing	$168	$10	$353	$102
Cost of professional services and hosting	4,489	6,105	6,892	10,511
Cost of maintenance and support	430	260	2,533	305
Research and development	7,849	5,970	16,709	11,853
Selling and marketing	12,526	10,390	29,373	22,207
General and administrative	4,180	15,286	19,053	25,830
Total	$29,642	$38,021	$74,913	$70,808

Stock Options
The table below summarizes activity relating to stock options for the six months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2012	6,139,280	$11.24
Exercised	(636,005)	$6.96
Forfeited	(40,329)	$9.22
Expired	(1,128)	$5.34
Outstanding at March 31, 2013	5,461,818	$11.76	2.8 years	$46.0	million
Exercisable at March 31, 2013	5,404,645	$11.77	2.8 years	$45.5	million
Exercisable at March 31, 2012	5,239,085	$10.05	2.9 years	$81.4	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on March 31, 2013 ($20.18) and the exercise price of the underlying options.

As of March 31, 2013, the total unamortized fair value of stock options was $0.7 million, with a weighted average remaining recognition period of 1.7 years. The weighted-average intrinsic value of stock options exercised during the six months ended March 31, 2013 and 2012 was $10.1 million and $23.7 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Units
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested Restricted Units is $0.001 per share. The table below summarizes activity relating to Restricted Units for the six months ended March 31, 2013:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2012	4,670,280	7,740,612
Granted	2,139,941	4,998,880
Earned/released	(1,579,008)	(3,850,656)
Forfeited	(305,792)	(279,168)
Outstanding at March 31, 2013	4,925,421	8,609,668
Weighted average remaining recognition period of outstanding Restricted Units	2.3 years	2.1 years
Unearned stock-based compensation expense of outstanding Restricted Units	$100.6 million	$147.0 million
Aggregate intrinsic value of outstanding Restricted Units(a)	$99.4 million	$173.7 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on March 31, 2013 ($20.18) and the exercise price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value and intrinsic value of all Restricted Units vested during the periods noted is as follows:

	Six Months Ended March 31,
	2013	2012
Weighted-average grant-date fair value per share	$22.32	$25.76
Total intrinsic value of shares vested (in millions)	$117.6	$93.8
Restricted Stock Awards
Restricted Stock Awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to Restricted Stock Awards for the six months ended March 31, 2013:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2012	750,000	$25.80
Granted	750,000	$22.32
Vested	(250,000)	$25.80
Outstanding at March 31, 2013	1,250,000	$23.71
Weighted average remaining recognition period of outstanding Restricted Awards	2.2 years
Unearned stock-based compensation expense of outstanding Restricted Awards	$25.4 million
Aggregate intrinsic value of outstanding Restricted Awards	$25.2 million
A summary of weighted-average grant-date fair value and intrinsic value of all Restricted Stock Awards vested during the periods noted is as follows:

	Six Months Ended March 31,
	2013	2012
Weighted-average grant-date fair value per share	$22.32	$25.80
Total intrinsic value of shares vested (in millions)	$5.3	$—

14.	Income Taxes
The components of benefit from income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Domestic	$(5,432)	$9,267	$(17,576)	$(1,842)
Foreign	6,106	2,200	9,689	3,900
Provision (benefit) from income taxes	$674	$11,467	$(7,887)	$2,058
Effective tax rate	(2.7)%	92.8%	14.1%	16.7%
The effective income tax rate was (2.7)% and 14.1% for the three and six months ended March 31, 2013, respectively. Our current effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the effect of non-deductible expenditures offset by the rate differential on foreign profits and tax credits.
The effective income tax rate was 92.8% and 16.7% for the three and six months ended March 31, 2012 respectively. The higher effective tax rate in fiscal 2012 was driven by higher non-deductible expenditures, offset by a one-time tax benefit of $12.2 million in connection with the acquisition of Swype, for which a net deferred tax liability was recorded in purchase accounting at the time of the acquisition, resulting in a release of our valuation allowance.
Our effective income tax rate is primarily based upon the income adjusted for non-deductible expenditures for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. As of March 31, 2013, we anticipate our international profits to be lower in 2013 as compared to 2012 and therefore, we expect the benefit from our foreign rate differential to be lower in 2013.
At March 31, 2013 and September 30, 2012, the liability for income taxes associated with uncertain tax positions was $18.9 million and $17.4 million, respectively, and is included in other long-term liabilities. If these benefits were recognized, they would favorably impact the effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next twelve months.

15.	Commitments and Contingencies
Litigation and Other Claims
Like many companies in the software industry, we have, from time to time, been notified of claims that we may be infringing on, or contributing to the infringement of, the intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to us or that in all cases the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by us.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We do not track our assets by operating segment; consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to (loss) income before income taxes (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Segment revenues(a):
Healthcare	$229,397	$149,940	$446,771	$295,190
Mobile and Consumer	116,173	115,064	247,904	223,584
Enterprise	74,486	91,368	158,182	167,211
Imaging	63,974	61,349	123,590	113,785
Total segment revenues	484,030	417,721	976,447	799,770
Acquisition-related revenues	(33,031)	(27,380)	(63,180)	(48,786)
Total consolidated revenues	450,999	390,341	913,267	750,984
Segment profit:
Healthcare	89,626	69,669	178,761	143,725
Mobile and Consumer	36,655	49,727	76,481	84,568
Enterprise	13,399	32,648	35,068	47,725
Imaging	27,564	27,954	50,624	48,824
Total segment profit	167,244	179,998	340,934	324,842
Corporate expenses and other, net	(26,172)	(26,436)	(56,309)	(47,218)
Acquisition-related revenues and cost of revenues adjustment	(30,439)	(25,250)	(58,105)	(44,336)
Stock-based compensation	(29,642)	(38,021)	(74,913)	(70,808)
Amortization of intangible assets	(42,611)	(36,772)	(84,347)	(74,909)
Acquisition-related costs, net	(15,448)	(14,986)	(31,181)	(29,597)
Restructuring and other charges, net	(5,062)	(2,536)	(6,729)	(5,400)
Costs associated with IP collaboration agreements	(5,458)	(5,250)	(10,708)	(10,500)
Other (expense) income, net	(37,586)	(18,390)	(74,473)	(29,786)
(Loss) income before income taxes	$(25,174)	$12,357	$(55,831)	$12,288

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
United States	$324,304	$259,162	$664,592	$535,624
International	126,695	131,179	248,675	215,360
Total revenues	$450,999	$390,341	$913,267	$750,984

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

We are organized in four segments; Healthcare, Mobile and Consumer, Enterprise, and Imaging. Our solutions and services address our four segments:

•
Healthcare.  We provide a comprehensive set of solutions and services that support the clinical documentation process from capturing the patient encounter with their physician, to improved clinical documentation, coding, compliance and reimbursement. Our hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, and allow us to deliver scalable, highly productive medical transcription solutions. We offer solutions that leverage the captured information and with state-of-the-art coding, compliance and record management which streamlines health information management ("HIM") processes to drive compliance and reimbursement through time-based licenses. Through Clinical Documentation Improvement ("CDI") programs, we bridge the gap between physicians and coders. These solutions will significantly streamline speed and completeness of documentation so that providers can shorten the time between the patient visit and the payment for that visit. Our solutions also enable us to accelerate future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription. Trends in our healthcare business include continuing customer preference for hosted solutions, increasing interest in the use of mobile devices to access healthcare systems and records, and increasing international interest. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products, as well as transactions which involve the sale of multiple solutions, such as both hosted transcription services and Dragon Medical licenses. Over the last several quarters, we have signed several new contracts for our hosted solutions and also acquired new customers through the acquisition of transcription services organizations. Although the volume processed in our hosted transcription services has steadily increased due to the expanding customer base, we have experienced some erosion in lines processed when customers adopt electronic medical record (EMR) systems, and when in some cases customers use our licensed Dragon Medical product to support input into the EMR. We are investing to expand our product set to address these opportunities, expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

•
Mobile and Consumer.  Our portfolio of mobile and consumer solutions and services includes an integrated suite of voice control and text-to-speech solutions, dictation applications, predictive text technologies, mobile messaging services and emerging services such as dictation, Web search and voicemail-to-text. Our suite of Dragon general purpose desktop and portable computer dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. In particular, we have focused in recent quarters on integrating our Dragon technology and brand initiatives across mobile and consumer markets. Our Dragon desktop software licensing has been impacted by recent trends in PC sales and structural changes in the Windows software distribution channel. We have strategies in place to mitigate this, including expansion into an OEM distribution model and new subscription based license models. Trends in our mobile-consumer segment include device manufacturers requiring custom applications to deliver unique and differentiated products such as virtual assistants, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and automobiles to address the growing concern of distracted driving, and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers and tablet computers. Frequently, these solutions require us to supply a broader set of technologies, such as cloud-based speech recognition, natural language understanding, dialog management and text-to speech, compared to predecessor solutions, and generally we charge a higher price for the broader technology set. Within given levels of our technology set, we have seen pricing pressures from our OEM partners in our mobile handset business. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services, as well as products to help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional upfront licensing of our mobile products and solutions. We are investing to increase our capabilities and capacity to help device manufacturers build custom applications, to increase the capacity of our data centers, to increase the number, kinds and capacity of network services, to enable developers to access our technology, and to expand both awareness and channels for our direct-to-consumer products.

•
Enterprise.  We deliver a portfolio of customer service business intelligence and authentication solutions that are designed to help companies better support, understand and communicate with their customers. Our solutions include the use of technologies such as speech recognition, natural language understanding, text-to-speech, biometric voice recognition and analytics to automate caller identification and authorization, call steering, completion of tasks such as updates, purchases and information retrieval, and automated outbound notifications. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities for our customers. In addition, we offer solutions that can meet customer care needs through direct interaction with thin-client applications on cell phones, enabling customers to very quickly send and retrieve relevant information. Trends in our enterprise business include increasing interest in the use of mobile applications and web sites to access customer care systems and records, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. We are investing to expand our product set to address these opportunities, to increase efficiency of our hosted applications, expand our capabilities and capacity to help customers build custom applications, and broaden our relationships with new hardware and systems integrator partners serving the market.

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

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We have made additional investments in 2013 in protecting our patent portfolio with increased spending on patent litigation and patent prosecution activities.

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

Strategy

In fiscal 2013, we will continue to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We have increased our focus on operating efficiencies, expense and hiring discipline and acquisition synergies to improve gross margins and operating margins. We intend to pursue growth through the following key elements of our strategy:

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

•
Pursue Strategic Acquisitions and Partnerships.  We have selectively pursued strategic acquisitions to expand our technology, solutions and resources to complement our organic growth. We have also formed key partnerships with other important companies in our markets of interest, and intend to continue to do so in the future where it will enhance the value of our business. We have proven experience in integrating businesses and technologies and in delivering enhanced value to our customers, partners, employees and shareholders. We intend to continue to pursue acquisitions that enhance our solutions, serve specific vertical markets and strengthen our technology portfolio. We have slowed the pace and reduced the size of acquisitions to focus our resources on driving organic growth.
Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, is as follows:

•	Total revenue increased by $162.3 million to $913.3 million;

•	Net income decreased by $58.2 million to a loss of $47.9 million;

•	Gross margins decreased by 4.2 percentage points to 59.1%;

•	Operating margins decreased by 3.6 percentage points to 2.0%; and

•	Cash provided by operating activities increased by $25.9 million to $216.0 million.
In addition to the above key financial metrics, we also focus on certain non-financial performance indicators. A summary of these key non-financial performance indicators as of March 31, 2013, as compared to March 31, 2012, is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions increased 26% to approximately 5.2 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Estimated three-year value of on-demand contracts increased 52% to approximately $2.1 billion. We determine this value as of the end of the period reported, by using our best estimate of all anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

In April 2013, we determined that lower than expected results for our fiscal 2013 second quarter and the revised fiscal 2013 forecast for the full fiscal year earnings represent a triggering event requiring an interim goodwill impairment test. Our initial assessment does not indicate that we have an impairment in any of our reporting units, however we expect to complete an interim impairment test on all of our reporting units during the third quarter of fiscal 2013.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Product and licensing	$173.9	$176.5	$(2.6)	(1.5)%	$371.8	$341.2	$30.6	9.0%
Professional services and hosting	213.3	155.5	57.8	37.2%	413.6	295.1	118.5	40.2%
Maintenance and support	63.8	58.3	5.5	9.4%	127.9	114.7	13.2	11.5%
Total Revenues	$451.0	$390.3	$60.7	15.6%	$913.3	$751.0	$162.3	21.6%
United States	$324.3	$259.1	$65.2	25.2%	$664.6	$535.6	$129.0	24.1%
International	126.7	131.2	(4.5)	(3.4)%	248.7	215.4	33.3	15.5%
Total Revenues	$451.0	$390.3	$60.7	15.6%	$913.3	$751.0	$162.3	21.6%

The geographic split for the three months ended March 31, 2013, was 72% of total revenues in the United States and 28% internationally, compared to 66% of total revenues in the United States and 34% internationally for the same period last year. The geographic split for the six months ended March 31, 2013, was 73% of total revenues in the United States and 27% internationally, compared to 71% of total revenues in the United States and 29% internationally for the same period last year. The increase in the proportion of revenue generated domestically was driven by revenues from our recent acquisitions in our Healthcare segment, which are primarily located in the U.S.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Product and licensing revenue	$173.9	$176.5	$(2.6)	(1.5)%	$371.8	$341.2	$30.6	9.0%
As a percentage of total revenue	38.6%	45.2%			40.7%	45.4%
The decrease in product and licensing revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, consisted of a $16.9 million increase in Healthcare revenue driven primarily by sales of our computer assisted documentation, coding, CDI and analytics solutions from our recent acquisitions. This increase was offset by a $7.2 million decrease in Mobile and Consumer licensing revenue driven by lower sales of embedded handset licenses, a $6.0 million decrease in Enterprise on-premise solutions primary in Europe and a $5.4 million decrease in sales of our multi-function peripheral products in Imaging.
The increase in product and licensing revenue for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, consisted of a $25.1 million increase in Healthcare product and licensing revenue driven primary by sales of our computer assisted documentation, coding, CDI and analytics solutions from our recent acquisitions. Mobile and Consumer product and licensing revenue increased $7.0 million.
As a percentage of total revenue, product and licensing revenue decreased from 45.4% to 40.7% for the six months ended March 31, 2013. This decrease is driven by our Healthcare acquisitions in fiscal 2012 and 2013, which have a higher proportion of on-demand hosting revenue. We expect this relationship to continue through the remainder of fiscal 2013.
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

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Professional services and hosting revenue	$213.3	$155.5	$57.8	37.2%	$413.6	$295.1	$118.5	40.2%
As a percentage of total revenue	47.3%	39.8%			45.3%	39.3%
The increase in professional services and hosting revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, consisted of a $49.8 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $43.1 million was due to our fiscal 2012 and 2013 acquisitions. Mobile and Consumer professional services and hosting revenue increased $9.7 million, primarily attributable to a $5.9 million increase driven by transactional volume growth in our connected mobile services and a $4.5 million increase in professional services to support the implementation of our embedded and connected automotive and handset solutions.
The increase in professional services and hosting revenue for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, consisted of a $98.7 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $80.5 million was due to our fiscal 2012 and 2013 acquisitions. Mobile and Consumer professional services and hosting revenue increased $20.0 million, primarily attributable to an $11.7 million increase driven by transactional volume growth in our connected mobile services and a $9.4 million increase in professional services to support the implementation of our embedded and connected automotive and handset solutions.

As a percentage of total revenue, professional services and hosting revenue increased from 39.3% to 45.3% for the six months ended March 31, 2013. This increase is driven by our Healthcare acquisitions in fiscal 2012 and 2013, which have a higher proportion of on-demand hosting revenue. We expect this relationship to continue through the remainder of fiscal 2013.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Maintenance and support revenue	$63.8	$58.3	$5.5	9.4%	$127.9	$114.7	$13.2	11.5%
As a percentage of total revenue	14.1%	15.0%			14.0%	15.3%
The increase in maintenance and support revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, included a $2.8 million increase in Healthcare revenue driven by sales of our Dragon Medical solutions.
The increase in maintenance and support revenue for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, included a $5.3 million increase in Healthcare revenue driven by sales of our Dragon Medical solutions, and a $4.1 million increase in Enterprise revenue driven by strong maintenance renewals and license bookings in 2012.

Costs and Expenses
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Cost of product and licensing revenue	$22.9	$17.7	$5.2	29.4%	$49.3	$36.5	$12.8	35.1%
As a percentage of product and licensing revenue	13.2%	10.0%			13.3%	10.7%
The increase in cost of product and licensing revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily due to a $5.2 million increase in Healthcare costs driven by our acquisition of Quantim in fiscal 2012, contributing in part to a 3.2 percentage point decrease in our gross margin.
The increase in cost of product and licensing revenue for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, was primarily due to a $11.1 million increase in Healthcare costs driven by our acquisition of Quantim in fiscal 2012, contributing in part to a 2.6 percentage point decrease in our gross margin.
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

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Cost of professional services and hosting revenue	$138.5	$97.2	$41.3	42.5%	$263.7	$187.4	$76.3	40.7%
As a percentage of professional services and hosting revenue	64.9%	62.5%			63.8%	63.5%

The increase in the cost of professional services and hosting revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was due to a $37.8 million increase in Healthcare costs driven primarily by growth in our on-demand solutions, including the impact from our fiscal 2012 and 2013 acquisitions. Gross margin decreased 2.4 percentage points primarily driven by a decrease in gross margin of 1.6 percentage points resulting from our fiscal 2012 and 2013 acquisitions.

The increase in the cost of professional services and hosting revenue for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, was due to a $71.6 million increase in Healthcare costs driven primarily by growth in our on-demand solutions, including the impact from our fiscal 2012 and 2013 acquisitions. Gross margin decreased 0.3% percentage points primarily driven by a 2.9 percentage point decrease in gross margin resulting from our fiscal 2012 and 2013 acquisitions. The decrease was offset by a 1.2 percentage point increase in gross margin due to improved efficiencies and increased automation, together with a 1.2 percentage point improvement in gross margin due to decrease in stock-based compensation expense.

Given the continued mix shift towards our professional services and hosting revenue driven primarily by our Healthcare business, our total gross margin decreased 4.2% percentage points for the six months ended March 31, 2013 and we expect this gross margin relationship to continue in fiscal 2013.

Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Cost of maintenance and support revenue	$13.1	$10.9	$2.2	20.2%	$27.9	$21.9	$6.0	27.4%
As a percentage of maintenance and support revenue	20.5%	18.7%			21.8%	19.1%
The increase in cost of maintenance and support revenue for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily due to a $2.0 million increase in costs driven by our acquisitions in the Healthcare and Imaging segments during fiscal 2012 and 2013.
The increase in cost of maintenance and support revenue for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, was primarily due to a $3.4 million increase in costs driven by our acquisitions in the Healthcare and Imaging segments during the period.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Research and development expense	$72.6	$54.0	$18.6	34.4%	$141.3	$106.0	$35.3	33.3%
As a percentage of total revenue	16.1%	13.8%			15.5%	14.1%
The increase in research and development expense for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily attributable to a $10.6 million increase in compensation expense, driven by headcount growth including additional headcount from our acquisitions during fiscal 2012 and 2013, as well as a $1.9 million increase in stock-based compensation expense.
The increase in research and development expense for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, was primarily attributable to a $20.3 million increase in compensation expense, driven by headcount growth including additional headcount from our acquisitions during the period, as well as a $4.9 million increase in stock-based compensation expense.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Sales and marketing expense	$98.3	$84.4	$13.9	16.5%	$215.5	$174.8	$40.7	23.3%
As a percentage of total revenue	21.8%	21.6%			23.6%	23.3%
The increase in sales and marketing expense for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily attributable to a $9.5 million increase in compensation expense, including commission expense, driven primarily by headcount growth including additional headcount from our acquisitions during the period, as well as a $2.1 million increase in stock-based compensation expense.
The increase in sales and marketing expense for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, was primarily attributable to a $21.2 million increase in compensation expense, including commission expense, driven primarily by headcount growth including additional headcount from our acquisitions during the period, as well as a $7.2 million increase in stock-based compensation expense. Additionally, marketing and channel program spending increased $9.0 million to drive revenue growth as part of demand generation activities.
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

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
General and administrative expense	$30.0	$41.1	$(11.1)	(27.0)%	$74.8	$72.5	$2.3	3.2%
As a percentage of total revenue	6.7%	10.5%			8.2%	9.7%
The decrease in general and administrative expense for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily attributable to an $11.1 million decrease in stock-based compensation expense due to less expense related to performance-based awards and bonus resulting from lower than expected results in fiscal 2013.
The increase in general and administrative expense for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, was primarily attributable to a $9.0 million increase in compensation expense, driven primarily by headcount growth including additional headcount from our acquisitions during the period, offset by a $6.8 million decrease in stock-based compensation expense due to less expense related to performance-based awards and bonus resulting from lower than expected results in fiscal 2013.

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

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Cost of revenue	$16.6	$14.9	$1.7	11.4%	$32.9	$29.8	$3.1	10.4%
Operating expenses	26.0	21.9	4.1	18.7%	51.4	45.1	6.3	14.0%
Total amortization expense	$42.6	$36.8	$5.8	15.8%	$84.3	$74.9	$9.4	12.6%
As a percentage of total revenue	9.4%	9.4%			9.2%	10.0%
The increase in amortization of intangible assets for the three and six months ended March 31, 2013, as compared to the three and six months ended March 31, 2012, was primarily attributable to the amortization of acquired intangible assets from our business acquisitions during the period.
Acquisition-Related Costs, Net
Acquisition-related costs include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related including services provided by third-parties; (ii) professional service fees, including third-party costs related to the acquisition, and legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Acquisition-related costs were recorded as follows (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Transition and integration costs	$11.6	$2.9	$8.7	300.0%	$17.9	$6.2	$11.7	188.7%
Professional service fees	3.8	12.2	(8.4)	(68.9)%	13.3	22.7	(9.4)	(41.4)%
Acquisition-related adjustments	—	(0.1)	0.1	(100.0)%	—	0.7	(0.7)	(100.0)%
Total Acquisition-related costs, net	$15.4	$15.0	$0.4	2.7%	$31.2	$29.6	$1.6	5.4%
As a percentage of total revenue	3.4%	3.8%			3.4%	3.9%
The increase in transition and integration costs for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, was primarily attributable to an increase of $6.2 million in contingent earn-out payments treated as compensation expense related to our acquisition of JA Thomas during the first quarter of fiscal 2013, as well as post-acquisition transition costs associated with recently completed acquisitions. For the three and six months ended March 31, 2012, professional service fees consisted primarily of the legal and regulatory costs associated with Vlingo, Transcend and other acquisitions in fiscal 2012.

Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. Other amounts may include gains or losses on non-controlling strategic equity interests, and gains or losses on sales of non-strategic assets or product lines. The following table sets forth the activity relating to the restructuring accruals included in Restructuring and other charges, net for the six months ended March 31, 2013 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2012	$1.7	$—	$1.7
Restructuring charges	6.6	1.0	7.6
Cash payments	(3.5)	(0.2)	(3.7)
Balance at March 31, 2013	$4.8	$0.8	$5.6
For the six months ended March 31, 2013, we recorded net restructuring charges of $7.6 million, which included a $6.6 million severance charge related to the elimination of approximately 164 personnel across multiple functions. In addition to the restructuring charges, we recorded a net loss of $0.8 million in the three months ended March 31, 2013 and a net gain of $0.8 million in the six months ended March 31, 2013 related to the sales of two immaterial product lines, which is included in Restructuring and Other Charges, Net in our consolidated statements of operations.
Other (Expense) Income
Other (expense) income consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other (expense) income, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Interest income	$0.4	$0.6	$(0.2)	(33.3)%	$0.9	$1.2	$(0.3)	(25.0)%
Interest expense	(33.9)	(20.0)	(13.9)	69.5%	(68.0)	(37.7)	(30.3)	80.4%
Other (expense) income, net	(4.1)	0.9	(5.0)	(555.6)%	(7.4)	6.6	(14.0)	(212.1)%
Total other expense, net	$(37.6)	$(18.5)	$(19.1)	103.2%	$(74.5)	$(29.9)	$(44.6)	149.2%
As a percentage of total revenue	(8.3)%	(4.7)%			(8.2)%	(4.0)%

The increase in interest expense for the three and six months ended March 31, 2013, as compared to the three and six months ended March 31, 2012, was due to the the issuance of $700.0 million of Senior Notes in the fourth quarter of fiscal 2012, as well as an additional $350.0 million of Senior Notes issued in fiscal 2013. Other (expense) income, net decreased for the three and six months ended March 31, 2013 compared to the three and six months ended March 31, 2012, primarily driven by a decrease in the income related to our security price guarantees in the periods.
Provision (Benefit) from Income Taxes
The following table shows the benefit from income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change	Six Months Ended March 31,		Dollar Change	Percent Change
	2013	2012			2013	2012
Provision (benefit) from income taxes	$0.7	$11.5	$(10.8)	(93.9)%	$(7.9)	$2.1	$(10.0)	(476.2)%
Effective income tax rate	(2.7)%	92.8%			14.1%	16.7%
The effective income tax rate was (2.7)% and 14.1% for the three and six months ended March 31, 2013, respectively. Our current effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the effect of non-deductible expenditures, offset by the rate differential on foreign profits and tax credits.
The effective income tax rate was 92.8% and 16.7% for the three and six months ended March 31, 2012, respectively. The higher effective tax rate in fiscal 2012 was driven by higher non-deductible expenditures offset by a one-time tax benefit of $12.2 million in connection with the acquisition of Swype, for which a net deferred tax liability was recorded in purchase accounting at the time of the acquisition, resulting in a release of our valuation allowance.
In 2012, we consolidated international sales and financial management in a newly created international headquarters in Dublin, Ireland. This Irish entity is our principal entity selling to customers in countries outside of North America and Japan. In years before fiscal 2012, sales to these regions were made by our subsidiary in Belgium pursuant to a license which returned most of the Belgian profits back to the U.S. through a royalty arrangement. In connection with the establishment of the international headquarters in Dublin, we implemented a new intellectual property strategy pursuant to which the right to use U.S.-owned intellectual property now resides with our Irish headquarters entity. While our Ireland subsidiaries make royalty and other payments to the U.S., the majority of profits earned by the Irish entities are retained offshore to fund our future growth in Europe, the Middle East, Africa and the Asia Pacific regions. As our foreign profits grow, we expect substantially all of our income before income taxes from foreign operations will be earned in Ireland. The statutory rate related to our Ireland profits is lower than the U.S. statutory rate and as a result we would expect our effective tax rate to decrease as profits in Ireland increase.

Our effective income tax rate is primarily based upon the income adjusted for non-deductible expenditures for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. As of March 31, 2013, we anticipate our international profits to be lower in 2013 as compared to 2012 and therefore, we expect the benefit from our foreign rate differential to be lower in 2013.

SEGMENT ANALYSIS
We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile and Consumer, Enterprise and Imaging. The Healthcare segment is primarily engaged in voice and language processing for healthcare information management offered both by licensing and on-demand. The Mobile and Consumer segment is primarily engaged in sales of voice and language solutions that are embedded in a device (such as a cell phone, car or tablet computer) or installed on or embedded in a personal computer. Our Enterprise segment offers voice and language solutions by licensing as well as on-demand solutions hosted by us that are designed to help companies better support, understand and communicate with their customers. The Imaging segment sells document capture and print management solutions that are embedded in copiers and multi-function printers as well as packaged software for document management.
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

	Three Months Ended March 31,		Change	Percent Change	Six Months Ended March 31,		Change	Percent Change
	2013	2012			2013	2012
Segment Revenues
Healthcare	$229.3	$149.9	$79.4	53.0%	$446.7	$295.2	$151.5	51.3%
Mobile and Consumer	116.2	115.1	1.1	1.0%	247.9	223.6	24.3	10.9%
Enterprise	74.5	91.4	(16.9)	(18.5)%	158.2	167.2	(9.0)	(5.4)%
Imaging	64.0	61.3	2.7	4.4%	123.6	113.8	9.8	8.6%
Total segment revenues	$484.0	$417.7	$66.3	15.9%	$976.4	$799.8	176.6	22.1%
Less: acquisition related revenues	(33.0)	(27.4)	(5.6)	20.4%	(63.1)	(48.8)	(14.3)	29.3%
Total revenues	$451.0	$390.3	$60.7	15.6%	$913.3	$751.0	$162.3	21.6%
Segment Profit
Healthcare	$89.6	$69.7	$19.9	28.6%	$178.7	$143.7	35.0	24.4%
Mobile and Consumer	36.7	49.7	(13.0)	(26.2)%	76.5	84.6	(8.1)	(9.6)%
Enterprise	13.4	32.6	(19.2)	(58.9)%	35.1	47.7	(12.6)	(26.4)%
Imaging	27.6	28.0	(0.4)	(1.4)%	50.7	48.8	1.9	3.9%
Total segment profit	$167.3	$180.0	$(12.7)	(7.1)%	$341.0	$324.8	$16.2	5.0%
Segment Profit Margin
Healthcare	39.1%	46.5%	(7.4)		40.0%	48.7%	(8.7)
Mobile and Consumer	31.6%	43.2%	(11.6)		30.9%	37.8%	(6.9)
Enterprise	18.0%	35.7%	(17.7)		22.2%	28.5%	(6.3)
Imaging	43.1%	45.7%	(2.6)		41.0%	42.9%	(1.9)
Total segment profit margin	34.6%	43.1%	(8.5)		34.9%	40.6%	(5.7)
Segment Revenue
Three Months Ended March 31, 2013

•
Healthcare segment revenue increased $79.4 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily attributable to revenue growth in our on-demand solutions. Professional services and hosting revenue increased $53.5 million due to growth in on-demand transactional volume, of which $43.1 million of the increase was due to additional volume resulting from our acquisitions during fiscal 2012 and 2013. Product and licensing revenues increased $22.3 million primarily driven by sales of our computer assisted documentation, coding, CDI and analytics solutions from our recent acquisitions during the period.

•
Mobile and Consumer segment revenue increased $1.1 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Our professional services and hosting revenue grew $11.1 million, primarily attributable to an increase of $7.3 million driven by transactional volume growth in our connected mobile services, and a $4.6 million increase in professional services to support the implementation of our embedded and connected automotive and handset solutions. Our product and licensing revenue decreased $10.5 million, primarily driven by lower sales of embedded handset licenses.

•
Enterprise segment revenue decreased $16.9 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to lower product and licensing revenue from Europe.

•
Imaging segment revenue increased $2.7 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to growth in product and licensing sales from our 2012 and 2013 acquisitions.

Six Months Ended March 31, 2013

•
Healthcare segment revenue increased $151.5 million for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, primarily attributable to revenue growth in our on-demand solutions. Professional services and hosting revenue increased $107.1 million due to growth in on-demand transactional volume, of which $80.5 million of the increase was due to additional volume resulting from our acquisitions during fiscal 2012 and 2013. Product and licensing revenues increased $37.2 million primarily driven by sales of our computer assisted documentation, coding, CDI and analytics solutions from our recent acquisitions during the period.

•
Mobile and Consumer segment revenue increased $24.3 million for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012. Our professional services and hosting revenue grew $23.0 million, primarily attributable to an increase of $14.5 million driven by transactional volume growth in our connected mobile services and a $9.6 million increase in professional services to support the implementation of our embedded and connected automotive and handset solutions.

•
Enterprise segment revenue decreased $9.0 million for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012. The reduction was primarily driven by lower product and licensing revenues of $14.0 million in Europe. Maintenance and support revenues increased $4.1 million driven by strong maintenance renewals and license bookings in 2012.

•
Imaging segment revenue increased $9.8 million for the six months ended March 31, 2013, as compared to the six months ended March 31, 2012, due to growth in product and licensing sales from our 2012 and 2013 acquisitions.

Segment Profit
Three Months Ended March 31, 2013

•
Healthcare segment profit for the three months ended March 31, 2013 increased 28.6% over the same period last year, driven by segment revenue growth of 53.0%, partially offset by increased costs from growth in sales of our on-demand solutions and investment in research and development. Segment profit margin decreased 7.4 percentage points, from 46.5% last year to 39.1% during the current period. The decrease in margin was primarily driven by a decrease of 7.2 percentage points due to an increased proportion of revenues coming from our on-demand services, including the impact of our acquisitions, as well as growth in labor costs for our hosting and transcription services. In addition, margin decreased 1.3 percentage points due to increased investments in research and development, offset by an improvement of 1.1 percentage points related to lower sales and marketing spending.

•
Mobile and Consumer segment profit for the three months ended March 31, 2013 decreased 26.2% compared to the same period last year. Segment profit margin decreased 11.6 percentage points, from 43.2% last year to 31.6% during the current period. The decrease in both segment profit and margin was primarily driven by a 5.2 percentage point increase in research and development spending, as well as a 5.2 percentage point decrease in margin due to lower product and licensing revenue.

•
Enterprise segment profit for the three months ended March 31, 2013 decreased 58.9% as compared to same period last year, driven primarily by lower product and licensing revenue in Europe. Segment profit margin decreased 17.7 percentage points, from 35.7% last year to 18.0% in the current period. Operating expense remained relatively flat but margin was negatively impacted due to lower license revenue during the period.

•
Imaging segment profit for the three months ended March 31, 2013 decreased 1.4% as compared to the same period last year. Segment profit margin decreased by 2.6 percentage points, from 45.7% last year to 43.1% in the current period. The decrease in both segment profit and margin was primarily driven by a 1.9 percentage point increase in selling expense together with a 1.7 percentage point increase in research and development spending.

Six Months Ended March 31, 2013

•
Healthcare segment profit for the six months ended March 31, 2013 increased 24.4% over the same period last year, driven by segment revenue growth of 51.3%, partially offset by increased costs from growth in sales of our on-demand solutions and investment in research and development. Segment profit margin decreased 8.7 percentage points, from 48.7% last year to 40.0% during the current period. This decrease was primarily driven by a decrease of 7.8 percentage points in margin due to an increased proportion of revenues coming from our on-demand services, including the impact of our acquisitions, as well as growth in labor costs for our hosting and transcription services. In addition, margin decreased 1.5 percentage points due to increased investments in research and development.

•
Mobile and Consumer segment profit for the six months ended March 31, 2013 decreased 9.6% as compared to the same period last year. The decrease in profit was primarily due to increased investment in research and development. Segment profit margin decreased 6.9 percentage points, from 37.8% last year to 30.9% during the current period. This decrease was primarily driven by a 3.1 percentage point increase in research and development spending, as well as a 2.2 percentage point decrease in margin due to mix shift towards our on-demand services which carries lower margin.

•
Enterprise segment profit for the six months ended March 31, 2013 decreased 26.4% as compared to the same period last year, driven primarily by lower product and licensing revenues in Europe. Segment profit margin decreased 6.3 percentage points, from 28.5% last year to 22.2% in the current period. This decrease in margin was primarily driven by a combination of lower product and licensing revenues, reducing margins by 1.8 percentage points, along with higher sales and marketing expenses, which reduced margins by 4.8 percentage points.

•
Imaging segment profit for the six months ended March 31, 2013 increased 3.9% over the same period last year. Segment profit margin decreased by 1.9 percentage points, from 42.9% last year to 41.0% in the current period. This decrease was primarily driven by a 1.3 percentage point increase in selling expense and a 1.2 percentage point increase in research and development spending.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $1,005.3 million as of March 31, 2013, a decrease of $124.5 million as compared to $1,129.8 million as of September 30, 2012. Our working capital was $1,000.3 million as of March 31, 2013, as compared to $736.5 million as of September 30, 2012. Cash and cash equivalents held by our international operations totaled $50.7 million and $78.8 million at March 31, 2013 and September 30, 2012, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the withholding taxes payable as a result would have a material impact to our liquidity. As of March 31, 2013, our total accumulated deficit was $209.1 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended March 31, 2013 was $216.0 million, an increase of $25.9 million, as compared to cash provided by operating activities of $190.1 million for the six months ended March 31, 2012. The net increase was primarily driven by the following factors:

•	An increase in cash flows of $55.9 million generated by changes in working capital excluding deferred revenue;

•	An increase in cash flows of $23.8 million from overall increase in deferred revenue; and

•	Offset by a decrease in cash flows of $53.8 million resulting from a decrease in net income, exclusive of non-cash adjustment items.
Cash Used in Investing Activities
Cash used in investing activities for the six months ended March 31, 2013 was $503.7 million, an increase of $366.6 million, as compared to cash used in investing activities of $137.1 million for the six months ended March 31, 2012. The net increase was primarily driven by the following factors:

•	An increase in cash outflows of $347.4 million for business and technology acquisitions during the six months ended March 31, 2013;

•	A decrease in cash inflows of $20.6 million from sales and maturities of our marketable securities and other investments; and

•	Offset by a decrease in cash outflows of $8.2 million for capital expenditures during the six months ended March 31, 2013.

Cash Provided by Financing Activities
Cash provided by financing activities for the six months ended March 31, 2013 was $164.7 million, a decrease of $299.9 million, as compared to cash provided by financing activities of $464.6 million for the six months ended March 31, 2012. The net decrease was primarily driven by the following factors:

•
A decrease in cash inflows of $323.6 million from the issuance of long-term debt. Total proceeds from the issuance of our 5.375% Senior Notes due 2020 in the six months ended March 31, 2013, net of issuance costs, were $352.4 million as compared to $676.0 million from the issuance of the 2031 Debentures, net of issuance costs in the six months ended March 31, 2012;

•	An increase in cash outflows of $143.5 million in October 2012 to pre-pay the term loans originally scheduled to mature in March 2013;

•
A $13.4 million increase in cash outflows as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting activities during the six months ended March 31, 2013 as compared to the same period in fiscal 2012; and

•	Offset by a decrease in cash outflows of $200.0 million that we used to repurchase 8.5 million shares of our common stock during the quarter ended December 31, 2011.

Credit Facilities and Debt

5.375% Senior Notes due 2020
On August 14, 2012, we issued $700 million aggregate principal amount of 5.375% Senior Notes (the "Notes") in a private placement due on August 15, 2020. The proceeds from the Notes were approximately $689.1 million, net of issuance costs. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears, beginning on February 15, 2013. On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of the Notes due 2020, pursuant to the indenture agreement dated August 14, 2012. Total proceeds received, net of issuance costs, were $352.4 million.
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
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after December 31, 2011 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $690 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2013, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.
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

During the 30 consecutive trading day measurement period ended March 31, 2013, the trading price of our stock did not exceed the conversion threshold price for the required minimum of 20 days, and therefore the holders' will not have the option to convert their shares in the quarter ended March 31, 2013. The 2027 Debentures are classified as long-term obligations at March 31, 2013.
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
Credit Facility
Our credit facility consists of a $75 million revolving credit line including letters of credit, and a term loan with remaining balance of $484.6 million. The term loan has a final maturity date of March 31, 2016. The revolving credit facility matures March 31, 2015. At March 31, 2013, there were $6.4 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.
The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2013, we were in compliance with the covenants under the Credit Facility.
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
At March 31, 2013 the applicable margins were 3.00%, with an effective rate of 3.21%, on the remaining balance maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of March 31, 2013, the commitment fee rate was 0.375%.
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

Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Under terms of the approved program, we expect to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations as of March 31, 2013 (dollars in millions):

Contractual Obligations	Payments Due by Fiscal Year Ended September 30,
	Total	Remaining 2013	2014 and 2015	2016 and 2017	Thereafter
Credit Facility(1)	$484.6	$2.4	$9.6	$472.6	$—
Convertible Debentures(2)	940.0	—	250.0	—	690.0
Senior Notes	1,050.0	—	—	—	1,050.0
Interest payable on long-term debt(3)	574.5	48.9	188.4	158.4	178.8
Letters of Credit(4)	6.4	0.2	6.2	—	—
Operating leases	233.6	21.7	75.7	59.8	76.4
Purchase commitments for inventory, property and equipment(5)	7.9	7.9	—	—	—
Collaboration agreements(6)	26.0	22.2	3.8	—	—
Other long-term liabilities assumed(7)	7.2	1.2	5.0	1.0	—
Total contractual cash obligations	$3,330.2	$104.5	$538.7	$691.8	$1,995.2

(1)	Principal is paid on a quarterly basis under the Credit Facility.

(2)
Holders of the 2027 Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022. Holders of the 2031 Debentures have the right to require us to redeem the Debentures on November 1, 2017, 2021, and 2026.

(3)
Interest on the Credit Facility is due and payable monthly and is estimated using the effective interest rate as of March 31, 2013. Interest is due and payable semi-annually under the 2027 Debentures and the 2031 Debentures at a rate of 2.75%. Interest is due and payable semi-annually on the Senior notes at a rate of 5.375%.

(4)	Letters of Credit are in place primarily to secure future operating lease payments.

(5)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(6)	Payments under the research collaboration agreements are payable in cash or common stock at our option.

(7)
Obligations include assumed long-term liabilities relating to a restructuring program initiated by a previous acquisition in 2003. The restructuring program related to the closing of a facility with a lease term set to expire in 2016. The total contractual obligation under the lease is $7.3 million. As of March 31, 2013, we have sub-leased certain of the office space related to the facility to unrelated third parties. Total sublease income under contractual terms is expected to be $5.5 million, which ranges from $0.9 million to $2.0 million on an annualized basis through 2016.

The gross liability for unrecognized tax benefits as of March 31, 2013 was $18.9 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
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

In connection with our acquisition of Swype, Inc. ("Swype") in October 2011, we agreed to make deferred payments to the former shareholders of Swype of up to $25.0 million in April 2013, contingent upon the continued employment of three named executives and certain other conditions. The contingent payments were subject to reduction by amounts specified in the merger agreement in the event that any of the three executives terminated their employment prior to the payment date or if any losses occur to which we would be entitled to indemnification under the merger agreement. In April 2013, upon completion of the required employment condition, we paid $25 million in cash to the former shareholders of Swype.
In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. On October 4, 2012, the arbitration panel issued its decision that no additional payment to the former shareholders under the Vocada agreement was required. Certain of the Vocada shareholders have filed a motion to vacate this ruling. At March 31, 2013, we have not recorded any obligation related to this earn-out.
Off-Balance Sheet Arrangements
Through March 31, 2013, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2013 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $90.4 million at March 31, 2013. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.

At March 31, 2013, we held approximately $1,005 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our cash and cash equivalents would increase by approximately $9.0 million per annum, based on the March 31, 2013 reported balances of our investment accounts.
At March 31, 2013, our total outstanding debt balance exposed to variable interest rates was $485 million. A hypothetical one percentage point increase in interest rates, would result in an increase in our interest expense relative to our outstanding variable rate debt of $4.8 million per annum.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of March 31, 2013, we have security price guarantees outstanding covering approximately 17,000 shares. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flows.
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
Our debentures trade in the financial markets, and the fair value at March 31, 2013 was $303.8 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on March 31, 2013 of approximately $259.2 million. A 10% increase in the stock price over the March 31, 2013 closing price of $20.18 would result in an estimated $16.7 million increase to the fair value and a $25.9 million increase to the conversion value of the debentures. Given the current trading value of the debentures, the greatest value to the holders of the debentures would be to sell the debentures in the open market in order to maximize their return. Based on this, we believe that the holders may not have a significant economic incentive to convert prior to the first redemption date in August 2014.
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
Our debentures trade in the financial markets, and the fair value at March 31, 2013 was $712.3 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on March 31, 2013 of approximately $431.1 million. A 10% increase in the stock price over the March 31, 2013 closing price of $20.18 would result in an estimated $19.1 million increase to the fair value and a $43.1 million increase to the conversion value of the 2031 Debentures.

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
This information is included in Note 15, Commitments and Contingencies, in the accompanying notes to unaudited consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.

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
Our revenue and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include the following:

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders and receipt of royalty reports;

•	our ability to generate additional revenue from our intellectual property portfolio;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	customers delaying, canceling or limiting their purchases as a result of the threat or results of terrorism;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and intangible assets;

•	delayed realization of synergies resulting from our acquisitions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.
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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2013, we had identified intangible assets of approximately $969.4 million, net of accumulated amortization, and goodwill of approximately $3.2 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under our credit facility and our convertible debentures.
We have a significant amount of debt. As of March 31, 2013, we had a total of $2,474.6 million of gross debt outstanding, $484.6 million in term loans due in March 2016, $1,050.0 million of senior notes due in 2020 and $940.0 million in convertible debentures. Investors may require us to redeem the 2027 Debentures totaling $250.0 million in aggregate principal amount in August 2014, or sooner if the closing sale price of our common stock is more than 120% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through March 2015. As of March 31, 2013, there were $6.4 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
In addition, approximately $484.6 million of our debt outstanding as of March 31, 2013 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
We reported net income of $207.1 million and $38.2 million in fiscal 2012 and 2011, respectively, net losses of $19.1 million for the fiscal year 2010 and have a total accumulated deficit of $209.1 million as of March 31, 2013. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified. In April 2013, we determined that lower than expected results for our fiscal 2013 second quarter and the revised fiscal 2013 forecast for the full fiscal year earnings represent a triggering event requiring an interim goodwill impairment test. Our initial assessment does not indicate that we have an impairment in any of our reporting units, however we expect to complete an interim impairment test on all of our reporting units during the third quarter of fiscal 2013.
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
As of March 31, 2013, Warburg Pincus, a global private equity firm, beneficially owned approximately 14.5% of our outstanding common stock, including 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. Because of its large holdings of our capital stock relative to other stockholders, this stockholder has a strong influence over matters requiring approval by our stockholders.
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
On March 1, 2013, we issued 17,124 shares of common stock to International Business Machines Corporation as consideration under a collaboration agreement. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 7, 2013.

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