Form 10-Q
period 2013-06-30
Nuance Communications, Inc.
filed 2013-08-08
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of July 31, 2013 was 310,329,739.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$191,568	$190,299	$561,363	$531,499
Professional services and hosting	210,423	181,940	623,992	477,057
Maintenance and support	67,778	59,505	197,681	174,172
Total revenues	469,769	431,744	1,383,036	1,182,728
Cost of revenues:
Product and licensing	25,844	16,669	75,096	53,124
Professional services and hosting	140,441	115,205	404,131	302,580
Maintenance and support	12,586	11,093	40,481	33,006
Amortization of intangible assets	15,187	14,933	48,107	44,734
Total cost of revenues	194,058	157,900	567,815	433,444
Gross profit	275,711	273,844	815,221	749,284
Operating expenses:
Research and development	73,134	56,084	214,408	162,130
Sales and marketing	98,889	93,156	314,372	267,907
General and administrative	50,754	43,016	125,528	115,480
Amortization of intangible assets	27,303	25,917	78,730	71,025
Acquisition-related costs (income), net	(8,458)	16,775	22,723	46,372
Restructuring and other charges, net	7,940	1,402	14,669	6,802
Total operating expenses	249,562	236,350	770,430	669,716
Income from operations	26,149	37,494	44,791	79,568
Other (expense) income:
Interest income	377	516	1,320	1,757
Interest expense	(34,065)	(20,450)	(102,060)	(58,121)
Other (expense) income, net	(445)	13,805	(7,866)	20,449
(Loss) income before income taxes	(7,984)	31,365	(63,815)	43,653
Provision (benefit) from income taxes	26,990	(47,899)	19,103	(45,841)
Net (loss) income	$(34,974)	$79,264	$(82,918)	$89,494
Net (loss) income per share:
Basic	$(0.11)	$0.26	$(0.26)	$0.29
Diluted	$(0.11)	$0.25	$(0.26)	$0.28
Weighted average common shares outstanding:
Basic	315,441	306,766	314,348	305,364
Diluted	315,441	320,559	314,348	321,752
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	Unaudited (In thousands)
Net (loss) income	$(34,974)	$79,264	$(82,918)	$89,494
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,446)	(26,816)	(15,307)	(25,142)
Recognition of pension loss amortization	33	24	199	94
Unrealized gains on marketable securities	—	9	—	13
Unrealized losses on cash flow hedge derivatives	—	—	—	(20)
Total other comprehensive loss, net	(4,413)	(26,783)	(15,108)	(25,055)
Comprehensive (loss) income	$(39,387)	$52,481	$(98,026)	$64,439

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$873,051	$1,129,761
Accounts receivable, less allowances for doubtful accounts of $8,165 and $6,933	379,953	381,417
Prepaid expenses and other current assets	108,505	102,564
Deferred tax asset	63,101	87,564
Total current assets	1,424,610	1,701,306
Land, building and equipment, net	137,541	116,134
Goodwill	3,264,186	2,955,477
Intangible assets, net	959,813	906,538
Other assets	200,688	119,585
Total assets	$5,986,838	$5,799,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,816	$148,542
Redeemable convertible debentures	—	231,552
Contingent and deferred acquisition payments	—	49,685
Accounts payable	93,246	113,196
Accrued expenses and other current liabilities	224,661	215,178
Deferred revenue	266,056	206,610
Total current liabilities	588,779	964,763
Long-term debt	2,343,567	1,735,811
Deferred revenue, net of current portion	130,419	108,481
Deferred tax liability	188,426	160,614
Other liabilities	80,223	82,665
Total liabilities	3,331,414	3,052,334
Commitments and contingencies (Notes 4 and 16)
Equity component of currently redeemable convertible debentures	—	18,430
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; 3,562 shares issued and outstanding (liquidation preference $4,631)	4,631	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 316,730 and 315,821 shares issued and 312,979 and 312,070 shares outstanding	317	316
Additional paid-in capital	2,991,426	2,908,302
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(22,138)	(7,030)
Accumulated deficit	(302,024)	(161,155)
Total stockholders’ equity	2,655,424	2,728,276
Total liabilities and stockholders’ equity	$5,986,838	$5,799,040
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2013	2012
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net (loss) income	$(82,918)	$89,494
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	155,109	139,518
Stock-based compensation	114,108	116,416
Non-cash interest expense	28,923	24,788
Deferred tax benefit	(1,179)	(59,200)
Loss (gain) on non-controlling strategic equity interest	790	(13,726)
Other	(10,640)	3,512
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	26,713	(33,330)
Prepaid expenses and other assets	(12,249)	(980)
Accounts payable	(19,815)	22,492
Accrued expenses and other liabilities	29,082	11,735
Deferred revenue	73,591	30,824
Net cash provided by operating activities	301,515	331,543
Cash flows from investing activities:
Capital expenditures	(41,677)	(52,009)
Payments for business and technology acquisitions, net of cash acquired	(574,771)	(665,817)
Purchases of marketable securities and other investments	(448)	(5,156)
Proceeds from sales and maturities of marketable securities and other investments	—	31,011
Change in restricted cash balances	—	6,747
Net cash used in investing activities	(616,896)	(685,224)
Cash flows from financing activities:
Payments of debt	(147,353)	(5,259)
Proceeds from long-term debt, net of issuance costs	351,748	676,297
Payments for repurchases of common stock	(103,036)	(199,997)
(Payments for) proceeds from settlement of share-based derivatives	(3,801)	9,020
Payments of other long-term liabilities	(1,629)	(8,145)
Excess tax benefits on employee equity awards	—	(4,083)
Proceeds from issuance of common stock from employee stock plans	18,731	18,863
Cash used to net share settle employee equity awards	(53,589)	(39,125)
Net cash provided by financing activities	61,071	447,571
Effects of exchange rate changes on cash and cash equivalents	(2,400)	(1,559)
Net (decrease) increase in cash and cash equivalents	(256,710)	92,331
Cash and cash equivalents at beginning of period	1,129,761	447,224
Cash and cash equivalents at end of period	$873,051	$539,555
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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
Reclassification
We reclassified certain immaterial amounts between product and licensing and maintenance and support revenues previously reported for the six months ended March 31, 2013. The reclassifications have no impact on earnings or cash flows provided by operations.
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
Fiscal 2013 Acquisitions
On May 31, 2013, we acquired the Technology Solutions Segment ("TGT") of the Tweddle Group for total consideration of $82.8 million in cash, including a purchase price adjustment as specified in the asset purchase agreement. TGT provides cloud-based infotainment and communications solutions to the automotive industry. The transaction was structured as an asset acquisition, and therefore the goodwill is expected to be deductible for tax purposes. The results of operations for TGT are included in our Mobile and Consumer segment from the acquisition date.
In October 2012, we acquired J.A. Thomas and Associates ("JA Thomas") for cash consideration totaling approximately $244.1 million together with a deferred payment of $25.0 million contingent on the continued employment of certain key executives. The deferred payment will be recorded as compensation expense over the requisite employment period, and included in acquisition-related costs (income), net in our consolidated statement of operations. JA Thomas provides Clinical Documentation Improvement solutions to hospitals, primarily in the U.S., and is included in our Healthcare segment. In accordance with the JA Thomas stock purchase agreement, we reached an agreement with the sellers to treat this transaction as an asset purchase during the quarter ended June 30, 2013, and therefore the goodwill is expected to be deductible for tax purposes.
During fiscal 2013, we acquired several other businesses for total purchase consideration of $222.9 million. These acquisitions are not material and were made in each of our segments. These acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.
The results of operations of these acquisitions have been included in our financial results from the applicable acquisition date. A summary of the preliminary allocation of the purchase consideration for our fiscal 2013 acquisitions is as follows (dollars in thousands):

	TGT	JA Thomas	Other Fiscal 2013 Acquisitions
Total purchase consideration:
Cash	$82,837	$244,084	$222,899

Allocation of the purchase consideration:
Cash	$—	$3,555	$17,745
Accounts receivable	8,895	8,260	15,457
Goodwill	45,442	167,305	114,005
Identifiable intangible assets (a)	30,900	71,310	85,742
Other assets	10,330	515	26,830
Total assets acquired	95,567	250,945	259,779
Current liabilities	(1,945)	(4,698)	(9,467)
Deferred tax liability	—	(1,474)	(26,564)
Other long term liabilities	(10,785)	(689)	(849)
Total liabilities assumed	(12,730)	(6,861)	(36,880)
Net assets acquired	$82,837	$244,084	$222,899

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	TGT		JA Thomas		Other Fiscal 2013 Acquisitions
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Core and completed technology	$6,700	7.0	$3,920	5.0	$15,911	6.5
Customer relationships	24,200	9.0	66,100	11.0	66,458	11.1
Trade names	—	—	1,290	7.0	2,993	6.5
Non-Compete agreements	—	—	—	—	380	3.0
Total	$30,900		$71,310		$85,742
The fair value estimates for the assets acquired and liabilities assumed for certain acquisitions completed during fiscal 2013 and 2012 were based upon preliminary calculations and valuations, and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain receivables and liabilities acquired and identifiable intangible assets.

Fiscal 2012 Acquisitions
On June 1, 2012, we acquired all of the outstanding capital stock of Vlingo Corporation (“Vlingo”) for net cash consideration of $196.3 million, which excludes the amounts we received as a security holder of Vlingo. Vlingo provides technology that turns spoken words into action by combining speech recognition and natural language processing technology to understand the user’s intent and take the appropriate action. The acquisition is treated as a stock purchase, and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations for Vlingo are included in our Mobile and Consumer Segment from the acquisition date.
On April 26, 2012, we acquired all of the outstanding capital stock of Transcend Services, Inc. (“Transcend”), a provider of medical transcription and editing services. The aggregate consideration payable to the former stockholders of Transcend was $332.3 million. The acquisition is treated as a stock purchase, and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations for Transcend are included in our Healthcare segment from the acquisition date.
During the quarter ended June 30, 2013, we finalized the purchase price allocations related to both Vlingo and Transcend and recorded a $7.2 million reduction to goodwill. The most significant adjustments made to our original estimated allocation relate to certain deferred tax balances as a result of the completion of the final pre-acquisition tax returns.
Proforma Results
The following table shows unaudited pro forma results of operations as if we had acquired TGT, Vlingo and Transcend on October 1, 2011 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue	$472,076	$444,322	$1,389,889	$1,265,340
Net (loss) income	(36,678)	16,645	(92,999)	13,749
Net (loss) income per share - diluted	$(0.12)	$0.05	$(0.30)	$0.04

We have not furnished pro forma financial information related to our other acquisitions during the current period because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition-Related Costs (Income), net
Acquisition-related costs (income) include costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related activities including services provided by third-parties; (ii) professional service fees, including third party costs related to the acquisition, and legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended.
The components of acquisition-related costs (income), net are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Transition and integration costs	$6,049	$2,001	$23,948	$8,214
Professional service fees	3,369	14,754	16,651	37,487
Acquisition-related adjustments	(17,876)	20	(17,876)	671
Total	$(8,458)	$16,775	$22,723	$46,372

Included in Acquisition-related adjustments for the three and nine months ended June 30, 2013, is income of $17.8 million related to the elimination of a contingent liability established in the original allocation of purchase price for an acquisition closed in fiscal 2007 following the expiration of the applicable statute of limitations.  As a result, we have eliminated the contingent liability, and included the adjustment in acquisition-related costs (income), net in our consolidated statements of operations.

4.	Contingent Acquisition Payments
The fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings included in acquisition-related costs, net in each reporting period.

In connection with our acquisition of JA Thomas in October 2012, we agreed to make deferred payments to the former shareholders of JA Thomas of up to $25.0 million in October 2014, contingent upon the continued employment of certain named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the named executives terminates their employment prior to the payment date. The portion of the deferred payment that is payable to the named executives will be recognized as compensation expense over the two year employment period and included in acquisition-related costs (income), net in our consolidated statement of operations.
In connection with our acquisition of Swype, Inc. ("Swype") in October 2011, we agreed to make deferred payments to the former shareholders of Swype of up to $25.0 million in April 2013, contingent upon the continued employment of three named executives and certain other conditions. The contingent payments were subject to reduction by amounts specified in the merger agreement in the event that any of the three executives terminated their employment prior to the payment date or if any losses occurred to which we were entitled to indemnification under the merger agreement. The portion of the deferred payment that was payable to the three named executives was recognized as compensation expense over the 18 month employment period and included in acquisition-related costs (income), net in our consolidated statement of operations. The remaining liability is included in the total purchase consideration and has been recorded at its estimated fair value at the acquisition date of $16.4 million. In April 2013, upon completion of the required employment condition, we made a cash payment of $25.0 million to the former shareholders of Swype.
In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010, in accordance with the merger agreement. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. On October 4, 2012, the arbitration panel issued its decision that no additional payment to the former shareholders under the Vocada agreement was required. Certain of the Vocada shareholders have filed a motion to vacate this ruling. At June 30, 2013, we have not recorded any obligation related to this earn-out.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the nine months ended June 30, 2013, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2012	$2,955,477	$906,538
Acquisitions	326,752	195,083
Dispositions	(1,443)	(1,988)
Purchase accounting adjustments	(10,823)	(11,300)
Amortization	—	(126,837)
Effect of foreign currency translation	(5,777)	(1,683)
Balance at June 30, 2013	$3,264,186	$959,813

In April 2013, we determined that lower than expected results for our fiscal 2013 second quarter and the revised forecast for the full fiscal year earnings represented a triggering event requiring an interim goodwill impairment test. As a result, we performed an interim goodwill impairment analysis during the third quarter of fiscal 2013. We utilized discounted cash flow estimates and market approaches to estimate the fair value of our reporting units, based on our updated estimates and assumptions about future revenue, cost projections, cash flows and market multiples. Our estimates of the fair value exceeded the carrying values for each of our six reporting units, and no impairment was indicated. We will be performing our annual goodwill impairment as of July 1, 2013.

6.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally we enter into contracts for less than 90 days, and at June 30, 2013 and September 30, 2012, we had outstanding contracts with a total notional value of $145.0 million and $83.9 million, respectively.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the outstanding shares subject to security price guarantees at June 30, 2013 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
March 1, 2013	17,124	September 1, 2013	$313
June 1, 2013	193,699	December 1, 2013	$3,750

The following table provides a quantitative summary of the fair value of our derivative instruments as of June 30, 2013 and September 30, 2012 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		June 30, 2013	September 30, 2012
Foreign currency contracts	Prepaid expenses and other current assets	$—	$1,047
Foreign currency contracts	Accrued expenses and other current liabilities	(1,307)	—
Security Price Guarantees	Prepaid expenses and other current assets	—	1,758
Security Price Guarantees	Accrued expenses and other current liabilities	(182)	—
Net fair value of non-hedge derivative instruments		$(1,489)	$2,805
The following tables summarize the activity of derivative instruments for the three and nine months ended June 30, 2013 and 2012 (dollars in thousands):

		Three Months Ended June 30,		Nine Months Ended June 30,
	Location of Gain (Loss) Recognized in Income	2013	2012	2013	2012
Foreign currency contracts	Other (expense) income, net	$(2,006)	$(4,106)	$(2,441)	$(4,007)
Security price guarantees	Other (expense) income, net	$(215)	$112	$(5,741)	$6,350
Other Financial Instruments
Financial instruments, including cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.
The estimated fair value of our long-term debt approximated $2,520.0 million (face value $2,473.4 million) and $2,522.2 million (face value $2,270.7 million) at June 30, 2013 and September 30, 2012, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the term loan portion of our Credit Facility, and the Convertible Debentures are traded and the fair values are based upon trading prices as of the reporting dates. The fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at June 30, 2013 and September 30, 2012. Our other debt obligations are not traded and the fair values of these instruments are assumed to approximate their carrying values at each respective reporting date.

7.Fair Value Measures
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC 820, Fair Value Measures and Disclosures, establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.
Items measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and September 30, 2012 consisted of (dollars in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$760,909	$—	$—	$760,909
US government agency securities(a)	1,000	—	—	1,000
Total assets at fair value	$761,909	$—	$—	$761,909
Liabilities:
Foreign currency exchange contracts(b)	—	(1,307)	—	(1,307)
Security price guarantees(c)	—	(182)	—	(182)
Total liabilities at fair value	$—	$(1,489)	$—	$(1,489)

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$971,091	$—	$—	$971,091
Time deposits(b)	—	39,344	—	39,344
US government agency securities(a)	1,000	—	—	1,000
Foreign currency exchange contracts(b)	—	1,047	—	1,047
Security price guarantees(c)	—	1,758	—	1,758
Total assets at fair value	$972,091	$42,149	$—	$1,014,240
Liabilities:
Contingent earn-out(d)	$—	$—	$16,980	$16,980
Total liabilities at fair value	$—	$—	$16,980	$16,980

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

(b)
The fair values of our time deposits and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

(c)
The fair values of the security price guarantees are determined using a modified Black-Scholes model, derived from observable inputs such as U.S. treasury interest rates, our common stock price, and the volatility of our common stock. The valuation model values both the put and call components of the guarantees simultaneously, with the net value of those components representing the fair value of each instrument.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the fair value of contingent earn-out liabilities are as follows (dollars in thousands):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2013	2013
Balance at beginning of period	$17,259	$16,980
Charges to acquisition-related (income) costs, net	—	279
Payments upon settlement	(17,259)	(17,259)
Balance as of June 30, 2013	$—	$—
Earn-out payments are payable based on achieving the specified performance criteria during defined post-acquisition time periods in accordance with the purchase and sale agreement for each acquisition.

8.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2013	September 30, 2012
Compensation	$101,487	$125,180
Accrued interest payable	27,019	13,859
Acquisition costs and liabilities	18,129	17,258
Cost of revenue related liabilities	17,390	12,050
Sales and other taxes payable	13,417	8,364
Liability for unsettled share repurchases	11,997	—
Professional fees	11,581	12,799
Sales and marketing incentives	10,888	10,795
Income taxes payable	598	4,528
Other	12,155	10,345
Total	$224,661	$215,178

9.	Deferred Revenue
Deferred revenue consisted of the following (dollars in thousands):

	June 30, 2013	September 30, 2012
Current Liabilities:
Deferred maintenance revenue	$132,067	$114,036
Unearned revenue	133,989	92,574
Total current deferred revenue	$266,056	$206,610
Long-term Liabilities:
Deferred maintenance revenue	$49,609	$43,763
Unearned revenue	80,810	64,718
Total long-term deferred revenue	$130,419	$108,481
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The increase in the deferred maintenance revenue is primarily related to an increase in Imaging and Healthcare maintenance and support.  The increase in unearned revenue is primarily driven by growth in hosted offering fees that are recognized over the period of performance, Healthcare software transactions for which we do not have fair value of post-contract customer support, resulting in ratable revenue recognition for the arrangements, and advance billings on professional services contracts.

10.	Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs. Other amounts may include gains or losses on non-controlling strategic equity interests, and gains or losses on sales of non-strategic assets or product lines. The following table sets forth accrual activity relating to our restructuring reserves for the nine months ended June 30, 2013 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2012	$1,708	$32	$1,740
Restructuring charges, net	14,415	1,075	15,490
Cash payments	(8,558)	(361)	(8,919)
Balance at June 30, 2013	$7,565	$746	$8,311
Restructuring charges, net by segment are as follows (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$603	$—	$603	$(85)	$—	$(85)
Mobile and Consumer	1,983	66	2,049	344	—	344
Enterprise	3,057	—	3,057	(2)	—	(2)
Imaging	311	53	364	—	—	—
Corporate	1,833	34	1,867	673	(299)	374
Total restructuring expense	$7,787	$153	$7,940	$930	$(299)	$631

	Nine Months Ended June 30,
	2013			2012
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$1,724	$558	$2,282	$357	$61	$418
Mobile and Consumer	4,526	430	4,956	1,657	597	2,254
Enterprise	4,135	—	4,135	1,280	—	1,280
Imaging	1,351	53	1,404	200	—	200
Corporate	2,679	34	2,713	2,151	(299)	1,852
Total restructuring expense	$14,415	$1,075	$15,490	$5,645	$359	$6,004
For the nine months ended June 30, 2013, we recorded net restructuring charges of $15.5 million, which included a $14.4 million severance charge related to the elimination of approximately 300 personnel across multiple functions. In addition to the restructuring charges, we recorded a net gain of $0.8 million in the nine months ended June 30, 2013 related to the sales of two immaterial product lines, which is included in restructuring and other charges, net in our consolidated statements of operations.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt and Credit Facilities
At June 30, 2013 and September 30, 2012, we had the following borrowing obligations (dollars in thousands):

	June 30, 2013	September 30, 2012
5.375% Senior Notes due 2020, net of unamortized premium of $5.6 million at June 30, 2013	$1,055,583	$700,000
2.75% Convertible Debentures due 2031, net of unamortized discount of $119.4 million and $136.4 million, respectively	570,630	553,587
2.75% Convertible Debentures due 2027, net of unamortized discount of $11.2 million and $18.4 million, respectively	238,751	231,552
Credit Facility	483,419	630,596
Other	—	170
Total long-term debt	$2,348,383	$2,115,905
Less: current portion	4,816	380,094
Non-current portion of long-term debt	$2,343,567	$1,735,811
5.375% Senior Notes due 2020
On October 22, 2012, we issued $350.0 million aggregate principal amount of our 5.375% Senior Notes due 2020 (the "Notes"). The Notes were issued pursuant to an indenture agreement dated August 14, 2012 related to our existing $700.0 million aggregate principal amount of 5.375% Senior Notes due 2020 issued in the fourth quarter of fiscal 2012. Total proceeds received, net of issuance costs, were $351.7 million. On October 31, 2012, we used $143.5 million of the net proceeds to pay the term loans under the Credit Facility originally maturing in March 2013.
2.75% Convertible Debentures due 2027
During the 30 consecutive trading day measurement period ended June 30, 2013, the trading price of our stock did not exceed the conversion threshold price for the required minimum of 20 days, and therefore the holders' will not have the option to convert their shares in the quarter ended September 30, 2013. The 2027 Debentures are classified as long-term obligations at June 30, 2013.
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
Credit Facility
Our credit facility consists of a $75 million revolving credit line including letters of credit, and a term loan with remaining balance of $483.4 million. The term loan has a final maturity date of March 31, 2016. The revolving credit facility matures March 31, 2015. At June 30, 2013, there were $6.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.
The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2013, we were in compliance with the covenants under the Credit Facility.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Credit Facility, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate, which is the higher of the corporate base rate of UBS AG, Stamford Branch, or the federal funds rate plus 0.50% per annum, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars, divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at June 30, 2013 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing March 2016	2.00%	3.00%
Revolving facility due March 2015	1.25% - 2.25%(a)	2.25% - 3.25%(a)

(a)	The margin is determined based on our credit ratings at the date the interest rates are reset on the revolving credit line.

At June 30, 2013 the applicable margins were 3.00%, with an effective rate of 3.20%, on the term loans maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our credit ratings. As of June 30, 2013, the commitment fee rate was 0.375%.
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

12.	Stockholders' Equity

Stock Repurchases

On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $385.0 million remained available for stock repurchases as of June 30, 2013 pursuant to our stock repurchase program. We repurchased 6.1 million shares for $115.0 million during the three months ended June 30, 2013 (including 0.7 million shares for $12.0 million that were repurchased, but not settled at June 30, 2013). Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
Stock Issuances
During the quarter ended June 30, 2013, we issued 234,009 shares of our common stock to the Nuance Foundation, an unconsolidated related-party established to provide grants to educational institutions and other non-profit organizations to advance charitable, scientific, literary and educational purposes. We also issued 193,699 shares of our common stock, with security price guarantees as discussed in Note 6, as consideration under a collaboration agreement.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Net (Loss) Income Per Share
The following table sets forth the computation for basic and diluted net income (loss) per share in accordance with the two-class method (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Basic
Net (loss) income	$(34,974)	$79,264	$(82,918)	$89,494
Allocation of undistributed earnings to preferred stockholders	—	(910)	—	(1,032)
Net (loss) income available to common stockholders — basic	$(34,974)	$78,354	$(82,918)	$88,462
Diluted
Net (loss) income available to common stockholders — diluted	$(34,974)	$79,264	$(82,918)	$89,494
Denominator:
Basic
Weighted average common shares outstanding	315,441	306,766	314,348	305,364
Diluted
Weighted average common shares outstanding — basic	315,441	306,766	314,348	305,364
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	—	3,562	—	3,562
Employee stock compensation plans	—	6,292	—	7,486
Warrants	—	1,893	—	2,408
2027 Convertible Debentures	—	1,825	—	2,723
Other contingently issuable shares	—	221	—	209
Weighted average common shares outstanding — diluted	315,441	320,559	314,348	321,752
Net (loss) income per share:
Basic	$(0.11)	$0.26	$(0.26)	$0.29
Diluted	$(0.11)	$0.25	$(0.26)	$0.28
Common equivalent shares are excluded from the computation of diluted net (loss) income per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 14.7 million and 6.0 million shares for the three months ended June 30, 2013 and 2012, respectively, and 15.0 million and 4.8 million shares for the nine months ended June 30, 2013 and 2012, respectively, have been excluded from the computation of diluted net (loss) income per share because their inclusion would be anti-dilutive.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Cost of product and licensing	$145	$16	$498	$118
Cost of professional services and hosting	5,429	6,765	12,321	17,276
Cost of maintenance and support	558	321	3,091	626
Research and development	8,700	7,454	25,409	19,307
Selling and marketing	13,261	13,887	42,634	36,094
General and administrative	11,102	17,165	30,155	42,995
Total	$39,195	$45,608	$114,108	$116,416

Stock Options
The table below summarizes activity relating to stock options for the nine months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2012	6,139,280	$11.24
Exercised	(1,450,112)	$6.95
Forfeited	(54,180)	$8.47
Expired	(7,436)	$8.78
Outstanding at June 30, 2013	4,627,552	$12.63	3.0 years	$26.8	million
Exercisable at June 30, 2013	4,593,210	$12.62	2.9 years	$26.6	million
Exercisable at June 30, 2012	5,075,190	$10.15	2.8 years	$69.4	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on June 30, 2013 ($18.40) and the exercise price of the underlying options.

As of June 30, 2013, the total unamortized fair value of stock options was $0.4 million, with a weighted average remaining recognition period of 1.8 years. The weighted-average intrinsic value of stock options exercised during the nine months ended June 30, 2013 and 2012 was $20.2 million and $26.6 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Units
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested Restricted Units is $0.001 per share. The table below summarizes activity relating to Restricted Units for the nine months ended June 30, 2013:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2012	4,670,280	7,740,612
Granted	2,781,691	7,185,971
Earned/released	(1,665,758)	(4,364,565)
Forfeited	(381,375)	(519,249)
Outstanding at June 30, 2013	5,404,838	10,042,769
Weighted average remaining recognition period of outstanding Restricted Units	2.0 years	1.9 years
Unearned stock-based compensation expense of outstanding Restricted Units	$75.1 million	$142.9 million
Aggregate intrinsic value of outstanding Restricted Units(a)	$99.4 million	$184.8 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on June 30, 2013 ($18.40) and the purchase price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Units vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2013	2012
Weighted-average grant-date fair value per share	$21.79	$25.24
Total intrinsic value of shares vested (in millions)	$129.4	$106.5
Restricted Stock Awards
Restricted Stock Awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to Restricted Stock Awards for the nine months ended June 30, 2013:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2012	750,000	$25.80
Granted	750,000	$22.32
Vested	(250,000)	$25.80
Outstanding at June 30, 2013	1,250,000	$23.71
Weighted average remaining recognition period of outstanding Restricted Awards	1.9 years
Unearned stock-based compensation expense of outstanding Restricted Awards	$20.2 million
Aggregate intrinsic value of outstanding Restricted Awards	$23.0 million
A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Stock Awards vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2013	2012
Weighted-average grant-date fair value per share	$22.32	$25.80
Total intrinsic value of shares vested (in millions)	$5.3	$—

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Income Taxes
The components of provision (benefit) from income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Domestic	$25,712	$(51,269)	$8,136	$(53,605)
Foreign	1,278	3,370	10,967	7,764
Provision (benefit) from income taxes	$26,990	$(47,899)	$19,103	$(45,841)
Effective tax rate	(338.1)%	(152.7)%	(29.9)%	(105.0)%
The effective income tax rate was (338.1)% and 29.9% for the three and nine months ended June 30, 2013, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the establishment of a valuation allowance against our net domestic deferred tax assets as of June 30, 2013.
As of September 30, 2012, we had net domestic deferred tax assets that totaled $10.4 million. Based on our review of historical profitability, coupled with our profitability forecasts for fiscal 2013 and beyond, we believed at that time that the recoverability of those assets was more likely than not. During the second quarter of fiscal 2013, we experienced a faster than expected shift in market trends, towards on-demand and ratable product offerings and revenue streams. This market shift, as well as sales execution issues, weaker than expected contributions from acquisitions and other factors, resulted in a reduction in our fiscal 2013 guidance expectations. As a result, we re-evaluated our future profitability models in light of these evolving business challenges, and determined that the recoverability of the $9.8 million net domestic deferred tax assets as of March 31, 2013, was still more likely than not. Upon conclusion of the third quarter of fiscal 2013 and looking forward to the fourth quarter of fiscal 2013, we determined that the shifts in market trends are continuing and therefore we have further reduced our fourth quarter fiscal 2013 guidance expectations. The two consecutive quarterly reductions in our guidance expectations, primarily due to the continuing shift toward on-demand and ratable product offerings and revenue streams, represents new negative evidence related to our net domestic deferred tax asset recoverability assessment. This new evidence has led us to establish a valuation allowance of $49.8 million against our net domestic deferred tax assets during the three months ended June 30, 2013.
The effective income tax rate was (152.7)% and (105.0)% for the three and nine months ended June 30, 2012 respectively. The difference in the effective tax rate in fiscal 2012 as compared to the U.S. federal statutory rate of 35%, was driven by higher non-deductible expenditures, offset by benefits of $47.6 million and $60.2 million in connection with the acquisitions of Swype and Transcend, for which a net deferred tax liability was recorded in purchase accounting at the time of the acquisitions, resulting in a release of our valuation allowance.
Our effective income tax rate is primarily based upon the income adjusted for non-deductible expenditures for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. As of June 30, 2013, we anticipate our international profits to be lower in fiscal 2013 as compared to fiscal 2012 and therefore, we expect the tax benefit from our foreign operations to be lower in fiscal 2013. The impact that foreign operations will have on our effective tax rate is therefore also expected to decrease in fiscal 2013 as compared to fiscal 2012.
At June 30, 2013 and September 30, 2012, the liability for income taxes associated with uncertain tax positions was $19.7 million and $17.4 million, respectively, and is included in other long-term liabilities. If these benefits were recognized, they would favorably impact the effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next twelve months.

16.	Commitments and Contingencies
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We do not believe that the resolution of any such claim or litigation will have a material adverse effect on our financial position and results of operations. However, resolution of any such claim or litigation could require significant management time and adversely impact our operating results, financial position and cash flows.
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

17.	Segment and Geographic Information and Significant Customers

We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile and Consumer, Enterprise and Imaging. Segment profit is an important measure used for evaluating performance and for decision-making purposes and reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. Segment profit represents income from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs (income), net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other income (expense), net and certain unallocated corporate expenses.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We do not track our assets by operating segment; consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to (loss) income before income taxes (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Segment revenues(a):
Healthcare	$238,168	$184,462	$684,939	$479,652
Mobile and Consumer	110,991	132,449	358,895	356,033
Enterprise	78,866	74,506	237,048	241,717
Imaging	62,769	56,790	186,359	170,575
Total segment revenues	490,794	448,207	1,467,241	1,247,977
Acquisition-related revenues	(21,025)	(16,463)	(84,205)	(65,249)
Total consolidated revenues	469,769	431,744	1,383,036	1,182,728
Segment profit:
Healthcare	94,779	85,729	273,540	229,454
Mobile and Consumer	32,153	65,135	108,634	149,703
Enterprise	20,026	15,423	55,094	63,148
Imaging	24,990	21,891	75,614	70,715
Total segment profit	171,948	188,178	512,882	513,020
Corporate expenses and other, net	(40,361)	(26,251)	(96,670)	(73,469)
Acquisition-related revenues and cost of revenues adjustment	(19,334)	(14,548)	(77,439)	(58,884)
Stock-based compensation	(39,195)	(45,608)	(114,108)	(116,416)
Amortization of intangible assets	(42,490)	(40,850)	(126,837)	(115,759)
Acquisition-related income (costs), net	8,458	(16,775)	(22,723)	(46,372)
Restructuring and other charges, net	(7,940)	(1,402)	(14,669)	(6,802)
Costs associated with IP collaboration agreements	(4,937)	(5,250)	(15,645)	(15,750)
Other (expense) income, net	(34,133)	(6,129)	(108,606)	(35,915)
(Loss) income before income taxes	$(7,984)	$31,365	$(63,815)	$43,653

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	$338,432	$294,373	$1,003,024	$829,997
International	131,337	137,371	380,012	352,731
Total revenues	$469,769	$431,744	$1,383,036	$1,182,728

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Event
On August 7, 2013, we entered into an agreement to amend and restate our existing Credit Facility. Of the $483.4 million outstanding term loans due March 31, 2016, existing Lenders representing $333.2 million have elected to extend the maturity to August 7, 2019 and the balance of the term loans have been assigned to new lenders who have also agreed to the extended maturity date. The extended term loans bear interest, at our option, at a base rate determined in accordance with the amended agreement, plus a spread of 1.75%, or a LIBOR rate plus a spread of 2.75%. Also, under the terms of the amendment, the maturity date of our $75 million revolving credit facility has been extended from March 31, 2015 to August 7, 2018. The extended revolving loans bear interest, at our option, at a base rate determined in accordance with the amended agreement, plus a spread of 0.50% to 0.75%, or a LIBOR rate plus a spread of 1.50% to 1.75%, in each case determined based on our consolidated net leverage ratio.
The obligations under the amended Credit Facility are secured by the same assets of Nuance and our domestic subsidiaries that secure the obligations under the existing Credit Facility. The amended agreement also contains customary covenants, including, among other things, covenants that in certain cases restrict our ability to incur additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make acquisitions, pay dividends, and repurchase stock. The amended agreement also contains customary events of default, including failure to make payments, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, change of control and certain insolvency events.

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
OVERVIEW
Business Overview
We are a leading provider of voice and language solutions for businesses and consumers around the world. We continue to develop more intuitive and comprehensive speech and natural language solutions that broaden our markets by expanding the types of solutions we offer. Our solutions are used in the healthcare, mobile, consumer, enterprise customer service, and imaging markets. We offer market-leading accuracy, natural language understanding capability, domain knowledge and implementation capabilities, built on our significant, long-term investments in research and development. Our solutions are based on our proprietary voice and language platform and are used every day by millions of people and thousands of businesses for tasks and services such as requesting information from a phone-based self-service solution, dictating medical records, searching the mobile Web by voice, entering a destination into a navigation system, or working with PDF documents. We offer our solutions to our customers in a variety of ways, including through products, hosting, professional services and maintenance and support. Our product revenues include embedded OEM royalties, traditional enterprise licensing, term-based enterprise licensing and consumer-based sales. Our hosting revenues are primarily generated through on-demand service models, comprised of hosted transaction-based pricing arrangements that typically have multi-year terms. Our hosting and maintenance and support revenues are recurring in nature as our customers need to use our products on a repeat basis to handle their needs in medical transcription, enterprise customer service and mobile connected services. Our professional services also offer a visible revenue stream, as we have a backlog of assignments that take time to complete. We are seeing several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of personal assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio from speech recognition to natural language understanding, semantic processing, domain-specific reasoning and dialog management capabilities.

We are organized in four segments; Healthcare, Mobile and Consumer, Enterprise, and Imaging. Our solutions and services address our four segments:

•
Healthcare.  We provide a comprehensive set of solutions and services that support the clinical documentation process from capturing the patient encounter with their physician, to improved clinical documentation, coding, revenue cycle management and other functions. Our hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, and allow us to deliver scalable, highly productive medical transcription solutions. We offer solutions that leverage the captured information with state-of-the-art coding, compliance and record management which streamlines health information management ("HIM") processes to drive compliance and reimbursement through professional services and time-based licenses. Through Clinical Documentation Improvement ("CDI") programs, we bridge the gap between physicians and coders. These solutions significantly streamline speed and completeness of documentation so that providers can shorten the time between the patient visit and the payment for that visit. Our solutions should enable future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription. Trends in our healthcare business include continuing customer preference for hosted solutions and other time-based licenses, and increasing interest in the use of mobile devices to access healthcare systems and records. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products, as well as transactions which involve the sale of multiple solutions, such as both hosted transcription services and Dragon Medical licenses. Over the last several quarters, we have signed several new contracts for our hosted solutions and also acquired new customers through the acquisition of transcription services organizations. Although the volume processed in our hosted transcription services has steadily increased due to the expanding customer base, we have experienced some erosion in lines processed when customers adopt electronic medical record (EMR) systems, and when in some cases customers use our licensed Dragon Medical product to support input into the EMR. We are investing to expand our product set to address the various healthcare opportunities, expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

•
Mobile and Consumer.  Our portfolio of mobile and consumer solutions and services includes an integrated suite of voice control and text-to-speech solutions, dictation applications, predictive text technologies, mobile messaging services and emerging services such as Web search and voicemail-to-text. Our suite of Dragon general purpose desktop and portable computer dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. In particular, we have focused in recent quarters on integrating our Dragon technology and brand initiatives across mobile and consumer markets. Our Dragon desktop software licensing has been impacted by recent trends in PC sales and structural changes in the Windows software distribution channel. We have strategies in place to mitigate this, including expansion into an OEM distribution model and new subscription based license models. Trends in our mobile and consumer segment include device manufacturers requiring custom applications to deliver unique and differentiated products such as virtual assistants, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and automobiles to address the growing concern of distracted driving, and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers, tablet computers, cameras and third-party applications. Frequently, these solutions require us to supply a broader set of technologies to support the increasing scope and complexity of the solutions, including cloud-based speech recognition, natural language understanding, dialog management, text-to-speech and advanced keyboard technologies, compared to predecessor solutions, and generally we charge a higher price for the broader technology set. Within given levels of our technology set, we have seen pricing pressures from our OEM partners in our mobile handset business. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services, as well as products to help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional upfront licensing of our mobile products and solutions. We are investing to increase our capabilities and capacity to help device manufacturers build custom applications, to increase the capacity of our data centers, to increase the number, kinds and capacity of network services, to enable developers to access our technology, and to expand both awareness and channels for our direct-to-consumer products.

•
Enterprise.  We deliver a portfolio of customer service business intelligence and authentication solutions that are designed to help companies better support, understand and communicate with their customers. Our solutions include the use of technologies such as speech recognition, natural language understanding, text-to-speech, biometric voice recognition, virtual assistant technologies and analytics to automate caller identification and authorization, call steering, completion of tasks such as updates, purchases and information retrieval, and automated outbound notifications. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities for our customers. In addition, we offer solutions that can meet customer care needs through direct interaction with thin-client applications on cell phones, enabling customers to very quickly send and retrieve relevant information. Trends in our enterprise business include increasing interest in the use of mobile applications, web sites to access customer care systems and records, and voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. We are investing to expand our product set to address these opportunities, to increase efficiency of our hosted applications, expand our capabilities and capacity to help customers build custom applications, and broaden our relationships with new hardware and systems integrator partners serving the market.

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

•
Pursue Strategic Acquisitions and Partnerships.  We have selectively pursued strategic acquisitions to expand our technology, solutions and resources to complement our organic growth. We have also formed key partnerships with other important companies in our markets of interest, and intend to continue to do so in the future where it will enhance the value of our business. We have proven experience in integrating businesses and technologies and in delivering enhanced value to our customers, partners, employees and shareholders. We intend to continue to pursue acquisitions that enhance our solutions, serve specific vertical markets and strengthen our technology portfolio. We have however, recently slowed the pace and reduced the size of acquisitions to focus our resources on driving organic growth.

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, is as follows:

•	Total revenue increased by $200.3 million to $1,383.0 million;

•	Net income decreased by $172.4 million to a loss of $82.9 million;

•	Gross margins decreased by 4.5 percentage points to 58.9%;

•	Operating margins decreased by 3.5 percentage points to 3.2%; and

•	Cash provided by operating activities decreased by $30.0 million to $301.5 million.
In addition to the above key financial metrics, we also focus on certain non-financial performance indicators. A summary of these key non-financial performance indicators as of June 30, 2013, as compared to June 30, 2012, is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions increased 5% to approximately 5.2 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Estimated three-year value of on-demand contracts increased 11% to approximately $2.1 billion. We determine this value as of the end of the period reported, by using our best estimate of all anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Product and licensing	$191.6	$190.3	$1.3	0.7%	$561.3	$531.5	$29.8	5.6%
Professional services and hosting	210.4	181.9	28.5	15.7%	624.0	477.1	146.9	30.8%
Maintenance and support	67.8	59.5	8.3	13.9%	197.7	174.1	23.6	13.6%
Total Revenues	$469.8	$431.7	$38.1	8.8%	$1,383.0	$1,182.7	$200.3	16.9%
United States	$338.4	$294.4	$44.0	14.9%	$1,003.0	$830.0	$173.0	20.8%
International	131.4	137.3	(5.9)	(4.3)%	380.0	352.7	27.3	7.7%
Total Revenues	$469.8	$431.7	$38.1	8.8%	$1,383.0	$1,182.7	$200.3	16.9%
The geographic split for the three months ended June 30, 2013, was 72% of total revenues in the United States and 28% internationally, compared to 68% of total revenues in the United States and 32% internationally for the same period last year. The geographic split for the nine months ended June 30, 2013, was 73% of total revenues in the United States and 27% internationally, compared to 70% of total revenues in the United States and 30% internationally for the same period last year. The increase in the proportion of revenue generated domestically was driven by revenues from our recent acquisitions in our Healthcare segment, which are primarily located in the U.S.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Product and licensing revenue	$191.6	$190.3	$1.3	0.7%	$561.3	$531.5	$29.8	5.6%
As a percentage of total revenue	40.8%	44.1%			40.6%	44.9%
The increase in product and licensing revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, consisted of a $18.8 million increase in Healthcare revenue driven primarily by sales of our computer assisted documentation, coding, CDI and analytics solutions from our recent acquisitions, a $4.9 million increase in Imaging revenue, primarily driven by sales of our multi-function peripheral products and a $3.2 million increase in Enterprise on-premise solutions. These increases were offset by a $25.5 million decrease in Mobile and Consumer licensing revenue driven by lower sales of embedded licenses in handset and other consumer electronics resulting from continuing shift toward on-demand and ratable pricing models.
The increase in product and licensing revenue for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, consisted of a $41.8 million increase in Healthcare product and licensing revenue driven primary by sales of our computer assisted documentation, coding, CDI and analytics solutions from our recent acquisitions. Mobile and Consumer product and licensing revenue decreased $18.5 million driven by lower sales of embedded licenses in handset and other consumer electronics resulting from continuing shift toward on-demand and ratable pricing models.
As a percentage of total revenue, product and licensing revenue decreased from 44.9% to 40.6% for the nine months ended June 30, 2013. This decrease is driven by our Healthcare acquisitions in fiscal 2012 and 2013, which have a higher proportion of on-demand hosting revenue. We expect this trend to continue through the remainder of fiscal 2013.

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

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Professional services and hosting revenue	$210.4	$181.9	$28.5	15.7%	$624.0	$477.1	$146.9	30.8%
As a percentage of total revenue	44.8%	42.1%			45.1%	40.3%
The increase in professional services and hosting revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, consisted of a $23.2 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $17.7 million was due to our fiscal 2012 and 2013 acquisitions. Mobile and Consumer professional services and hosting revenue increased $6.9 million, including a $3.8 million increase in professional services to support the custom design and implementation of next-generation mobile solutions in automobiles, handsets and other consumer electronics, and a $3.3 million increase driven by transactional volume growth in our connected mobile services.
The increase in professional services and hosting revenue for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, consisted of a $121.9 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $98.2 million was due to our fiscal 2012 and 2013 acquisitions. Mobile and Consumer professional services and hosting revenue increased $26.9 million, primarily attributable to a $15.0 million increase driven by transactional volume growth in our connected mobile services and a $13.2 million increase in professional services to support the custom design and implementation of next-generation mobile solutions in automobiles, handsets and other consumer electronics.
As a percentage of total revenue, professional services and hosting revenue increased from 40.3% to 45.1% for the nine months ended June 30, 2013. This increase is driven by our Healthcare acquisitions in fiscal 2012 and 2013, which have a higher proportion of on-demand hosting revenue. We expect this relationship to continue through the remainder of fiscal 2013.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Maintenance and support revenue	$67.8	$59.5	$8.3	13.9%	$197.7	$174.1	$23.6	13.6%
As a percentage of total revenue	14.4%	13.8%			14.3%	14.7%
The increase in maintenance and support revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, included a $3.5 million increase in Healthcare revenue driven by sales of our Dragon Medical solutions together with an increase of $2.7 million in Enterprise revenue driven by strong maintenance renewals and license bookings in prior periods.
The increase in maintenance and support revenue for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, included an $10.8 million increase in Healthcare revenue driven by sales of our Dragon Medical solutions, and a $6.8 million increase in Enterprise revenue driven by strong maintenance renewals and license bookings in prior periods.

Costs and Expenses
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Cost of product and licensing revenue	$25.8	$16.7	$9.1	54.5%	$75.1	$53.1	$22.0	41.4%
As a percentage of product and licensing revenue	13.5%	8.8%			13.4%	10.0%
The increase in cost of product and licensing revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily due to a $7.0 million increase in Healthcare costs driven by our acquisition of Quantim in fiscal 2012, which decreased gross margin by 2.9 percentage points. The remaining decrease of 1.8 percentage points in gross margin resulted from a continuing shift toward on-demand and ratable pricing models, primarily in our new solutions and mobile offerings. We expect this trend to continue through the remainder of fiscal 2013.
The increase in cost of product and licensing revenue for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, was primarily due to a $18.1 million increase in Healthcare costs driven by our acquisition of Quantim in fiscal 2012, which decreased gross margin by 2.7 percentage points. The remaining decrease of 0.7 percentage points in gross margin resulted from a continuing shift toward on-demand and ratable pricing models, primarily in our new solutions and mobile offerings. We expect this trend to continue through the remainder of fiscal 2013.
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

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Cost of professional services and hosting revenue	$140.4	$115.2	$25.2	21.9%	$404.1	$302.6	$101.5	33.5%
As a percentage of professional services and hosting revenue	66.7%	63.3%			64.8%	63.4%

The increase in the cost of professional services and hosting revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was due to a $23.6 million increase in Healthcare costs driven primarily by growth in our on-demand solutions, including the impact from our fiscal 2012 and 2013 acquisitions. Gross margin decreased 3.4 percentage points primarily driven by an increased proportion of revenues coming from our on-demand services, including the impact of our acquisitions, as well as growth in labor costs for our hosting and transcription services. We expect this trend to continue through the remainder of fiscal 2013.
The increase in the cost of professional services and hosting revenue for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, was due to a $95.2 million increase in Healthcare costs driven primarily by growth in our on-demand solutions, including the impact from our fiscal 2012 and 2013 acquisitions. Gross margin decreased 1.4 percentage points primarily driven by an increased proportion of revenues coming from our on-demand services, including the impact of our acquisitions, as well as growth in labor costs for our hosting and transcription services. We expect this trend to continue in fiscal 2013. This decrease was offset by a 1.0 percentage point improvement in gross margin due to a reduction in stock-based compensation expense.
Given the continued mix shift towards our professional services and hosting revenue driven primarily by our Healthcare business, our total gross margin decreased 4.5 percentage points for the nine months ended June 30, 2013. We expect this trend to continue for the remainder of fiscal 2013.

Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Cost of maintenance and support revenue	$12.6	$11.1	$1.5	13.5%	$40.5	$33.0	$7.5	22.7%
As a percentage of maintenance and support revenue	18.6%	18.7%			20.5%	18.9%
The increase in cost of maintenance and support revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily due to a $1.7 million increase in costs driven by our acquisitions in the Healthcare and Imaging segments during fiscal 2012 and 2013. Gross margin remained relatively flat.
The increase in cost of maintenance and support revenue for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, was primarily due to a $5.1 million increase in costs driven by our acquisitions in the Healthcare and Imaging segments during the period, contributing in part, to a 1.6 percentage point decrease in gross margin.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Research and development expense	$73.1	$56.1	$17.0	30.3%	$214.4	$162.1	$52.3	32.3%
As a percentage of total revenue	15.6%	13.0%			15.5%	13.7%
The increase in research and development expense for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily attributable to a $10.8 million increase in compensation expense, driven by headcount growth, including additional headcount from our acquisitions during fiscal 2012 and 2013, as well as a $1.2 million increase in stock-based compensation expense.
The increase in research and development expense for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, was primarily attributable to a $31.2 million increase in compensation expense, driven by headcount growth, including additional headcount from our acquisitions during the period, as well as a $6.1 million increase in stock-based compensation expense.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Sales and marketing expense	$98.9	$93.2	$5.7	6.1%	$314.4	$267.9	$46.5	17.4%
As a percentage of total revenue	21.1%	21.6%			22.7%	22.7%
The increase in sales and marketing expense for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily attributable to a $7.3 million increase in compensation expense, including commission expense, driven primarily by headcount growth, including additional headcount from our acquisitions during the period. The increase was offset by a decrease of $1.5 million in marketing and channel program spending.

The increase in sales and marketing expense for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, was primarily attributable to a $28.6 million increase in compensation expense, including commission expense, driven primarily by headcount growth, including additional headcount from our acquisitions during the period, as well as a $6.5 million increase in stock-based compensation expense. Additionally, marketing and channel program spending increased $7.5 million to drive revenue growth as part of demand generation activities during the holiday season in the first quarter of fiscal 2013.
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

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
General and administrative expense	$50.8	$43.0	$7.8	18.1%	$125.5	$115.5	$10.0	8.7%
As a percentage of total revenue	10.8%	10.0%			9.1%	9.8%
The increase in general and administrative expense for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily attributable to a $4.6 million contribution of our common stock to the Nuance Foundation, an unconsolidated related-party established to provide grants to educational institutions and other non-profit organizations to advance charitable, scientific, literary and educational purposes. In addition, legal expense increased $3.6 million and compensation expense increased $2.5 million driven by headcount growth, including additional headcount from our acquisitions during the period. These increases were offset by a $6.1 million decrease in stock-based compensation expense due to less expense related to performance-based awards and bonus resulting from lower than expected results in fiscal 2013.
The increase in general and administrative expense for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, was primarily attributable to a $11.5 million increase in compensation expense, driven primarily by headcount growth including additional headcount from our acquisitions during the period, a $5.9 million increase in legal expense, and a $4.6 million contribution of our common stock to the Nuance Foundation. These increases were offset by a $12.8 million decrease in stock-based compensation expense due to less expense related to performance-based awards and bonus resulting from lower than expected results in fiscal 2013.
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

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Cost of revenue	$15.2	$14.9	$0.3	2.0%	$48.1	$44.7	$3.4	7.6%
Operating expenses	27.3	25.9	1.4	5.4%	78.7	71.0	7.7	10.8%
Total amortization expense	$42.5	$40.8	$1.7	4.2%	$126.8	$115.7	$11.1	9.6%
As a percentage of total revenue	9.0%	9.5%			9.2%	9.8%
The increase in amortization of intangible assets for the three and nine months ended June 30, 2013, as compared to the three and nine months ended June 30, 2012, was primarily attributable to the amortization of acquired intangible assets from our business acquisitions during the period.

Acquisition-Related Costs (Income), Net
Acquisition-related costs (income) include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related including services provided by third-parties; (ii) professional service fees, including third-party costs related to the acquisition, and legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Acquisition-related costs (income) were recorded as follows (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Transition and integration costs	$6.0	$2.0	$4.0	200.0%	$23.9	$8.3	$15.6	188.0%
Professional service fees	3.4	14.8	(11.4)	(77.0)%	16.7	37.5	(20.8)	(55.5)%
Acquisition-related adjustments	(17.9)	—	(17.9)	N/M	(17.9)	0.6	(18.5)	(3,083.3)%
Total acquisition-related costs (income), net	$(8.5)	$16.8	$(25.3)	(150.6)%	$22.7	$46.4	$(23.7)	(51.1)%
As a percentage of total revenue	(1.8)%	3.9%			1.6%	3.9%
The increase in transition and integration costs for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, was primarily attributable to an increase of $9.4 million in contingent earn-out payments treated as compensation expense related to our acquisition of JA Thomas during the first quarter of fiscal 2013, as well as post-acquisition transition costs associated with recently completed acquisitions. For the three and nine months ended June 30, 2012, professional service fees consisted primarily of the legal and regulatory costs associated with Vlingo, Transcend and other acquisitions in fiscal 2012.
Included in Acquisition-related adjustments for the three and nine months ended June 30, 2013, is income of $17.8 million related to the elimination of a contingent liability established in the original allocation of purchase price for an acquisition closed in fiscal 2007 following the expiration of the applicable statute of limitations. As a result, we have eliminated the contingent liability.
Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. Other amounts may include gains or losses on non-controlling strategic equity interests, and gains or losses on sales of non-strategic assets or product lines. The following table sets forth the activity relating to the restructuring accruals included in restructuring and other charges, net for the nine months ended June 30, 2013 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2012	$1.7	$—	$1.7
Restructuring charges	14.4	1.1	15.5
Cash payments	(8.5)	(0.4)	(8.9)
Balance at June 30, 2013	$7.6	$0.7	$8.3
For the nine months ended June 30, 2013, we recorded net restructuring charges of $15.5 million, which included a $14.4 million severance charge related to the elimination of approximately 300 personnel across multiple functions. In addition to the restructuring charges, we recorded a net gain of $0.8 million in the nine months ended June 30, 2013 related to the sales of two immaterial product lines.

Other (Expense) Income
Other (expense) income consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other (expense) income, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Interest income	$0.4	$0.5	$(0.1)	(20.0)%	$1.3	$1.8	$(0.5)	(27.8)%
Interest expense	(34.1)	(20.5)	(13.6)	66.3%	(102.1)	(58.1)	(44.0)	75.7%
Other (expense) income, net	(0.4)	13.8	(14.2)	(102.9)%	(7.9)	20.4	(28.3)	(138.7)%
Total other expense, net	$(34.1)	$(6.2)	$(27.9)	450.0%	$(108.7)	$(35.9)	$(72.8)	202.8%
As a percentage of total revenue	(7.3)%	(1.4)%			(7.9)%	(3.0)%

The increase in interest expense for the three and nine months ended June 30, 2013, as compared to the three and nine months ended June 30, 2012, was due to the the issuance of $700.0 million of Senior Notes in the fourth quarter of fiscal 2012, as well as an additional $350.0 million of Senior Notes issued in fiscal 2013. Other (expense) income, net decreased for the three and nine months ended June 30, 2013 compared to the three and nine months ended June 30, 2012, primarily driven by a $13.7 million gain recognized on the original non-controlling equity interest in Vlingo upon the acquisition of Vlingo in fiscal 2012.
Provision (Benefit) from Income Taxes
The following table shows the provision (benefit) from income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change	Nine Months Ended June 30,		Dollar Change	Percent Change
	2013	2012			2013	2012
Provision (benefit) from income taxes	$27.0	$(47.9)	$74.9	(156.4)%	$19.1	$(45.8)	$64.9	(141.7)%
Effective income tax rate	(338.1)%	(152.7)%			(29.9)%	(105.0)%
The effective income tax rate was (338.1)% and (29.9)% for the three and nine months ended June 30, 2013, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the establishment of a valuation allowance against our net domestic deferred tax assets as of June 30, 2013.
As of September 30, 2012, we had net domestic deferred tax assets that totaled $10.4 million.  Based on our review of historical profitability, coupled with our profitability forecasts for 2013 and beyond, we believed at that time that the recoverability of those assets was more likely than not.  During the second quarter of fiscal 2013, we experienced a faster than expected shift in market trends, toward on-demand and ratable product offerings and revenue streams.  This market shift, as well as sales execution issues, weaker than expected contributions from acquisitions and other factors, resulted in a reduction in our fiscal 2013 guidance expectations.  As a result, we re-evaluated our future profitability models in light of these evolving business challenges, and determined that the recoverability of the $9.8 million net domestic deferred tax assets as of March 31, 2013, was still more likely than not.  Upon conclusion of the third quarter of fiscal 2013 and looking forward to the fourth quarter of fiscal 2013, we determined that the shifts in market trends are continuing and therefore we have further reduced our fourth quarter fiscal 2013 guidance expectations.  The two consecutive quarterly reductions in our guidance expectations, primarily due to the continuing shift toward on-demand and ratable product offerings and revenue streams, represents new negative evidence related to our domestic deferred tax asset recoverability assessment. This new evidence has led us to establish a valuation allowance of $49.8 million against our net deferred tax assets in the three months ended June 30, 2013.
The effective income tax rate was (152.7)% and (105.0)% for the three and nine months ended June 30, 2012, respectively. The difference in our effective tax rate in fiscal 2012 as compared to the U.S. federal statutory rate of 35%, was driven by higher non-deductible expenditures, offset by tax benefits of $47.6 million and $60.2 million in connection with the acquisitions of Swype and Transcend, for which a net deferred tax liability was recorded in purchase accounting at the time of the acquisitions, resulting in a release of our valuation allowance.
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
Our effective income tax rate is primarily based upon the income adjusted for non-deductible expenditures for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. As of June 30, 2013, we anticipate our international profits to be lower in 2013 as compared to 2012 and therefore, we expect the tax benefit from our foreign operations to be lower in fiscal 2013. The impact that foreign operations will have on our effective tax rate is therefore also expected to decrease in fiscal 2013 as compared to fiscal 2012.

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

Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. Segment profit represents income from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs (income), net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other income (expense), net and certain unallocated corporate expenses. The following table presents segment results (dollars in millions):

	Three Months Ended June 30,		Change	Percent Change	Nine Months Ended June 30,		Change	Percent Change
	2013	2012			2013	2012
Segment Revenues
Healthcare	$238.1	$184.5	$53.6	29.1%	$684.9	$479.7	$205.2	42.8%
Mobile and Consumer	111.0	132.4	(21.4)	(16.2)%	358.9	356.0	2.9	0.8%
Enterprise	78.9	74.5	4.4	5.9%	237.0	241.7	(4.7)	(1.9)%
Imaging	62.8	56.8	6.0	10.6%	186.4	170.5	15.9	9.3%
Total segment revenues	$490.8	$448.2	$42.6	9.5%	$1,467.2	$1,247.9	219.3	17.6%
Acquisition-related revenues	(21.0)	(16.5)	(4.5)	27.3%	(84.2)	(65.2)	(19.0)	29.1%
Total revenues	$469.8	$431.7	$38.1	8.8%	$1,383.0	$1,182.7	$200.3	16.9%
Segment Profit
Healthcare	$94.8	$85.8	$9.0	10.5%	$273.5	$229.5	$44.0	19.2%
Mobile and Consumer	32.2	65.1	(32.9)	(50.5)%	108.6	149.7	(41.1)	(27.5)%
Enterprise	20.0	15.4	4.6	29.9%	55.1	63.1	(8.0)	(12.7)%
Imaging	25.0	21.9	3.1	14.2%	75.6	70.7	4.9	6.9%
Total segment profit	$172.0	$188.2	$(16.2)	(8.6)%	$512.8	$513.0	$(0.2)	—%
Segment Profit Margin
Healthcare	39.8%	46.5%	(6.7)		39.9%	47.8%	(7.9)
Mobile and Consumer	29.0%	49.2%	(20.2)		30.3%	42.1%	(11.8)
Enterprise	25.3%	20.7%	4.6		23.2%	26.1%	(2.9)
Imaging	39.8%	38.6%	1.2		40.6%	41.5%	(0.9)
Total segment profit margin	35.0%	42.0%	(7.0)		35.0%	41.1%	(6.1)
Segment Revenue
Three Months Ended June 30, 2013

•
Healthcare segment revenue increased $53.6 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily attributable to revenue growth in our product and licensing and on-demand solutions. Professional services and hosting revenue increased $26.5 million due to additional on-demand transactional volume resulting from our acquisitions during fiscal 2012 and 2013. Product and licensing revenues increased $23.6 million primarily driven by a $17.0 million increase in sales of our computer assisted documentation, coding, CDI and analytics solutions from our acquisitions during the period.

•
Mobile and Consumer segment revenue decreased $21.4 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Our product and licensing revenue decreased $30.5 million, primarily driven by lower sales of embedded licenses in handset and other consumer electronics resulting from a continuing shift toward on-demand and ratable pricing models. Our professional services and hosting revenue grew $7.8 million, primarily attributable to an increase of $4.1 million driven by transactional volume growth in our connected mobile services, and a $3.8 million increase in professional services to support the custom design and implementation of our next-generation mobile solutions in automobiles, handsets and other consumer electronics.

•
Enterprise segment revenue increased $4.4 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Product and licensing revenue increased $2.8 million driven by growth in our voice biometrics solutions. Maintenance and support revenue increased $2.7 million driven by strong maintenance renewals and license bookings in prior periods.

•
Imaging segment revenue increased $6.0 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, driven by growth in product and licensing sales from our 2012 and 2013 acquisitions as well as sales of our core imaging solutions.

Nine Months Ended June 30, 2013

•
Healthcare segment revenue increased $205.2 million for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, primarily attributable to revenue growth in our on-demand and product and licensing solutions. Professional services and hosting revenue increased $133.7 million due to growth in on-demand transactional volume, of which $125.1 million of the increase resulted from our acquisitions during fiscal 2012 and 2013. Product and licensing revenues increased $60.8 million primarily driven by sales of our computer assisted documentation, coding, CDI and analytics solutions from our recent acquisitions.

•
Mobile and Consumer segment revenue increased $2.9 million for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012. Our product and licensing revenue decreased $30.7 million, primarily driven by lower sales of embedded licenses in handset and other consumer electronics resulting from a continuing shift toward on-demand and ratable pricing models. Our professional services and hosting revenue grew $30.8 million, primarily attributable to an increase of $18.6 million driven by transactional volume growth in our connected mobile services and a $13.4 million increase in professional services to support the custom design and implementation of our next-generation mobile solutions in automobiles, handsets and other consumer electronics.

•
Enterprise segment revenue decreased $4.7 million for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012. Our product and licensing revenues decrease by $11.2 million primarily driven by lower product and licensing revenues in Europe. Maintenance and support revenues increased $6.8 million driven by strong maintenance renewals and license bookings in prior periods.

•
Imaging segment revenue increased $15.9 million for the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012, driven by growth in product and licensing sales from our 2012 and 2013 acquisitions.

Segment Profit
Three Months Ended June 30, 2013

•
Healthcare segment profit for the three months ended June 30, 2013 increased 10.5% over the same period last year, driven by segment revenue growth of 29.1%, partially offset by increased costs from growth in sales of our on-demand solutions and increased investments in research and development. Segment profit margin decreased 6.7 percentage points, from 46.5% last year to 39.8% during the current period. The decrease in margin was primarily driven by a decrease of 5.1 percentage points from segment gross margin due to growth in labor costs for our hosting and transcription services, driven by our acquisitions in the period. In addition, margin decreased 1.9 percentage points due to increased investments in research and development.

•
Mobile and Consumer segment profit for the three months ended June 30, 2013 decreased 50.5% compared to the same period last year. Segment profit margin decreased 20.2 percentage points, from 49.2% last year to 29.0% during the current period. The decrease in both segment profit and margin was primarily driven by an 8.6 percentage point increase in research and development spending, as well as an 8.3 percentage point decrease in segment gross margin due to lower product and licensing revenue resulting from a continuing shift toward on-demand and ratable pricing models.

•
Enterprise segment profit for the three months ended June 30, 2013 increased 29.9% as compared to same period last year, driven primarily by increased sales of on-premise solutions and maintenance and support revenue. Segment profit margin increased 4.6 percentage points, from 20.7% last year to 25.3% in the current period. The increase in segment profit margin was driven by improvement in gross margin due to strong license sales as well as cost-saving measures during the period.

•
Imaging segment profit for the three months ended June 30, 2013 increased 14.2% as compared to the same period last year. Segment profit margin increased by 1.2 percentage points, from 38.6% last year to 39.8% in the current period. The increase in segment profit margin was primarily driven by a 3.1 percentage point decrease in marketing expense offset by a 1.0 percentage point decline in segment gross margin.

Nine Months Ended June 30, 2013

•
Healthcare segment profit for the nine months ended June 30, 2013 increased 19.2% over the same period last year, driven by segment revenue growth of 42.8%, partially offset by increased costs from growth in sales of our on-demand solutions and investment in research and development. Segment profit margin decreased 7.9 percentage points, from 47.8% last year to 39.9% during the current period. This decrease in margin was primarily driven by a decrease of 6.7 percentage points from segment gross margin due to growth in labor costs for our hosting and transcription services, driven by our acquisitions during the period. In addition, margin decreased 1.7 percentage points due to increased investments in research and development.

•
Mobile and Consumer segment profit for the nine months ended June 30, 2013 decreased 27.5% as compared to the same period last year. The decrease in profit was primarily due to lower product and licensing revenue and increased investments in research and development. Segment profit margin decreased 11.8 percentage points, from 42.1% last year to 30.3% during the current period. This decrease in margin was primarily driven by a 4.9 percentage point increase in research and development spending, as well as a 4.3 percentage point decrease in margin due to lower product and licensing revenue resulting from continuing shift toward on-demand and ratable pricing models.

•
Enterprise segment profit for the nine months ended June 30, 2013 decreased 12.7% as compared to the same period last year, driven primarily by lower product and licensing revenues in Europe. Segment profit margin decreased 2.9 percentage points, from 26.1% last year to 23.2% in the current period. This decrease in margin was primarily driven by higher sales and marketing expenses, which reduced margins by 3.6 percentage points.

•
Imaging segment profit for the nine months ended June 30, 2013 increased 6.9% over the same period last year. Segment profit margin decreased by 0.9 percentage points, from 41.5% last year to 40.6% in the current period. This decrease was primarily driven by a 1.1 percentage point increase in research and development spending.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $873.1 million as of June 30, 2013, a decrease of $256.7 million as compared to $1,129.8 million as of September 30, 2012. Our working capital was $835.8 million as of June 30, 2013, as compared to $736.5 million as of September 30, 2012. Cash and cash equivalents held by our international operations totaled $47.5 million and $78.8 million at June 30, 2013 and September 30, 2012, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the withholding taxes payable as a result would have a material impact to our liquidity. As of June 30, 2013, our total accumulated deficit was $302.0 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2013 was $301.5 million, a decrease of $30.0 million, as compared to cash provided by operating activities of $331.5 million for the nine months ended June 30, 2012. The net decrease was primarily driven by the following factors:

•	A decrease in cash flows of $96.6 million resulting from a decrease in net income, exclusive of non-cash adjustment items;

•	Offset by an increase in cash flows of $23.8 million generated by changes in working capital excluding deferred revenue; and

•	An increase in cash flows of $42.8 million from an overall increase in deferred revenue.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended June 30, 2013 was $616.9 million, a decrease of $68.3 million, as compared to cash used in investing activities of $685.2 million for the nine months ended June 30, 2012. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $91.0 million for business and technology acquisitions during the nine months ended June 30, 2013;

•	A decrease in cash outflows of $10.3 million for capital expenditures during the nine months ended June 30, 2013; and

•	Offset by a decrease in cash inflows of $31.0 million from sales and maturities of our marketable securities and other investments.

Cash Provided by Financing Activities
Cash provided by financing activities for the nine months ended June 30, 2013 was $61.1 million, a decrease of $386.5 million, as compared to cash provided by financing activities of $447.6 million for the nine months ended June 30, 2012. The net decrease was primarily driven by the following factors:

•
A decrease in cash inflows of $324.5 million from the issuance of long-term debt. Total proceeds from the issuance of our 5.375% Senior Notes due 2020 in the nine months ended June 30, 2013, net of issuance costs, were $351.7 million as compared to $676.3 million from the issuance of the 2031 Debentures, net of issuance costs in the nine months ended June 30, 2012;

•	An increase in cash outflows of $142.1 million in October 2012 to pre-pay the term loans originally scheduled to mature in March 2013;

•
An increase in cash outflows of $14.5 million as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting activities during the nine months ended June 30, 2013 as compared to the same period in fiscal 2012; and

•
Offset by a decrease in cash outflows of $97.0 million related to our share repurchase program. During the nine months ended June 30, 2013, we repurchased 6.1 million shares of our common stock for total cash outflows of $103.0 million. This compares to our repurchase of 8.5 million shares of our common stock for total cash outflows of $200.0 million during the quarter ended December 31, 2011.

Credit Facilities and Debt

5.375% Senior Notes due 2020
On August 14, 2012, we issued $700 million aggregate principal amount of 5.375% Senior Notes (the "Notes") in a private placement due on August 15, 2020. The proceeds from the Notes were approximately $689.1 million, net of issuance costs. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears, beginning on February 15, 2013. On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of the Notes due 2020, pursuant to the indenture agreement dated August 14, 2012. Total proceeds received, net of issuance costs, were $351.7 million.
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
At any time before August 15, 2016, we may redeem all or a portion of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest to, but excluding, the redemption date. At any time on or after August 15, 2016, we may redeem all or a portion of the Notes at certain redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. At any time before August 15, 2015, we may redeem up to 35% of the aggregate outstanding principal amount of the Notes with the net cash proceeds received by the Company from certain equity offerings at a price equal to 105.375%, plus accrued and unpaid interest to, but excluding, the redemption date, provided that the redemption occurs no later than the 120 day after the closing of the related equity offering, and at least 50% of the original aggregate principal amount of the Notes remains outstanding immediately thereafter.
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
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter beginning after December 31, 2011 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. Upon conversion, we will pay the principal amount in cash and any amounts payable in excess of the $690 million principal amount will be paid in cash or shares of our common stock, at our election. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2013, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.
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
During the 30 consecutive trading day measurement period ended June 30, 2013, the trading price of our stock did not exceed the conversion threshold price for the required minimum of 20 days, and therefore the holders' will not have the option to convert their shares in the quarter ended September 30, 2013. The 2027 Debentures are classified as long-term obligations at June 30, 2013.
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
Credit Facility
Our credit facility consists of a $75 million revolving credit line including letters of credit, and a term loan with a remaining balance of $483.4 million. The term loan has a final maturity date of March 31, 2016. The revolving credit facility matures March 31, 2015. At June 30, 2013, there were $6.2 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.
The Credit Facility contains covenants, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2013, we were in compliance with the covenants under the Credit Facility.
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
At June 30, 2013 the applicable margins were 3.00%, with an effective rate of 3.20%, on the remaining balance maturing in March 2016. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our credit ratings. As of June 30, 2013, the commitment fee rate was 0.375%.
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

On August 7, 2013, we entered into an agreement to amend and restate our existing Credit Facility. Of the $483.4 million outstanding term loans due March 31, 2016, existing Lenders representing $333.2 million have elected to extend the maturity to August 7, 2019, and the balance of the term loans have been assigned to new lenders who have also agreed to the extended maturity date. The extended term loans bear interest, at our option, at a base rate determined in accordance with the amended agreement, plus a spread of 1.75%, or a LIBOR rate plus a spread of 2.75%. Also, under the terms of the amendment, the maturity date of the $75 million revolving credit facility has been extended from March 31, 2015 to August 7, 2018. The extended revolving loans bear interest, at our option, at a base rate determined in accordance with the amended agreement, plus a spread of 0.50% to 0.75%, or a LIBOR rate plus a spread of 1.50% to 1.75%, in each case determined based on our consolidated net leverage ratio.
The obligations under the amended Credit Facility are secured by the same assets of Nuance and our domestic subsidiaries that secure the obligations under the existing Credit Facility. The amended agreement also contains customary covenants, including, among other things, covenants that in certain cases restrict our ability to incur additional indebtedness, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make acquisitions, pay dividends, and repurchase stock. The amended agreement also contains customary events of default, including failure to make payments, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, change of control and certain insolvency events.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. During the three months ended June 30, 2013, we purchased 6.1 million shares, for a total of $115.0 million (including 0.7 million shares for $12.0 million that were repurchased, but not settled at June 30, 2013).
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations as of June 30, 2013 (dollars in millions):

Contractual Obligations	Payments Due by Fiscal Year Ended September 30,
	Total	Remaining 2013	2014 and 2015	2016 and 2017	Thereafter
Credit Facility(1)	$483.4	$1.2	$9.6	$472.6	$—
Convertible Debentures(2)	940.0	—	250.0	—	690.0
Senior Notes	1,050.0	—	—	—	1,050.0
Interest payable on long-term debt(3)	543.9	26.2	188.4	158.4	170.9
Letters of Credit(4)	6.2	0.3	5.9	—	—
Operating leases	197.9	12.2	73.9	54.9	56.9
Purchase commitments for inventory, property and equipment(5)	5.8	5.8	—	—	—
Collaboration agreements(6)	22.2	18.4	3.8	—	—
Other long-term liabilities assumed(7)	6.5	0.6	4.8	1.1	—
Total contractual cash obligations	$3,255.9	$64.7	$536.4	$687.0	$1,967.8

(1)
Principal is paid on a quarterly basis under the Credit Facility. On August 7, 2013 we entered into an agreement to amend and restate our existing credit facility. The final maturity date on the amended Credit Facility is August 7, 2019.

(2)
Holders of the 2027 Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022. Holders of the 2031 Debentures have the right to require us to redeem the Debentures on November 1, 2017, 2021, and 2026.

(3)
Interest on the Credit Facility is due and payable monthly and is estimated using the effective interest rate as of June 30, 2013. Interest is due and payable semi-annually under the 2027 Debentures and the 2031 Debentures at a rate of 2.75%. Interest is due and payable semi-annually on the Senior notes at a rate of 5.375%.

(4)	Letters of Credit are in place primarily to secure future operating lease payments.

(5)	These amounts include non-cancelable purchase commitments for inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(6)	Payments under the research collaboration agreements are payable in cash or common stock at our option.

(7)
Obligations include assumed long-term liabilities relating to a restructuring program initiated by a previous acquisition in 2003. The restructuring program related to the closing of a facility with a lease term set to expire in 2016. The total contractual obligation under the lease is $6.7 million. As of June 30, 2013, we have sub-leased certain of the office space related to the facility to unrelated third parties. Total sublease income under contractual terms is expected to be $5.0 million, which ranges from $0.5 million to $2.0 million on an annualized basis through 2016.

The gross liability for unrecognized tax benefits as of June 30, 2013 was $19.7 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
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

In connection with our acquisition of Swype, Inc. ("Swype") in October 2011, we agreed to make deferred payments to the former shareholders of Swype of up to $25.0 million in April 2013, contingent upon the continued employment of three named executives and certain other conditions. The contingent payments were subject to reduction by amounts specified in the merger agreement in the event that any of the three executives terminated their employment prior to the payment date or if any losses occur to which we would be entitled to indemnification under the merger agreement. In April 2013, upon completion of the required employment condition, we paid $25.0 million in cash to the former shareholders of Swype.
In connection with our acquisition of Vocada, Inc. (“Vocada”) in November 2007, we agreed to make contingent earn-out payments of up to $21.0 million upon the achievement of certain financial targets measured over defined periods through December 31, 2010. We have notified the former shareholders of Vocada that the financial targets were not achieved. In December 2010, the former shareholders filed a demand for arbitration in accordance with their rights under the merger agreement. On October 4, 2012, the arbitration panel issued its decision that no additional payment to the former shareholders under the Vocada agreement was required. Certain of the Vocada shareholders have filed a motion to vacate this ruling. At June 30, 2013, we have not recorded any obligation related to this earn-out.
Off-Balance Sheet Arrangements
Through June 30, 2013, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
Based on events occurring subsequent to September 30, 2012, we are updating certain of the Critical Accounting Policies, Judgments and Estimates.
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

We test goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter, and between annual tests if indicators of potential impairment exist. In April 2013, we determined that lower than expected results for our fiscal 2013 second quarter and the revised forecast for the full fiscal year earnings represented a triggering event requiring an interim goodwill impairment test. As a result, we performed an interim goodwill impairment analysis during our third quarter.

The impairment test for goodwill and intangible assets with indefinite lives compares the fair value of identified reporting unit(s) to its (their) carrying amount to assess whether such assets are impaired. We have six reporting units based on the level of information provided to, and review thereof, by our segment management.

We determine fair values for each of the reporting units using an income approach. When available and appropriate, we also use a comparative market approach to derive the fair values. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 12.5% to19%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparable entities is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

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

Based on our interim assessment during the third quarter of fiscal 2013, the estimated fair value exceeds the carrying value for all six of our reporting units. We have not had any impairment charges during our history as a result of our impairment evaluation of goodwill. Significant adverse changes in our future revenues and/or cash flow results, or significant degradation in the enterprise values of comparable companies within our segments, could result in the determination that all or a portion of our goodwill is impaired.

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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2013 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $145.0 million at June 30, 2013. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.
At June 30, 2013, we held approximately $873.1 million of cash and cash equivalents primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our cash and cash equivalents would increase by approximately $7.6 million per annum, based on the June 30, 2013 reported balances of our investment accounts.
At June 30, 2013, our total outstanding debt balance exposed to variable interest rates was $483.4 million. A hypothetical one percentage point increase in interest rates, would result in an increase in our interest expense relative to our outstanding variable rate debt of $4.8 million per annum.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of June 30, 2013, we have security price guarantees outstanding covering approximately 210,823 shares. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flows.
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
Our debentures trade in the financial markets, and the fair value at June 30, 2013 was $294.2 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on June 30, 2013 of approximately $236.3 million. A 10% increase in the stock price over the June 30, 2013 closing price of $18.40 would result in an estimated $11.4 million increase to the fair value and a $23.6 million increase to the conversion value of the debentures. Given the current trading value of the debentures, the greatest value to the holders of the debentures would be to sell the debentures in the open market in order to maximize their return. Based on this, we believe that the holders may not have a significant economic incentive to convert prior to the first redemption date in August 2014.
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
Our debentures trade in the financial markets, and the fair value at June 30, 2013 was $710.7 million, based on an average of the bid and ask prices for that day. This compares to a conversion value on June 30, 2013 of approximately $393.1 million. A 10% increase in the stock price over the June 30, 2013 closing price of $18.40 would result in an estimated $17.3 million increase to the fair value and a $39.3 million increase to the conversion value of the 2031 Debentures.

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
This information is included in Note 16, Commitments and Contingencies, in the accompanying notes to unaudited consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.

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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2013, we had identified intangible assets of approximately $959.8 million, net of accumulated amortization, and goodwill of approximately $3.3 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
We have a significant amount of debt. As of June 30, 2013, we had a total of $2,473.4 million of gross debt outstanding, $483.4 million in term loans due in March 2016, $1,050.0 million of senior notes due in 2020 and $940.0 million in convertible debentures. Investors may require us to redeem the 2027 Debentures totaling $250.0 million in aggregate principal amount in August 2014, or sooner if the closing sale price of our common stock is more than 120% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through March 2015. As of June 30, 2013, there were $6.2 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
In addition, approximately $483.4 million of our debt outstanding as of June 30, 2013 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
We reported net income of $207.1 million and $38.2 million in fiscal 2012 and 2011, respectively, net losses of $19.1 million for the fiscal year 2010 and have a total accumulated deficit of $302.0 million as of June 30, 2013. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue will grow or that we will maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
Because we have international subsidiaries and distributors that operate and sell our products outside the United States, we are exposed to the risk of changes in foreign currency exchange rates. In certain circumstances, we have entered into forward exchange contracts to hedge against foreign currency fluctuations. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We do not engage in foreign currency speculation. With our increased international presence in a number of geographic locations and with international revenue and costs projected to increase, we are exposed to changes in foreign currencies including the euro, British pound, Canadian dollar, Japanese yen, Indian rupee and Hungarian forint. Changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results.
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
As of June 30, 2013, Warburg Pincus, a global private equity firm, beneficially owned approximately 10.2% of our outstanding common stock, including 3,562,238 shares of our outstanding Series B Preferred Stock, each of which is convertible into one share of our common stock. In addition, investment entities affiliated with Carl C. Icahn beneficially owned approximately 10% of our outstanding common stock, as well as options to acquire an additional 5% of our common stock as of June 30, 2013. Because of their large holdings of our capital stock relative to other stockholders, each of these stockholders acting individually, or together, has a strong influence over matters requiring approval by our stockholders.
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
On June 1, 2013, we issued 193,699 shares of common stock to International Business Machines Corporation as consideration under a collaboration agreement. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.
On May 24, 2013, we issued 234,009 shares of common stock to the Nuance Foundation to fund future charitable donations. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.
The following is a summary of our third quarter share repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2013 - April 30, 2013	—	$—	—	$500,000,000
May 1, 2013 - May 31, 2013	1,247,848	$19.02	1,247,848	$476,265,457
June 1, 2013 - June 30, 2013	4,876,700	$18.72	4,876,700	$384,966,840
Total	6,124,548		6,124,548	$384,966,840
(1) On April 30, 2013, we announced a share repurchase program for up to $500 million of our outstanding shares of common stock. The plan has no expiration date.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 8, 2013.

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