Form 10-K
period 2013-09-30
Nuance Communications, Inc.
filed 2013-11-29
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-36056
NUANCE COMMUNICATIONS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3156479
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1 Wayside Road Burlington, Massachusetts	01803
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(781) 565-5000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	NASDAQ Stock Market LLC
Preferred share purchase rights	NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $4.3 billion based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
The number of shares of the Registrant’s Common Stock, outstanding as of October 31, 2013, was 314,880,222.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our future revenue, cost of revenue, research and development expense, selling, general and administrative expenses, amortization of intangible assets and gross margin, earnings, cash flows and liquidity; our strategy relating to our segments; the potential of future product releases; our product development plans and investments in research and development; future acquisitions and anticipated benefits from acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal 2014 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.	Business

Overview
We are a leading provider of voice and language solutions for businesses and consumers around the world. Our solutions are used in healthcare, mobile, consumer, enterprise customer service, and imaging markets. We offer market-leading accuracy in automated speech recognition, capabilities for natural language understanding, dialog management, text-to-speech, domain knowledge and implementation capabilities, built on our significant, long-term investments in research and development. Our solutions are based on our proprietary voice and language platforms and are used every day by millions of people and thousands of businesses for tasks and services such as requesting information from a phone-based self-service solution, dictating medical records, searching the mobile Web by voice, entering a destination into a navigation system, or working with PDF documents. We continue to develop more intuitive and comprehensive speech and natural language solutions that broaden our markets by expanding the types of solutions we offer. We offer our solutions to our customers in a variety of ways, including through products, hosting, professional services and maintenance and support. Our product revenues include embedded original equipment manufacturers ("OEM") royalties, traditional enterprise perpetual licensing, term-based enterprise licensing and consumer sales. Our hosting revenues are primarily generated through on-demand service models, comprised of hosted transaction-based pricing arrangements that typically have multi-year terms. Our hosting, term license and maintenance and support revenues are recurring in nature as our customers use our products on a repeat basis to handle their needs in medical transcription, medical coding and compliance, enterprise customer service and mobile connected services. Our professional services also offer a visible revenue stream, as we have a backlog of assignments that take time to complete. We are seeing several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio from speech recognition to natural language understanding, semantic processing, domain-specific reasoning and dialog management capabilities.

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

We are organized in four segments: Healthcare, Mobile and Consumer, Enterprise, and Imaging. In fiscal 2013, segment revenue as a percentage of total segment revenue for Healthcare, Mobile and Consumer, Enterprise and Imaging was 47%, 24%, 17% and 12%, respectively. In fiscal 2012, segment revenue as a percentage of total segment revenue for Healthcare, Mobile and Consumer, Enterprise and Imaging was 39%, 29%, 19% and 13%, respectively. See Note 20 to the consolidated financial statements for additional information about our reportable segments.

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
We provide a comprehensive set of solutions and services that support the clinical documentation process from capturing the patient encounter with their physician, to improved clinical documentation, coding, revenue cycle management and other functions. Our hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, and allow us to deliver scalable, highly productive medical transcription solutions. Our Clintegrity suite of products offer solutions that leverage captured information with state-of-the-art coding, compliance and record management, which streamlines health information management ("HIM") processes to assist compliance and reimbursement through professional services and time-based licenses. Through Clinical Documentation Improvement ("CDI") programs, computer-assisted coding ("CAC"), and computer-assisted physician documentation ("CAPD") we bridge the gap between physicians and coders. These solutions significantly streamline speed and completeness of documentation so that providers can shorten the time between the patient visit and the payment for that visit. Our solutions should enable future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription.
We utilize a focused, enterprise sales team and professional services organization to address the market and implementation requirements of the healthcare industry. Direct distribution is supplemented by distributors and partnerships with electronic medical records application and other healthcare IT providers including, but not limited to Allscripts, Cerner, Epic, GE, IBM, McKesson and the University of Pittsburgh Medical Center ("UPMC"). In some cases, our healthcare solutions are priced under a traditional software perpetual licensing model. However, certain of our healthcare solutions, in particular our transcription solutions, are also offered on an on-demand model and priced by volume of usage (such as number of lines transcribed). Our Clintegrity product line is sold under a term-licensing model. We continue to experience an increased preference for on-demand and term-license pricing models. Representative customers include Advocate Health Care, Adventist West, Banner Health, Carolinas HealthCare System, Cleveland Clinic, HCA, Kaiser Permanente, Mayo Clinic, NHS, Partners Healthcare System, Sharp Healthcare, Summit Health, Sutter Health, Tenet Healthcare, Trinity Health, Universal Health Services, U.S. Department of Veterans Affairs, UPMC, U.S. Army and WellSpan Health.

Mobile and Consumer
We help consumers use the powerful capabilities of their phones, cars, tablets, desktop and portable computers, personal navigation devices and other consumer electronics by enabling the use of voice commands, text-to-speech and enhanced text input solutions to control and interact with these devices more easily and naturally, and to access the array of content and services available on the Internet. We believe our market opportunity continues to grow as more cloud-connected devices are introduced, increasing the number of systems that can connect to Nuance Cloud Services. The more powerful capabilities of mobile devices require us to supply a broader set of technologies to support the increasing scope and complexity of the solutions. These technologies include cloud-based speech recognition, natural language understanding, dialog management, text-to-speech and advanced keyboard technologies, where the complexity of the technologies allow us to charge a higher price. In addition, we have seen the adoption of these solutions on a broadening scope of devices, such as televisions, set-top boxes, e-book readers, tablet computers, cameras and third-party downloadable applications. Our suite of mobile solutions and connected services provides a platform for our professional services team to design, develop and deploy custom solutions on a variety of mobile devices and other consumer electronics.
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

We utilize a focused, enterprise sales team and professional services organization to address market and implementation requirements. We utilize direct distribution, supplemented by partnerships with electronics suppliers and integrators such as Clarion, Harman International and Rovi. Our solutions are used by mobile phone, automotive, personal navigation device, computer, television and other consumer electronics manufacturers and their suppliers, including Audi, BMW, Ford, GM, HTC, Intel, LG Electronics, Mercedes Benz, Nintendo, Nokia, Panasonic, Samsung, T-Mobile, TomTom and Toyota. Telecommunications carriers, web search companies and content providers are increasingly using our mobile search and communication solutions to offer value-added services to their subscribers and customers. Our embedded mobile solutions are sold to automobile and device manufacturers, generally on a royalty model priced per device sold, as well as on a volume of usage model and sometimes on a license model. Although we generally charge a higher price for the broader technology set needed to support the increasing scope and complexity of the latest solutions, at any given level of our technology set, we continue to see pricing pressures from our OEM partners in our mobile handset business. Our connected mobile services are sold through telecommunications carriers, voicemail system providers, smartphone application developers or directly to consumers, and generally priced on a volume of usage model (such as per subscriber or per use). We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional upfront licensing of our mobile products and solutions. At the end of fiscal 2013, our mobile cloud services powered handsets, cars, televisions and other mobile devices in 38 languages. Representative connected services customers and partners include Cisco, DirecTV, Rogers, Siemens, Telefonica, Telstra, Time Warner Cable, TISA, T-Mobile and Vodafone. In addition, various smartphone application stores include hundreds of applications that utilize our technology, such as our Dragon Mobile Assistant, DragonDictation, DragonGo! and Swype, as well as third party applications including Ask.com, Bon’ App, Coupons.com, Grainger, Grocery iQ, Kraft iFood App, Merriam-Webster, On-Star, PlaySay, Recipes.com, SayHi Translate, Snapguide, Sonico iTranslate, Vocre and Yellow Pages.
Our most recent versions of Dragon NaturallySpeaking for Windows and Dragon Dictate for Mac were introduced in fiscal 2012 and are currently available in eight languages. Our desktop and portable computer dictation solutions are generally sold under a traditional perpetual software license model. We utilize a combination of our global reseller network and direct sales to distribute our desktop and portable computer dictation products. Resellers include retailers such as Amazon, Best Buy and WalMart. Enterprise customers include organizations such as law firms, insurance agencies and government agencies. Representative customers include ATF, Exxon, FBI, IBM, Texas Department of Family Protective Services and Zurich.

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
We deliver a portfolio of customer service business intelligence and authentication solutions that are designed to help companies better support, understand and communicate with their customers. Our solutions include the use of technologies such as voice recognition, natural language understanding, text-to-speech, voice biometrics, virtual assistants and analytics to automate caller identification and authorization, call steering, completion of tasks such as updates, purchases and information retrieval, and automated outbound notifications. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities for our customers. In addition, we offer solutions that improve customer care experiences through web sites and direct interaction with thin-client applications on cell phones, enabling customers to very quickly send and retrieve relevant information. Use of our voice and language processing enabled web sites and mobile customer care solutions can dramatically decrease customer care costs, in comparison to calls handled by operators.
We have expanded our cloud-based, multi-channel portfolio, which include our speech recognition, text-to-speech offerings, voice biometrics and natural language technologies as differentiators in the market. We have introduced two new intelligent virtual assistant services, Nina Mobile and Nina Web, expanded our outbound customer engagement services, and implemented voice biometrics in the cloud. We have also expanded our professional services team worldwide, both to support the increased demand of our cloud services and to enhance coverage for on-premise deployments.

We complement our solutions and products with a global professional services organization that supports customers and partners with business and systems consulting project management, user-interface design, voice science, application development and business performance optimization, allowing us to deliver end-to-end speech solutions and system integration for multi-channel automated customer care.
Our solutions are used by a wide variety of enterprises in customer-service intensive sectors, including telecommunications, financial services, travel and entertainment, and government. Our speech solutions are designed to serve our global partners and customers and are available in approximately 80 languages and dialects worldwide. In addition to our own sales and professional services teams, we often work closely with industry partners, including Avaya, Cisco and Genesys, that integrate our solutions into their hardware and software platforms. Our enterprise solutions offerings include both a traditional software perpetual licensing model and an on-demand model and are priced by volume of usage (such as number of minutes callers use the system or number of calls completed in the system). Representative customers include Bank of America, Barclays, Cigna, Citibank, Comcast, Deutsche Bank, Disney, FedEx, OnStar, PG&E, Telecom Italia, Telefonica, T-Mobile, U.K. HM Revenue & Customs, USAA, US Airways, Verizon and Wells Fargo.

Imaging
The evolution of the Internet, email and other networks has greatly simplified the ability to share electronic documents, resulting in an ever-growing volume of documents to be used and stored. In addition, the proliferation of network and Internet connected multifunction printers has increased the need to efficiently manage printers and enforce printing policies. Our document imaging, print management and PDF solutions reduce the costs associated with paper documents through easy to use scanning, document management and electronic document routing solutions. We offer versions of our products to multifunction printer manufacturers, home offices, small businesses and enterprise customers. In addition, we offer applications that combine network scanning, network print management and PDF creation to quickly enable distribution of documents to users' desktops or to enterprise applications. Our host of services includes software development toolkits for independent software vendors.
Our imaging solutions are generally sold under a traditional perpetual software license model, and some solutions are also offered as a hosted solution. We utilize a combination of our global reseller network and direct sales to distribute our imaging products. We license our software to multifunction printer manufacturers such as Brother, Canon, Dell, HP and Xerox, which bundle our solutions with multi-function devices, digital copiers, printers and scanners, on a royalty model, priced per unit sold. Representative customers include Aflac, Airbus, Amazon, Barclays, Blue Shield, Citibank, EMC, Ernst & Young, Eurostar, Franklin Templeton, HSBC, Intuit, Johnson & Johnson, JP Morgan Chase, Nationwide, Norwegian Tax Authorities, Office Depot, Phillips, PricewaterhouseCoopers, UPS and US Department of Justice.

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

We continue to invest in technologies to maintain our market-leading position and to develop new applications. As of September 30, 2013, our technologies are covered by approximately 3,000 patents and 1,100 patent applications. Our intellectual property, whether purchased or developed internally, is critical to our success and competitive position and, ultimately, to our market value. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. We incurred research and development expenses of $292.1 million, $225.4 million, and $179.4 million in fiscal 2013, 2012 and 2011, respectively.

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

Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal 2013, 2012 and 2011, 72%, 71% and 73% of revenue was generated in the United States and 28%, 29% and 27% of revenue was generated by our international customers, respectively.

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

•
International Appeal.  The international reach of our products is due to the broad language coverage of our offerings, including our voice and language technology, which provides recognition for approximately 80 languages and dialects and natural-sounding synthesized speech in 151 voices, and supports a broad range of hardware platforms and operating systems. Our imaging technology supports more than 120 languages for Optical Character Recognition and document handling, with up to 20 screen language choices, including Asian languages.

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

In our segments, we compete with companies such as Adobe, Google, M*Modal, Microsoft and 3M. In addition, a number of smaller companies in both speech and imaging offer services, technologies or products that are competitive with our solutions in some markets. In certain markets, some of our partners such as Avaya, Cisco, Genesys and Intervoice develop and market products and services that might be considered substitutes for our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

Some of our competitors or potential competitors, such as Adobe, Google, Microsoft and 3M, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Employees
As of September 30, 2013, we had approximately 12,000 full-time employees in total, including approximately 1,000 in sales and marketing, approximately 2,000 in professional services, approximately 2,000 in research and development, approximately 1,000 in general and administrative and approximately 6,000 that provide transcription and editing services. Approximately 36 percent of our employees are based outside of the United States, the majority of whom provide transcription and editing services and are based in India. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

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
Our revenue, bookings and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of revenue, bookings and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include the following:

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
Due to the foregoing factors, among others, our revenue, bookings and operating results are difficult to forecast. Our expense levels are based in significant part on our expectations of future revenue and we may not be able to reduce our expenses quickly to respond to a shortfall in projected revenue. Therefore, our failure to meet revenue expectations would seriously harm our operating results, financial condition and cash flows.
Our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses.
Our prior acquisitions required, and our recently completed acquisitions, continue to require substantial integration and management efforts and we expect future acquisitions to require similar efforts. Acquisitions of this nature involve a number of risks, including:

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

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	potential difficulties in completing projects associated with in-process research and development;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote business units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	accurate projection of revenue and bookings plans of the acquired entity in the due diligence process;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business.
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
Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with an acquisition as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and may adversely affect our operating results and cash flows:

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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2013, we had identified intangible assets of approximately $1.0 billion, net of accumulated amortization, and goodwill of approximately $3.3 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
We have a significant amount of debt. As of September 30, 2013, we had a total of $2,472.2 million of gross debt outstanding, $482.2 million in term loans due in August 2019, $1,050.0 million of senior notes due in 2020 and $940.0 million in convertible debentures. Investors may require us to redeem the 2027 Debentures totaling $250.0 million in aggregate principal amount in August 2014, or sooner if the closing sale price of our common stock is more than 120% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through August 2018. As of September 30, 2013, there were $6.5 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
In addition, approximately $482.2 million of our debt outstanding as of September 30, 2013 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
We reported net loss of $115.2 million in fiscal 2013, and net income of $207.1 million and $38.2 million for the fiscal years 2012 and 2011, respectively, and have a total accumulated deficit of $369.4 million as of September 30, 2013. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will maintain profitability in the future. If we do not achieve and maintain profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
Voice and language technologies may not continue to garner widespread acceptance, which could limit our ability to grow our voice and language business.
We have invested and expect to continue to invest heavily in the acquisition, development and marketing of voice and language technologies. The market for voice and language technologies is relatively new and rapidly evolving. Our ability to increase revenue and bookings in the future depends in large measure on the continuing acceptance of these technologies in general and our products in particular. The continued development of the market for our current and future voice and language solutions in general, and our solutions in particular, will also depend on:

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
There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within voice and language, we compete with AT&T, Google, Microsoft, and other smaller providers. Within healthcare, we compete with 3M, M*Modal and other smaller providers. Within imaging, we compete with ABBYY, Adobe, I.R.I.S. and NewSoft. In voice and language, some of our partners such as Avaya, Cisco, Intervoice and Genesys develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in voice, language and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.
The competition in these markets could adversely affect our operating results by reducing the volume of the products we license or the prices we can charge. Some of our current or potential competitors, such as 3M, Adobe, Google and Microsoft, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.
Some of our customers, such as Google and Microsoft, have developed or acquired products or technologies that compete with our products and technologies. These customers may give higher priority to the sale of their competitive products or technologies. To the extent they do so, market acceptance and penetration of our products, and therefore our revenue and bookings, may be adversely affected. Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, or if we are unable to realize synergies among our acquired products and technologies, our business will suffer.

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
A significant portion of our revenue and bookings are derived, and a significant portion of our research and development activities are based, outside the United States. Our results could be harmed by economic, political, regulatory and other risks associated with these international regions.
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue and bookings from international operations could increase in the future. Most of our international revenue and bookings are generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States and we have a large number of employees in India that provide transcription services. We also have a large number of employees in Canada, Germany and United Kingdom that provide professional services. A significant portion of the development of our voice and language products is conducted in Canada and Germany, and a significant portion of our imaging research and development is conducted in Hungary. We also have significant research and development resources in Austria, Belgium, Italy, and United Kingdom. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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
Tax matters may cause significant variability in our financial results.
Our businesses are subject to income taxation in the U.S., as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to: (i) projected levels of taxable income; (ii) pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates; (iii) increases or decreases to valuation allowances recorded against deferred tax assets; (iv) tax audits conducted by various tax authorities; (v) adjustments to income taxes upon finalization of income tax returns; (vi) the ability to claim foreign tax credits; and (vii) the repatriation of non-U.S. earnings for which we have not previously provided for income taxes. If our effective tax rate increases, our operating results and cash flow could be adversely affected.

We are subject to laws and regulations worldwide, changes to which could increase our costs and adversely affect our business.
We are subject to laws and regulations affecting our domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect various aspects of our business including, but not limited to, areas of labor, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media,  intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, health and safety.
Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.
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
We derive a portion of our revenues and bookings from contracts with the United States government, as well as various state and local governments, and their respective agencies. Government contracts are generally subject to audits and investigations which could identify violations of these agreements. Government contract violations could result in a range of consequences including, but not limited to, contract price adjustments, civil and criminal penalties, contract termination, forfeiture of profit and/or suspension of payment, and suspension or debarment from future government contracts. We could also suffer serious harm to our reputation if we were found to have violated the terms of our government contracts.
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
Our business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding data protection.
We are subject to federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which we have relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to evolve and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in penalties or significant legal liability.
Any failure by us, our suppliers or other parties with whom we do business to comply with our privacy policy or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.
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
Security and privacy breaches may damage client relations and inhibit our growth.
The uninterrupted operation of our hosted solutions and the confidentiality and security of third-party information is critical to our business. Any failures in our security and privacy measures or policies could have a material adverse effect on our financial position and results of operations. If we are unable to protect, or our clients perceive that we are unable to protect, the security and privacy of our confidential information, our growth could be materially adversely affected. A security or privacy breach may:

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
Our software products may have bugs, which could result in delayed or lost revenue and bookings, expensive correction, liability to our customers and claims against us.
Complex software products such as ours may contain errors, defects or bugs. Defects in the solutions or products that we develop and sell to our customers could require expensive corrections and result in delayed or lost revenue and bookings, adverse customer reaction and negative publicity about us or our products and services. Customers who are not satisfied with any of our products may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm our reputation, financial results and competitive position.
Risks Related to our Corporate Structure, Organization and Common Stock
The holdings of our largest stockholder may enable them to influence matters requiring stockholder approval.
As of September 30, 2013, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. (collectively, the “Icahn Group”), beneficially owned approximately 17% of the outstanding shares of our common stock. Brett Icahn and David Schechter of the Icahn Group have been appointed as directors of the Company. Because of its large holdings of our capital stock relative to other stockholders, the Icahn Group has a strong influence over matters requiring approval by our stockholders.
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
Our business could be negatively affected as a result of the actions of activist stockholders.
Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Furthermore, any perceived uncertainties as to our future direction could result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.

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
In addition, on August 19, 2013, we implemented a stockholder rights plan, also called a poison pill, that may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our Board of Directors.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Burlington, Massachusetts. As of September 30, 2013, we leased approximately 1.1 million square feet of building space, primarily in the U.S., and to a lesser extent, in Europe, Canada, Japan and the Asia-Pacific regions. In addition, we own 130,000 square feet of building space located in Melbourne, Florida. We lease research and development, and sales and support offices throughout the United States and maintain leased facilities internationally in countries around the world. Larger leased sites include properties located in Montreal, Quebec, Sunnyvale, California and Bangalore, India.
As of September 30, 2013, we also lease space in specialized data centers in Massachusetts, Texas and smaller facilities around the world.
We believe our existing facilities and equipment, which are used by all operating segments, are in good operating condition and are suitable for the conduct of our business.

Item 3.	Legal Proceedings
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

	Low	High
Fiscal 2012:
First quarter	$19.28	$26.97
Second quarter	24.37	31.15
Third quarter	19.33	26.85
Fourth quarter	19.58	25.89
Fiscal 2013:
First quarter	$19.99	$25.33
Second quarter	18.00	24.85
Third quarter	18.05	23.38
Fourth quarter	17.90	20.01

Holders
As of October 31, 2013, there were 768 stockholders of record of our common stock.

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility place restrictions on our ability to pay dividends, except for stock dividends.

Issuer Purchases of Equity Securities
The following is a summary of our fourth quarter share repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2013 - July 31, 2013	3,158,155	$18.85	3,158,155	$325,441,738
August 1, 2013 - August 31, 2013	522,287	$18.82	522,287	$315,612,135
September 1, 2013 - September 30, 2013	—	$—	—	$315,612,135
Total	3,680,442		3,680,442	$315,612,135
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

Unregistered Sales of Equity Securities and Use of Proceeds
On September 6, 2013, Warburg Pincus converted 3,562,238 shares of Series B Preferred Stock into an equivalent number of common shares. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.
On August 15, 2013, we issued 934,960 shares of our common stock to International Business Machines Corporation as consideration for a collaboration agreement. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (as adjusted for the retrospective application of FASB ASC 470-20 in 2009).

	Fiscal Year Ended September 30,
(Dollars in millions, except per share amounts)	2013	2012	2011	2010	2009
Operations:
Total revenues	$1,855.3	$1,651.5	$1,318.7	$1,118.9	$950.4
Gross profit	1,088.7	1,046.6	818.9	709.6	590.8
Income from operations	48.5	126.2	52.6	32.9	57.6
Provision (benefit) for income taxes	18.6	(141.8)	(8.2)	18.0	40.4
Net (loss) income	$(115.2)	$207.1	$38.2	$(19.1)	$(19.4)
Net (Loss) Income Per Share Data:
Basic	$(0.37)	$0.67	$0.13	$(0.07)	$(0.08)
Diluted	$(0.37)	$0.65	$0.12	$(0.07)	$(0.08)
Weighted average common shares outstanding:
Basic	313.6	306.4	302.3	287.4	253.6
Diluted	313.6	320.8	316.0	287.4	253.6
Financial Position:
Cash and cash equivalents and marketable securities	$846.8	$1,129.8	$478.5	$550.0	$527.0
Total assets	5,958.6	5,799.0	4,095.3	3,769.7	3,499.5
Long-term debt, net of current portion	2,108.1	1,735.8	853.0	851.0	848.9
Total stockholders’ equity	2,638.0	2,728.3	2,493.4	2,297.2	2,043.0
Selected Data and Ratios:
Working capital	$604.3	$736.5	$379.9	$459.2	$376.6
Depreciation of property and equipment	39.8	31.7	27.6	21.6	18.7
Amortization of intangible assets	168.8	155.5	143.3	135.6	115.4
Gross margin percentage	58.7%	63.4%	62.1%	63.4%	62.2%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of our business. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Trends in Our Business
We are a leading provider of voice and language solutions for businesses and consumers around the world. Our solutions are used in the healthcare, mobile, consumer, enterprise customer service, and imaging markets. We are seeing several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio from speech recognition to natural language understanding, semantic processing, domain-specific reasoning and dialog management capabilities.

•
Healthcare.  Trends in our healthcare business include continuing customer preference for hosted solutions and other time-based licenses, and increasing interest in the use of mobile devices to access healthcare systems and records. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products, as well as transactions which involve the sale of multiple solutions, such as both hosted transcription services and Dragon Medical licenses. Although the volume processed in our hosted transcription services has steadily increased due to the expanding customer base, we have experienced some erosion in lines processed when customers adopt electronic medical record (EMR) systems, and when in some cases customers use our licensed Dragon Medical product to support input into the EMR.  We believe an important trend in the healthcare market is the impending change in the coding standard from ICD-9 to ICD-10 which is scheduled to take effect in October 2014. Customers are adopting our solutions under the current coding standard, and we believe the migration to ICD-10 is creating an imperative to increase automation of this important workflow. We are investing to expand our product set to address the various healthcare opportunities, including deeper integration with our clinical documentation solutions, as well as expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

•
Mobile and Consumer.  Trends in our mobile and consumer segment include device manufacturers requiring custom applications to deliver unique and differentiated products such as virtual assistants, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and automobiles to address the growing concern of distracted driving, and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers, tablet computers, cameras and third-party applications. The more powerful capabilities of mobile devices require us to supply a broader set of technologies to support the increasing scope and complexity of the solutions. These technologies include cloud-based speech recognition, natural language understanding, dialog management, text-to-speech and enhanced text input, where the complexity of the technologies allow us to charge a higher price. Within given levels of our technology set, we have seen pricing pressures from our OEM partners in our mobile handset business. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services, as well as products to help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional upfront licensing of our mobile products and solutions. Although this has a negative impact on near-term revenue, we believe this model will build stronger and more predictable revenues over time. We are investing to increase our capabilities and capacity to help device manufacturers build custom applications, to increase the capacity of our data centers, to increase the number, kinds and capacity of network services, to enable developers to access our technology, and to expand both awareness and channels for our direct-to-consumer products.

•
Enterprise.  Trends in our enterprise business include increasing interest in the use of mobile applications and web sites to access customer care systems and records, voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. We are investing to expand our product set to address these opportunities, to increase efficiency of our hosted applications, expand our capabilities and capacity to help customers build custom applications, and broaden our relationships with new hardware and systems integrator partners serving the market.

•
Imaging.  The imaging market is evolving to include more networked solutions, mobile access to networked solutions, and multi-function devices. We expect to expand our traditional packaged software sales with subscription versions. We are investing to improve mobile access to our networked products, expand our distribution channels and embedding relationships, and expand our language coverage.

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

Strategy
In fiscal 2014, we will continue to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We have increased our focus on operating efficiencies, expense and hiring discipline and acquisition synergies to improve gross margins and operating margins. We intend to pursue growth through the following key elements of our strategy:

•
Extend Technology Leadership.  Our solutions are recognized as among the best in their respective categories. We intend to leverage our global research and development organization, and our broad portfolio of technologies, applications and intellectual property to foster technological innovation and to maintain customer preference for our solutions. We also intend to invest further in our engineering resources and to seek new technological advancements that further expand the addressable markets for our solutions.

•
Broaden Expertise in Vertical Markets.  Businesses are increasingly turning to Nuance for comprehensive solutions rather than for a single technology product. We intend to broaden our expertise and capabilities to continue to deliver targeted solutions for a range of industries including mobile device manufacturers, healthcare, telecommunications, financial services and government administration. We also intend to expand our global sales and professional services capabilities to help our customers and partners design, integrate and deploy innovative solutions.

•
Increase Subscription and Transaction Based Recurring Revenue.  We intend to increase our subscription and transaction based offerings in all of our segments. This will enable us to deliver applications that our customers use, and pay for, on a repeat basis, providing us with the opportunity to enjoy the benefits of recurring revenue streams.

•
Expand Global Presence.  We intend to further expand our international resources to better serve our global customers and partners and to leverage opportunities in established markets such as Europe, and also emerging markets such as Asia and Latin America. We continue to add regional executives and sales employees across geographic regions to better address demand for voice and language based solutions and services.

•
Pursue Strategic Acquisitions and Partnerships.  We have selectively pursued strategic acquisitions to expand our technology, solutions and resources, and to complement our organic growth. We have proven experience in integrating businesses and technologies to deliver enhanced value to our customers, partners, employees and shareholders. We intend to continue to pursue acquisitions that enhance our solutions, serve specific vertical markets and strengthen our technology portfolio. We have, however, recently slowed the pace and reduced the size of acquisitions to focus our resources more on driving organic growth. We also have formed key partnerships with other important companies in our markets of interest, and intend to continue to do so in the future where it will enhance the value of our business.

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the fiscal year ended September 30, 2013, as compared to the fiscal year ended September 30, 2012, is as follows:

•	Total revenue increased by $203.8 million to 1,855.3 million;

•	Net income declined by $322.4 million to a loss of $115.2 million;

•	Gross margins decreased by 4.7 percentage points to 58.7%;

•	Operating margins decreased by 5.0 percentage points to 2.6%; and

•	Cash provided by operating activities for the fiscal year ended September 30, 2013 was $395.0 million, a decrease of $78.0 million from the prior fiscal year.

In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics as of and for the period ended September 30, 2013 is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions increased 5% to approximately 5.1 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Total bookings during fiscal 2013 were $1.92 billion which represent the contract value of transactions closed and recorded in the period as determined at the time of contract signing. For fixed price contracts, the bookings value represents the total contract value. For contracts where revenue is based on transaction volume, the bookings value represents the contract price times the estimated future transaction volume during the contract term, whether or not such transaction volumes are guaranteed under a minimum commitment clause.

•
Estimated three-year value of on-demand contracts increased 9% to approximately $2.1 billion. We determine this value as of the end of the period reported, by using our best estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Product and licensing	$753.7	$740.7	$607.4	1.8%	21.9%
Professional services and hosting	832.4	674.0	509.1	23.5%	32.4%
Maintenance and support	269.2	236.8	202.2	13.7%	17.1%
Total Revenues	$1,855.3	$1,651.5	$1,318.7	12.3%	25.2%
United States	$1,339.7	$1,175.2	$963.7	14.0%	21.9%
International	515.6	476.3	355.0	8.3%	34.2%
Total Revenues	$1,855.3	$1,651.5	$1,318.7	12.3%	25.2%

Fiscal 2013 Compared to Fiscal 2012
The geographic split for fiscal 2013 was 72% of total revenue in the United States and 28% internationally, as compared to 71% of total revenue in the United States and 29% internationally for the same period last year. The increase in the proportion of revenue generated domestically was primarily driven by our recent acquisitions in our Healthcare segment, which are primarily located in the United States.

Fiscal 2012 Compared to Fiscal 2011

The geographic split for fiscal 2012 was 71% of total revenue in the United States and 29% internationally, as compared to 73% of total revenue in the United States and 27% internationally for fiscal 2011. The increase in the proportion of revenue generated internationally was primarily due to contributions from our Mobile and Consumer and Imaging segments.

Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Product and licensing revenue	$753.7	$740.7	$607.4	1.8%	21.9%
As a percentage of total revenues	40.6%	44.9%	46.1%

Fiscal 2013 Compared to Fiscal 2012

Product and licensing revenue for fiscal 2013 increased $13.0 million, as compared to fiscal 2012. The increase consisted of a $55.0 million increase in Healthcare revenue primarily driven by sales of our Clintegrity solutions from our recent acquisitions. This was offset by a $45.3 million decrease in Mobile and Consumer licensing revenue driven by lower sales of embedded licenses in handset and other consumer electronics resulting from continuing shift toward on-demand and ratable pricing models.

As a percentage of total revenue, product and licensing revenue decreased from 44.9% to 40.6%. This decrease is driven by lower sales of embedded licenses in handset and other consumer electronics in our Mobile and Consumer segment, resulting from a continuing shift toward on-demand and ratable pricing models. In addition, the decrease include the impact of our Healthcare acquisitions in fiscal 2012 and 2013, which have a higher proportion of on-demand hosting revenue. We expect this revenue mix shift to continue in fiscal 2014.
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

Professional Services and Hosting Revenue
Professional services revenue primarily consists of consulting, implementation and training services for customers. Hosting revenue primarily relates to delivering hosted services, such as medical transcription, automated customer care applications, voice message transcription, and mobile infotainment, search and transcription, over a specified term. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Professional services and hosting revenue	$832.4	$674.0	$509.1	23.5%	32.4%
As a percentage of total revenues	44.9%	40.8%	38.6%

Fiscal 2013 Compared to Fiscal 2012
Professional services and hosting revenue for fiscal 2013 increased $158.4 million, as compared to fiscal 2012. The increase consisted of a $135.4 million increase in Healthcare revenue primarily driven by transactional volume growth in our on-demand solutions, of which $126.9 million was due to our acquisitions closed during fiscal 2012 and 2013. Mobile and Consumer revenue increased $25.9 million, including a $19.2 million increase driven by transactional volume growth in our connected mobile services, and an $8.3 million increase in professional services to support the custom design and implementation of next-generation mobile solutions in automobiles, handsets and other consumer electronics.
As a percentage of total revenue, professional services and hosting revenue increased from 40.8% to 44.9%. This increase is driven by our Healthcare acquisitions in fiscal 2012 and 2013, which have a higher proportion of on-demand hosting revenue. The increase also includes the continuing shift toward on-demand and ratable pricing models in our handset and other consumer electronics sales in our Mobile and Consumer segment. We expect this revenue mix shift to continue in fiscal 2014.
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

Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Maintenance and support revenue	$269.2	$236.8	$202.2	13.7%	17.1%
As a percentage of total revenues	14.5%	14.3%	15.3%

Fiscal 2013 Compared to Fiscal 2012
Maintenance and support revenue for fiscal 2013 increased $32.4 million, as compared to fiscal 2012 primarily driven by a $14.8 million increase in Healthcare revenue resulting from growth in sales of our Dragon Medical solutions, a $7.9 million increase in Enterprise, driven by strong maintenance renewals and licenses bookings in prior periods, and a $5.4 million increase in Imaging.
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

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Cost of product and licensing revenue	$99.4	$74.8	$65.6	32.9%	14.0%
As a percentage of product and licensing revenue	13.2%	10.1%	10.8%

Fiscal 2013 Compared to Fiscal 2012
Cost of product and licensing revenue for fiscal 2013 increased $24.6 million, as compared to fiscal 2012, primarily due to a $23.2 million increase in cost driven by sales of our Clintegrity solutions in our healthcare segment. Gross margin decreased 3.1 percentage points primarily due to a 2.6 percentage point impact from higher costs related to our Clintegrity solutions.
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

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Cost of professional services and hosting revenue	$550.9	$424.7	$341.1	29.7%	24.5%
As a percentage of professional services and hosting revenue	66.2%	63.0%	67.0%

Fiscal 2013 Compared to Fiscal 2012

Cost of professional services and hosting revenue for fiscal 2013 increased $126.2 million, as compared to fiscal 2012. The increase was primarily driven by a $116.3 million increase in Healthcare costs related to growth in our on-demand solutions, including the impact from our acquisitions closed during fiscal 2012 and 2013. Gross margin decreased 3.2 percentage points primarily driven by an increased proportion of revenues coming from our on-demand services, including the impact of our acquisitions, as well as growth in labor costs from our hosting and transcription services.

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

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Cost of maintenance and support revenue	$52.7	$45.3	$38.1	16.3%	18.9%
As a percentage of maintenance and support revenue	19.6%	19.1%	18.8%

Fiscal 2013 Compared to Fiscal 2012

Cost of maintenance and support revenue for fiscal 2013 increased $7.4 million, as compared to fiscal 2012. The increase was primarily due to a $5.5 million increase in costs from our acquisitions in the Healthcare and Imaging segments during the period contributing, in part, to the decrease in gross margin.

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

Research and Development Expense
Research and development expense primarily consists of salaries, benefits and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Research and development expense	$292.1	$225.4	$179.4	29.6%	25.6%
As a percentage of total revenues	15.7%	13.6%	13.6%

Fiscal 2013 Compared to Fiscal 2012

Research and development expense for fiscal 2013 increased $66.7 million, as compared to fiscal 2012. The increase was attributable to a $43.6 million increase in compensation expense, driven by headcount growth, including additional headcount from our acquisitions during the period, together with a $5.4 million increase in stock-based compensation expense. We increased investment in research and development expense to fund cloud-based speech systems and natural language understanding advancements. We expect significant investment in research and development to continue in fiscal 2014.

Fiscal 2012 Compared to Fiscal 2011
Research and development expense for fiscal 2012 increased $46.0 million, as compared to fiscal 2011. The increase was attributable to a $35.8 million increase in compensation expense, driven by headcount growth including additional headcount from our acquisitions during the period, as well as increase in stock-based compensation expense.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Sales and marketing expense	$420.2	$369.2	$306.4	13.8%	20.5%
As a percentage of total revenues	22.6%	22.4%	23.2%

Fiscal 2013 Compared to Fiscal 2012

Sales and marketing expense for fiscal 2013 increased $51.0 million, as compared to fiscal 2012. The increase was primarily attributable to a $34.2 million increase in compensation expense, including commission expense, driven primarily by headcount growth, including additional headcount from our acquisitions during the period, together with a $4.2 million increase in stock-based compensation expense. Additionally, marketing and channel program spending increased $6.9 million to drive revenue growth as part of demand generation activities during the holiday season in the first quarter of fiscal 2013.

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

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
General and administrative expense	$176.7	$163.3	$147.6	8.2%	10.6%
As a percentage of total revenues	9.5%	9.9%	11.2%

Fiscal 2013 Compared to Fiscal 2012
General and administrative expense for fiscal 2013 increased $13.4 million, as compared to fiscal 2012. The increase was primarily attributable to a $12.9 million increase in compensation expense, driven primarily by headcount growth including additional headcount from our acquisitions during the period. In addition, legal expense increased $11.6 million as a result of increased spending on patent litigation and patent prosecution activities. These increases were offset by a $19.5 million decrease in stock-based compensation due to less expense related to performance-based awards and bonus resulting from lower than expected results in fiscal 2013.
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

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Cost of revenue	$63.6	$60.0	$55.1	6.0%	8.9%
Operating expense	105.3	95.4	88.2	10.4%	8.2%
Total amortization expense	$168.9	$155.4	$143.3	8.7%	8.4%
As a percentage of total revenues	9.1%	9.4%	10.9%

Fiscal 2013 Compared to Fiscal 2012

Amortization of intangible assets expense for fiscal 2013 increased $13.5 million, as compared to fiscal 2012. The increase was primarily attributable to the amortization of acquired customer relationships from our business acquisitions during fiscal 2013 and the second half of fiscal 2012.

Fiscal 2012 Compared to Fiscal 2011
Amortization of intangible assets expense for fiscal 2012 increased $12.1 million, as compared to fiscal 2011. The increase was primarily attributable to the amortization of acquired customer relationships from our business acquisitions during fiscal 2012 and the second half of fiscal 2011.
Based on our balance of amortizable intangible assets as of September 30, 2013, and assuming no impairment or change in useful lives, we expect amortization of intangible assets for fiscal 2014 to be $161.9 million.
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

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Transition and integration costs	$28.3	$9.9	$3.4	185.9%	191.2%
Professional service fees	20.4	48.4	18.0	(57.9)%	168.9%
Acquisition-related adjustments	(19.0)	0.4	0.5	(4,850.0)%	(20.0)%
Total Acquisition-related costs, net	$29.7	$58.7	$21.9	(49.4)%	168.0%
As a percentage of total revenue	1.6%	3.6%	1.7%

Fiscal 2013 Compared to Fiscal 2012
Acquisition-related costs, net for fiscal 2013 decreased $29.0 million, as compared to fiscal 2012. The decrease in net expense was driven by an income of $19.0 million recognized in fiscal 2013 related to the elimination of contingent liabilities established in the original allocations of purchase price for which the measurement period has ended, following the expiration of the applicable statute of limitations. In addition, professional service fees decreased $28.0 million due to lower post-acquisition legal and regulatory costs associated with acquisitions in fiscal 2013 as compared to fiscal 2012. These decreases were offset by an $18.4 million increase in transition and integration costs attributable to a $12.5 million compensation expense recognized for the contingent earn-out obligation related to our acquisition of JA Thomas, as well as post-acquisition transition costs associated with recently completed acquisitions.

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
Restructuring and Other Charges, Net
The following table sets forth the activity relating to the restructuring accruals included in Restructuring and Other Charges, net, in fiscal 2013, 2012 and 2011 (dollars in millions):

	Personnel Related	Facilities Costs	Other	Total
Balance at September 30, 2010	$1.8	$0.3	$—	$2.1
Restructuring charges, net	9.1	1.9	12.0	23.0
Non-cash adjustments	0.2	—	(11.9)	(11.7)
Cash payments	(6.0)	(1.2)	(0.1)	(7.3)
Balance at September 30, 2011	5.1	1.0	—	6.1
Restructuring charges, net	6.7	0.4	0.4	7.5
Cash payments	(10.1)	(1.3)	(0.4)	(11.8)
Balance at September 30, 2012	1.7	0.1	—	1.8
Restructuring charges, net	15.3	1.6	0.3	17.2
Non-cash adjustment	(0.5)	—	(0.3)	(0.8)
Cash payments	(12.3)	(0.5)	—	(12.8)
Balance at September 30, 2013	$4.2	$1.2	$—	$5.4

For fiscal 2013, we recorded net restructuring charges of $17.2 million, which included a $14.6 million severance charge related to the elimination of approximately 300 personnel across multiple functions. In addition to the restructuring charges, we recorded a net gain of $0.8 million related to the sales of two immaterial product lines, which is included in restructuring and other charges, net in our consolidated statements of operations.

For fiscal 2012, we recorded net restructuring and other charges of $7.5 million, which included a $6.7 million severance charge related to the elimination of approximately 160 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired.

For fiscal 2011, we recorded net restructuring and other charges of $23.0 million, which consisted primarily of an $11.7 million impairment charge related to our Dictaphone trade name resulting from a change in our Healthcare marketing strategy under which we plan to consolidate our brands and will no longer be using the Dictaphone trade name in our new product offerings. In addition, we recorded a $9.1 million charge related to the elimination of approximately 200 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired during the year and a $1.9 million charge related to the elimination or consolidation of excess facilities.

Other (Expense) Income
Other (expense) income consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gains (losses) from other non-operating activities. The following table shows other (expense) income in dollars and as a percentage of total revenue (dollars in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Interest income	$1.6	$2.2	$3.2	(27.3)%	(31.3)%
Interest expense	(137.8)	(85.3)	(36.7)	61.5%	132.4%
Other (expense) income, net	(9.0)	22.2	11.0	(140.5)%	101.8%
Total other expense, net	$(145.2)	$(60.9)	$(22.5)
As a percentage of total revenue	7.8%	3.7%	1.7%

Fiscal 2013 Compared to Fiscal 2012
Interest expense for fiscal 2013 increased $52.5 million, as compared to fiscal 2012. The increase in interest expense was due to the issuance of $700.0 million of Senior Notes in the fourth quarter of fiscal 2012, as well as an additional $350.0 million of Senior Notes issued in the first quarter of fiscal 2013. Other (expense) income, net decreased $31.2 million from income of $22.2 million in fiscal 2012 to an expense of $9.0 million in fiscal 2013. This decrease included the impact of the fair value adjustments on our security price guarantees, which resulted in a gain of $8.0 million in fiscal 2012, as compared to a loss of $6.6 million in fiscal 2013, driven by our decreasing stock price in fiscal 2013. Also included in Other (expense) income, net in fiscal 2012 was a $13.7 million gain recognized on the original non-controlling equity interest in Vlingo upon the completion of the Vlingo acquisition.
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
Provision (Benefit) for Income Taxes
The following table shows the (benefit) provision for income taxes and the effective income tax rate (dollars in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Provision (benefit) for income taxes	$18.6	$(141.8)	$(8.2)	(113.1)%	1,629.3%
Effective income tax rate	(19.2)%	(217.2)%	(27.4)%

Fiscal 2013 Compared to Fiscal 2012
Our effective income tax rate was approximately (19.2)% in fiscal 2013, compared to approximately (217.2%) in fiscal 2012. Provision for income taxes increased $160.4 million in fiscal 2013 as compared to fiscal 2012. In fiscal 2012, we recorded a release of valuation allowance totaling $145.6 million as a result of tax benefits recorded in connection with our acquisitions during the period for which a net deferred tax liability was established in purchase accounting as well as a release of valuation allowance for which it was more likely than not that certain deferred tax assets were realizable. In fiscal 2013, no comparable benefit was recognized. During the third quarter of fiscal 2013, we determined that we had new negative evidence related to our domestic deferred tax asset recoverability assessment. This new evidence, resulting from two consecutive quarterly reductions in our earnings forecast during fiscal 2013, primarily due to the continuing shift toward on-demand and ratable product offerings and revenue streams, led us to establish a valuation allowance against our net domestic deferred tax assets. This valuation allowance was offset by the tax benefits from our current year domestic losses and credits. We also recorded a $10.4 million tax provision representing the establishment of the valuation allowance related to our net domestic deferred tax assets at the beginning of the year.
The effective income tax rate was also impacted by our foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate. This rate differential is driven by our subsidiaries in Ireland. In fiscal 2013, this lower foreign tax rate differential was offset by the impact of the transfer of intangible property between certain of our foreign subsidiaries with significantly different local statutory tax rates. Although the transfer of intangible property between consolidated entities did not result in any gain in the consolidated results of operations, we generated a taxable gain in certain jurisdictions. The future tax deductions associated with the amortization of the transferred intangibles will be generated in a jurisdiction that will not generate an offsetting tax benefit in future periods. (See Note 19 of our Notes to Consolidated Financial Statements).
Fiscal 2012 Compared to Fiscal 2011
Our effective income tax rate was (217.2)% and (27.4)% for fiscal 2012 and 2011, respectively. Benefit from income taxes increased $133.6 million from $8.2 million in fiscal 2011 to $141.8 million in fiscal 2012. The increase in benefit from income taxes included the release of our valuation allowance resulting from our acquisitions during fiscal 2012 and the recognition of certain deferred tax assets. During fiscal 2012, we recorded a release of valuation allowance of $75.1 million as a result of tax benefits recorded in connection with our acquisitions during the period for which a net deferred tax liability was established in purchase accounting. In addition, by the end of fiscal 2012, we made a determination that it is more likely than not that certain of our deferred tax assets, primarily in the U.S., will be realized which resulted in a release of $70.5 million of our valuation allowance.

Our effective income tax rate is influenced by the level and mix of earnings and losses by taxing jurisdiction in combination with the applicable differences between U.S. and foreign tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income in the current year can result in pre-tax income being higher or lower than the prior year in countries with lower statutory tax rates, which causes our effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. In 2012, we consolidated international sales and financial management in a newly created international headquarters in Dublin, Ireland. This Irish entity is our principal entity selling to customers in countries outside of North America and Japan. In years before fiscal 2012, sales to these regions were made by our subsidiary in Belgium pursuant to a license which returned most of the Belgium profits back to the U.S. through a royalty arrangement. In connection with the establishment of the international headquarters in Dublin, we implemented a new intellectual property strategy pursuant to which the right to use U.S.-owned intellectual property now resides with our Irish headquarter entity. While our Ireland subsidiaries make royalty and other payments to the U.S., the majority of profits earned by the Irish entities are retained offshore to fund our future growth in Europe, the Middle East, Africa and the Asia Pacific regions. In future periods, if our foreign profits grow, we expect substantially all of our income before income taxes from foreign operations will be earned in Ireland. The statutory rate related to our Ireland profits is lower than the U.S, statutory rate and as a result we would expect our effective tax rate to decrease as profits in Ireland increase.

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

The following table presents segment results (dollars in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Segment Revenues
Healthcare	$911.6	$669.4	$526.8	36.2%	27.1%
Mobile and Consumer	479.2	508.3	393.3	(5.7)%	29.2%
Enterprise	323.5	332.0	296.4	(2.6)%	12.0%
Imaging	243.4	228.4	177.4	6.6%	28.7%
Total segment revenues	$1,957.7	$1,738.1	$1,393.9	12.6%	24.7%
Less: acquisition related revenue adjustments	(102.4)	(86.6)	(75.2)	18.2%	15.2%
Total revenues	$1,855.3	$1,651.5	$1,318.7	12.3%	25.2%
Segment Profit
Healthcare	$352.2	$314.9	$269.4	11.8%	16.9%
Mobile and Consumer	143.0	227.6	170.9	(37.2)%	33.2%
Enterprise	78.9	90.8	63.3	(13.1)%	43.4%
Imaging	98.2	91.6	69.1	7.2%	32.6%
Total segment profit	$672.3	$724.9	$572.7	(7.3)%	26.6%
Segment Profit Margin
Healthcare	38.6%	47.0%	51.1%	(8.4)	(4.1)
Mobile and Consumer	29.8%	44.8%	43.5%	(15.0)	1.3
Enterprise	24.4%	27.3%	21.4%	(2.9)	5.9
Imaging	40.3%	40.1%	39.0%	0.2	1.1
Total segment profit margin	34.3%	41.7%	41.1%	(7.4)	0.6

Segment Revenue

Fiscal 2013 Compared to Fiscal 2012

•
Healthcare segment revenue increased $242.2 million. Our professional services and hosting revenue increased $149.4 million, primarily due to growth in on-demand transactional volume, of which $141.3 million of the increase resulted from our acquisitions during fiscal 2012 and 2013. Our product and licensing revenues increased $78.0 million primarily driven by a $66.5 million increase in sales of our Clintegrity solutions from our recent acquisitions.

•
Mobile and Consumer segment revenue decreased $29.1 million. Our product and licensing revenue declined $64.1 million, primarily driven by lower sales of embedded licenses in handset and other consumer electronics resulting from a continuing shift toward on-demand and ratable pricing models. Our professional services and hosting revenue grew $30.3 million primarily attributable to an increase of $23.4 million in on-demand revenue driven by transactional volume growth of our connected mobile services, and an $8.6 million increase in professional services to support the custom design and implementation of our next generation mobile solutions in automobiles, handsets and other consumer electronics.

•
Enterprise segment revenue decreased $8.5 million. Our product and licensing revenue declined $16.0 million, driven primarily by lower product and licensing revenue in Europe. Maintenance and support revenue increased $8.1 million driven by strong maintenance renewals from license bookings in prior periods.

•	Imaging segment revenue increased $15.0 million. Our product and licensing revenue grew $11.1 million primarily driven by our fiscal 2012 and 2013 acquisitions.
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

Segment Profit
Fiscal 2013 Compared to Fiscal 2012

•
Healthcare segment profit in fiscal 2013 increased $37.3 million, or 11.8%, over fiscal 2012, driven primarily by segment revenue growth of 36.2%, partially offset by increased costs from growth in sales of our on-demand solutions and investments in research and development. Segment profit margin declined 8.4 percentage points from 47.0% in fiscal 2012 to 38.6% in fiscal 2013. This decrease in profit margin was primarily driven by lower segment gross margin of 6.5 percentage points due to pressures in margin resulting from our acquired businesses that have a large service component, yet are not fully at scale and are at a stage that requires significant infrastructure and labor investments for deployment. In addition, profit margin decreased 1.9 percentage points due to increased investments in research in development to support innovation and product initiatives.

•
Mobile and Consumer segment profit in fiscal 2013 decreased $84.6 million, or 37.2%, over fiscal 2012, primarily due to lower product and licensing revenue and increased investments in research and development. Segment profit margin declined by 15.0 percentage points, from 44.8% in fiscal 2012 to 29.8% in the current period. This decrease in margin was primarily driven by a 6.2 percentage point increase in research and development spending to fund cloud-based speech systems and natural language understanding advancements, as well as a 5.8 percentage point decrease in segment gross margin due to a shift in revenue mix from product and licensing revenue to on-demand and professional services revenue as well as the costs to deploy large solutions for key customers.

•
Enterprise segment profit in fiscal 2013 decreased $11.9 million, or 13.1%, over fiscal 2012, driven primarily by lower product and licensing revenue in Europe and higher selling expenses. Segment profit margin decreased 2.9 percentage points from 27.3% in fiscal 2012 to 24.4% in fiscal 2013. This decrease in margin was primarily driven by higher sales and marketing expenses, which reduced margins by 3.5 percentage points, offset by gross margin improvement of 0.7 percentage points due to cost-saving measures during the period.

•
Imaging segment profit in fiscal 2013 increased $6.6 million, or 7.2%, over fiscal 2012, driven primarily by growth in revenue from our acquisitions in fiscal 2012 and 2013. Segment profit margin of 40.3% in 2013 was relatively flat as compared to fiscal 2012.

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

•
Imaging segment profit in fiscal 2012 increased 22.5 million, or 32.6%, over fiscal 2011, driven in part from a 28.7% increase in segment revenue, offset by increased investment in marketing and selling expenses. Segment profit margin increased 1.1 percentage points from 39.0% in fiscal 2011 to 40.1% in fiscal 2012. The change in segment profit margin included a 2.5 percentage point improvement due to leveraging selling expense, offset by 1.9 percentage points of segment margin erosion due to increased marketing spend to drive revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities totaled $846.8 million as of September 30, 2013, a decrease of $283.0 million as compared to $1,129.8 million as of September 30, 2012. Our working capital at September 30, 2013 was $604.3 million compared to $736.5 million of working capital at September 30, 2012. Cash and cash equivalents and marketable securities held by our international operations totaled $65.8 million and $78.8 million at September 30, 2013 and 2012, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these amounts, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity. As of September 30, 2013, our total accumulated deficit was $369.4 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions.
The holders of our 2027 Convertible Debentures may require us to redeem the outstanding balance of $250.0 million in August 2014. We expect that we will be able to use our existing cash balances, including cash generated by our operating activities during fiscal 2014, to fund the retirement of the 2027 Debentures, if required by the holders. However, we will assess our operating and investing cash flow requirements and the borrowing economics in the capital markets at that time to determine the appropriate funding source.
We believe our current cash and cash equivalents are sufficient to meet our operating needs for at least the next twelve months.
Cash provided by operating activities
Fiscal 2013 Compared to Fiscal 2012
Cash provided by operating activities for fiscal 2013 was $395.0 million, a decrease of $78.0 million, or 16%, as compared to cash provided by operating activities of $473.0 million for fiscal 2012. The net decrease was primarily driven by the following factors:

•
A decrease of $158.5 million in cash flows resulting from higher net loss, exclusive of non-cash adjustment items which includes a decrease in deferred tax benefit of $149.1 million driven by the change in our valuation allowance;

•	Offset by an increase of $35.6 million in cash flows generated by changes in working capital excluding deferred revenue; and

•
An increase in cash flows of $45.0 million from an overall increase in deferred revenue. The increase in deferred revenue was primarily attributable to continued growth in Imaging and Healthcare maintenance and support arrangements, new mobile on-demand service offerings where a portion of the fees are collected upfront, and the emergence of Healthcare term and subscription software arrangements that are recognized ratably.

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
Cash used in investing activities
Fiscal 2013 Compared to Fiscal 2012
Cash used in investing activities for fiscal 2013 was $693.9 million, a decrease of $230.6 million, or 25%, as compared to cash used in investing activities of $924.5 million for fiscal 2012. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $277.3 million for business and technology acquisitions;

•	A decrease in cash outflows of $7.3 million for capital expenditures; and

•
Offset by an increase in cash outflows of $24.3 million from purchases of marketable securities and other investments and a reduction in cash inflows of $23.0 million from the sales and maturities of marketable securities and other investments.

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
Cash (used in) provided by financing activities
Fiscal 2013 Compared to Fiscal 2012
Cash used in financing activities for fiscal 2013 was $20.7 million, a decrease of $1,153.7 million, or 102%, as compared to cash provided by financing activities of $1,133.0 million for fiscal 2012. The net decrease was primarily driven by the following factors:

•
A decrease in cash inflows of $739.8 million from proceeds of debt issuances. Fiscal 2012 activities included cash inflows of $689.1 million from the issuance of the Senior Notes due in 2020, as well as $676.1 million from the issuance of the 2031 Debentures, net of issuance costs and original issue discount. Fiscal 2013 activities included proceeds of $351.7 million of Senior Notes due in 2020 issued in the first quarter of fiscal 2013 together with $277.1 million related to the amendment of our Credit Facility in August 2013;

•
An increase in cash outflows of $419.0 million for the payment of long-term debt, which includes $277.1 million related to the amendment of our Credit Facility in August 2013 and the October 2012 payment of $143.5 million on our term loan;

•
An increase in cash outflows of $10.6 million as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting activities during fiscal 2013 as compared to fiscal 2012; and

•
Offset by a decrease in cash outflows of $15.6 million related to our share repurchase program. We repurchased 9.8 million shares of our common stock for total cash outflows of $184.4 million in fiscal 2013 as compared to our repurchase of 8.5 million shares of our common stock for total cash outflows of $200.0 million in fiscal 2012.

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

Credit Facilities and Debt
5.375% Senior Notes due 2020
On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior notes due 2020 (the "Notes"). The Notes were issued pursuant to an indenture agreement dated August 14, 2012, relating to our existing $700 million aggregate principal amount of 5.375% Senior Notes due in 2020, issued in the fourth quarter of fiscal 2012. Total proceeds received, net of issuance costs, were $351.7 million. On October 31, 2012, we used $143.5 million of the net proceeds to pay the term loans under the Credit Facility originally maturing in March 2013.
On August 14, 2012, we issued $700 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020, in a private placement. The net proceeds from the Notes were approximately $689.1 million, net of issuance costs. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The ending unamortized deferred debt issuance costs at September 30, 2013 and 2012 were $13.0 million and $12.1 million, respectively.
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
2.75% Convertible Debentures due in 2031
On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement. Total proceeds, net of debt issuance costs, were $676.1 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semiannually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2013, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due in 2027
We have $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) that were issued on August 13, 2007 in a private placement. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries.
If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date.
The 2027 Debentures are puttable at the holders option in August 2014. As a result, we have classified the obligation in current liabilities at September 30, 2013. Our stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended September 30, 2012. Accordingly, the 2027 Debentures were convertible at the holders' option during the quarter ended December 31, 2012 and therefore were classified as current liabilities at September 30, 2012.
The difference between the carrying value of the 2027 Debentures and the $250.0 million principal amount reflects the unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized over the expected term of the convertible debt. Because the 2027 Debentures were convertible at September 30, 2012, an amount equal to the $18.4 million unamortized portion of the original issue discount was separately classified in our consolidated balance sheets as temporary equity and referred to as “Equity component of currently redeemable convertible debentures.” At September 30, 2013, we have no temporary equity.

Credit Facility
On August 7, 2013, we entered into an amendment agreement to amend and restate our existing amended and restated credit agreement, as previously amended. The credit agreement was originally dated March 31, 2006, and was amended and restated on April 5, 2007, and further amended and restated on July 7, 2011, and includes a term loan and a $75 million revolving credit line including letters of credit (together, the "Credit Facility"). Of the $483.4 million outstanding term loans originally due March 31, 2016, existing Lenders representing $333.2 million have elected to extend the maturity to August 7, 2019 and the balance of the term loans have been assigned to new lenders who have also agreed to the extended maturity date. The extended term loans bear interest, at our option, at a base rate determined in accordance with the amended and restated credit agreement, plus a spread of 1.75%, or a LIBOR rate plus a spread of 2.75%. Also, under terms of the amendment, the maturity date of our $75 million revolving credit facility has been extended from March 31, 2015 to August 7, 2018. The extended revolving loans bear interest, at our option, at a base rate determined in accordance with the Amended and Restated Credit Agreement, plus a spread of 0.50% to 0.75%, or a LIBOR rate plus a spread of 1.50% to 1.75%, in each case determined based on our consolidated net leverage ratio. As of September 30, 2013, $482.2 million remained outstanding under the term loans, there were $6.5 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended Credit Facility, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.
At September 30, 2013 the applicable margins were 1.75%, with an effective rate of 2.94% on the remaining balance of $482.2 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2013, the commitment fee rate was 0.375%.

We capitalized debt issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method, through August 2018 for costs associated with the revolving credit facility and through August 2019 for the remainder of the balance. As of September 30, 2013 and 2012, the ending unamortized deferred financing fees were $2.9 million and $4.1 million, respectively.
Principal payments on the term loan of $482.2 million are due in quarterly installments of $1.2 million through August 2019, at which point the remaining balance becomes due. In addition, an annual excess cash flow sweep, as defined in the Credit Facility, is payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flows in any period and no additional payments are required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount
2014	$4,834
2015	4,834
2016	4,834
2017	4,834
2018	4,834
Thereafter	458,040
Total	$482,210

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
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $315.6 million remained available for stock repurchases as of September 30, 2013, pursuant to our stock repurchase program. We repurchased 9.8 million shares for $184.4 million during the year ended September 30, 2013. These shares were retired upon repurchase. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Contractual Obligations

The following table outlines our contractual payment obligations as of September 30, 2013 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2014	2015 and 2016	2017 and 2018	Thereafter
Credit Facility(1)	$482.2	$4.8	$9.7	$9.7	$458.0
Convertible Debentures(2)	940.0	250.0	—	690.0	—
Senior Notes	1,050.0	—	—	—	1,050.0
Interest payable on long-term debt(3)	565.5	97.4	180.5	162.5	125.1
Letter of Credit(4)	6.5	6.5	—	—	—
Operating leases	191.9	41.3	68.9	41.5	40.2
Purchase commitments for inventory, property and equipment(5)	7.6	5.1	2.5	—	—
Collaboration agreements(6)	3.8	3.8	—	—	—
Other long-term liabilities assumed(7)	6.0	2.5	3.5	—	—
Total contractual cash obligations	$3,253.5	$411.4	$265.1	$903.7	$1,673.3

(1)	Principal is paid on a quarterly basis under the Credit Facility.

(2)
Holders of the 2027 Debentures have the right to require us to repurchase the debentures on August 15, 2014, 2017 and 2022. Holders of the 2031 Debentures have the right to require us to redeem the Debentures on November 1, 2017, 2021, and 2026.

(3)
Interest on the Credit Facility is due and payable monthly and is estimated using the effective interest rate as of September 30, 2013. Interest is due and payable semi-annually under 2027 Debentures and 2031 Debentures at a rate of 2.75%. Interest is due and payable semi-annually on the Senior notes at a rate of 5.375%.

(4)	Letters of Credit are in place primarily to secure future operating lease payments.

(5)
These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(6)	Payments under the research collaboration agreements are payable in cash or common stock at our option.

(7)
Obligations include assumed long-term liabilities relating to restructuring program initiated by a previous acquisition in 2003. The restructuring program related to the closing of a facility with lease term set to expire in 2016. Total contractual obligation under the lease is $6.1 million. As of September 30, 2013, we have sub-leased certain of the office space related to the facility to unrelated third parties. Total sublease income under contractual terms is expected to be $4.6 million, which ranges from $0.8 million to $1.9 million on an annualized basis through 2016.

The gross liability for unrecognized tax benefits as of September 30, 2013 was $19.6 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Contingent Liabilities and Commitments
In connection with some of our acquisitions, we agreed to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.

In connection with our acquisition of J.A. Thomas ("JA Thomas") in October 2012, we agreed to make deferred payments to the former shareholders of JA Thomas of up to $25.0 million, payable in cash or shares of our common stock, at our option. The payment is due in October 2014 and is contingent upon the continued employment of certain named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the named executives terminates their employment prior to the payment date.
Financial Instruments
We use financial instruments to manage our foreign exchange risk. We follow Financial Accounting Standards Board Accounting Standards Codification 815 (“ASC 815”), Derivatives and Hedging, for our derivative instruments.
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with foreign currency denominated assets and liabilities. We established this program so that gains and losses from remeasurement or settlement of these assets and liabilities are offset by gains or losses on the foreign currency forward contracts thus mitigating the risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts with terms of 90 days or less, and at September 30, 2013 we had outstanding contracts with a total notional value of $247.8 million.

From time to time we will enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to the third party, or from the third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other (expense) income, net. During the year ended September 30, 2013, 2012 and 2011, we recorded $(6.6) million, $8.0 million and $13.2 million, respectively of (losses) gains associated with these contracts and (paid) received cash payments totaling $(3.8) million, $9.0 million and $9.4 million, respectively, upon to settlement of the agreements during the year.

Pension Plans
We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $1.3 million, $0.1 million and $0.3 million for fiscal 2013, 2012 and 2011, respectively. The aggregate projected benefit obligation and aggregate net asset (liability) of our defined benefit plans as of September 30, 2013 was $28.1 million and $0.1 million, respectively, and as of September 30, 2012 was $34.2 million and $(3.2) million, respectively. In fiscal 2013, we settled the obligations under our Canadian defined benefit pension plan through a purchase of annuities. The loss on settlement was $1.5 million, and is included in restructuring and other, net.
Off-Balance Sheet Arrangements
Through September 30, 2013, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and sales returns; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. Our management bases its estimates on historical experience, market participant fair value considerations and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

For a given acquisition, we may identify certain pre-acquisition contingencies. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If we are unable to determine the fair value of a pre-acquisition contingency at the end of the purchase price allocation period, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency will be included in our operating results as acquisition-related cost, net in the period in which the adjustment is determined.

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

We determine fair values for each of the reporting units using an income approach. When available and appropriate, we also use a comparative market approach to derive the fair values. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 12.0% to 17.5%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparable entities is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

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

Based on our assessments, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill. Significant adverse changes in our future revenues and/or cash flow results, or significant degradation in the enterprise values of comparable companies within our segments, could result in the determination that all or a portion of our goodwill is impaired. However, as of our fiscal 2013 annual impairment assessment date, our estimated fair values of our reporting units substantially exceeded their carrying values.

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

Accounting for Stock-Based Compensation.  We account for share-based awards to employees and directors, including grants of employee stock options, purchases under employee stock purchase plans, and restricted awards through recognition of the fair value of the share-based awards as a charge against earnings in the form of stock-based compensation expense. We recognize stock-based compensation expense over the requisite service period, net of estimated forfeitures. We recognize benefits from stock-based compensation in equity using the with-and-without approach for the utilization of tax attributes. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
Income Taxes. In accordance with Accounting Standards Codification 740, “Income Taxes” ("ASC 740"), we account for income taxes using an asset and liability approach, which requires that the deferred tax consequences of temporary differences between the amounts recorded in our consolidated financial statements and the amounts included in our federal, state and foreign income tax returns to be recognized in the balance sheet. As the income tax returns are not due and filed until after the completion of our annual financial reporting requirements, the amounts recorded for the current period reflect estimates for the tax-based activity for the period. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future. ASC 740 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. As such, we have historically estimated the future tax consequence of certain items, including bad debts, inventory valuation, and accruals that cannot be deducted for income tax purposes until such expenses are actually paid. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts.
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
By the end of fiscal 2012, our U.S. operations had pre-tax income adjusted for permanent differences for the most recent three-year period. We concluded that this record of cumulative profitability in recent years and our business plan showing continued profitability provided assurance that our future tax benefits more likely than not would be realized. Accordingly, by the end of fiscal 2012, we made a determination that it is more likely than not that certain of our deferred taxes, primarily in the U.S., would be realized which resulted in a release of $70.5 million of our valuation allowance. As of September 30, 2012, we had net domestic deferred tax assets that totaled $10.4 million.
During the third quarter of fiscal 2013, we concluded that the recoverability of our net domestic deferred tax assets is not more likely than not due to two consecutive quarterly reductions in our earnings forecast, primarily due to the continuing shift toward on-demand and ratable product offerings and revenue streams. This represented new negative evidence related to our domestic deferred tax asset recoverability assessment during fiscal 2013. The new evidence led us to establish a valuation allowance, offsetting the tax benefits resulting from our current year domestic losses. We also recorded a $10.4 million tax provision representing the establishment of the valuation allowance related to our net domestic deferred tax assets at the beginning of the year. As of September 30, 2013, we have $86.5 million of valuation allowance against our domestic deferred tax assets.

As of September 30, 2013, we have $139.7 million of valuation allowances recorded against all U.S. deferred tax assets and certain foreign deferred tax assets. If we are subsequently able to utilize all or a portion of the deferred tax assets for which the remaining valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for us in our first quarter of fiscal 2015 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. We do not believe that this will have a material impact on our consolidated financial statements.
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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2013 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $247.8 million at September 30, 2013. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.
At September 30, 2013, we held approximately $846.8 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase approximately $7.2 million, based on the September 30, 2013 reported balances of our investment accounts.
At September 30, 2013, our total outstanding debt balance exposed to variable interest rates was $482.2 million. A hypothetical change in market rates would have a significant impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding variable rate debt would increase $4.8 million per annum.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of September 30, 2013, we have security price guarantees outstanding for approximately 1.1 million shares of our common stock. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flows.
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
Our debentures trade in the financial markets, and the fair value at September 30, 2013 was $698.0 million for the 2031 Debentures and $284.0 million for the 2027 Debentures, based on an average of the bid and ask prices for each of the issuances on that day. This compares to conversion values on September 30, 2013 of approximately $399.1 million and $239.9 million for the 2031 Debentures and the 2027 Debentures, respectively. A 10% increase in the stock price over the September 30, 2013 closing price of $18.68 would have an estimated combined $30.4 million increase to the fair value and a combined $63.9 million increase to the conversion value of the debentures. Given the current trading value of the debentures, the greatest value to the holders of the debentures would be to sell the debentures in the open market in order to maximize their return. Based on this, we believe that the holders may not have a significant economic incentive to convert prior to the first redemption date.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 27, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuance Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain acquisitions completed during fiscal 2013 which are included in the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended. These excluded acquisitions constituted approximately 0.3% of consolidated assets as of September 30, 2013 and approximately 4.7% of consolidated revenues for the year then ended. The most significant of these acquisitions was Accentus, Inc., which was acquired on November 19, 2012, and constituted approximately 0.3% of consolidated assets and approximately 2.6% of consolidated revenues. Management did not assess the effectiveness of internal control over financial reporting of these acquisitions because of the timing of the acquisitions which were completed during fiscal 2013. Our audit of internal control over financial reporting of Nuance Communications, Inc. also did not include an evaluation of the internal control over financial reporting of these acquisitions.
In our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2013 and our report dated November 27, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 27, 2013

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues:
Product and licensing	$753,665	$740,726	$607,358
Professional services and hosting	832,428	673,943	509,141
Maintenance and support	269,186	236,840	202,242
Total revenues	1,855,279	1,651,509	1,318,741
Cost of revenues:
Product and licensing	99,381	74,837	65,601
Professional services and hosting	550,881	424,733	341,055
Maintenance and support	52,705	45,325	38,057
Amortization of intangible assets	63,583	60,034	55,111
Total cost of revenues	766,550	604,929	499,824
Gross profit	1,088,729	1,046,580	818,917
Operating expenses:
Research and development	292,081	225,441	179,377
Sales and marketing	420,184	369,205	306,439
General and administrative	176,654	163,318	147,603
Amortization of intangible assets	105,258	95,416	88,219
Acquisition-related costs, net	29,685	58,746	21,866
Restructuring and other charges, net	16,385	8,268	22,862
Total operating expenses	1,040,247	920,394	766,366
Income from operations	48,482	126,186	52,551
Other income (expense):
Interest income	1,615	2,234	3,159
Interest expense	(137,767)	(85,286)	(36,703)
Other (expense) income, net	(9,010)	22,168	11,010
(Loss) income before income taxes	(96,680)	65,302	30,017
Provision (benefit) from income taxes	18,558	(141,833)	(8,221)
Net (loss) income	$(115,238)	$207,135	$38,238
Net (loss) income per share:
Basic	$(0.37)	$0.67	$0.13
Diluted	$(0.37)	$0.65	$0.12
Weighted average common shares outstanding:
Basic	313,587	306,371	302,277
Diluted	313,587	320,822	315,960

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Net (loss) income	$(115,238)	$207,135	$38,238
Other comprehensive income (loss):
Foreign currency translation adjustment	11,244	(7,776)	(8,746)
Pension adjustments	2,599	(1,648)	2,895
Unrealized gains (losses) on marketable securities	—	12	(42)
Unrealized losses on cash flow hedge derivatives	—	(20)	(210)
Total other comprehensive income (loss), net	13,843	(9,432)	(6,103)
Comprehensive (loss) income	$(101,395)	$197,703	$32,135

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$808,118	$1,129,761
Marketable securities	38,728	—
Accounts receivable, less allowances for doubtful accounts of 8,529 and $6,933	382,741	381,417
Prepaid expenses and other current assets	104,971	102,564
Deferred tax assets	74,969	87,564
Total current assets	1,409,527	1,701,306
Land, building and equipment, net	143,465	116,134
Goodwill	3,293,198	2,955,477
Intangible assets, net	953,278	906,538
Other assets	159,135	119,585
Total assets	$5,958,603	$5,799,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$246,040	$148,542
Redeemable convertible debentures	—	231,552
Contingent and deferred acquisition payments	—	49,685
Accounts payable	91,016	113,196
Accrued expenses and other current liabilities	214,425	215,178
Deferred revenue	253,753	206,610
Total current liabilities	805,234	964,763
Long-term portion of debt	2,108,091	1,735,811
Deferred revenue, net of current portion	160,823	108,481
Deferred tax liabilities	162,774	160,614
Other liabilities	83,667	82,665
Total liabilities	3,320,589	3,052,334
Commitments and contingencies (Notes 3, 5, and 17)
Equity component of currently redeemable convertible debentures (Note 10)	—	18,430
Stockholders’ equity:
Series B preferred stock, $0.001 par value; 15,000 shares authorized; -0- and 3,562 shares issued and outstanding (liquidation preference $4,631 at September 30, 2012)	—	4,631
Common stock, $0.001 par value; 560,000 shares authorized; 319,365 and 315,821 shares issued and 315,614 and 312,070 shares outstanding	319	316
Additional paid-in capital	3,017,074	2,908,302
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive income (loss)	6,813	(7,030)
Accumulated deficit	(369,404)	(161,155)
Total stockholders’ equity	2,638,014	2,728,276
Total liabilities and stockholders’ equity	$5,958,603	$5,799,040
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
	(In thousands)
Balance at October 1, 2010	3,562	$4,631	301,623	$302	$2,581,901	3,673	$(16,788)	$8,505	$(281,355)	$2,297,196
Issuance of common stock under employee stock plans			11,052	11	36,656					36,667
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(1,996)	(2)	(36,705)	78	—			(36,707)
Stock-based compensation					112,469					112,469
Excess tax benefit from share-based payment plans					17,520					17,520
Issuance of common stock in connection with acquisitions and collaboration agreements			1,777	1	34,090					34,091
Net income									38,238	38,238
Other comprehensive loss								(6,103)		(6,103)
Balance at September 30, 2011	3,562	4,631	312,456	312	2,745,931	3,751	(16,788)	2,402	(243,117)	2,493,371
Issuance of common stock under employee stock plans			9,891	10	27,737					27,747
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(2,158)	(2)	(52,000)					(52,002)
Stock-based compensation					161,165					161,165
Excess tax benefit from share-based payment plans					(3,583)					(3,583)
Repurchase and retirement of common stock			(8,514)	(8)	(74,816)				(125,173)	(199,997)
Equity portion of convertible debt issuance, net of tax effect					96,934					96,934
Issuance of common stock in connection with acquisitions and collaboration agreements			1,070	1	25,367					25,368
Issuance of common stock in connection with warrant exercises			3,076	3	(3)					—
Reclassification to temporary equity					(18,430)					(18,430)
Net income									207,135	207,135
Other comprehensive loss								(9,432)		(9,432)
Balance at September 30, 2012	3,562	4,631	315,821	316	2,908,302	3,751	(16,788)	(7,030)	(161,155)	2,728,276
Issuance of common stock under employee stock plans, net			11,261	11	30,205					30,216
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(2,854)	(3)	(59,688)					(59,691)
Stock-based compensation					179,442					179,442
Repurchase and retirement of common stock			(9,805)	(10)	(91,367)				(93,011)	(184,388)
Conversion of preferred stock	(3,562)	(4,631)	3,562	4	4,627					—
Issuance of common stock in connection with acquisitions and collaboration agreements			1,146	1	22,461					22,462
Reclassification from temporary equity					18,430					18,430
Other, net			234	—	4,662					4,662
Net loss									(115,238)	(115,238)
Other comprehensive income								13,843		13,843
Balance at September 30, 2013	—	$—	319,365	$319	$3,017,074	3,751	$(16,788)	$6,813	$(369,404)	$2,638,014
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(115,238)	$207,135	$38,238
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	208,659	187,183	170,933
Stock-based compensation	159,325	174,581	147,296
Non-cash interest expense	40,019	35,497	12,510
Non-cash restructuring expense	—	—	11,725
Deferred tax benefit	(2,472)	(151,547)	(43,890)
Loss (gain) on non-controlling strategic equity interest	790	(13,726)	—
Other	(6,537)	4,016	16,492
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	25,165	(55,210)	(25,530)
Prepaid expenses and other assets	10,988	13,881	(11,793)
Accounts payable	(26,843)	22,645	(8,193)
Accrued expenses and other liabilities	16,506	8,939	(6,775)
Deferred revenue	84,648	39,605	56,398
Net cash provided by operating activities	395,010	472,999	357,411
Cash flows from investing activities
Capital expenditures	(55,588)	(62,910)	(34,907)
Payments for business and technology acquisitions, net of cash acquired	(607,653)	(884,945)	(409,005)
Purchases of marketable securities and other investments	(39,435)	(15,156)	(10,776)
Proceeds from sales and maturities of marketable securities and other investments	8,768	31,789	11,650
Change in restricted cash balances	—	6,747	17,184
Net cash used in investing activities	(693,908)	(924,475)	(425,854)
Cash flows from financing activities
Payments of debt	(425,634)	(6,605)	(7,535)
Proceeds from long-term debt, net of issuance costs	625,155	1,364,925	(2,553)
Payments for repurchase of common stock	(184,388)	(199,997)	—
Payments on other long-term liabilities	(1,688)	(8,525)	(10,643)
Proceeds from settlement of share-based derivatives, net	(3,801)	9,020	9,414
Excess tax benefits on employee equity awards	—	(3,583)	17,520
Proceeds from issuance of common stock from employee stock plans	30,216	27,747	36,667
Cash used to net share settle employee equity awards	(60,517)	(49,947)	(36,908)
Net cash (used in) provided by financing activities	(20,657)	1,133,035	5,962
Effects of exchange rate changes on cash and cash equivalents	(2,088)	978	(6,925)
Net (decrease) increase in cash and cash equivalents	(321,643)	682,537	(69,406)
Cash and cash equivalents at beginning of year	1,129,761	447,224	516,630
Cash and cash equivalents at end of year	$808,118	$1,129,761	$447,224

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation

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

We have built a portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies. Significant business acquisitions during fiscal 2013, 2012 and 2011 were as follows:

•	May 31, 2013— Tweddle Technology Solutions Segment ("TGT")

•	October 1, 2012 —J.A. Thomas and Associates, Inc. ("JA Thomas")

•	June 1, 2012 —Vlingo Corporation ("Vlingo")

•	April 26, 2012 —Transcend Services, Inc. ("Transcend")

•	June 16, 2011 — SVOX, A.G. ("SVOX")

•	June 15, 2011 — Equitrac Corporation ("Equitrac")

The results of operations from the acquired businesses have been included in our consolidated financial statements from their respective acquisition dates. See Note 3 for additional disclosure related to each of these acquisitions.
We operate in four reportable segments; Healthcare, Mobile and Consumer, Enterprise, and Imaging. See Note 20 for a description of each of these segments.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred revenue at September 30, 2013 and 2012 was as follows (dollars in thousands):

	September 30, 2013	September 30, 2012
Current Liabilities:
Deferred maintenance revenue	$134,213	$114,036
Unearned revenue	119,540	92,574
Total current deferred revenue	$253,753	$206,610
Long-term Liabilities:
Deferred maintenance revenue	$51,784	$43,763
Unearned revenue	109,039	64,718
Total long-term deferred revenue	$160,823	$108,481

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted effective from the acquisition date. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.

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

We determine fair values for each of the reporting units using an income approach. When available and appropriate, we also use a comparative market approach to derive the fair values. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 12.0% to 17.5%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. Certain corporate assets and liabilities that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
Cash and cash equivalents consists of cash on hand, including money market funds and time deposits with original maturities of 90 days or less.
Marketable Securities and Minority Investments
Marketable Securities:  Marketable securities consist of time deposits and high-quality corporate debt instruments with stated maturities of more than 90 days. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. As of September 30, 2013, the total cost basis of our marketable securities was $38.7 million.

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
For the years ended September 30, 2013, 2012 and 2011, the activity related to accounts receivable allowances was as follows (dollars in thousands):

	Allowance for Doubtful Accounts	Allowance for Sales Returns
Balance at October 1, 2010	$6,301	$6,829
Bad debt provision	1,332	—
Write-offs, net of recoveries	(1,926)	—
Revenue adjustments, net	—	(596)
Balance at September 30, 2011	$5,707	$6,233
Bad debt provisions	2,706	—
Write-offs, net of recoveries	(1,480)	—
Revenue adjustments, net	—	3,635
Balance at September 30, 2012	$6,933	$9,868
Bad debt provisions	4,781	—
Write-offs, net of recoveries	(3,185)	—
Revenue adjustments, net	—	(4,208)
Balance at September 30, 2013	$8,529	$5,660

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories, net of allowances, consisted of the following (dollars in thousands):

	September 30, 2013	September 30, 2012
Components and parts	$11,504	$7,562
Finished products	3,212	3,813
	$14,716	$11,375

Accounting for Collaboration Agreements
Healthcare Collaboration Agreement
In June 2011, we entered into an agreement with a large healthcare provider to acquire certain data for $10.0 million, to be used in a joint development project. In addition, under the terms of the arrangement we will be reimbursed for certain research and development costs related to specified product development projects with the objective of commercializing the resulting products. All intellectual property derived from these research and development efforts will be owned by us. Upon product introduction, we will pay royalties to this party based on the actual sales. At the end of five years, the party can elect to continue with the arrangement, receiving royalties on future sales, or receive a buy-out payment from us and forgo future royalties. The buy-out payment is calculated based on a number of factors including the net cash flows received and paid by the parties, as well as a minimum return on those net cash flows. As of September 30, 2013, we have estimated that no payment will be required if the buy-out option is exercised in 2016.

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
The above development arrangement will be accounted for in accordance with ASC 730, Research and Development. Accordingly, any buy-out obligation will be recorded as a liability and any reimbursement of the research and development costs in excess of the buy-out obligation will be recorded as an offset to research and development costs. Royalties paid to this party upon commercialization of any products from these development efforts will be recorded as a reduction to revenue in accordance with ASC 605. For fiscal year ended September 30, 2013 and September 30, 2012, $2.2 million and $5.8 million respectively of expense reimbursement has been recorded as a reduction in research and development expense. In April 2013, we signed Amendment No. 1 to the agreement. Under terms of the amendment, funding for future research and development expenses ended effective September 30, 2013.

Intellectual Property Collaboration Agreements
In order to gain access to a third party’s extensive speech recognition technology, natural language and semantic processing technology, in fiscal 2010 and 2011, we entered into intellectual property collaboration agreements with terms up to six years. Generally, the agreements call for annual payments in cash or shares of our common stock, at our election. The final payments under the current agreements are due in 2014 and total $3.8 million. Depending on the agreement, some or all intellectual property derived from these collaborations will be jointly owned by the two parties. For the majority of the developed intellectual property, we will have sole rights to commercialize such intellectual property for periods ranging between two to six years, depending on the agreement. We issued 1.1 million and 1.0 million shares of our common stock for payments totaling $22.5 million and $23.4 million in each of the fiscal years ending in 2013 and 2012, respectively.
The payments are recorded as a prepaid asset when made, and will be expensed ratably over the contractual period. For the years ended September 30, 2013, 2012 and 2011, we have recognized $20.6 million, $21.0 million, and $19.8 million as research and development expense, respectively, related to these agreements in our consolidated statements of operations.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software products. Costs incurred after technological feasibility is established have not been material. We expense research and development costs as incurred.

Acquisition-Related Costs, net
Acquisition-related costs (income) include those costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related activities including services provided by third-parties; (ii) professional service fees, including third-party costs related to the acquisitions, and legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. The following is a summary of acquisition-related costs (income) reported for the years ended September 30, 2013, 2012 and 2011, respectively (dollars in thousands):

	2013	2012	2011
Transition and integration costs	$28,302	$9,888	$3,361
Professional service fees	20,381	48,401	18,030
Acquisition-related adjustments	(18,998)	457	475
Total	$29,685	$58,746	$21,866
Included in Acquisition-related adjustments for the year ended September 30, 2013, is income of $17.8 million related to the elimination of a contingent liability established in the original allocation of purchase price for an acquisition closed in fiscal 2007 following the expiration of the applicable statute of limitations.  As a result, we have eliminated the contingent liability, and included the adjustment in acquisition-related costs, net in our consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred and are classified as sales and marketing expenses. Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. Cooperative advertising obligations are accrued and expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. We incurred advertising costs of $52.1 million, $48.2 million and $35.2 million for fiscal 2013, 2012 and 2011, respectively.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.

As of September 30, 2013, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets, which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

Comprehensive Income (Loss)
Pursuant to our adoption of Accounting Standard Update No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income and Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, we elected to present separate consolidated statements of comprehensive income for fiscal 2013, 2012, and 2011.
For the purposes of comprehensive income (loss) disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest undistributed earnings in our foreign subsidiaries permanently.

The components of accumulated other comprehensive income (loss), reflected in the consolidated statements of stockholders’ equity, consisted of the following (dollars in thousands):

	2013	2012	2011
Foreign currency translation adjustment	$7,788	$(3,456)	$4,320
Unrealized losses on marketable securities	—	—	(12)
Net unrealized gains on cash flow hedge derivatives	—	—	20
Net unrealized losses on post-retirement benefits	(975)	(3,574)	(1,926)
Total	$6,813	$(7,030)	$2,402

Concentration of Risk
Financial instruments that potentially subject us to significant concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and trade accounts receivable. We place our cash and cash equivalents and marketable securities with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. At September 30, 2013 and 2012, no customer accounted for greater than 10% of our net accounts receivable balance or 10% of our revenue for fiscal 2013, 2012 or 2011.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
We have significant foreign operations and transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other income (expense), net, in the accompanying consolidated statements of operations. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency transaction (losses) gains included in other income (expense), net for fiscal 2013, 2012, and 2011 were $(0.5) million, $0.6 million, and $(1.1) million, respectively.
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
Accounting for Stock-Based Compensation
We account for stock-based compensation to employees and directors, including grants of employee stock options, purchases under employee stock purchase plans, and restricted awards through recognition of the fair value of the share-based awards as a charge against earnings in the form of stock-based compensation. We recognize stock-based compensation expense over the requisite service period, net of estimated forfeitures. We recognize benefits from stock-based compensation in equity using the with-and-without approach for the utilization of tax attributes.

Net (Loss) Income Per Share
We compute net (loss) income per share in accordance with the two-class method. Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Net losses are not allocated to preferred stockholders. We have determined that the Series B convertible preferred stock outstanding as of September 30, 2012 and 2011, represented a participating security and as such the preferred shares are excluded from basic earnings per share.
Diluted net (loss) income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. We allocate net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock, shares held in escrow, contingently issuable shares under earn-out agreements once earned, warrants, and potential issuance of stock upon conversion of our 2.75% Convertible Debentures. The convertible debentures are considered Instrument C securities due to the fact that only the excess of the conversion value on the date of conversion can be paid in our common shares; the principal portion of the conversion must be paid in cash. Therefore, only the shares of common stock potentially issuable with respect to the excess of the conversion value over its principal amount, if any, is considered as dilutive potential common shares for purposes of calculating diluted net (loss) income per share.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation for basic and diluted net (loss) income per share for the years ended September 30, 2013, 2012 and 2011 (dollars in thousands, except per share amounts):

	2013	2012	2011
Numerator:
Basic
Net (loss) income	$(115,238)	$207,135	$38,238
Allocation of undistributed earnings to preferred stockholders	—	(2,381)	(445)
Net (loss) income available to common stockholders — basic	$(115,238)	$204,754	$37,793
Diluted
Net (loss) income available to common stockholders — diluted	$(115,238)	$207,135	$38,238
Denominator:
Basic
Weighted average common shares outstanding	313,587	306,371	302,277
Diluted
Weighted average common shares outstanding — basic	313,587	306,371	302,277
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	—	3,562	3,562
Employee stock compensation plans	—	6,074	8,457
Warrants	—	2,094	1,499
Convertible Debt	—	2,558	—
Other contingently issuable shares	—	163	165
Weighted average common shares outstanding — diluted	313,587	320,822	315,960
Net (loss) income per share:
Basic	$(0.37)	$0.67	$0.13
Diluted	$(0.37)	$0.65	$0.12

Common equivalent shares are excluded from the computation of diluted net (loss) income per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 13.6 million shares, 3.2 million shares and 3.2 million shares for the years ended September 30, 2013, 2012 and 2011, respectively, have been excluded from the computation of diluted net (loss) income per share because their inclusion would be anti-dilutive.

Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for us in our first quarter of fiscal 2015 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. We do not believe that this will have a material impact on our consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Business Acquisitions
Fiscal 2013 Acquisitions
On May 31, 2013, we acquired TGT for total consideration of $83.3 million in cash, including a purchase price adjustment as specified in the asset purchase agreement. TGT provides cloud-based infotainment and communications solutions to the automotive industry. The transaction was structured as an asset acquisition, and therefore the goodwill is expected to be deductible for tax purposes. The results of operations for TGT are included in our Mobile and Consumer segment from the acquisition date.
In October 2012, we acquired JA Thomas for cash consideration totaling approximately $244.8 million together with a deferred payment of $25.0 million contingent on the continued employment of certain key executives. The deferred payment will be recorded as compensation expense over the requisite employment period, and included in acquisition-related costs, net in our consolidated statements of operations. JA Thomas provides Clinical Documentation Improvement solutions to hospitals, primarily in the U.S., and the results of operations are included in our Healthcare segment from the acquisition date. In accordance with the JA Thomas stock purchase agreement, we reached an agreement with the sellers to treat this transaction as an asset purchase, and therefore the goodwill is expected to be deductible for tax purposes.
During fiscal 2013, we acquired several other businesses for total purchase consideration of $251.6 million. These acquisitions are not individually material and were made in each of our segments. These acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.
The results of operations of these acquisitions have been included in our financial results from the applicable acquisition date. A summary of the preliminary allocation of the purchase consideration for our fiscal 2013 acquisitions is as follows (dollars in thousands):

	TGT	JA Thomas	Other Fiscal 2013 Acquisitions
Purchase consideration:
Cash	$83,330	$244,777	$251,108
Fair value of contingent consideration	—	—	450
Total purchase consideration	$83,330	$244,777	$251,558

Allocation of the purchase consideration:
Cash	$—	$3,555	$18,004
Accounts receivable (a)	8,895	8,293	17,190
Goodwill	42,742	163,880	124,230
Identifiable intangible assets (b)	33,600	71,310	109,175
Other assets	10,330	2,935	29,150
Total assets acquired	95,567	249,973	297,749
Current liabilities	(1,452)	(3,033)	(9,788)
Deferred tax liability	—	(1,474)	(35,346)
Other long term liabilities	(10,785)	(689)	(1,057)
Total liabilities assumed	(12,237)	(5,196)	(46,191)
Net assets acquired	$83,330	$244,777	$251,558

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Accounts receivable have been recorded at their estimated fair values and the fair value reserve was not material.

(b)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	TGT		JA Thomas		Other Fiscal 2013 Acquisitions
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Core and completed technology	$7,700	7.0	$3,920	5.0	$33,653	6.6
Customer relationships	25,900	9.0	66,100	11.0	71,970	10.9
Trade names	—	—	1,290	7.0	3,122	6.6
Non-Compete agreements	—	—	—	—	430	2.8
Total	$33,600		$71,310		$109,175
The fair value estimates for the assets acquired and liabilities assumed for acquisitions completed during fiscal 2013 were based upon preliminary calculations and valuations, and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain receivables and liabilities acquired and identifiable intangible assets.

Fiscal 2012 Acquisitions
On June 1, 2012, we acquired all of the outstanding capital stock of Vlingo for net cash consideration of $196.3 million, which excludes the amounts we received as a security holder of Vlingo, as described below. Vlingo provides technology that turns spoken words into action by combining speech recognition and natural language processing technology to understand the user's intent and take the appropriate action. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations for Vlingo are included in our Mobile and Consumer Segment from the acquisition date.
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
During fiscal 2012, we acquired three additional businesses for total cash consideration of $355.6 million. The most significant of these other acquisitions was Quantim, for which we paid total consideration of $230.2 million, and is included in our Healthcare segment. The results of operations of these acquisitions have been included in our consolidated results from their respective acquisition dates. The goodwill resulting from these transactions is not expected to be deductible for tax purposes.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the final allocation of the purchase consideration for Vlingo, Transcend and our other fiscal 2012 acquisitions is as follows (dollars in thousands):

	Vlingo	Transcend	Other Fiscal 2012 Acquisitions
Purchase consideration:
Cash	$196,304	$332,253	$339,194
Fair value of contingent consideration	—	—	16,444
Fair value of prior investment (a)	28,696	—	—
Total purchase consideration	$225,000	$332,253	$355,638
Allocation of the purchase consideration:
Cash	$—	$6,255	$10,194
Accounts receivable(b)	5,904	16,766	51,564
Goodwill (c)	189,420	214,209	208,102
Identifiable intangible assets(d)	29,382	142,160	144,900
Other assets	6,274	17,714	9,707
Total assets acquired	230,980	397,104	424,467
Current liabilities	(5,980)	(21,583)	(8,544)
Deferred tax liability	—	(41,000)	(57,247)
Other long term liabilities	—	(2,268)	(3,038)
Total liabilities assumed	(5,980)	(64,851)	(68,829)
Net assets acquired	$225,000	$332,253	$355,638

(a)
In October 2009, we acquired $15.0 million of convertible preferred securities of Vlingo. We have recognized a gain of $13.7 million included in other (expense) income, net, in year ended September 30, 2012, reflecting the fair value adjustment as a result of the conversion of our original investment in the non-controlling interest upon the closing of the Vlingo acquisition.

(b)
Accounts receivable have been recorded at their estimated fair values, which consists of the gross accounts receivable assumed of $88.0 million, reduced by a fair value reserve of $13.8 million representing the portion of contractually owed accounts receivable which we do not expect to be collected.

(c)
At the time of the Vlingo acquisition, we ascribed significant value to future new customer relationships, future technologies that could be developed, as well as synergies and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. Accordingly, the value of these components is included within goodwill.

(d)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on final valuations (dollars in thousands):

	Vlingo		Transcend		Other Fiscal 2012 Acquisitions
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Core and completed technology	$5,362	5.4	$5,410	5.0	$45,300	7.9
Customer relationships	23,200	14.0	130,260	13.0	90,400	11.5
Trade name	30	1.0	4,480	4.0	9,000	8.2
Non-Compete agreements	790	3.0	2,010	3.0	200	3.0
Total	$29,382		$142,160		$144,900

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2011 Acquisitions
On June 16, 2011, we acquired all of the outstanding capital stock of SVOX, a Swiss based seller of speech recognition, dialog, and text-to-speech software products for the automotive, mobile and consumer electronics industries in our Mobile and Consumer segment. Total purchase consideration was €87.0 million which consists of cash consideration of €57.0 million ($80.9 million based on the exchange rate as of the date of acquisition) and aggregate deferred acquisition payments of €30.0 million ($41.5 million based on the exchange rate as of the date of acquisition). The deferred acquisition payment is payable in cash or shares of our common stock, at our option; €8.3 million of the deferred acquisition payment was paid in cash in June 2012 and the remaining cash payment of €21.7 million was made in December 2012. The acquisition is treated as a stock purchase for accounting purposes, and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. The results of operations of SVOX have been included in our results of operations from the acquisition date.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table shows unaudited pro forma results of operations as if we had acquired TGT, Vlingo, and Transcend on October 1, 2011 (dollars in thousands, except per share amounts):

	2013	2012
Revenue	$1,862,132	$1,737,501
Net (loss) income	$(131,630)	$193,742
Net (loss) income per share (diluted)	$(0.42)	$0.60

We have not furnished pro forma financial information relating to our other fiscal 2013 and 2012 acquisitions because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.

5.	Contingent Acquisition Payments

Earn-out Payments
The fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings in each reporting period.
In connection with our acquisition of JA Thomas in October 2012, we agreed to make deferred payments to the former shareholders of JA Thomas of up to $25.0 million, payable in cash or shares of our common stock, at our option. The payment is due in October 2014 and is contingent upon the continued employment of certain named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the named executives terminates their employment prior to the payment date. The portion of the deferred payment that is payable to the named executives will be recognized as compensation expense over the two year employment period and included in acquisition-related costs, net in our consolidated statements of operations.
In connection with our acquisition of Swype, Inc. ("Swype") in October 2011, we agreed to make deferred payments to the former shareholders of Swype of up to $25.0 million in April 2013, contingent upon the continued employment of three named executives and certain other conditions. The contingent payments were subject to reduction by amounts specified in the merger agreement in the event that any of the three executives terminated employment prior to the payment date or if any losses occurred to which we would be entitled to indemnification under the merger agreement. The portion of the deferred payment that was payable to the three named executives was recognized as compensation expense over the 18 month employment period and included in acquisition-related costs, net, in our consolidated statements of operations. The remaining liability due to the other shareholders was included in the total purchase consideration and was recorded at its estimated fair value at the acquisition date of $16.4 million. In April 2013, upon completion of the required employment condition, we made a cash payment of $25.0 million to the former shareholders of Swype.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for our reportable segments for fiscal years 2013 and 2012 were as follows (dollars in thousands):

	Healthcare	Mobile and Consumer	Enterprise	Imaging	Total
Balance as of September 30, 2011	$672,649	$1,018,415	$500,240	$156,576	$2,347,880
Acquisitions	354,795	252,192	—	8,906	615,893
Purchase accounting adjustments	—	(2,265)	(1,042)	2,638	(669)
Effect of foreign currency translation	(2,776)	(2,476)	(2,365)	(10)	(7,627)
Balance as of September 30, 2012	$1,024,668	$1,265,866	$496,833	$168,110	$2,955,477
Acquisitions	232,545	47,597	17,372	33,338	330,852
Dispositions	(712)	—	(731)	—	(1,443)
Purchase accounting adjustments	(588)	(3,829)	—	265	(4,152)
Effect of foreign currency translation	1,314	4,001	6,495	654	12,464
Balance as of September 30, 2013	$1,257,227	$1,313,635	$519,969	$202,367	$3,293,198

Intangible assets consist of the following as of September 30, 2013 and 2012, which includes $98.8 million and $108.8 million of licensed technology, respectively (dollars in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$1,072,993	$(423,442)	$649,551	9.4
Technology and patents	445,331	(188,585)	256,746	5.3
Trade names, trademarks, and other	63,651	(18,661)	44,990	8.3
Non-competition agreements	3,981	(1,990)	1,991	1.5
Total	$1,585,956	$(632,678)	$953,278	8.2

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$957,043	$(364,161)	$592,882	9.7
Technology and patents	461,356	(198,689)	262,667	5.8
Trade names, trademarks, and other	60,080	(12,239)	47,841	9.1
Non-competition agreements	5,144	(1,996)	3,148	2.4
Total	$1,483,623	$(577,085)	$906,538	8.5

Amortization expense for acquired technology and patents is included in the cost of revenue from amortization of intangible assets in the accompanying statements of operations and amounted to $63.6 million, $60.0 million and $55.1 million in fiscal 2013, 2012 and 2011, respectively. Amortization expense for customer relationships, trade names, trademarks, and other, and non-competition agreements is included in operating expenses and amounted to $105.3 million, $95.4 million and $88.2 million in fiscal 2013, 2012 and 2011, respectively.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the five succeeding years as of September 30, 2013, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenue	Other Operating Expenses	Total
2014	$57,714	$104,143	$161,857
2015	53,927	97,028	150,955
2016	47,644	87,048	134,692
2017	38,610	74,368	112,978
2018	27,899	55,736	83,635
Thereafter	30,952	278,209	309,161
Total	$256,746	$696,532	$953,278

7.	Accounts Receivable
Accounts receivable consisted of the following (dollars in thousands):

	September 30, 2013	September 30, 2012
Trade accounts receivable	$375,044	$369,585
Unbilled accounts receivable under long-term contracts	21,886	28,633
Gross accounts receivable	396,930	398,218
Less — allowance for doubtful accounts	(8,529)	(6,933)
Less — allowance for sales returns	(5,660)	(9,868)
Accounts receivable, net	$382,741	$381,417

8.	Land, Building and Equipment, Net
Land, building and equipment, net consisted of the following (dollars in thousands):

	Useful Life	September 30, 2013	September 30, 2012
	(In years)
Land	—	$2,400	$2,400
Building	30	5,456	5,456
Machinery and equipment	3-5	59,941	37,706
Computers, software and equipment	3-5	210,647	173,022
Leasehold improvements	2-7	26,357	21,963
Furniture and fixtures	5	14,862	12,995
Construction in progress	—	1,945	1,649
Subtotal		321,608	255,191
Less: accumulated depreciation		(178,143)	(139,057)
Land, building and equipment, net		$143,465	$116,134
Depreciation expense for fiscal 2013, 2012 and 2011 was $39.8 million, $31.7 million and $27.6 million, respectively.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30, 2013	September 30, 2012
Compensation	$112,756	$125,180
Cost of revenue related liabilities	17,992	12,050
Professional fees	17,682	12,799
Accrued interest payable	15,879	13,859
Acquisition costs and liabilities	15,722	17,258
Sales and marketing incentives	11,681	10,795
Sales and other taxes payable	10,625	8,364
Other	12,088	14,873
Total	$214,425	$215,178

10.	Credit Facilities and Debt
At September 30, 2013 and 2012, we had the following borrowing obligations (dollars in thousands):

	September 30, 2013	September 30, 2012
5.375% Senior Notes due 2020, net of unamortized premium of $5.4 million at September 30, 2013	$1,055,385	$700,000
2.75% Convertible Debentures due 2031, net of unamortized discount of $113.5 million and $136.4 million, respectively	576,524	553,587
2.75% Convertible Debentures due 2027, net of unamortized discount of $8.8 million and $18.4 million, respectively	241,206	231,552
Credit Facility, net of unamortized original issue discount of $1.2 million at September 30, 2013	481,016	630,596
Other	—	170
Total long-term debt	2,354,131	2,115,905
Less: current portion	246,040	380,094
Non-current portion of long-term debt	$2,108,091	$1,735,811

The estimated fair value of our long-term debt approximated $2,458.2 million (face value $2,472.2 million) and $2,522.2 million (face value $2,270.7 million) at September 30, 2013 and 2012, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the Convertible Debentures, and the term loan portion of our Credit Facility are traded and the fair values are based upon traded prices as of the reporting dates. The fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at September 30, 2013 and 2012.
5.375% Senior Notes due 2020
On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior notes due 2020 (the "Notes"). The Notes were issued pursuant to an indenture agreement dated August 14, 2012, relating to our existing $700 million aggregate principal amount of 5.375% Senior Notes due in 2020, issued in the fourth quarter of fiscal 2012. Total proceeds received, net of issuance costs, were $351.7 million. On October 31, 2012, we used $143.5 million of the net proceeds to pay the term loans under the Credit Facility originally maturing in March 2013.
On August 14, 2012, we issued $700 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. The net proceeds from the Notes were approximately $689.1 million, net of issuance costs. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The ending unamortized deferred debt issuance costs

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the total 5.375% Senior Notes at September 30, 2013 and 2012 were $13.0 million and $12.1 million respectively.
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
2.75% Convertible Debentures due 2031
On October 24, 2011, we sold $690 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement. Total proceeds, net of debt issuance costs, were $676.1 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026.
ASC 470-20, Debt with Conversion and Other Options, requires us to allocate the proceeds to the liability component based on the fair value determined at the issuance date with the remainder allocated to the conversion right and recorded in stockholders' equity. We initially allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through November 2017. As of September 30, 2013 and 2012, the ending unamortized discount was $113.5 million and 136.4 million, respectively and the ending unamortized deferred debt issuance costs were $7.3 million and $9.1 million, respectively. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2031 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2013, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.75% Convertible Debentures due 2027
On August 13, 2007, we issued $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) in a private placement. Total proceeds, net of debt discount and deferred debt issuance costs were $241.4 million. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. In accordance with ASC 470-20, Debt with Conversion and Other Options, the difference of $54.7 million between the fair value of the liability component of the 2027 Debentures and the net proceeds on the date of issuance have been recorded as additional paid-in-capital and as debt discount. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through August 2014. As of September 30, 2013 and 2012, the ending unamortized discount was $8.8 million and $18.4 million, respectively, and the ending unamortized deferred debt issuance costs were $0.8 million and $1.7 million, respectively. The 2027 Debentures are general senior unsecured obligations, ranking equally in right of payment to all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2027 Debentures. The 2027 Debentures are effectively subordinated to our secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to indebtedness and other liabilities of our subsidiaries.
If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of $19.47 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest; each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date.
The 2027 Debentures are puttable at the holders option in August 2014. As a result, we have classified the obligation in current liabilities at September 30, 2013. Our stock price exceeded the conversion threshold price of $23.36 per share for at least 20 days during the 30 consecutive trading days ended September 30, 2012. Accordingly, the 2027 Debentures were convertible at the holders' option during the quarter ended December 31, 2012 and therefore were classified as current liabilities at September 30, 2012.
The difference between the carrying value of the 2027 Debentures and the $250.0 million principal amount reflects the unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized over the expected term of the convertible debt. Because the 2027 Debentures were convertible at September 30, 2012 at the holders option, an amount equal to the $18.4 million unamortized portion of the original issue discount was separately classified in our consolidated balance sheets as temporary equity and referred to as “Equity component of currently redeemable convertible debentures.” At September 30, 2013, we have no temporary equity.
Credit Facility
On August 7, 2013, we entered into an amendment agreement to amend and restate our existing amended and restated credit agreement, as previously amended. The credit agreement was originally dated March 31, 2006, and was amended and restated on April 5, 2007, and further amended and restated on July 7, 2011. The amended credit agreement includes a term loan and a $75 million revolving credit line including letters of credit (together, the "Credit Facility"). Of the $483.4 million outstanding term loans originally due March 31, 2016, existing Lenders representing $333.2 million elected to extend the maturity to August 7, 2019 and the balance of the term loans have been assigned to new lenders who have also agreed to the extended maturity date. We accounted for the amendment in accordance with ASC 470-50-40, "Debt - Modifications and Extinguishments”and determined that the amendment should be accounted for as an extinguishment for certain of the lenders participating in the credit facility,

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the new terms of the amended agreement. Of the total balance outstanding at the amendment date, $277.1 million was recorded as extinguished, and the loss on extinguishment was not material.
The extended term loans bear interest, at our option, at a base rate determined in accordance with the amended and restated credit agreement, plus a spread of 1.75%, or a LIBOR rate plus a spread of 2.75%. Also, under terms of the amendment, the maturity date of our $75 million credit facility has been extended from March 31, 2015 to August 7, 2018. The extended revolving loans bear interest, at our option, at a base rate determined in accordance with the Amended and Restated Credit Agreement, plus a spread of 0.50% to 0.75%, or a LIBOR rate plus a spread of 1.50% to 1.75%, in each case determined based on our consolidated net leverage ratio. As of September 30, 2013, there were $6.5 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended Credit Facility, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.
At September 30, 2013 the applicable margins were 1.75%, with an effective rate of 2.94%, on the remaining balance of $482.2 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of September 30, 2013, the commitment fee rate was 0.375%.

We capitalized debt issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method, through August 2018 for costs associated with the revolving credit facility and through August 2019 for the remainder of the balance. As of September 30, 2013 and 2012, the ending unamortized deferred financing fees were $2.9 million and $4.1 million, respectively.
Principal payments on the term loan of $482.2 million are due in quarterly installments of $1.2 million through August 2019, at which point the remaining balance becomes due. In addition, an annual excess cash flow sweep, as defined in the Credit Facility, is payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flows in any period and no additional payments are required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount
2014	$4,834
2015	4,834
2016	4,834
2017	4,834
2018	4,834
Thereafter	458,040
Total	$482,210

Our obligations under the Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. The Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of our domestic subsidiaries

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. We have a hedging program that primarily utilizes foreign currency forward contracts to offset these risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts for less than 90 days, and at September 30, 2013 and 2012, we had outstanding contracts with a total notional value of $247.8 million and $83.9 million, respectively.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income (expense), net in our consolidated statement of operations. During the years ended September 30, 2013, 2012 and 2011, we recorded gains (losses) of $2.2 million, $(2.3) million and $(2.3) million, respectively, associated with these contracts.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other income (expense), net. During the years ended September 30, 2013, 2012 and 2011, we recorded $(6.6) million, $8.0 million and $13.2 million, respectively of (losses) gains associated with these contracts and (paid) received cash totaling $(3.8) million, $9.0 million and $9.4 million, respectively, upon the settlement of agreements during the year.

The following is a summary of the outstanding shares subject to security price guarantees at September 30, 2013 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
June 1, 2013	193,699	December 1, 2013	$3,750
August 15, 2013	934,960	February 15, 2014	$18,400

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a quantitative summary of the fair value of our derivative instruments as of September 30, 2013 and 2012 (dollars in thousands):

		Fair Value
Description	Balance Sheet Classification	September 30, 2013	September 30, 2012
Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$2,201	$1,047
Security Price Guarantees	Prepaid expenses and other current assets	—	1,758
Security Price Guarantees	Accrued expenses and other current liabilities	(1,044)	—
Net asset value of non-hedged derivative instruments		$1,157	$2,805

The following tables summarize the activity of derivative instruments for the fiscal 2013 and 2012 (dollars in thousands):
Derivatives Not Designated as Hedges for the Fiscal Year Ended September 30

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2013	2012
Foreign currency contracts	Other income, net	$2,182	$(2,324)
Security price guarantees	Other income, net	$(6,603)	$7,997

12.	Fair Value Measures
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and 2012 consisted of (dollars in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$684,697	$—	$—	$684,697
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $38,728 at cost (b)	—	38,728	—	38,728
Foreign currency exchange contracts(b)	—	2,201	—	2,201
Total assets at fair value	$685,697	$40,929	$—	$726,626
Liabilities:

Security price guarantees(c)	—	(1,044)	—	(1,044)
Contingent earn-out(d)	—	—	(450)	(450)
Total liabilities at fair value	$—	$(1,044)	$(450)	$(1,494)

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$971,091	$—	$—	$971,091
Time deposits(b)	—	39,344	—	39,344
US government agency securities(a)	1,000	—	—	1,000
Foreign currency exchange contracts(b)	—	1,047	—	1,047
Security price guarantees(c)	—	1,758	—	1,758
Total assets at fair value	$972,091	$42,149	$—	$1,014,240
Liabilities:
Contingent earn-out(d)	—	—	(16,980)	(16,980)
Total liabilities at fair value	$—	$—	$(16,980)	$(16,980)

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

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

(d)
The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as our common stock price when the contingent consideration arrangement is payable in shares of our common stock.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 30, 2013 and 2012 (dollars in thousands):

Amount
Balance as of September 30, 2011	$1,358
Earn-out liability established at time of acquisition	16,444
Payments upon settlement	(2,064)
Charges to acquisition-related costs, net	1,242
Balance as of September 30, 2012	$16,980
Earn-out liability established at time of acquisition	450
Payments upon settlement	(17,259)
Charges to acquisition-related costs, net	279
Balance as of September 30, 2013	$450

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

13.	Restructuring and Other Charges, Net
Fiscal 2013
For fiscal 2013, we recorded net restructuring charges of $17.2 million, which included a $14.6 million severance charge related to the elimination of approximately 300 personnel across multiple functions. In addition to the restructuring charges, we recorded a net gain of $0.8 million related to the sales of two immaterial product lines, which is included in restructuring and other charges, net in our consolidated statements of operations.

Fiscal 2012
For fiscal 2012, we recorded net restructuring charges of $7.5 million, which included a $6.7 million severance charge related to the elimination of approximately 160 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired.

Fiscal 2011
For fiscal 2011, we recorded net restructuring charges of $23.0 million, which consisted primarily of an $11.7 million impairment charge related to our Dictaphone trade name resulting from a recent change in our Healthcare marketing strategy under which we plan to consolidate our brands and will no longer be using the Dictaphone trade name in our new product offerings. In addition, we recorded a $9.1 million charge related to the elimination of approximately 200 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired during the year and a $1.9 million charge related to the elimination or consolidation of excess facilities.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fiscal 2013, 2012 and 2011 accrual activity relating to restructuring charges (dollars in thousands):

	Personnel	Facilities	Other	Total
Balance at October 1, 2010	$1,838	$283	$—	$2,121
Restructuring charges, net	9,077	1,890	11,983	22,950
Non-cash adjustment	208	—	(11,890)	(11,682)
Cash payments	(6,002)	(1,233)	(93)	(7,328)
Balance at September 30, 2011	5,121	940	—	6,061
Restructuring charges, net	6,707	359	400	7,466
Cash payments	(10,120)	(1,267)	(400)	(11,787)
Balance at September 30, 2012	1,708	32	—	1,740
Restructuring charges, net	15,262	1,641	304	17,207
Non-cash adjustment	(452)	—	(304)	(756)
Cash payments	(12,288)	(482)	—	(12,770)
Balance at September 30, 2013	$4,230	$1,191	$—	$5,421

Restructuring charges, net by segment are as follows (dollars in thousands):

	Personnel	Facilities	Other	Total
Fiscal Year 2011
Healthcare	$419	$—	$11,725	$12,144
Mobile and Consumer	5,091	—	—	5,091
Enterprise	1,867	1,304	—	3,171
Imaging	839	—	—	839
Corporate	861	586	258	1,705
Total fiscal year 2011	$9,077	$1,890	$11,983	$22,950

Fiscal Year 2012
Healthcare	$443	$61	$—	$504
Mobile and Consumer	1,679	597	—	2,276
Enterprise	1,262	—	—	1,262
Imaging	184	—	—	184
Corporate	3,139	(299)	400	3,240
Total fiscal year 2012	$6,707	$359	$400	$7,466

Fiscal Year 2013
Healthcare	$1,742	$757	$304	$2,803
Mobile and Consumer	4,124	736	—	4,860
Enterprise	3,942	—	—	3,942
Imaging	1,370	55	—	1,425
Corporate	4,084	93	—	4,177
Total fiscal year 2013	$15,262	$1,641	$304	$17,207
In connection with certain previous acquisitions in 2003 and 2005, we assumed two individually significant lease obligations that were abandoned prior to the acquisition dates. The fair value of the obligations, net of estimated sublease income, was recognized as a liability assumed by us in the allocation of the final purchase price. The net payments were discounted in calculating the fair value, and the discount is being accrued through the term of the lease. Cash payments, net of sublease receipts are presented a

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

s cash flows used in financing activities in the consolidated statements of cash flows. At September 30, 2013, the remaining liability related to the lease obligations was $3.5 million. Total expense related to the lease obligations was $(0.1) million and $0.8 million for the years ended September 30, 2013 and 2012, respectively, and is included in Restructuring and other charges, net in our statements of operations.

14.	Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Year Ended September 30,
	2013	2012	2011
	(Dollars in thousands)
Interest paid	$95,727	$36,907	$23,034
Income taxes paid	$18,329	$13,292	$15,949
Non Cash Investing and Financing Activities:
From time to time, we issue shares of our common stock in connection with our business and asset acquisitions, including shares initially held in escrow. In addition, in connection with certain collaboration agreements we have issued shares of our common stock to our partners in satisfaction of our payment obligations under the terms of the agreements, which is discussed in Note 2.

15.	Stockholders' Equity
Stock Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $315.6 million remained available for stock repurchases as of September 30, 2013 pursuant to our stock repurchase program. We repurchased 9.8 million shares for $184.4 million during the year ended September 30, 2013. These shares were retired upon repurchase. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
Stockholders' Rights Plan
On August 19, 2013, the Board of Directors adopted a stockholders' rights plan. Under this plan, the Board of Directors declared a distribution of one right per share of common stock. The rights will become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 20% or more of our common stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 20% or more. Each right entitles the holder to purchase one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share, at an exercise price of $87.00, subject to adjustment. In addition, if the rights become exercisable, the Board may exchange the rights, in whole or in part, for common shares at an exchange ratio of one common share per right. If the rights become exercisable, each right holder will be entitled to purchase, at the exercise price, common stock with a market value equal to twice the exercise price. Should we be acquired, each right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Any rights owned by the acquiring person or group would become void. The options are redeemable at our option for $0.001 per share at any time before an event that causes the rights to become exercisable. The rights expire on August 19, 2014.

Stock Issuances
During the year ended September 30, 2013, we issued 234,009 shares of our common stock to the Nuance Foundation, an unconsolidated related-party established to provide grants to educational institutions and other non-profit organizations to advance charitable, scientific, literary and educational purposes. For the years ended September 30, 2013, 2012 and 2011, we issued 1,145,783, 1,010,403 and 1,274,513 shares respectively, of our common stock as consideration under our collaboration agreements, which is discussed in Note 2.

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
Series A Preferred Stock
On August 20, 2013, we eliminated the previous designation of 100,000 shares of the existing Series A Participating Preferred Stock, par value $0.001. No shares of the existing Series A Preferred stock were ever issued or outstanding. On August 20, 2013, we filed a Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (the "Series A Preferred Stock") with the Secretary of State of Delaware to designate 1,000,000 shares, par value $0.001. The Series A Preferred Stock is entitled to receive dividends equal to the greater of $1.00 and 1,000 times the aggregate per share amount of all dividends declared on our Common Stock. Holders of each share of the Series A Preferred Stock are entitled to 1,000 votes on all matters submitted to a vote of the stockholders of the Corporation, and shall vote as one class. The Series A Preferred Stock is not redeemable, and has the right to certain liquidation preferences over our Common Stock. The Series A Preferred Stock ranks junior to all other series of the Preferred Stock as to the payment of dividends and the distribution of assets.

Series B Preferred Stock
We have designated 15,000,000 shares as Series B Preferred Stock, par value $0.001 per share. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), we issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, we announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis and has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if, declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. On September 6, 2013, Warburg Pincus converted 3,562,238 shares of Series B Preferred Stock into an equivalent number of common shares. As of September 30, 2013, there are no outstanding shares of Series B Preferred Stock.
Common Stock and Common Stock Warrants
We have, from time to time, entered into stock and warrant agreements with Warburg Pincus. In connection with these agreements, we granted Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them under each of their purchase transactions, including shares of common stock underlying the warrants. The following table summarizes the warrants exercised by Warburg Pincus during the three year period ended September 30, 2013:

Date	Exercise Price per Share	Warrants Exercised	Total Shares Issued

August 29, 2012	$11.57	3,862,422	1,998,547
February 15, 2012	$20.00	3,700,000	1,077,744
We have determined that all of our common stock warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets based on the conclusion that the above-noted warrants are indexed to our common stock and are exercisable only into our common stock. As of September 30, 2013, there are no outstanding warrants to purchase shares of our common stock.

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
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	2013	2012	2011
Cost of product and licensing	$769	$137	$36
Cost of professional services and hosting	17,924	26,409	27,814
Cost of maintenance and support	3,537	956	2,186
Research and development	34,957	29,565	24,289
Selling and marketing	58,451	54,281	43,264
General and administrative	43,687	63,233	49,707
Total	$159,325	$174,581	$147,296

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

The table below summarizes activity relating to stock options for the years ended September 30, 2013, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2010	10,703,237	$8.44
Granted	1,000,000	$16.44
Exercised	(3,866,544)	$6.23
Forfeited	(90,813)	$12.75
Expired	(64,161)	$15.03
Outstanding at September 30, 2011	7,681,719	$10.48
Assumed in the acquisition of Vlingo	345,319	$7.57
Exercised	(1,803,647)	$7.40
Forfeited	(79,781)	$8.78
Expired	(4,330)	$8.72
Outstanding at September 30, 2012	6,139,280	$11.24
Exercised	(1,884,330)	$7.23
Forfeited	(57,290)	$9.10
Expired	(13,502)	$12.58
Outstanding at September 30, 2013	4,184,158	$13.08	2.9 years	$23.5	million
Exercisable at September 30, 2013	4,158,145	$13.08	2.9 years	$23.4	million
Exercisable at September 30, 2012	5,994,586
Exercisable at September 30, 2011	6,565,907
_______________________________________

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the closing market value of our common stock on September 30, 2013 ($18.68) and the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2013, the total unamortized fair value of stock options was $0.3 million with a weighted average remaining recognition period of 1.6 years. A summary of weighted-average grant-date (including assumed options) fair value and intrinsic value of stock options exercised is as follows:

	2013	2012	2011
Weighted-average grant-date fair value per share	$—	$14.38	$6.13
Total intrinsic value of stock options exercised (in millions)	$24.9	$30.9	$53.0

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the assumed unvested stock options was calculated using a lattice model. There were no stock option grants in fiscal 2013. For fiscal 2012 and 2011, the fair value of the stock options granted and unvested options assumed from acquisitions were calculated using the following weighted-average assumptions:

	2012	2011
Dividend yield	0.0%	0.0%
Expected volatility	46.6%	46.1%
Average risk-free interest rate	1.5%	1.2%
Expected term (in years)	3.5	4.1

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2010	2,867,840	7,795,114
Granted	1,779,905	5,167,589
Earned/released	(1,312,136)	(4,977,397)
Forfeited	(380,430)	(699,188)
Outstanding at September 30, 2011	2,955,179	7,286,118
Granted	3,092,062	6,341,627
Earned/released	(1,057,207)	(5,474,799)
Forfeited	(319,754)	(412,334)
Outstanding at September 30, 2012	4,670,280	7,740,612
Granted	3,046,493	8,027,067
Earned/released	(1,682,164)	(5,886,568)
Forfeited	(447,428)	(785,687)
Outstanding at September 30, 2013	5,587,181	9,095,424
Weighted average remaining recognition period of outstanding Restricted Units	1.8 years	1.9 years
Unearned stock-based compensation expense of outstanding Restricted Units	$72.0 million	$132.6 million
Aggregate intrinsic value of outstanding Restricted Units(1)	$104.4 million	$170.0 million

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on September 30, 2013 ($18.68) and the exercise price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	2013	2012	2011
Weighted-average grant-date fair value per share	$21.51	$25.11	$18.74
Total intrinsic value of shares vested (in millions)	$158.6	$156.7	$116.0
Restricted Stock is included in the issued and outstanding common stock in these financial statements at the date of grant. There was no restricted stock activity in fiscal 2011. The table below summarizes activity relating to Restricted Stock for fiscal 2013 and 2012:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2011	—	$—
Granted	750,000	$25.80
Outstanding at September 30, 2012	750,000	$25.80
Granted	750,000	$22.32
Vested	(500,000)	$24.06
Outstanding at September 30, 2013	1,000,000	$24.06
Weighted average remaining recognition period of outstanding Restricted Stock	1.6 years
Unearned stock-based compensation expense of outstanding Restricted Stock	$19.2 million
Aggregate intrinsic value of outstanding Restricted Stock(1)	$18.7 million

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on September 30, 2013 ($18.68) and the exercise price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Stock vested is as follows:

	2013	2012
Weighted-average grant-date fair value per share	$22.32	$25.80
Total intrinsic value of shares vested (in millions)	$10.0	$—
In order to satisfy our employees’ withholding tax liability as a result of the vesting of Restricted Awards, we have historically repurchased shares upon the employees’ vesting. In fiscal 2013, we withheld payroll taxes totaling $59.7 million relating to 2.9 million shares of common stock that were repurchased or canceled. Based on our estimate of the Restricted Awards that will vest or be released in fiscal 2014, and further assuming that one-third of these Restricted Awards would be repurchased or canceled to satisfy the employee’s withholding tax liability (such amount approximating the tax rate of our employees), we would have an obligation to pay cash relating to approximately 1.8 million shares during fiscal 2014.

1995 Employee Stock Purchase Plan
Our 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on January 29, 2010, authorizes the issuance of a maximum of 10,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. At September 30, 2013, we have reserved 1,837,474 shares for future issuance. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the Plan are as follows:

	2013	2012	2011
Weighted-average grant-date fair value per share	$4.79	$6.84	$4.63
Total shares issued (in millions)	1.0	0.8	0.9
Total stock-based compensation expense (in millions)	$5.1	$4.6	$3.7

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	2013	2012	2011
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	36.9%	42.8%	35.7%
Average risk-free interest rate	0.1%	0.2%	0.1%
Expected term (in years)	0.5	0.5	0.5

17.	Commitments and Contingencies
Operating Leases
We have various operating leases for office space around the world. In connection with many of our acquisitions, we assumed facility lease obligations. Among these assumed obligations are lease payments related to office locations that were vacated by certain of the acquired companies prior to the acquisition date (Note 13). Additionally, certain of our lease obligations have been included in various restructuring charges (Note 13).

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines our gross future minimum payments under all non-cancelable operating leases as of September 30, 2013 (dollars in thousands):

Year Ending September 30,	Operating Leases	Other Contractual Obligations Assumed	Total
2014	$41,329	$2,525	$43,854
2015	36,751	2,529	39,280
2016	32,086	1,048	33,134
2017	24,626	—	24,626
2018	16,919	—	16,919
Thereafter	40,214	—	40,214
Total	$191,925	$6,102	$198,027

At September 30, 2013, we have subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $4.6 million and ranges from approximately $0.8 million to $1.9 million on an annual basis through February 2016.

Total rent expense was approximately $34.9 million, $26.4 million and $23.5 million for the years ended September 30, 2013, 2012 and 2011, respectively.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Post-Retirement Benefits

Defined Contribution Plans
We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, Company match of employee’s contributions was established. We match 50% of employee contributions up to 4% of eligible salary. Employees who were hired prior to April 1, 2004 were 100% vested into the plan as soon as they started to contribute to the plan. Employees hired on or after April 1, 2004, vest one-third of the contribution annually over a three-year period. Our contributions to the 401(k) Plan totaled $6.1 million, $4.6 million and $3.6 million for fiscal 2013, 2012 and 2011, respectively. We make contributions to various other plans in certain of our foreign operations, total contributions to these plans are not material.

Defined Benefit Pension Plans
We sponsor certain defined benefit pension plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $1.3 million, $0.1 million and $0.3 million for fiscal 2013, 2012 and 2011, respectively. The aggregate projected benefit obligation and aggregate net asset (liability) of our defined benefit plans as of September 30, 2013 was $28.1 million and $0.1 million, respectively, and as of September 30, 2012 was $34.2 million and $(3.2) million, respectively. In fiscal 2013, we settled the obligations under our Canadian defined benefit pension plan through a purchase of annuities. The loss on settlement was $1.5 million, and is included in restructuring and other, net.

19.	Income Taxes
The components of (loss) income before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2013	2012	2011
Domestic	$(208,592)	$(85,897)	$10,197
Foreign	111,912	151,199	19,820
(Loss) income before income taxes	$(96,680)	$65,302	$30,017

The components of the provision (benefit) for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2013	2012	2011
Current:
Federal	$—	$(10,967)	$11,846
State	1,293	4,626	6,810
Foreign	19,737	16,055	17,013
	21,030	9,714	35,669
Deferred:
Federal	2,759	(131,889)	(37,453)
State	176	(7,317)	(243)
Foreign	(5,407)	(12,341)	(6,194)
	(2,472)	(151,547)	(43,890)
Provision (benefit) for income taxes	$18,558	$(141,833)	$(8,221)
Effective income tax rate	(19.2)%	(217.2)%	(27.4)%

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory rate to our (loss) income before income taxes as follows (dollars in thousands):

	2013	2012	2011
Federal tax (benefit) provision at statutory rate	$(33,838)	$22,856	$10,506
State tax, net of federal benefit	(3,900)	(1,569)	4,182
Foreign tax rate and other foreign related tax items	1,086	(42,087)	2,831
Stock-based compensation	8,816	11,870	6,459
Non-deductible expenditures	1,723	5,862	10,965
Change in U.S. and foreign valuation allowance	35,958	(145,644)	(44,792)
Executive compensation	3,517	4,585	3,946
Other	5,196	2,294	(2,318)
Provision (benefit) for income taxes	$18,558	$(141,833)	$(8,221)
The effective income tax rate is based upon the income for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; substantially all of our income before provision for income taxes from foreign operations has been earned by subsidiaries in Ireland. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.
Included in the fiscal 2013 provision for income taxes is the establishment of a valuation allowance against our net domestic deferred tax assets. During the third quarter of fiscal 2013, we determined that we had new negative evidence related to our domestic deferred tax asset recoverability assessment. This new evidence, resulting from two consecutive quarterly reductions in our earnings forecast during fiscal 2013, primarily due to the continuing shift toward on-demand and ratable product offerings and revenue streams, led us to establish a valuation allowance against our net domestic deferred tax asset. This valuation allowance was offset by the tax benefits from our current year domestic losses and credits. We also recorded a $10.4 million tax provision representing the establishment of the valuation allowance related to our net domestic deferred tax assets at the beginning of the year.
The effective income tax rate in fiscal 2013 was also impacted by our foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate. This rate differential is driven by our subsidiaries in Ireland. This lower foreign tax rate differential was offset by the impact of the transfer of intangible property between certain of our foreign subsidiaries with significantly different local statutory tax rates. Although the transfer of intangible property between consolidated entities did not result in any gain in the consolidated results of operations, we generated a taxable gain in certain jurisdictions. The future tax deductions associated with the amortization of the transferred intangibles will be generated in a jurisdiction that will not generate an offsetting tax benefit in future periods. The impact of these additional foreign taxes totaled $27.1 million, and is included in the reported foreign tax rate and other foreign related tax items in our effective tax rate reconciliation table above. Excluding the effect of the transfer of intangible property between consolidated entities, the foreign tax rate and other foreign related tax items in the above effective tax rate reconciliation would have been a benefit of $(26.0) million.
Included in fiscal 2012 benefit for income taxes is $145.6 million benefit from releasing the valuation allowance. This includes a net decrease in the valuation allowance of $75.1 million resulting from our acquisitions during fiscal 2012, driven primarily by Transcend and Quantim, for which a net deferred tax liability was recorded in purchase accounting at the time of the acquisitions, resulting in a release of our valuation allowance. This also includes a tax benefit of $70.5 million in connection with the release of the U.S. and certain foreign valuation allowances by the end of fiscal year 2012. The effective income tax rate was also impacted by our foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate. This rate differential is driven by our subsidiaries in Ireland.
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
The cumulative amount of undistributed earnings of our foreign subsidiaries amounted to $238.0 million at September 30,

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013. We have not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings; as such earnings have been indefinitely reinvested in the business. Based on our business plan, we expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. An estimate of the tax consequences from the repatriation of these earnings is not practicable at this time resulting from the complexities of the utilization of foreign tax credits and other tax assets.
Deferred tax assets (liabilities) consist of the following at September 30, 2013 and 2012 (dollars in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$252,693	$237,273
Federal and state credit carryforwards	28,201	22,840
Capitalized research and development costs	7,706	5,347
Accrued expenses and other reserves	58,156	55,323
Difference in timing of revenue related items	—	13,888
Deferred compensation	35,333	43,078
Other	7,045	4,422
Total deferred tax assets	389,134	382,171
Valuation allowance for deferred tax assets	(139,676)	(89,404)
Net deferred tax assets	249,458	292,767
Deferred tax liabilities:
Difference in timing of revenue related items	(10,133)	—
Depreciation	(27,359)	(26,802)
Convertible debt	(45,607)	(62,012)
Acquired intangibles	(238,172)	(256,939)
Net deferred tax liabilities	$(71,813)	$(52,986)
Reported as:
Short-term deferred tax assets	$74,969	$87,564
Other assets	15,992	20,064
Long-term deferred tax liabilities	(162,774)	(160,614)
Net deferred tax liabilities	$(71,813)	$(52,986)

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2013, the valuation allowance for net deferred tax assets increased by $50.3 million. This increase relates to the establishment of valuation allowance against our net domestic deferred tax assets. In the third quarter of fiscal 2013, we concluded that the recoverability of our net domestic deferred tax assets is not more likely than not due to recent negative evidence on our business conditions and trends. As a result, we established a valuation allowance against our net domestic deferred tax assets in the amount of $83.6 million. This increase in domestic valuation allowance was offset by the utilization of foreign deferred tax assets of $33.3 million during the period. As of September 30, 2013, we have $86.5 million and$53.2 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2012, we had no valuation allowance against our U.S. deferred tax assets and we had $89.4 million of valuation allowance against the majority of our international deferred tax assets.
The majority of foreign deferred tax assets relate to net operating losses, the use of which may not be available as a result of limitations on the use of acquired losses. With respect to these foreign losses, there is no assurance that they will be used given the current assessment of the limitations on their use or our current projection of future taxable income in the entities for which these losses relate. Based on our analysis, we have concluded that it is not more likely than not that the majority of our foreign deferred tax assets can be realized and therefore a valuation allowance has been assigned to these deferred tax assets. If we are subsequently able to utilize all or a portion of the foreign deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2013 and 2012, we had U.S. federal net operating loss carryforwards of $763.2 million and $629.3 million, respectively, of which $186.4 million and $181.1 million, respectively, relate to tax deductions from stock-based compensation which will be recorded as additional paid-in-capital when realized. At September 30, 2013 and 2012, we had state net operating loss carryforwards of $246.0 million and $183.1 million, respectively. The net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. At September 30, 2013 and 2012, we had foreign net operating loss carryforwards of $261.1 million and $420.4 million, respectively. These carryforwards will expire at various dates beginning in 2014 and extending through 2031, if not utilized.

At September 30, 2013 and 2012, we had federal research and development carryforwards of $30.9 million and $16.3 million, respectively. At September 30, 2013 and 2012, we had state research and development credit carryforwards of $1.1 million and $4.7 million, respectively.
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
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2013	2012
Balance at beginning of year	$17,382	$14,935
Increases for tax positions taken during current period	1,586	555
Increases for interest and penalty charges	1,170	1,127
Increases for acquisitions	—	1,925
Decreases for tax settlements and lapse in statutes	(521)	(1,160)
Balance at end of year	$19,617	$17,382

As of September 30, 2013, $19.6 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes and had accrued $4.6 million of such interest and penalties as of September 30, 2013.

We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal, state and foreign tax returns are generally subject to tax examinations for the tax years ended in 2009 through 2013.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment nor depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to (loss) income before income taxes (dollars in thousands):

	Year Ended September 30,
	2013	2012	2011
Segment revenues(a):
Healthcare	$911,611	$669,354	$526,804
Mobile and Consumer	479,195	508,256	393,343
Enterprise	323,452	332,034	296,373
Imaging	243,372	228,421	177,418
Total segment revenues	1,957,630	1,738,065	1,393,938
Acquisition related revenue adjustments	(102,351)	(86,556)	(75,197)
Total consolidated revenue	1,855,279	1,651,509	1,318,741
Segment profit:
Healthcare	352,157	314,862	269,357
Mobile and Consumer	142,998	227,641	170,918
Enterprise	78,937	90,846	63,276
Imaging	98,187	91,585	69,116
Total segment profit	672,279	724,934	572,667
Corporate expenses and other, net	(135,300)	(102,847)	(100,288)
Acquisition-related revenues and costs of revenue adjustment	(93,679)	(77,856)	(64,724)
Non-cash stock-based compensation	(159,325)	(174,581)	(147,296)
Amortization of intangible assets	(168,841)	(155,450)	(143,330)
Acquisition-related costs, net	(29,685)	(58,746)	(21,866)
Restructuring and other charges, net	(16,385)	(8,268)	(22,862)
Costs associated with IP collaboration agreements	(20,582)	(21,000)	(19,750)
Other expense, net	(145,162)	(60,884)	(22,534)
(Loss) income before income taxes	$(96,680)	$65,302	$30,017

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	2013	2012	2011
United States	$1,339,733	$1,175,158	$963,688
International	515,546	476,351	355,053
Total	$1,855,279	$1,651,509	$1,318,741

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (dollars in thousands):

	September 30, 2013	September 30, 2012
United States	$3,718,009	$3,161,995
International	957,059	935,739
Total	$4,675,068	$4,097,734

21.	Quarterly Data (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2013
Total revenue	$462,268	$450,999	$469,769	$472,243	$1,855,279
Gross profit	$279,696	$259,814	$275,711	$273,508	$1,088,729
Net loss	$(22,096)	$(25,848)	$(34,974)	$(32,320)	$(115,238)
Net loss per share:
Basic	$(0.07)	$(0.08)	$(0.11)	$(0.10)	$(0.37)
Diluted	$(0.07)	$(0.08)	$(0.11)	$(0.10)	$(0.37)
Weighted average common shares outstanding:
Basic	312,571	315,473	315,441	310,944	313,587
Diluted	312,571	315,473	315,441	310,944	313,587

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2012
Total revenue	$360,643	$390,341	$431,744	$468,781	$1,651,509
Gross profit	$225,771	$249,669	$273,844	$297,296	$1,046,580
Net income	$9,340	$890	$79,264	$117,641	$207,135
Net income per share:
Basic	$0.03	$0.00	$0.26	$0.38	$0.67
Diluted	$0.03	$0.00	$0.25	$0.36	$0.65
Weighted average common shares outstanding:
Basic	304,011	305,282	306,766	309,307	306,371
Diluted	320,536	322,642	320,559	322,424	320,822

In the quarter ended September 30, 2012, we recorded a tax benefit of $97.1 million which included $70.5 million in connection with the release of the U.S. and certain foreign valuation allowances as well as $26.6 million in connection with the establishment of a net deferred tax liability in purchase accounting related to our acquisition of Quantim. See Note 19 for additional discussion.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013, utilizing the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The internal controls over financial reporting for certain of our acquisitions completed during fiscal 2013 were excluded from management's assessment. These excluded acquisitions constituted approximately 0.3% of our consolidated assets as of September 30, 2013 and approximately 4.7% of our consolidated revenues for the fiscal year ended September 30, 2013 The most significant of these acquisitions was Accentus, Inc., which we acquired on November 19, 2012, and constituted approximately 0.3% of our consolidated assets and approximately 2.6% of our consolidated revenues. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2013, our internal control over financial reporting was effective.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2013 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

/s/ Paul A. Ricci
Date: November 27, 2013	Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Thomas L. Beaudoin
Date: November 27, 2013	Thomas L. Beaudoin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Daniel D. Tempesta
Date: November 27, 2013	Daniel D. Tempesta, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ Robert J. Frankenberg
Date: November 27, 2013	Robert J. Frankenberg, Director

/s/ Patrick T. Hackett
Date: November 27, 2013	Patrick T. Hackett, Director

/s/ Brett Icahn
Date: November 27, 2013	Brett Icahn, Director

/s/ William H. Janeway
Date: November 27, 2013	William H. Janeway, Director

/s/ Mark R. Laret
Date: November 27, 2013	Mark R. Laret, Director

/s/ Katharine A. Martin
Date: November 27, 2013	Katharine A. Martin, Director

/s/ Mark Myers
Date: November 27, 2013	Mark Myers, Director

/s/ Philip Quigley
Date: November 27, 2013	Philip Quigley, Director

/s/ David Schechter
Date: November 27, 2013	David Schechter, Director

/s/ Robert G. Teresi
Date: November 27, 2013	Robert G. Teresi, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement for the acquisition of the entire issued share capital of SpinVox Limited, the substitution of Foxtrot Acquisition Limited as the issuer of a debt instrument issued by SpinVox Limited, and the release and cancellation of such debt instrument in consideration of shares in Foxtrot Acquisition Limited dated December 29, 2009	8-K	0-27038	2.1	1/5/2010
2.2	Agreement for the acquisition of shares in Foxtrot Acquisition Limited and the payment of certain sums to the Mezzanine Lenders and other parties dated December 29, 2009	8-K	0-27038	2.2	1/5/2010
2.3	Share Purchase Agreement, dated as of June 6, 2011, by and among Nuance, Ruetli Holding Corporation, the shareholders of SVOX and smac partners GmbH, as the shareholder representative.	10-Q	0-27038	2.1	8/9/2011
2.4	Agreement and Plan of Merger, dated as of May 10, 2011, by and among Nuance, Ellipse Acquisition Corporation, Equitrac Corporation, U.S. Bank National Association, as escrow agent, and Cornerstone Equity Investors, LLC, as the stockholder representative.	10-Q	0-27038	2.2	8/9/2011
2.5	Agreement and Plan of Merger dated as of October 6, 2011, by and among Nuance Communications, Inc., Sonic Acquisition Corporation, Swype, Inc., and Adrian Smith, as shareholder representative.	8-K	0-27038	2.1	10/7/2011
2.6	Agreement and Plan of Merger among Nuance Communications, Inc., Vertigo Acquisition Corporation, Vlingo Corporation, U.S. Bank National Association, as Escrow Agent, and Stockholder Representative, dated December 16, 2011	8-K	0-27038	2.1	6/7/2012
2.7	Agreement and Plan of Merger, dated as of March 6, 2012, by and among Nuance Communications, Inc., Townsend Merger Corporation and Transcend Services, Inc.	8-K	0-27038	2.1	4/27/2012
2.8	Stock Purchase Agreement by and among Nuance, J.A. Thomas and Associates, Inc., the shareholders of J.A. Thomas and Associates and Donald Leeper, as the shareholder representative, dated October 1, 2012	8-K	0-27038	2.1	12/17/2012
2.9	Asset Purchase Agreement, dated as of May 24, 2013, by and among Nuance, Telluride, Inc., Tweddle Group, Inc., Tweddle Group Technologies, LLC, The Andrew M. Tweddle Revocable Living Trust and Andrew M. Tweddle	8-K	0-27038	2.1	6/5/2013
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock	8-K	0-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	0-27038	3.2	8/20/2013

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Indenture, dated as of August 13, 2007, between Nuance Communications, Inc. and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Debentures due 2027).	8-K	0-27038	4.1	8/17/2007
4.3	Third Amended and Restated Stockholders Agreement, dated as of January 29, 2009, by and among Nuance Communications, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I, and WP-WPVIII Investors, L.P., Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P.	10-Q	0-27038	4.1	2/9/2009
4.4	Indenture, dated as of October 24, 2011, by and between Nuance Communications, Inc. and U.S. Bank National Association	8-K	0-27038	4.1	10/24/2011
4.5	Indenture, dated August 14, 2012, among Nuance Communications, Inc., the guarantors party thereto and U.S. Bank National Association, relating to the 5.375% Senior Notes due 2020.	8-K	0-27038	4.1	8/14/2012
4.6	Preferred Shares Rights Agreement, dated as of August 19, 2013, by and between Nuance Communications, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	0-27038	4.1	8/20/2013
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Stand Alone Stock Option Agreement Number 1, dated as of August 21, 2000, by and between the Registrant and Paul A. Ricci.*	S-8	333-49656	4.3	11/9/2000
10.3	Caere Corporation 1992 Non-Employee Directors’ Stock Option Plan.*	S-8	333-33464	10.4	3/29/2000
10.4	1993 Incentive Stock Option Plan, as amended.*	S-1	333-100647	10.17	10/21/2002
10.5	1995 Employee Stock Purchase Plan, as amended and restated on December 1, 2009.*	14A	0-27038	Annex B	12/18/2009
10.6	Amended and Restated 1995 Directors’ Stock Option Plan, as amended.*	14A	0-27038	Annex B	12/8/2010
10.7	1997 Employee Stock Option Plan, as amended.*	S-1	333-100647	10.19	10/21/2002
10.8	1998 Stock Option Plan.*	S-8	333-74343	99.1	3/12/1999
10.9	Amended and Restated Stock Plan.*	8-K	0-27038	99.1	2/5/2009
10.10	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.11	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.12	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.13	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.14	Nuance Communications, Inc. 1998 Stock Plan.*	S-8	333-128396	4.3	9/16/2005
10.15	Nuance Communications, Inc. 1994 Flexible Stock Incentive Plan.*	S-8	333-128396	4.4	9/16/2005
10.16	Mobeus Corporation 2006 Share Incentive Plan*	S-8	0-23038	4.1	6/29/2012
10.17	Form of Restricted Stock Purchase Agreement.*	10-K/A	0-27038	10.17	12/15/2006
10.18	Form of Restricted Stock Unit Purchase Agreement.*	10-K/A	0-27038	10.18	12/15/2006
10.19	Form of Stock Option Agreement.*	10-K/A	0-27038	10.19	12/15/2006

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20	2005 Severance Benefit Plan for Executive Officers.*	10-Q	0-27038	10.1	5/10/2005
10.21	Officer Short-term Disability Plan.*	10-Q	0-27038	10.2	5/10/2005
10.22	Letter, dated May 23, 2004, from the Registrant to Steven Chambers regarding certain employment matters.*	10-Q	0-27038	10.2	8/9/2004
10.23	Increase Joinder, dated as of August 24, 2007, by and among Nuance Communications, Inc. and the other parties identified therein, to the Amended and Restated Senior Secured Credit Facility dated as of April 5, 2007.	8-K	0-27038	10.1	8/30/2007
10.24	Letter, dated June 3, 2008, from the Registrant to Thomas L. Beaudoin regarding certain employment matters.	10-K	0-27038	10.39	12/1/2008
10.25	Amended and Restated Employment Agreement, dated as of June 23, 2009, by and between Nuance Communications, Inc. and Paul Ricci.*	8-K	0-27038	99.1	6/26/2009
10.26	Letter, dated March 29, 2010, to Janet Dillione regarding certain employment matters.*	10-Q	0-27038	10.1	8/9/2010
10.27	Letter, dated September 9, 2010, to Bruce Bowden regarding certain employment matters.*	10-Q	0-27038	10.1	2/9/2011
10.28	Amendment Agreement, dated as of July 7, 2011, among Nuance Communications, the Lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, Citigroup Global Markets Inc. as sole lead arranger and sole book runner and the other parties thereto from time to time to the Credit Agreement.	10-Q	0-27038	10.1	7/7/2011
10.29	Amended and Restated Credit Agreement, dated as of July 7, 2011 among Nuance, UBS AG, Stamford Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, Credit Suisse Securities (USA) LLC, as documentation agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC and Banc Of America Securities LLC as co-arrangers, and Citigroup Global Markets Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC as joint bookrunners.	10-Q	02-7308	10.2	7/7/2011
10.30	Letter dated March 14, 2011 to Bill Nelson regarding certain employment matters.*	10-Q	02-7308	10.1	8/9/2011
10.31	Purchase Agreement, dated as of October 18, 2011, by and between Nuance Communications, Inc. and Morgan Stanley & Co. LLC, as representative of the initial purchasers named therein.	8-K	0-27038	10.1	10/24/2011
10.32	Employment Agreement dated November 11, 2011 between the Registrant and Paul Ricci.*	10-Q	0-27038	10.2	2/9/2012
10.33	Purchase Agreement, dated August 9, 2012, by and among Nuance Communications, Inc., the guarantors party thereto and Barclays Capital Inc.	8-K	02-7038	10.1	8/14/2012
10.34	Purchase Agreement dated October 15, 2012, by and among Nuance Communications, Inc., the guarantors party thereto and Morgan Stanley & Co. LLC	8-K	0-27038	10.1	10/16/2012
10.35	Amended and Restated 2000 Stock Plan*	S-8	333-128396	4.1	5/7/2013
10.36	Amendment Agreement	8-K	0-27038	10.1	8/12/2013
10.37	Amended and Restated Credit Agreement	8-K	0-27038	10.2	8/12/2013

Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.38	Nomination and Standstill Agreement Dated October 7, 2013 by and between Nuance Communications, Inc., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp.	8-K	001-36056	99.1	10/8/2013
14.1	Registrant’s Code of Business Conduct and Ethics.	10-K	0-27038	14.1	3/15/2004
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

*	Denotes management compensatory plan or arrangement