Form 10-Q
period 2013-12-31
Nuance Communications, Inc.
filed 2014-02-10
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
Or
 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-36056
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2014 was 317,158,481.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2013	2012
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$178,437	$196,731
Professional services and hosting	218,135	200,305
Maintenance and support	73,408	65,232
Total revenues	469,980	462,268
Cost of revenues:
Product and licensing	25,438	26,309
Professional services and hosting	154,580	125,156
Maintenance and support	12,608	14,797
Amortization of intangible assets	15,194	16,310
Total cost of revenues	207,820	182,572
Gross profit	262,160	279,696
Operating expenses:
Research and development	80,470	68,721
Sales and marketing	118,906	117,135
General and administrative	44,476	44,784
Amortization of intangible assets	27,472	25,426
Acquisition-related costs, net	2,798	15,733
Restructuring and other charges, net	3,837	1,667
Total operating expenses	277,959	273,466
(Loss) income from operations	(15,799)	6,230
Other income (expense):
Interest income	419	538
Interest expense	(33,959)	(34,117)
Other expense, net	(3,096)	(3,308)
Loss before income taxes	(52,435)	(30,657)
Provision (benefit) from income taxes	2,978	(8,561)
Net loss	$(55,413)	$(22,096)
Net loss per share:
Basic	$(0.18)	$(0.07)
Diluted	$(0.18)	$(0.07)
Weighted average common shares outstanding:
Basic	314,818	312,571
Diluted	314,818	312,571
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended December 31,
	2013	2012
	Unaudited (In thousands)
Net loss	$(55,413)	$(22,096)
Other comprehensive income:
Foreign currency translation adjustment	6,604	7,111
Recognition of pension loss amortization	—	133
Total other comprehensive income, net	6,604	7,244
Comprehensive loss	$(48,809)	$(14,852)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$734,656	$808,118
Marketable securities	40,440	38,728
Accounts receivable, less allowances for doubtful accounts of $8,634 and $8,529	396,834	382,741
Prepaid expenses and other current assets	113,534	104,971
Deferred tax asset	75,211	74,969
Total current assets	1,360,675	1,409,527
Land, building and equipment, net	142,971	143,465
Goodwill	3,350,371	3,293,198
Intangible assets, net	954,309	953,278
Other assets	177,387	159,135
Total assets	$5,985,713	$5,958,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$248,518	$246,040
Accounts payable	59,120	91,016
Accrued expenses and other current liabilities	227,182	214,425
Deferred revenue	301,049	253,753
Total current liabilities	835,869	805,234
Long-term debt	2,112,759	2,108,091
Deferred revenue, net of current portion	183,205	160,823
Deferred tax liability	183,728	162,774
Other liabilities	61,532	83,667
Total liabilities	3,377,093	3,320,589

Commitments and contingencies (Notes 4 and 16)

Stockholders’ equity:
Common stock, $0.001 par value; 560,000 shares authorized; 321,035 and 319,365 shares issued and 317,284 and 315,614 shares outstanding, respectively	321	319
Additional paid-in capital	3,044,837	3,017,074
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive income	13,417	6,813
Accumulated deficit	(433,167)	(369,404)
Total stockholders’ equity	2,608,620	2,638,014
Total liabilities and stockholders’ equity	$5,985,713	$5,958,603
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2013	2012
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(55,413)	$(22,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,109	50,429
Stock-based compensation	47,239	45,271
Non-cash interest expense	9,661	9,986
Deferred tax benefit	(1,612)	(4,077)
Other	(6,150)	(1,925)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,532)	8,815
Prepaid expenses and other assets	(11,095)	(9,104)
Accounts payable	(28,032)	(18,692)
Accrued expenses and other liabilities	7,452	9,241
Deferred revenue	67,529	55,100
Net cash provided by operating activities	78,156	122,948
Cash flows from investing activities:
Capital expenditures	(14,166)	(15,104)
Payments for business and technology acquisitions, net of cash acquired	(99,496)	(446,192)
Purchases of marketable securities and other investments	(5,063)	—
Proceeds from sales and maturities of marketable securities and other investments	13,372	456
Net cash used in investing activities	(105,353)	(460,840)
Cash flows from financing activities:
Payments of debt	(1,307)	(144,835)
Proceeds from long-term debt, net of issuance costs	—	352,611
Payments for repurchase of common stock	(18,000)	—
Payments for settlement of share-based derivatives	(1,032)	(177)
Payments of other long-term liabilities	(904)	(1,012)
Excess tax benefits on employee equity awards	—	4,974
Proceeds from issuance of common stock from employee stock plans	1,188	1,906
Cash used to net share settle employee equity awards	(26,506)	(43,859)
Net cash (used in) provided by financing activities	(46,561)	169,608
Effects of exchange rate changes on cash and cash equivalents	296	(389)
Net decrease in cash and cash equivalents	(73,462)	(168,673)
Cash and cash equivalents at beginning of period	808,118	1,129,761
Cash and cash equivalents at end of period	$734,656	$961,088
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
We reclassified certain immaterial amounts between product and licensing and maintenance and support revenues previously reported for the three months ended December 31, 2012. The reclassifications have no impact on earnings or cash flows provided by operations.
Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with GAAP has been omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Interim results are not necessarily indicative of the results that may be expected for a full year.

2.	Summary of Significant Accounting Policies
Effective October 1, 2013, we implemented Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which did not have a significant impact on our consolidated financial statements.
We have made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
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

3.	Business Acquisitions
Fiscal 2014 Acquisitions
During fiscal 2014, we acquired several businesses for total cash consideration of $101.0 million. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, we recorded $51.9 million of goodwill and $42.5 million of identifiable intangibles assets. Intangible assets acquired included customer relationships and core and completed technology with weighted average useful lives of 10.0 years. These acquisitions are not individually material and were made in our Healthcare and Enterprise segments. These acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results
On May 31, 2013, we acquired the Technology Solutions Segment ("TGT") of the Tweddle Group for total consideration of $83.3 million in cash, including a purchase price adjustment as specified in the asset purchase agreement. TGT provides cloud-based infotainment and communications solutions to the automotive industry. The transaction was structured as an asset acquisition, and therefore the goodwill is expected to be deductible for tax purposes. The results of operations for TGT are included in our Mobile and Consumer segment from the acquisition date.
The following table shows unaudited pro forma results of operations as if we had acquired TGT on October 1, 2012 (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2013	2012
Revenue	$469,980	$464,364
Net loss	(55,413)	(25,669)
Net loss per share - diluted	$(0.18)	$(0.08)

We have not furnished pro forma financial information related to our other recent acquisitions because such information is not material, individually or in the aggregate, to our financial results. The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions actually taken place at the beginning of the periods indicated.
Acquisition-Related Costs, net
Acquisition-related costs include costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related activities including services provided by third-parties; (ii) professional service fees, including third party costs related to the acquisitions, and legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended.
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended December 31,
	2013	2012
Transition and integration costs	$3,839	$6,263
Professional service fees	3,339	9,470
Acquisition-related adjustments	(4,380)	—
Total	$2,798	$15,733
Included in acquisition-related adjustments for the three months ended December 31, 2013, is income of $7.7 million related to the elimination of a contingent liability established in the original allocation of purchase price for an acquisition closed in fiscal 2008, following the expiration of the applicable statute of limitations. As a result, we have eliminated the contingent liability, and included the adjustment in acquisition-related costs, net in our consolidated statements of operations.

4.	Contingent Acquisition Payments
The fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings included in acquisition-related costs, net in each reporting period.
In connection with our acquisition of JA Thomas in October 2012, we agreed to make deferred payments to the former shareholders of JA Thomas of up to $25.0 million in October 2014, contingent upon the continued employment of certain named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the named executives terminates their employment prior to the payment date. The portion of the deferred

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment that is payable to the named executives is being recognized as compensation expense over the two year employment period and included in acquisition-related costs, net in our consolidated statement of operations.

5.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the three months ended December 31, 2013, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2013	$3,293,198	$953,278
Acquisitions	51,871	43,409
Purchase accounting adjustments	542	(59)
Amortization	—	(42,666)
Effect of foreign currency translation	4,760	347
Balance at December 31, 2013	$3,350,371	$954,309

6.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally we enter into contracts for less than 90 days, and at December 31, 2013 and September 30, 2013, we had outstanding contracts with a total notional value of $330.8 million and $247.8 million, respectively.
We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging, and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other expense, net in our consolidated statements of operations.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other expense, net in our consolidated statements of operations.
The following is a summary of the outstanding shares subject to security price guarantees at December 31, 2013 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
August 15, 2013	934,960	February 15, 2014	$18,400

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a quantitative summary of the fair value of our derivative instruments as of December 31, 2013 and September 30, 2013 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		December 31, 2013	September 30, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$949	$2,201
Security Price Guarantees	Accrued expenses and other current liabilities	(4,182)	(1,044)
Net fair value of non-hedge derivative instruments		$(3,233)	$1,157
The following tables summarize the activity of derivative instruments for the three months ended December 31, 2013 and 2012 (dollars in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2013	2012
Foreign currency contracts	Other expense, net	$1,963	$(104)
Security price guarantees	Other expense, net	$(4,150)	$(2,510)
Other Financial Instruments
Financial instruments, including cash equivalents, marketable securities, accounts receivable, accounts payable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.
The estimated fair value of our long-term debt approximated $2,431.5 million (face value $2,471.0 million) and $2,458.2 million (face value $2,472.2 million) at December 31, 2013 and September 30, 2013, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the term loan portion of our Credit Facility, and the Convertible Debentures are traded and the fair values are based upon trading prices as of the reporting dates. The fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at December 31, 2013 and September 30, 2013.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Items measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and September 30, 2013 consisted of (dollars in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$617,061	$—	$—	$617,061
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $40,440 at cost (b)	—	40,440	—	40,440
Foreign currency exchange contracts(b)	—	949	—	949
Total assets at fair value	$618,061	$41,389	$—	$659,450
Liabilities:
Security price guarantees(c)	$—	$(4,182)	$—	$(4,182)
Contingent earn-out(d)	—	—	(1,319)	(1,319)
Total liabilities at fair value	$—	$(4,182)	$(1,319)	$(5,501)

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$684,697	$—	$—	$684,697
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $38,728 at cost (b)	—	38,728	—	38,728
Foreign currency exchange contracts(b)	—	2,201	—	2,201
Total assets at fair value	$685,697	$40,929	$—	$726,626
Liabilities:
Security price guarantees(c)	$—	$(1,044)	$—	$(1,044)
Contingent earn-out(d)	—	—	(450)	(450)
Total liabilities at fair value	$—	$(1,044)	$(450)	$(1,494)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

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

(d)
The fair value of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity.

The changes in the fair value of contingent earn-out liabilities are as follows (dollars in thousands):

Three Months Ended December 31,
2013
Balance at beginning of period	$450
Earn-out liability established at time of acquisition	869
Balance at end of period	$1,319

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earn-out payments are payable based on achieving the specified performance criteria during defined post-acquisition time periods in accordance with the purchase and sale agreement for each acquisition.

8.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2013	September 30, 2013
Compensation	$91,875	$112,756
Acquisition costs and liabilities	31,546	15,722
Accrued interest payable	27,005	15,879
Cost of revenue related liabilities	18,600	17,992
Professional fees	15,881	17,682
Sales and marketing incentives	12,803	11,681
Sales and other taxes payable	11,980	10,625
Other	17,492	12,088
Total	$227,182	$214,425

9.	Deferred Revenue
Deferred revenue consisted of the following (dollars in thousands):

	December 31, 2013	September 30, 2013
Current Liabilities:
Deferred maintenance revenue	$136,552	$134,213
Unearned revenue	164,497	119,540
Total current deferred revenue	$301,049	$253,753
Long-term Liabilities:
Deferred maintenance revenue	$58,312	$51,784
Unearned revenue	124,893	109,039
Total long-term deferred revenue	$183,205	$160,823
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
The increase in unearned revenue is primarily driven by the timing of a large annual prepayment from a Healthcare customer that will be amortized over the one year service period, as well as an increase in Mobile deferred revenue related to growth in our automotive connected services for which the revenue recognition period extends over the service period.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs. Other amounts may include gains or losses on non-controlling strategic equity interests, and gains or losses on sales of non-strategic assets or product lines. The following table sets forth accrual activity relating to our restructuring reserves for the three months ended December 31, 2013 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2013	$4,230	$1,191	$5,421
Restructuring charges, net	1,419	2,418	3,837
Non-cash adjustments	80	761	841
Cash payments	(3,261)	(607)	(3,868)
Balance at December 31, 2013	$2,468	$3,763	$6,231
Restructuring charges, net by segment are as follows (dollars in thousands):

	Three Months Ended December 31,
	2013			2012
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$214	$—	$214	$653	$558	$1,211
Mobile and Consumer	202	—	202	1,099	—	1,099
Enterprise	177	—	177	—	—	—
Imaging	—	—	—	822	—	822
Corporate	826	2,418	3,244	143	—	143
Total restructuring expense	$1,419	$2,418	$3,837	$2,717	$558	$3,275
For the three months ended December 31, 2013, we recorded net restructuring charges of $3.8 million, which included a $1.4 million severance charge related to the elimination of approximately 20 personnel across multiple functions, and $2.4 million resulting from the restructuring of a facility that will no longer be utilized.

11.	Debt and Credit Facilities
At December 31, 2013 and September 30, 2013, we had the following borrowing obligations (dollars in thousands):

	December 31, 2013	September 30, 2013
5.375% Senior Notes due 2020, net of unamortized premium of $5.2 million and $5.4 million, respectively. Effective interest rate 5.28%.	$1,055,190	$1,055,385
2.75% Convertible Debentures due 2031, net of unamortized discount of $107.5 million and $113.5 million, respectively. Effective interest rate 7.43%.	582,529	576,524
2.75% Convertible Debentures due 2027, net of unamortized discount of $6.3 million and $8.8 million, respectively. Effective interest rate 7.30%.	243,683	241,206
Credit Facility, net of unamortized discount of $1.1 million and $1.2 million, respectively.	479,875	481,016
Total long-term debt	$2,361,277	$2,354,131
Less: current portion	248,518	246,040
Non-current portion of long-term debt	$2,112,759	$2,108,091
2.75% Convertible Debentures due 2031
As of December 31, 2013 and September 30, 2013, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the principal amount in cash prior to maturity.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.75% Convertible Debentures due 2027
The 2027 Debentures are puttable at the holders option in August 2014. As a result, we have classified the obligation in current liabilities at December 31, 2013 and September 30, 2013.
Credit Facility
The Credit Facility includes a term loan and a $75 million revolving credit line, including letters of credit. The term loan matures on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of December 31, 2013, there were $7.2 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at December 31, 2013 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At December 31, 2013 the applicable margin for the term loans was 2.75%, with an effective rate of 2.92%, on the outstanding balance of $481.0 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our net leverage ratio. As of December 31, 2013, the commitment fee rate was 0.375%.
The Credit Facility contains the most restrictive covenants of our long-term debt, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock, or merge or consolidate with any entity, and limits transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2013, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and we have met these requirements.
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
The Credit Facility includes a provision for an annual excess cash flow sweep, as defined in the agreement, payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. No excess cash flow sweep was required in the first quarter of fiscal 2014 as no excess cash flow, as defined in the agreement was generated in fiscal 2013. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.

12.	Stockholders' Equity
Stock Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $295.9 million remained available for stock repurchases as of December 31, 2013 pursuant

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to our stock repurchase program. We repurchased 1.2 million shares for $19.7 million during the three months ended December 31, 2013 (including 0.1 million shares for $1.7 million that were repurchased, but not settled at December 31, 2013). Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.

13.	Net Loss Per Share
Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 13.7 million and 14.8 million shares for the three months ended December 31, 2013 and 2012, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

14.	Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended December 31,
	2013	2012
Cost of product and licensing	$265	$185
Cost of professional services and hosting	6,619	2,403
Cost of maintenance and support	784	2,103
Research and development	10,288	8,860
Selling and marketing	15,244	16,847
General and administrative	14,039	14,873
Total	$47,239	$45,271

Stock Options
The table below summarizes activity relating to stock options for the three months ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2013	4,184,158	$13.08
Exercised	(140,260)	$8.47
Forfeited	(974)	$20.04
Expired	(2,393)	$17.46
Outstanding at December 31, 2013	4,040,531	$13.23	2.7 years	$9.8	million
Exercisable at December 31, 2013	4,019,980	$13.23	2.7 years	$9.7	million
Exercisable at December 31, 2012	5,715,146	$11.54	2.9 years	$61.6	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on December 31, 2013 ($15.20) and the exercise price of the underlying options.

The weighted-average intrinsic value of stock options exercised during the three months ended December 31, 2013 and 2012 was $1.2 million and $5.2 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested Restricted Units is $0.001 per share. The table below summarizes activity relating to Restricted Units for the three months ended December 31, 2013:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2013	5,587,181	9,095,424
Granted	1,404,938	3,605,109
Earned/released	(745,689)	(3,242,497)
Forfeited	(1,289,490)	(195,182)
Outstanding at December 31, 2013	4,956,940	9,262,854
Weighted average remaining recognition period of outstanding Restricted Units	2.0 years	1.9 years
Unearned stock-based compensation expense of outstanding Restricted Units	$75.1 million	$131.2 million
Aggregate intrinsic value of outstanding Restricted Units(a)	$75.3 million	$140.9 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on December 31, 2013 ($15.20) and the purchase price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Units vested during the periods noted is as follows:

	Three Months Ended December 31,
	2013	2012
Weighted-average grant-date fair value per share	$14.59	$22.25
Total intrinsic value of shares vested (in millions)	$59.0	$100.9
Restricted Stock Awards
Restricted Stock Awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to Restricted Stock Awards for the three months ended December 31, 2013:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2013	1,000,000	$24.06
Granted	250,000	$15.71
Vested	(250,000)	$25.80
Forfeited	—	$—
Outstanding at December 31, 2013	1,000,000	$21.54
Weighted average remaining recognition period of outstanding Restricted Awards	1.6 years
Unearned stock-based compensation expense of outstanding Restricted Awards	$19.7 million
Aggregate intrinsic value of outstanding Restricted Awards	$15.2 million
A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Stock Awards vested during the periods noted is as follows:

	Three Months Ended December 31,
	2013	2012
Weighted-average grant-date fair value per share	$15.71	$22.32
Total intrinsic value of shares vested (in millions)	$3.9	$5.3

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes
The components of provision (benefit) from income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2013	2012
Domestic	$(1,455)	$(16,488)
Foreign	4,433	7,927
Provision (benefit) from income taxes	$2,978	$(8,561)
Effective tax rate	(5.7)%	27.9%
The effective income tax rate was (5.7)% and 27.9% for the three months ended December 31, 2013 and 2012, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to earnings in foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate driven primarily by our subsidiaries in Ireland. The effective tax rate for the three months ended December 31, 2013 was also impacted by a $5.2 million benefit for income taxes due to the release of a portion of the domestic valuation allowance resulting from a one-time tax benefit recorded in connection with an immaterial acquisition for which a net deferred tax liability was established related to acquired intangible assets.
Our effective income tax rate is based upon the income for the year, the composition of income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. For the three months ended December 31, 2013, our international profits are lower as compared to the three months ended December 31, 2012, and therefore, the impact on our effective tax rate from our foreign operations is lower in the first quarter of fiscal 2014 as compared to prior year.
At December 31, 2013 and September 30, 2013, the liability for income taxes associated with uncertain tax positions was $20.1 million and $19.6 million, respectively, and is included in other long-term liabilities. If these benefits were recognized, they would favorably impact the effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next twelve months.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We do not track our assets by operating segment; consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three months ended
	December 31,
	2013	2012
Segment revenues(a):
Healthcare	$227,286	$217,374
Mobile and Consumer	115,262	131,731
Enterprise	89,202	83,696
Imaging	58,295	59,616
Total segment revenues	490,045	492,417
Acquisition-related revenues	(20,065)	(30,149)
Total consolidated revenues	469,980	462,268
Segment profit:
Healthcare	78,460	89,135
Mobile and Consumer	13,442	39,826
Enterprise	21,134	21,669
Imaging	22,680	23,060
Total segment profit	135,716	173,690
Corporate expenses and other, net	(31,206)	(30,137)
Acquisition-related revenues and cost of revenues adjustment	(18,832)	(27,666)
Stock-based compensation	(47,239)	(45,271)
Amortization of intangible assets	(42,666)	(41,736)
Acquisition-related costs, net	(2,798)	(15,733)
Restructuring and other charges, net	(3,837)	(1,667)
Costs associated with IP collaboration agreements	(4,937)	(5,250)
Other expense, net	(36,636)	(36,887)
Loss before income taxes	$(52,435)	$(30,657)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three months ended
	December 31,
	2013	2012
United States	$343,185	$340,288
International	126,795	121,980
Total revenues	$469,980	$462,268

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings” and “Risk Factors,” under Items 1 and 1A, respectively, of Part II of this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

•	our future bookings, revenues, cost of revenues, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;

•	our strategy relating to our segments;

•	the potential of future product releases;

•	our product development plans and investments in research and development;

•	future acquisitions, and anticipated benefits from acquisitions;

•	international operations and localized versions of our products; and

•	legal proceedings and litigation matters.
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

•
Broaden Expertise in Vertical Markets.  Businesses are increasingly turning to us for comprehensive solutions rather than for a single technology product. We intend to broaden our expertise and capabilities to continue to deliver targeted solutions for a range of industries including mobile device manufacturers, healthcare, telecommunications, financial services and government administration. We also intend to expand our global sales and professional services capabilities to help our customers and partners design, integrate and deploy innovative solutions.

•
Increase Subscription and Transaction Based Recurring Revenue.  We intend to increase our subscription and transaction based offerings in all of our segments. This will enable us to deliver applications that our customers use, and pay for, on a repeat basis, providing us with the opportunity to enjoy the benefits of recurring revenue streams.

•
Expand Global Presence.  We intend to further expand our international resources to better serve our global customers and partners and to leverage opportunities in established markets such as Europe, and also emerging markets within Asia and Latin America. We continue to add regional executives and sales employees across geographic regions to better address demand for voice and language based solutions and services.

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

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, is as follows:

•	Total revenue increased by $7.7 million to $470.0 million;

•	Net loss increased by $33.3 million to a loss of $55.4 million;

•	Gross margins decreased by 4.7 percentage points to 55.8%;

•	Operating margins decreased by 4.7 percentage points to (3.4)%; and

•	Cash provided by operating activities decreased by $44.7 million to $78.2 million.
In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics as of December 31, 2013, as compared to December 31, 2012, is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions declined 1% from one year ago to approximately 5.1 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•
Bookings increased 26.2% from one year ago to $637.3 million. Bookings represent the estimated gross revenue value of transactions at the time of contract execution, except for maintenance and support offerings. For fixed price contracts, the bookings value represents the gross total contract value. For contracts where revenue is based on transaction volume, the bookings value represents the contract price multiplied by the estimated future transaction volume during the contract term, whether or not such transaction volumes are guaranteed under a minimum commitment clause. Actual results could be different than our initial estimate. The maintenance and support, bookings value represent the amounts billed in the period the customer is invoiced. Because of the inherent estimates required to determine bookings and the fact that the actual resultant revenue may differ from our initial bookings estimates, we consider bookings one indicator of potential future revenue and not as an arithmetic measure of backlog; and

•
Estimated three-year value of on-demand contracts increased 7% from one year ago to approximately $2.2 billion. We determine this value as of the end of the period reported, by using our best estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Product and licensing	$178.5	$196.8	$(18.3)	(9.3)%
Professional services and hosting	218.1	200.3	17.8	8.9%
Maintenance and support	73.4	65.2	8.2	12.6%
Total Revenues	$470.0	$462.3	$7.7	1.7%
United States	$343.2	$340.3	$2.9	0.9%
International	126.8	122.0	4.8	3.9%
Total Revenues	$470.0	$462.3	$7.7	1.7%
The geographic split for the three months ended December 31, 2013, was 73% of total revenues in the United States and 27% internationally, compared to 74% of total revenues in the United States and 26% internationally for the same period last year.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Product and licensing revenue	$178.5	$196.8	$(18.3)	(9.3)%
As a percentage of total revenue	38.0%	42.6%
The decrease in product and licensing revenue for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, consisted of a $19.1 million decrease in Mobile and Consumer revenue driven primarily by a $10.4 million decrease in sales of our Dragon desktop consumer products following the successful new product launch in the fall of 2012 and an overall weakness in desktop software sales. Sales of our embedded licenses in our Mobile and Consumer segment also decreased $8.6 million resulting from a continuing shift toward on-demand and ratable pricing models. Enterprise revenue decreased $9.4 million driven primarily by lower sales of our on-premise solutions. These decreases were offset by an $8.0 million increase in our Healthcare revenue driven primarily by sales of our Clintegrity solutions.
As a percentage of total revenue, product and licensing revenue decreased from 42.6% to 38.0% for the three months ended December 31, 2013. This decrease was driven by lower sales of embedded licenses in our Mobile and Consumer segment, resulting from a continuing shift toward on-demand and hosting services. Within product and licensing revenue, we are also seeing more term-based, subscription and transactional pricing models, which are recognized over time. In addition, the decrease includes the impact of our recent acquisitions, which have a higher proportion of on-demand hosting revenue. We expect this trend to continue through the remainder of fiscal 2014.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Professional services and hosting revenue	$218.1	$200.3	$17.8	8.9%
As a percentage of total revenue	46.4%	43.3%

The increase in professional services and hosting revenue for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, consisted of a $9.8 million increase in our Enterprise revenue and a $6.3 million increase in our Healthcare revenue primarily driven by our recent acquisitions.
As a percentage of total revenue, professional services and hosting revenue increased from 43.3% to 46.4% for the three months ended December 31, 2013. This increase was driven by our recent Healthcare and Enterprise acquisitions, which have a higher proportion of professional services and hosting revenue. The increase also includes the continuing shift toward on-demand and ratable pricing models in our Mobile and Consumer segment. We expect this revenue mix shift to continue through the remainder of fiscal 2014.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Maintenance and support revenue	$73.4	$65.2	$8.2	12.6%
As a percentage of total revenue	15.6%	14.1%
The increase in maintenance and support revenue for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, included a $2.6 million increase in Healthcare revenue driven by sales of our Dragon Medical solutions together with an increase of $2.5 million in Enterprise revenue driven by strong maintenance renewals and license bookings in prior periods.

Costs and Expenses
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Cost of product and licensing revenue	$25.4	$26.3	$(0.9)	(3.4)%
As a percentage of product and licensing revenue	14.2%	13.4%
The decrease in cost of product and licensing revenue for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, consisted of a $2.2 million decrease in Mobile and Consumer costs primarily driven by lower sales of our Dragon desktop consumer products offset by a $1.4 million increase in Healthcare segment costs, primarily from higher sales of our Clintegrity solutions. Gross margins decreased 0.8 percentage points primarily driven by lower revenues from higher margin license products in our Enterprise and Mobile and Consumer businesses.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Cost of professional services and hosting revenue	$154.6	$125.2	$29.4	23.5%
As a percentage of professional services and hosting revenue	70.9%	62.5%

The increase in the cost of professional services and hosting revenue for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was due to a $14.2 million increase in Healthcare costs driven primarily by our on-demand solutions, including the impact from our recent acquisitions. Our Mobile and Consumer costs also increased

$8.3 million driven by investment in our connected services infrastructure, as we continue to fund an increasing volume of large-scale engagements in our mobile business, where the demand for advanced, cloud-based services continues to grow. In addition, stock-based compensation expense increased $4.2 million.
Gross margin decreased 8.4 percentage points primarily driven by investment in our connected services infrastructure in our mobile business, as well as growth in labor costs from our Healthcare on-demand transcription services. We expect this trend to continue through the remainder of fiscal 2014.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Cost of maintenance and support revenue	$12.6	$14.8	$(2.2)	(14.9)%
As a percentage of maintenance and support revenue	17.2%	22.7%
The decrease in cost of maintenance and support revenue for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily due to a $1.3 million decrease in stock-based compensation expense.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Research and development expense	$80.5	$68.7	$11.8	17.2%
As a percentage of total revenue	17.1%	14.9%
The increase in research and development expense for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily attributable to an $8.4 million increase in compensation expense, driven by headcount growth, including additional headcount from our recent acquisitions, together with a $1.4 million increase in stock-based compensation expense. We have increased investment in research and development expense to fund cloud-based speech systems and natural language understanding advancements to extend our technology lead.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Sales and marketing expense	$118.9	$117.1	$1.8	1.5%
As a percentage of total revenue	25.3%	25.3%
The increase in sales and marketing expense for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily attributable to a $4.2 million increase in compensation expense, including commission expense, driven primarily by headcount growth, including additional headcount from our recent acquisitions. The increase was offset by a decrease of $2.1 million in marketing and channel program spending and a decrease of $1.6 million in stock-based compensation expense.

General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, information systems, facilities and general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
General and administrative expense	$44.5	$44.8	$(0.3)	(0.7)%
As a percentage of total revenue	9.5%	9.7%
General and administrative expense for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was flat.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Cost of revenue	$15.2	$16.3	$(1.1)	(6.7)%
Operating expenses	27.5	25.4	2.1	8.3%
Total amortization expense	$42.7	$41.7	$1.0	2.4%
As a percentage of total revenue	9.1%	9.0%
The increase in amortization of intangible assets in our operating expenses for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily attributable to the amortization of acquired intangible assets from our acquisitions during the period that have higher relative allocations of fair value to customer relationships.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Transition and integration costs	$3.9	$6.3	$(2.4)	(38.1)%
Professional service fees	3.3	9.4	(6.1)	(64.9)%
Acquisition-related adjustments	(4.4)	—	(4.4)	N/M
Total acquisition-related costs, net	$2.8	$15.7	$(12.9)	(82.2)%
As a percentage of total revenue	0.6%	3.4%
The decrease in transition and integration costs for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily attributable to $1.2 million of compensation expense related to a contingent earn-out from our acquisition of Swype for which the earn-out period ended in April 2013. For the three months ended December 31, 2013, professional service fees decreased, compared to the three months ended December 31, 2012, primarily due to fewer acquisitions in the current period.

Included in Acquisition-related adjustments for the three months ended December 31, 2013, is income of $7.7 million related to the elimination of a contingent liability established in the original allocation of purchase price for an acquisition closed in fiscal 2008, following the expiration of the applicable statute of limitations. As a result, we have eliminated the contingent liability. This income was offset by a $4.1 million expense for a legal settlement related to a previous acquisition for which the measurement period for purchase accounting has ended.
Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. Other amounts may include gains or losses on sales of non-strategic assets or product lines. The following table sets forth the activity relating to the restructuring accruals included in restructuring and other charges, net for the three months ended December 31, 2013 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2013	$4.2	$1.2	$5.4
Restructuring charges	1.4	2.4	3.8
Non-cash adjustments	0.1	0.8	0.9
Cash payments	(3.3)	(0.6)	(3.9)
Balance at December 31, 2013	$2.4	$3.8	$6.2
For the three months ended December 31, 2013, we recorded net restructuring charges of $3.8 million, which included a $1.4 million severance charge related to the elimination of approximately 20 personnel across multiple functions and $2.4 million resulting from the restructuring of a facility that will no longer be utilized.
Other Income (Expense)
Other income (expense) consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other income (expense), in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Interest income	$0.4	$0.5	$(0.1)	(20.0)%
Interest expense	(34.0)	(34.1)	0.1	(0.3)%
Other expense, net	(3.1)	(3.3)	0.2	(6.1)%
Total other expense, net	$(36.7)	$(36.9)	$0.2	(0.5)%
As a percentage of total revenue	7.8%	8.0%

For the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, interest expense was essentially flat as additional interest expense on the $350.0 million of Senior Notes issued in the first quarter of fiscal 2013 was offset by lower interest expense following the $143.5 million prepayment of the term loans in the first quarter of fiscal 2013.
Provision (Benefit) from Income Taxes
The following table shows the provision (benefit) from income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2013	2012
Provision (benefit) from income taxes	$3.0	$(8.6)	$11.6	(134.9)%
Effective income tax rate	(5.7)%	27.9%

The effective income tax rate was (5.7)% and 27.9% for the three months ended December 31, 2013 and December 31, 2012, respectively. Our current effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to earnings in foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate driven primarily by our subsidiaries in Ireland. The effective tax rate for the three months ended December 31, 2013 was also impacted by a $5.2 million benefit for income taxes due to the release of a portion of the domestic valuation allowance resulting from a one-time tax benefit recorded in connection with an immaterial acquisition for which a net deferred tax liability was established related to acquired intangible assets.
Our effective income tax rate is influenced by the level and mix of earnings and losses by taxing jurisdiction in combination with the applicable differences between U.S. and foreign tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income in the current year can result in pre-tax income being higher or lower than the prior year in countries with lower statutory tax rates, which causes our effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. For the three months ended December 31, 2013, our international profits are lower as compared to the three months ended December 31, 2012, and therefore, the impact on our effective tax rate from our foreign operations is lower in the first quarter of fiscal 2014.
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

	Three Months Ended December 31,		Change	Percent Change
	2013	2012
Segment Revenues
Healthcare	$227.3	$217.4	$9.9	4.6%
Mobile and Consumer	115.3	131.7	(16.4)	(12.5)%
Enterprise	89.2	83.7	5.5	6.6%
Imaging	58.3	59.6	(1.3)	(2.2)%
Total segment revenues	490.1	492.4	(2.3)	(0.5)%
Acquisition-related revenues adjustments	(20.1)	(30.1)	10.0	(33.2)%
Total revenues	$470.0	$462.3	$7.7	1.7%
Segment Profit
Healthcare	$78.5	$89.1	$(10.6)	(11.9)%
Mobile and Consumer	13.4	39.8	(26.4)	(66.3)%
Enterprise	21.1	21.7	(0.6)	(2.8)%
Imaging	22.7	23.1	(0.4)	(1.7)%
Total segment profit	$135.7	$173.7	$(38.0)	(21.9)%
Segment Profit Margin
Healthcare	34.5%	41.0%	(6.5)
Mobile and Consumer	11.6%	30.2%	(18.6)
Enterprise	23.7%	25.9%	(2.2)
Imaging	38.9%	38.8%	0.1
Total segment profit margin	27.7%	35.3%	(7.6)
Segment Revenue

•
Healthcare segment revenue increased $9.9 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, primarily attributable to revenue growth in our product and licensing and on-demand solutions. Product and licensing revenue increased $3.7 million primarily driven by increased sales of our clinical documentation solutions and Clintegrity solutions. Professional services and hosting revenue increased $3.6 million due to additional on-demand transactional volume resulting from our acquisitions during fiscal 2013.

•
Mobile and Consumer segment revenue decreased $16.4 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. Our product and licensing revenue declined $19.6 million, driven primarily by a $10.4 million decrease in sales of our Dragon desktop consumer products following the successful new product launch in the fall of 2012 and an overall weakness in desktop software sales. In addition, embedded license sales in the automotive and handset business decreased $9.0 million as our markets and customers continued to shift toward mobile connected services. Our professional services and hosting revenue grew $2.3 million, primarily attributable to an increase of $4.3 million in on-demand revenue driven by transactional volume growth in our connected mobile services, including the impact from our recent acquisitions, offset by a $2.1 million decrease in professional services revenues.

•
Enterprise segment revenue increased $5.5 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. Professional services and hosting revenue increased $12.4 million driven by our recent acquisitions. Product and licensing revenue decreased $9.4 million as a result of lower sales of our on-premise solutions.

•
Imaging segment revenue decreased $1.3 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, as a result of a decrease of $3.1 million in product and licensing revenue, offset by a $1.6 million increase in maintenance and support revenue.

Segment Profit

•
Healthcare segment profit for the three months ended December 31, 2013 decreased 11.9% from the same period last year, primarily driven by increased costs from growth in sales of our on-demand solutions and increased investments in research and development. Segment profit margin decreased 6.5 percentage points, from 41.0% last year to 34.5% during the current period. The decrease in margin was primarily driven by a decrease of 5.0 percentage points in segment gross margin due to growth in labor costs associated with our on-demand transcription solutions. In addition, margin decreased 0.8 percentage points due to increased investments in research and development to fund the advancement of clinical language understanding and 0.7 percentage points due to higher selling expense.

•
Mobile and Consumer segment profit for the three months ended December 31, 2013 decreased 66.3% from the same period last year, driven by lower product and licensing revenue and increased costs to support the growth of our on-demand services. Segment profit margin decreased 18.6 percentage points, from 30.2% last year to 11.6% during the current period. The decrease in margin was primarily driven by an 8.4 percentage point decrease in segment gross margin as our markets and customers continued to shift from embedded to on-demand solutions and costs to deploy large custom solutions for key customers, as well as an 8.0 percentage point increase in research and development spending to fund cloud-based speech systems and natural language understanding advancements.

•
Enterprise segment profit for the three months ended December 31, 2013 decreased 2.8% from the same period last year driven by our recent acquisitions. Segment profit margin decreased 2.2 percentage points, from 25.9% last year to 23.7% in the current period. The decrease in segment profit margin was driven by our recent acquisitions resulting in an increase of 1.4 percentage points in selling and marketing expense and 0.8 percentage points in research and development expense.

•
Imaging segment profit for the three months ended December 31, 2013 decreased 1.7% from the same period last year. Segment profit margin of 38.9% in the current period was relatively flat as compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and marketable securities totaled $775.1 million as of December 31, 2013, a decrease of $71.7 million as compared to $846.8 million as of September 30, 2013. Our working capital was $524.8 million as of December 31, 2013, as compared to $604.3 million as of September 30, 2013. Cash and cash equivalents held by our international operations totaled $65.5 million and $65.8 million at December 31, 2013 and September 30, 2013, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the resulting withholding taxes payable would have a material impact to our liquidity. As of December 31, 2013, our total accumulated deficit was $433.2 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended December 31, 2013 was $78.2 million, a decrease of $44.7 million, as compared to cash provided by operating activities of $122.9 million for the three months ended December 31, 2012. The net decrease was primarily driven by the following factors:

•	A decrease in cash flows of $28.7 million resulting from higher net loss, exclusive of non-cash adjustment items;

•	A decrease in cash flows of $28.5 million generated by changes in working capital excluding deferred revenue; and

•	Offset by an increase in cash flows of $12.4 million from an overall increase in deferred revenue.

Cash Used in Investing Activities
Cash used in investing activities for the three months ended December 31, 2013 was $105.4 million, a decrease of $355.4 million, as compared to cash used in investing activities of $460.8 million for the three months ended December 31, 2012. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $346.7 million for business and technology acquisitions during the three months ended December 31, 2013 resulting from fewer acquisitions during the period; and

•	An increase in cash inflows of $12.9 million from sales and maturities of our marketable securities and other investments.

Cash (Used in) Provided by Financing Activities
Cash used in financing activities for the three months ended December 31, 2013 was $46.6 million, a decrease of $216.2 million, as compared to cash provided by financing activities of $169.6 million for the three months ended December 31, 2012. The net cash decrease was primarily driven by the following factors:

•
A decrease in cash inflows of $352.6 million from the issuance of long-term debt. Total proceeds from the issuance of our 5.375% Senior Notes due 2020 in the three months ended December 31, 2012, net of issuance costs, were $351.7 million;

•
An increase in cash outflows related to our share repurchase program announced in April 2013. During the three months ended December 31, 2013, we repurchased 1.1 million shares of our common stock for total cash outflows of $18.0 million;

•	Offset by a decrease in cash outflows of $143.5 million for the payment of long-term debt in October 2012; and

•
A decrease in cash outflows of $17.4 million as a result of lower cash payments required to net share settle employee equity awards, due to our lower stock price and a decrease in vesting activities during the three months ended December 31, 2013 as compared to the same period in fiscal 2013.

Credit Facilities and Debt
2.75% Convertible Debentures due in 2031
We have $690 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) that were issued in a private placement. The 2031 Debentures bear interest at 2.75% per year, payable in cash semiannually in arrears, beginning on May 1, 2012. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2013, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

2.75% Convertible Debentures due in 2027
We have $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) that were issued in a private placement. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. We have classified the obligation in current liabilities at December 31, 2013 and September 30, 2013.
If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2013, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.
Credit Facility
The Credit Facility includes a term loan and a $75 million revolving credit line, including letters of credit. The term loans mature on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of December 31, 2013, there were $7.2 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at December 31, 2013 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At December 31, 2013 the applicable margin for the term loans was 2.75%, with an effective rate of 2.92%, on the outstanding balance of $481.0 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of December 31, 2013, the commitment fee rate was 0.375%.
The Credit Facility contains the most restrictive covenants of our long-term debt, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, or repurchase stock, or merge or consolidate with any entity, and limits transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2013, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and we have met these requirements.
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
The Credit Facility includes a provision for an annual excess cash flow sweep, as defined in the agreement, payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. No excess cash flow sweep was required in the first quarter of fiscal 2014 as no excess cash flow, as defined in the agreement, was generated in fiscal 2013. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $295.9 million remained available for stock repurchases as of December 31, 2013 pursuant to our stock repurchase program. We repurchased 1.2 million shares for $19.7 million during the three months ended December 31, 2013 (including 0.1 million shares for $1.7 million that were repurchased, but not settled at December 31, 2013). Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
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
Off-Balance Sheet Arrangements
Through December 31, 2013, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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

Information about those accounting policies we deem to be critical to our financial reporting may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. There have been no significant changes or additions to our critical accounting policies from those disclosed in our annual report.

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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2013 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $330.8 million at December 31, 2013. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, marketable securities and the outstanding debt under the Credit Facility.
At December 31, 2013, we held approximately $775.1 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $6.6 million per annum, based on the December 31, 2013 reported balances of our investment accounts.
At December 31, 2013, our total outstanding debt balance exposed to variable interest rates was $481.0 million. A hypothetical one percentage point increase in interest rates would result in an increase in our interest expense relative to our outstanding variable rate debt of $4.8 million per annum.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of December 31, 2013, we have security price guarantees outstanding covering approximately 0.9 million shares. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flows.

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
Our debentures trade in the financial markets, and the fair value at December 31, 2013 was $672.3 million for the 2031 Debentures and $262.6 million for the 2027 Debentures, based on an average of the bid and ask prices for each of the issuances on that day. This compares to conversion values on December 31, 2013 of approximately $324.7 million and $195.2 million for the 2031 Debentures and the 2027 Debentures, respectively. A 10% increase in the stock price over the December 31, 2013 closing price of $15.20 would have an estimated combined $14.3 million increase to the fair value and a combined $52.0 million increase to the conversion value of the debentures.

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
Item 1.Legal Proceedings
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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2013, we had identified intangible assets of approximately $954.3 million, net of accumulated amortization, and goodwill of approximately $3.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
We have a significant amount of debt. As of December 31, 2013, we had a total of $2,471.0 million of gross debt outstanding, $481.0 million in term loans due in August 2019, $1,050.0 million of senior notes due in 2020 and $940.0 million in convertible debentures. Investors may require us to redeem the 2027 Debentures totaling $250.0 million in aggregate principal amount in August 2014, or sooner if the closing sale price of our common stock is more than 120% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through August 2018. As of December 31, 2013, there were $7.2 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
In addition, approximately $481.0 million of our debt outstanding as of December 31, 2013 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
Our ability to comply with these limitations is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these limitations, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay the accelerated debt.
We have a history of operating losses, and may incur losses in the future, which may require us to raise additional capital on unfavorable terms.
We reported net loss of $115.2 million in fiscal 2013, and net income of $207.1 million and $38.2 million in fiscal 2012 and 2011, respectively, and have a total accumulated deficit of $433.2 million as of December 31, 2013. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
As of December 31, 2013, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. (collectively, the “Icahn Group”), beneficially owned approximately 19% of the outstanding shares of our common stock. Brett Icahn and David Schechter of the Icahn Group have been appointed as directors of the Company. Because of its large holdings of our capital stock relative to other stockholders, the Icahn Group has a strong influence over matters requiring approval by our stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2013 - October 31, 2013	1,072,231	$16.79	1,072,231	$297,612,099.68
November 1, 2013 - November 30, 2013	—	$—	—	$297,612,099.68
December 1, 2013 - December 31, 2013	111,263	$14.96	111,263	$295,947,468.89
Total	1,183,494		1,183,494	$295,947,468.89
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 10, 2014.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock	8-K	02-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	02-27038	3.2	8/20/2013
10.1	Nomination and Standstill Agreement Dated October 7, 2013 by and between Nuance Communications, Inc., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp.	8-K	001-36056	99.1	10/8/2013
10.2	Confidentiality Agreement Dated October 7, 2013 by and between Nuance Communications, Inc., Carl C. Icahn, Brett Icahn, David Schechter, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp.	8-K	001-36056	99.2	10/8/2013
10.3	Amendment No. 1 to Employment Agreement, dated November 12, 2013 by and between Nuance Communications, Inc. and Paul A. Ricci.*					X
10.4	Retention Agreement, dated November 12, 2013 by and between Nuance Communications, Inc. and Janet Connor. *					X
10.5	Form of Change of Control and Severance Agreement for Executive Officers.*					X
10.6	1995 Directors’ Stock Option Plan, as amended and restated on November 13, 2013.*					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

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