Form 10-Q
period 2014-03-31
Nuance Communications, Inc.
filed 2014-05-09
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of April 30, 2014 was 318,607,119.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$174,819	$173,065	$353,256	$369,796
Professional services and hosting	227,526	213,264	445,661	413,569
Maintenance and support	73,308	64,670	146,716	129,902
Total revenues	475,653	450,999	945,633	913,267
Cost of revenues:
Product and licensing	25,226	22,943	50,435	49,252
Professional services and hosting	157,437	138,534	312,017	263,690
Maintenance and support	12,359	13,098	25,196	27,895
Amortization of intangible assets	15,342	16,610	30,536	32,920
Total cost of revenues	210,364	191,185	418,184	373,757
Gross profit	265,289	259,814	527,449	539,510
Operating expenses:
Research and development	84,581	69,681	165,051	138,402
Sales and marketing	98,280	97,855	217,186	214,990
General and administrative	43,682	33,355	88,158	78,139
Amortization of intangible assets	26,571	26,001	54,043	51,427
Acquisition-related costs, net	6,802	15,448	9,600	31,181
Restructuring and other charges, net	4,719	5,062	8,556	6,729
Total operating expenses	264,635	247,402	542,594	520,868
Income (loss) from operations	654	12,412	(15,145)	18,642
Other income (expense):
Interest income	774	405	1,193	943
Interest expense	(33,987)	(33,878)	(67,946)	(67,995)
Other expense, net	(274)	(4,113)	(3,370)	(7,421)
Loss before income taxes	(32,833)	(25,174)	(85,268)	(55,831)
Provision (benefit) from income taxes	6,394	674	9,372	(7,887)
Net loss	$(39,227)	$(25,848)	$(94,640)	$(47,944)
Net loss per share:
Basic	$(0.12)	$(0.08)	$(0.30)	$(0.15)
Diluted	$(0.12)	$(0.08)	$(0.30)	$(0.15)
Weighted average common shares outstanding:
Basic	316,593	315,473	315,696	314,006
Diluted	316,593	315,473	315,696	314,006
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	Unaudited (In thousands)
Net loss	$(39,227)	$(25,848)	$(94,640)	$(47,944)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,127)	(17,972)	5,477	(10,861)
Recognition of pension loss amortization	—	33	—	166
Total other comprehensive (loss) income, net	(1,127)	(17,939)	5,477	(10,695)
Comprehensive loss	$(40,354)	$(43,787)	$(89,163)	$(58,639)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$768,302	$808,118
Marketable securities	41,204	38,728
Accounts receivable, less allowances for doubtful accounts of $9,060 and $8,529	387,715	382,741
Prepaid expenses and other current assets	113,218	104,971
Deferred tax asset	75,339	74,969
Total current assets	1,385,778	1,409,527
Land, building and equipment, net	144,173	143,465
Goodwill	3,378,194	3,293,198
Intangible assets, net	921,653	953,278
Other assets	181,868	159,135
Total assets	$6,011,666	$5,958,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$251,031	$246,040
Accounts payable	57,915	91,016
Accrued expenses and other current liabilities	226,846	214,425
Deferred revenue	296,548	253,753
Total current liabilities	832,340	805,234
Long-term debt	2,117,522	2,108,091
Deferred revenue, net of current portion	208,304	160,823
Deferred tax liability	190,181	162,774
Other liabilities	64,310	83,667
Total liabilities	3,412,657	3,320,589

Commitments and contingencies (Notes 4 and 16)

Stockholders’ equity:
Common stock, $0.001 par value; 560,000 shares authorized; 322,012 and 319,365 shares issued and 318,261 and 315,614 shares outstanding, respectively	322	319
Additional paid-in capital	3,078,024	3,017,074
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive income	12,290	6,813
Accumulated deficit	(474,839)	(369,404)
Total stockholders’ equity	2,599,009	2,638,014
Total liabilities and stockholders’ equity	$6,011,666	$5,958,603
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(94,640)	$(47,944)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109,417	102,576
Stock-based compensation	92,159	74,913
Non-cash interest expense	19,443	19,577
Deferred tax provision (benefit)	3,446	(24,228)
Other	(5,258)	(1,102)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	6,518	30,281
Prepaid expenses and other assets	(11,695)	(11,517)
Accounts payable	(32,097)	2,147
Accrued expenses and other liabilities	(10,301)	9,501
Deferred revenue	88,190	61,830
Net cash provided by operating activities	165,182	216,034
Cash flows from investing activities:
Capital expenditures	(24,719)	(29,588)
Payments for business and technology acquisitions, net of cash acquired	(135,537)	(474,259)
Purchases of marketable securities and other investments	(11,504)	—
Proceeds from sales and maturities of marketable securities and other investments	21,634	181
Net cash used in investing activities	(150,126)	(503,666)
Cash flows from financing activities:
Payments of debt	(2,516)	(146,123)
Proceeds from long-term debt, net of issuance costs	—	352,392
Payments for repurchase of common stock	(26,435)	—
Payments for settlement of share-based derivatives	(5,286)	(3,801)
Payments of other long-term liabilities	(1,519)	(1,320)
Proceeds from issuance of common stock from employee stock plans	11,922	13,085
Cash used to net share settle employee equity awards	(31,047)	(49,518)
Net cash (used in) provided by financing activities	(54,881)	164,715
Effects of exchange rate changes on cash and cash equivalents	9	(1,542)
Net decrease in cash and cash equivalents	(39,816)	(124,459)
Cash and cash equivalents at beginning of period	808,118	1,129,761
Cash and cash equivalents at end of period	$768,302	$1,005,302
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
We reclassified certain immaterial amounts between product and licensing revenues and maintenance and support revenues previously reported for the three and six months ended March 31, 2013. We have also reclassified certain immaterial amounts related to stock-based compensation between research and development expense, selling and marketing expense and general and administrative expense for the three and six months ended March 31, 2013. The reclassifications have no impact on earnings or cash flows provided by operations.
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
Fiscal 2014 Acquisitions
During fiscal 2014, we acquired several immaterial businesses in our Healthcare and Enterprise segments for total initial cash consideration of $138.3 million together with future contingent payments. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, we recorded $82.8 million of goodwill and $52.8 million of identifiable intangibles assets. Intangible assets acquired included customer relationships and core and completed technology with weighted average useful lives of 9.5 years. The majority of these acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results
On May 31, 2013, we acquired the Technology Solutions Segment ("TGT") of the Tweddle Group for total consideration of $83.3 million in cash, including a purchase price adjustment as specified in the asset purchase agreement. TGT provides cloud-based infotainment and communications solutions to the automotive industry. The transaction was structured as an asset acquisition, and, therefore, the goodwill is expected to be deductible for tax purposes. The results of operations for TGT are included in our Mobile and Consumer segment from the acquisition date.
The following table shows unaudited pro forma results of operations as if we had acquired TGT on October 1, 2012 (dollars in thousands, except per share amounts):

	Three months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenue	$475,653	$453,450	$945,633	$917,813
Net loss	(39,227)	(28,799)	(94,640)	(54,462)
Net loss per share - diluted	$(0.12)	$(0.09)	$(0.30)	$(0.17)

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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Transition and integration costs	$4,590	$11,636	$8,429	$17,899
Professional service fees	2,399	3,812	5,738	13,282
Acquisition-related adjustments	(187)	—	(4,567)	—
Total	$6,802	$15,448	$9,600	$31,181
Included in acquisition-related adjustments for the six months ended March 31, 2014, is income of $7.7 million related to the elimination of a contingent liability established in the original allocation of purchase price for an acquisition closed in fiscal 2008, following the expiration of the applicable statute of limitations. As a result, we have eliminated the contingent liability, and included the adjustment in acquisition-related costs, net in our consolidated statements of operations.

4.	Contingent Acquisition Payments
The fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings included in acquisition-related costs, net in each reporting period.
In connection with certain acquisitions completed in fiscal 2014, we may be required to make up to $13.6 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. The contingent payments for these acquisitions were recorded at a total estimated fair value of $8.2 million on the applicable acquisition date, based on the probability of achieving the specified objective using a probability-weighted discounted cash flow model. This fair value measurement is based on significant

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inputs not observed in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy (see Note 7). The changes to the fair value of the contingent consideration will be recognized in acquisition-related costs, net in the consolidated statements of operations in the period in which the estimated fair value changes. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $6.9 million, will be recorded as compensation expense over the applicable employment period, and included in acquisition-related costs, net in our consolidated statements of operations.
In connection with our acquisition of JA Thomas in October 2012, we agreed to make deferred payments to the former shareholders of JA Thomas of up to $25.0 million in October 2014, contingent upon the continued employment of certain named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the named executives terminates their employment prior to the payment date. At March 31, 2014, we have accrued $18.8 million which represents the portion of the deferred payment that is payable to the named executives that is being recognized as compensation expense over the two year employment period and included in acquisition-related costs, net in our consolidated statements of operations.

5.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the six months ended March 31, 2014, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2013	$3,293,198	$953,278
Acquisitions	82,818	53,173
Purchase accounting adjustments	(677)	(59)
Amortization	—	(84,579)
Effect of foreign currency translation	2,855	(160)
Balance at March 31, 2014	$3,378,194	$921,653

6.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally we enter into contracts for less than 90 days, and at March 31, 2014 and September 30, 2013, we had outstanding contracts with a total notional value of $238.4 million and $247.8 million, respectively.
We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging, and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other expense, net in our consolidated statements of operations.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other expense, net in our consolidated statements of operations. At March 31, 2014, we had no security price guarantees outstanding.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a quantitative summary of the fair value of our derivative instruments as of March 31, 2014 and September 30, 2013 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		March 31, 2014	September 30, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$895	$2,201
Security Price Guarantees	Accrued expenses and other current liabilities	—	(1,044)
Net fair value of non-hedge derivative instruments		$895	$1,157
The following tables summarize the activity of derivative instruments for the three and six months ended March 31, 2014 and 2013 (dollars in thousands):

		Three months Ended March 31,		Six Months Ended March 31,
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2014	2013	2014	2013
Foreign currency contracts	Other expense, net	$2,046	$(329)	$6,372	$(434)
Security price guarantees	Other expense, net	$(72)	$(3,015)	$(4,222)	$(5,526)
Other Financial Instruments
Financial instruments, including cash equivalents, marketable securities, accounts receivable, accounts payable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.
The estimated fair value of our long-term debt approximated $2,483.0 million (face value $2,469.8 million) and $2,458.2 million (face value $2,472.2 million) at March 31, 2014 and September 30, 2013, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the term loan portion of our Credit Facility, and the Convertible Debentures are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at March 31, 2014 and September 30, 2013.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Items measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and September 30, 2013 consisted of (dollars in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$657,163	$—	$—	$657,163
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $41,204 at cost (b)	—	41,204	—	41,204
Foreign currency exchange contracts(b)		895	—	895
Total assets at fair value	$658,163	$42,099	$—	$700,262
Liabilities:
Contingent earn-out(d)	$—	$—	$(8,096)	$(8,096)
Total liabilities at fair value	$—	$—	$(8,096)	$(8,096)

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$684,697	$—	$—	$684,697
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $38,728 at cost (b)	—	38,728	—	38,728
Foreign currency exchange contracts(b)	—	2,201	—	2,201
Total assets at fair value	$685,697	$40,929	$—	$726,626
Liabilities:
Security price guarantees(c)	$—	$(1,044)	$—	$(1,044)
Contingent earn-out(d)	—	—	(450)	(450)
Total liabilities at fair value	$—	$(1,044)	$(450)	$(1,494)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

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

The changes in the fair value of contingent earn-out liabilities are as follows (dollars in thousands):

	Three months Ended March 31,	Six Months Ended March 31,
	2014	2014
Balance at beginning of period	$1,319	$450
Earn-out liability established at time of acquisition	7,438	8,307
Payments upon settlement	(661)	(661)
Balance at end of period	$8,096	$8,096

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements relating to our acquisitions. We are contractually obligated to pay contingent consideration upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities and therefore recorded contingent consideration liabilities at the time of the acquisitions. We update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the considerations is paid upon the achievement of the specified objectives or eliminated upon failure to achieve the specified objectives.
Contingent liabilities are scheduled to be paid in periods through fiscal 2016. As of March 31, 2014, we could be required to pay up to $18.9 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from the future product sales and the risk adjusted discount rate for the fair value measurement.

8.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2014	September 30, 2013
Compensation	$106,816	$112,756
Acquisition costs and liabilities	35,412	15,722
Cost of revenue related liabilities	18,773	17,992
Accrued interest payable	15,916	15,879
Sales and other taxes payable	12,403	10,625
Sales and marketing incentives	11,531	11,681
Professional fees	10,645	17,682
Other	15,350	12,088
Total	$226,846	$214,425

9.	Deferred Revenue
Deferred revenue consisted of the following (dollars in thousands):

	March 31, 2014	September 30, 2013
Current Liabilities:
Deferred maintenance revenue	$134,563	$134,213
Unearned revenue	161,985	119,540
Total current deferred revenue	$296,548	$253,753
Long-term Liabilities:
Deferred maintenance revenue	$57,890	$51,784
Unearned revenue	150,414	109,039
Total long-term deferred revenue	$208,304	$160,823
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
The increase in unearned revenue is primarily driven by the timing of a large annual term license prepayment from a Healthcare customer that will be amortized over the one year service period, as well as an increase in Mobile deferred revenue related to growth in our automotive connected services for which the revenue recognition period extends over the service period.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs. Other amounts may include gains or losses on non-controlling strategic equity interests, and gains or losses on sales of non-strategic assets or product lines. The following table sets forth accrual activity relating to our restructuring reserves for the six months ended March 31, 2014 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2013	$4,230	$1,191	$5,421
Restructuring charges, net	3,093	2,463	5,556
Non-cash adjustments	79	793	872
Cash payments	(5,066)	(1,563)	(6,629)
Balance at March 31, 2014	$2,336	$2,884	$5,220
Restructuring charges, net by segment are as follows (dollars in thousands):

	Three months Ended March 31,
	2014			2013
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$186	$—	$186	$468	$—	$468
Mobile and Consumer	(12)	—	(12)	1,444	364	1,808
Enterprise	1,568	—	1,568	1,078	—	1,078
Imaging	131	—	131	218	—	218
Corporate	(199)	45	(154)	704	—	704
Total restructuring expense	$1,674	$45	$1,719	$3,912	$364	$4,276

	Six Months Ended March 31,
	2014			2013
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$400	$—	$400	$1,121	$558	$1,679
Mobile and Consumer	190	—	190	2,543	364	2,907
Enterprise	1,745	—	1,745	1,078	—	1,078
Imaging	131	—	131	1,040	—	1,040
Corporate	627	2,463	3,090	847	—	847
Total restructuring expense	$3,093	$2,463	$5,556	$6,629	$922	$7,551
For the six months ended March 31, 2014, we recorded net restructuring charges of $5.6 million, which included a $3.1 million severance charge related to the elimination of approximately 60 personnel across multiple functions including the impact of eliminating duplicative positions resulting from acquisitions, and $2.5 million primarily resulting from the restructuring of a facility that will no longer be utilized.
In addition to the restructuring charges, we have recorded certain other charges (credits) that are the result of unplanned events, and arose outside of the ordinary course of continuing operations, including litigation contingency reserves and the disposition of certain non-core product lines. For the three and six months ended March 31, 2014, other charges totaled $3.0 million. For the three and six months ended March 31, 2013, other charges (credits) totaled $0.8 million and ($0.8) million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt and Credit Facilities
At March 31, 2014 and September 30, 2013, we had the following borrowing obligations (dollars in thousands):

	March 31, 2014	September 30, 2013
5.375% Senior Notes due 2020, net of unamortized premium of $5.0 million and $5.4 million, respectively. Effective interest rate 5.28%.	$1,054,993	$1,055,385
2.75% Convertible Debentures due 2031, net of unamortized discount of $101.4 million and $113.5 million, respectively. Effective interest rate 7.43%.	588,646	576,524
2.75% Convertible Debentures due 2027, net of unamortized discount of $3.8 million and $8.8 million, respectively. Effective interest rate 7.30%.	246,187	241,206
Credit Facility, net of unamortized discount of $1.1 million and $1.2 million, respectively.	478,727	481,016
Total long-term debt	$2,368,553	$2,354,131
Less: current portion	251,031	246,040
Non-current portion of long-term debt	$2,117,522	$2,108,091
2.75% Convertible Debentures due 2031
As of March 31, 2014 and September 30, 2013, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the principal amount in cash prior to maturity.
2.75% Convertible Debentures due 2027
The 2027 Debentures may be redeemed at the holders option in August 2014. As a result, we have classified the obligation in current liabilities at March 31, 2014 and September 30, 2013.
Credit Facility
The Credit Facility includes a term loan and a $75 million revolving credit line, including letters of credit. The term loan matures on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of March 31, 2014, there were $5.8 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at March 31, 2014 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At March 31, 2014, the applicable margin for the term loans was 2.75%, with an effective rate of 2.91%, on the outstanding balance of $479.8 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our net leverage ratio. As of March 31, 2014, the commitment fee rate was 0.375%.
The Credit Facility contains the most restrictive covenants of our long-term debt, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2014, we were in compliance with the covenants under the Credit Facility.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The covenants on our other long-term debt are less restrictive, and as of March 31, 2014, we were in compliance with the requirements of our other long-term debt.
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
Stock Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $289.2 million remained available for stock repurchases as of March 31, 2014 pursuant to our stock repurchase program. We repurchased 0.5 million shares for $6.8 million and 1.6 million shares for $26.4 million during the three and six months ended March 31, 2014, respectively. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.

13.	Net Loss Per Share
Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 12.5 million and 14.1 million shares for the three months ended March 31, 2014 and 2013, respectively, and 13.1 million and 14.4 million shares for the six months ended March 31, 2014 and 2013, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

14.	Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Cost of product and licensing	$697	$168	$962	$353
Cost of professional services and hosting	7,199	4,489	13,818	6,892
Cost of maintenance and support	406	430	1,190	2,533
Research and development	10,455	4,977	20,743	13,837
Selling and marketing	10,210	12,033	25,454	28,880
General and administrative	15,953	7,545	29,992	22,418
Total	$44,920	$29,642	$92,159	$74,913

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The table below summarizes activity relating to stock options for the six months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2013	4,184,158	$13.08
Granted	100,000	$15.19
Exercised	(275,953)	$8.66
Forfeited	(1,051)	$18.90
Expired	(4,832)	$17.18
Outstanding at March 31, 2014	4,002,322	$13.43	2.7 years	$15.2	million
Exercisable at March 31, 2014	3,919,399	$13.39	2.6 years	$15.0	million
Exercisable at March 31, 2013	5,404,645	$11.77	2.8 years	$45.5	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on March 31, 2014 ($17.17) and the exercise price of the underlying options.

The weighted-average intrinsic value of stock options exercised during the six months ended March 31, 2014 and 2013 was $2.1 million and $10.1 million, respectively.

Restricted Units
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested Restricted Units is $0.001 per share. The table below summarizes activity relating to Restricted Units for the six months ended March 31, 2014:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2013	5,587,181	9,095,424
Granted	2,560,869	6,106,420
Earned/released	(755,689)	(3,976,204)
Forfeited	(1,730,511)	(714,685)
Outstanding at March 31, 2014	5,661,850	10,510,955
Weighted average remaining recognition period of outstanding Restricted Units	1.9 years	2.0 years
Unearned stock-based compensation expense of outstanding Restricted Units	$95.4 million	$138.9 million
Aggregate intrinsic value of outstanding Restricted Units(a)	$97.2 million	$180.6 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on March 31, 2014 ($17.17) and the purchase price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Units vested during the periods noted is as follows:

	Six Months Ended March 31,
	2014	2013
Weighted-average grant-date fair value per share	$15.26	$22.32
Total intrinsic value of shares vested (in millions)	$70.2	$117.6

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards
Restricted Stock Awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to Restricted Stock Awards for the six months ended March 31, 2014:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2013	1,000,000	$24.06
Granted	250,000	$15.71
Vested	(250,000)	$25.80
Forfeited	—	$—
Outstanding at March 31, 2014	1,000,000	$21.54
Weighted average remaining recognition period of outstanding Restricted Awards	1.3 years
Unearned stock-based compensation expense of outstanding Restricted Awards	$16.2 million
Aggregate intrinsic value of outstanding Restricted Awards	$17.2 million
A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Stock Awards vested during the periods noted is as follows:

	Six Months Ended March 31,
	2014	2013
Weighted-average grant-date fair value per share	$15.71	$22.32
Total intrinsic value of shares vested (in millions)	$3.9	$5.3

15.	Income Taxes
The components of provision (benefit) from income taxes are as follows (dollars in thousands):

	Three months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Domestic	$5,250	$(5,432)	$3,795	$(17,576)
Foreign	1,144	6,106	5,577	9,689
Provision (benefit) from income taxes	$6,394	$674	$9,372	$(7,887)
Effective tax rate	(19.5)%	(2.7)%	(11.0)%	14.1%

The effective income tax rate was (19.5)% and (11.0)% for the three and six months ended March 31, 2014, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to earnings in foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland. The effective tax rate for the three and six months ended March 31, 2014 included the impact of $1.4 million and ($3.8) million, respectively, in adjustments to the domestic valuation allowance as a results of acquisitions.
The effective income tax rate was (2.7)% and 14.1% for the three and six months ended March 31, 2013, respectively. During the first two quarters of fiscal 2013, we believed that it was more likely than not that we would realize our net domestic deferred tax assets and therefore recognized income tax benefits for domestic tax losses. Our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the effect of non-deductible expenditures offset by the rate differential on foreign profits and tax credits. Whereas in the third quarter of fiscal 2013, we concluded that the recoverability of our net domestic deferred tax assets was not more likely than not, and therefore we established a valuation allowance. As a result, our tax provision for the three and six months ended March 31, 2014 does not benefit from current period domestic losses.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2014 and September 30, 2013, the liability for income taxes associated with uncertain tax positions was $20.6 million and $19.6 million, respectively, and is included in other long term liabilities. If these benefits were recognized, they would favorably impact the effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next twelve months.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment; consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
Segment revenues(a):
Healthcare	$236,997	$229,397	$464,283	$446,771
Mobile and Consumer	109,782	116,173	225,044	247,904
Enterprise	87,200	74,486	176,402	158,182
Imaging	55,994	63,974	114,289	123,590
Total segment revenues	489,973	484,030	980,018	976,447
Acquisition-related revenues	(14,320)	(33,031)	(34,385)	(63,180)
Total consolidated revenues	475,653	450,999	945,633	913,267
Segment profit:
Healthcare	91,477	89,626	169,937	178,761
Mobile and Consumer	17,848	36,655	31,290	76,481
Enterprise	17,079	13,399	38,213	35,068
Imaging	20,704	27,564	43,384	50,624
Total segment profit	147,108	167,244	282,824	340,934
Corporate expenses and other, net	(30,126)	(26,172)	(61,332)	(56,309)
Acquisition-related revenues and cost of revenues adjustment	(13,037)	(30,439)	(31,869)	(58,105)
Stock-based compensation	(44,920)	(29,642)	(92,159)	(74,913)
Amortization of intangible assets	(41,913)	(42,611)	(84,579)	(84,347)
Acquisition-related costs, net	(6,802)	(15,448)	(9,600)	(31,181)
Restructuring and other charges, net	(4,719)	(5,062)	(8,556)	(6,729)
Costs associated with IP collaboration agreements	(4,937)	(5,458)	(9,874)	(10,708)
Other expense, net	(33,487)	(37,586)	(70,123)	(74,473)
Loss before income taxes	$(32,833)	$(25,174)	$(85,268)	$(55,831)

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
United States	$346,587	$324,304	$689,772	$664,592
International	129,066	126,695	255,861	248,675
Total revenues	$475,653	$450,999	$945,633	$913,267

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of our business. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the condensed consolidated financial statements.
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

•
Healthcare.  Trends in our healthcare business include continuing customer preference for hosted solutions and other time-based licenses, and increasing interest in the use of mobile devices to access healthcare systems and records. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products, as well as transactions which involve the sale of multiple solutions, such as both hosted transcription services and Dragon Medical licenses. Although the volume processed in our hosted transcription services has steadily increased due to the expanding customer base, we have experienced some erosion in lines processed when customers adopt electronic medical record (EMR) systems, and when in some cases customers use our licensed Dragon Medical product to support input into the EMR.  We believe an important trend in the healthcare market is the desire to improve efficiency in the coding and revenue cycle management process. Our solutions reduce costs by increasing automation of this important workflow, and also enable hospitals to optimize revenue and improve documentation used to support billings. In addition to improved efficiency, there is an impending change in the industry coding standard from ICD-9 to ICD-10, which will significantly increase the number of possible codes, and therefore, increase the complexity of this process, which in turn reinforces our customers' desire for improved efficiency. We are investing to expand our product set to address the various healthcare opportunities, including deeper integration with our clinical documentation solutions, as well as expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

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

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenues, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, is as follows:

•	Total revenues increased by $32.4 million to $945.6 million;

•	Net loss increased by $46.7 million to a loss of $94.6 million;

•	Gross margins decreased by 3.3 percentage points to 55.8%;

•	Operating margins decreased by 3.6 percentage points to (1.6)%; and

•	Cash provided by operating activities decreased by $50.8 million to $165.2 million.
In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics as of March 31, 2014, as compared to March 31, 2013, is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions increased 6% from one year ago to approximately 5.5 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•
Bookings increased 43% from one year ago to $638.0 million. Bookings growth was led by our Mobile Auto, voicemail-to-text, and Enterprise on-demand offerings, offset by lower bookings in our Imaging MFP, Mobile Handset and Dragon Consumer products. Bookings represent the estimated gross revenue value of transactions at the time of contract execution, except for maintenance and support offerings. For fixed price contracts, the bookings value represents the gross total contract value. For contracts where revenue is based on transaction volume, the bookings value represents the contract price multiplied by the estimated future transaction volume during the contract term, whether or not such transaction volumes are guaranteed under a minimum commitment clause. Actual results could be different than our initial estimate. The maintenance and support bookings value represents the amounts billed in the period the customer is invoiced. Because of the inherent estimates required to determine bookings and the fact that the actual resultant revenue may differ from our initial bookings estimates, we consider bookings one indicator of potential future revenue and not as an arithmetic measure of backlog; and

•
Estimated three-year value of on-demand contracts increased 4% from one year ago to approximately $2.2 billion. We expect that an increasing portion of our revenue will come from on-demand services. We determine this value as of the end of the period reported, by using our best estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Product and licensing	$174.8	$173.1	$1.7	1.0%	$353.3	$369.8	$(16.5)	(4.5)%
Professional services and hosting	227.6	213.3	14.3	6.7%	445.6	413.6	32.0	7.7%
Maintenance and support	73.3	64.6	8.7	13.5%	146.7	129.9	16.8	12.9%
Total Revenues	$475.7	$451.0	$24.7	5.5%	$945.6	$913.3	$32.3	3.5%
United States	$346.6	$324.3	$22.3	6.9%	$689.8	$664.6	$25.2	3.8%
International	129.1	126.7	2.4	1.9%	255.8	248.7	7.1	2.9%
Total Revenues	$475.7	$451.0	$24.7	5.5%	$945.6	$913.3	$32.3	3.5%
The geographic split for the three months ended March 31, 2014, was 73% of total revenues in the United States and 27% internationally, compared to 72% of total revenues in the United States and 28% internationally for the same period last year. The geographic split for the six months ended March 31, 2014, was essentially flat as compared to the same period last year with 73% of total revenues in the United States and 27% internationally.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Product and licensing revenue	$174.8	$173.1	$1.7	1.0%	$353.3	$369.8	$(16.5)	(4.5)%
As a percentage of total revenue	36.7%	38.4%			37.4%	40.5%
The increase in product and licensing revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, consisted of an $8.8 million increase in Healthcare revenue driven by strong sales in Dragon Medical licenses. This was offset by a $9.5 million decrease in Mobile and Consumer revenue, including a $7.7 million decrease in sales of our embedded licenses resulting from a continuing shift toward on-demand and ratable pricing models.
The decrease in product and licensing revenue for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, consisted of a $28.6 million decrease in Mobile and Consumer revenue, and a $9.2 million decrease in Enterprise revenue. The decrease in Mobile and Consumer revenue was driven by a $16.3 million decrease in sales of our embedded licenses, resulting from a continuing shift toward on-demand and ratable pricing models, together with a decrease of $11.4 million in Dragon desktop consumer products following the successful new product launch in the fall of 2012 and an overall weakness in desktop software sales. The decrease in Enterprise revenues was primarily driven by lower sales of on-premise solutions. These decreases were offset by a $16.8 million increase in Healthcare revenue, including an $11.7 million increase in sales of Dragon Medical licenses, together with a $9.6 million increase in sales of our Clintegrity solutions.
As a percentage of total revenue, product and licensing revenue decreased from 40.5% to 37.4% for the six months ended March 31, 2014. This decrease was driven by lower sales of embedded licenses in our Mobile and Consumer segment, resulting from a continuing shift toward on-demand and hosting services. Within product and licensing revenue, we are also seeing more term-based, subscription and transactional pricing models, which are recognized over time. In addition, the decrease includes the impact of our recent acquisitions, which have a higher proportion of on-demand hosting revenue. We expect this trend to continue through the remainder of fiscal 2014.

Professional Services and Hosting Revenue
Professional services revenue primarily consists of consulting, implementation and training services for customers. Hosting revenue primarily relates to delivering on-demand hosted services, such as medical transcription, automated customer care applications, voice message transcription, and mobile infotainment, search and transcription, over a specified term. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Professional services and hosting revenue	$227.6	$213.3	$14.3	6.7%	$445.6	$413.6	$32.0	7.7%
As a percentage of total revenue	47.8%	47.3%			47.1%	45.3%
The increase in professional services and hosting revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, consisted of a $10.8 million increase in our Enterprise revenue and a $2.5 million increase in our Mobile and Consumer revenue primarily driven by our recent acquisitions.
The increase in professional services and hosting revenue for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, consisted of a $20.6 million increase in Enterprise revenue primarily driven by our recent acquisitions. Healthcare revenue increased $7.4 million driven by a $3.6 million increase in revenues from our Clinical Documentation Solutions and a $3.8 million increase in revenues from our Clintegrity product line. In addition, Healthcare hosting revenue increased by $13.3 million due to acquisitions, partially offset by the negative impact from the continued erosion resulting from customers' migration to electronic medical records.
As a percentage of total revenue, professional services and hosting revenue increased from 45.3% to 47.1% for the six months ended March 31, 2014. This increase was driven by our recent Healthcare and Enterprise acquisitions, which have a higher proportion of professional services and hosting revenue. The increase also includes the continuing shift toward on-demand and hosting services in our Mobile and Consumer segment. We expect this revenue mix shift to continue through the remainder of fiscal 2014.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Maintenance and support revenue	$73.3	$64.6	$8.7	13.5%	$146.7	$129.9	$16.8	12.9%
As a percentage of total revenue	15.4%	14.3%			15.5%	14.2%
The increase in maintenance and support revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, resulted from strong maintenance renewals in all of our segments, including a $3.4 million increase in Healthcare revenue driven by sales of our Dragon Medical solutions, together with an increase of $2.9 million in Imaging revenue.
The increase in maintenance and support revenue for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, resulted from strong maintenance renewals in all of our segments, including a $6.0 million increase in Healthcare revenue driven by sales of Dragon Medical solutions, together with an increase of $4.8 million in Imaging revenues.

Costs and Expenses
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Cost of product and licensing revenue	$25.2	$22.9	$2.3	10.0%	$50.4	$49.3	$1.1	2.2%
As a percentage of product and licensing revenue	14.4%	13.2%			14.3%	13.3%
The increase in cost of product and licensing revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, consisted of a $1.4 million increase in Healthcare costs primarily driven by higher sales of our Dragon Medical products. Gross margins decreased 1.2 percentage points primarily driven by lower revenues from higher margin license products in our Imaging and Mobile and Consumer businesses.
The increase in cost of product and licensing revenue for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, consisted of a $2.8 million increase in Healthcare costs primarily driven by higher sales of our Dragon Medical products, offset by a $2.7 million reduction in Mobile and Consumer costs, primarily driven by lower sales of our Dragon desktop consumer products. In addition, stock-based compensation expense increased $0.6 million over the prior year. Gross margins decreased 1.0 percentage point, primarily driven by lower revenues from higher margin license products in our Enterprise and Mobile and Consumer businesses.
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

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Cost of professional services and hosting revenue	$157.4	$138.5	$18.9	13.6%	$312.0	$263.7	$48.3	18.3%
As a percentage of professional services and hosting revenue	69.2%	64.9%			70.0%	63.8%

The increase in the cost of professional services and hosting revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was due to an $8.8 million increase in Mobile and Consumer costs driven by investment in our connected services infrastructure, as we continue to fund an increasing volume of large-scale engagements in our mobile business where the demand for advanced, cloud-based services continues to grow. Our Enterprise costs also increased $4.0 million and Healthcare costs increased $2.4 million driven by our recent acquisitions. In addition, stock-based compensation expense increased $2.7 million over the prior year. Gross margins decreased 4.3 percentage points primarily driven by investment in our connected services infrastructure in our Mobile business, as well as growth in labor costs in our Healthcare on-demand transcription services. In addition, increased stock-based compensation expense impacted gross margins by 1.3 percentage points.
The increase in the cost of professional services and hosting revenue for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, was due to a $16.6 million increase in Healthcare costs as a result of recent acquisitions and higher labor costs. The increase of $17.1 million in Mobile and Consumer costs was driven by investment in our connected services infrastructure, as we continue to fund an increasing volume of large-scale engagements in our Mobile business, where the demand for advanced, cloud-based services continues to grow. Our Enterprise costs also increased $6.3 million driven by our recent acquisitions. In addition, stock-based compensation expense increased $6.9 million over the prior year. Gross margins decreased 6.2 percentage points primarily driven by investment in our connected services infrastructure in our Mobile business, as well as growth in labor costs from our Healthcare on-demand transcription services. We expect this trend to continue through the remainder of fiscal 2014. In addition, increased stock-based compensation expense impacted gross margins by 1.7 percentage points.

Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Cost of maintenance and support revenue	$12.4	$13.1	$(0.7)	(5.3)%	$25.2	$27.9	$(2.7)	(9.7)%
As a percentage of maintenance and support revenue	16.9%	20.3%			17.2%	21.5%
The decrease in cost of maintenance and support revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to a $0.8 million decrease in Imaging costs. Gross margins increased 3.4 percentage points driven by cost improvements in our Imaging and Healthcare businesses.
The decrease in cost of maintenance and support revenue for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, was primarily due to a $1.2 million decrease in Imaging costs together with a reduction in stock-based compensation of $1.3 million. Gross margins increased 4.3 percentage points driven by cost improvements in our Imaging and Healthcare businesses.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Research and development expense	$84.6	$69.7	$14.9	21.4%	$165.1	$138.4	$26.7	19.3%
As a percentage of total revenue	17.8%	15.5%			17.5%	15.2%
The increase in research and development expense for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily attributable to a $9.3 million increase in compensation expense, driven by headcount growth, including additional headcount from our recent acquisitions, together with a $5.5 million increase in stock-based compensation expense. Performance-based awards and annual bonuses were lower in the prior period as a result of weaker than planned operating results.
The increase in research and development expense for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, was primarily attributable to a $17.7 million increase in compensation expense, driven by headcount growth, including additional headcount from our recent acquisitions, together with a $6.9 million increase in stock-based compensation expense. Performance-based awards and annual bonuses were lower in the prior year as a result of weaker than planned operating results. We have increased investment in research and development expense to fund cloud-based speech systems and natural language understanding advancements to extend our technology capabilities.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Sales and marketing expense	$98.3	$97.9	$0.4	0.4%	$217.2	$215.0	$2.2	1.0%
As a percentage of total revenue	20.7%	21.7%			23.0%	23.5%
Sales and marketing expense for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was essentially flat. The $4.2 million increase in compensation expense, including commission expense, was offset by a decrease in stock-based compensation expense of $1.8 million as well as a decrease of $1.6 million in marketing and channel program spending.
The increase in sales and marketing expense for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, was primarily attributable to an $8.3 million increase in compensation expense, including commission expense, driven primarily by headcount growth, including additional headcount from our recent acquisitions. The increase was offset by a decrease of $3.4 million in stock-based compensation expense and a decrease of $3.7 million in marketing and channel program spending.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
General and administrative expense	$43.7	$33.4	$10.3	30.8%	$88.2	$78.1	$10.1	12.9%
As a percentage of total revenue	9.2%	7.4%			9.3%	8.6%
The increase in general and administrative expense for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily attributable to an $8.4 million increase in stock-based compensation expense. Performance-based awards and annual bonuses were lower in the prior period as a result of weaker than planned operating results.
The increase in general and administrative expense for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, was primarily attributable to a $7.6 million increase in stock-based compensation expense. Performance-based awards and annual bonuses were lower in the prior year as a result of weaker than planned operating results.
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

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Cost of revenue	$15.3	$16.6	$(1.3)	(7.8)%	$30.5	$32.9	$(2.4)	(7.3)%
Operating expenses	26.6	26.0	0.6	2.3%	54.0	51.4	2.6	5.1%
Total amortization expense	$41.9	$42.6	$(0.7)	(1.6)%	$84.5	$84.3	$0.2	0.2%
As a percentage of total revenue	8.8%	9.4%			8.9%	9.2%

The increase in amortization of intangible assets in our operating expenses for the three and six months ended March 31, 2014, as compared to the three and six months ended March 31, 2013, was primarily attributable to the amortization of acquired intangible assets from our acquisitions during the period that have higher relative allocations of fair value to customer relationships. The decrease in amortization of intangible assets in our cost of revenue for the three and six months ended March 31, 2014 was primarily attributable to certain intangible assets becoming fully amortized in the period.
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

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Transition and integration costs	$4.6	$11.6	$(7.0)	(60.3)%	$8.5	$17.9	$(9.4)	(52.5)%
Professional service fees	2.4	3.8	(1.4)	(36.8)%	5.7	13.3	(7.6)	(57.1)%
Acquisition-related adjustments	(0.2)	—	(0.2)	N/M	(4.6)	—	(4.6)	N/M
Total acquisition-related costs, net	$6.8	$15.4	$(8.6)	(55.8)%	$9.6	$31.2	$(21.6)	(69.2)%
As a percentage of total revenue	1.4%	3.4%			1.0%	3.4%
The decrease in transition and integration costs for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily related to a $5.5 million decrease in transition related salaries and professional services for integration activities. The decrease also included the impact of compensation expense related to a contingent earn-out from our acquisition of Swype for which the earn-out period ended in April 2013.
For the six months ended March 31, 2014, acquisition related cost decreased by $21.6 million, as compared to the six months ended March 31, 2013, the decrease is primarily due to a $9.4 million decrease in transition and integration costs, together with a $7.6 million decrease in professional services related to acquisition activity in the first and second quarter of 2013. Included in the six months ended March 31, 2014 is income of $7.7 million related to the elimination of a contingent liability established in the original allocation of purchase price for an acquisition closed in fiscal 2008, following the expiration of the applicable statute of limitations. This income was offset by a $4.1 million expense for a legal settlement related to a previous acquisition for which the measurement period for purchase accounting has ended.
Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. Other amounts may include gains or losses on sales of non-strategic assets or product lines. The following table sets forth the activity relating to the restructuring accruals included in restructuring and other charges, net for the six months ended March 31, 2014 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2013	$4.2	$1.2	$5.4
Restructuring charges	3.1	2.5	5.6
Non-cash adjustments	0.1	0.8	0.9
Cash payments	(5.1)	(1.6)	(6.7)
Balance at March 31, 2014	$2.3	$2.9	$5.2
For the six months ended March 31, 2014, we recorded net restructuring charges of $5.6 million, which included a $3.1 million severance charge related to the elimination of approximately 60 personnel across multiple functions including the impact of eliminating duplicative positions resulting from acquisitions, and $2.5 million primarily resulting from the restructuring of a facility that will no longer be utilized.

In addition to the restructuring charges, we have recorded certain other charges (credits) that are the result of unplanned events, and arose outside of the ordinary course of continuing operations, including litigation contingency reserves and the disposition of certain non-core product lines. For the three and six months ended March 31, 2014, other charges totaled $3.0 million. For the three and six months ended March 31, 2013, other charges (credits) totaled $0.8 million and ($0.8) million, respectively.
Other Income (Expense)
Other income (expense) consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other income (expense), in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Interest income	$0.8	$0.4	$0.4	100.0%	$1.2	$0.9	$0.3	33.3%
Interest expense	(34.0)	(33.9)	(0.1)	0.3%	(67.9)	(68.0)	0.1	(0.1)%
Other expense, net	(0.3)	(4.1)	3.8	(92.7)%	(3.4)	(7.4)	4.0	(54.1)%
Total other expense, net	$(33.5)	$(37.6)	$4.1	(10.9)%	$(70.1)	$(74.5)	$4.4	(5.9)%
As a percentage of total revenue	7.0%	8.3%			7.4%	8.2%

For the three and six months ended March 31, 2014 as compared to the three and six months ended March 31, 2013, interest expense was essentially flat as additional interest expense on the $350.0 million of Senior Notes issued in the first quarter of fiscal 2013 was offset by lower interest expense following the $143.5 million prepayment of the term loans in the first quarter of fiscal 2013. Other expense, net decreased for the three and six months ended March 31, 2014 compared to the three and six months ended March 31, 2013, primarily driven by a decrease in the loss related to our security price guarantees in the period.
Provision (Benefit) from Income Taxes
The following table shows the provision (benefit) from income taxes and the effective income tax rate (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Six months ended		Dollar Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Provision (benefit) from income taxes	$6.4	$0.7	$5.7	814.3%	$9.4	$(7.9)	$17.3	(219.0)%
Effective income tax rate	(19.5)%	(2.7)%			(11.0)%	14.1%

The effective income tax rate was (19.5)% and (11.0)% for the three and six months ended March 31, 2014, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to earnings in foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland. The effective tax rate for the three and six months ended March 31, 2014 included the impact of $1.4 million and $(3.8) million, respectively, in adjustments to the domestic valuation allowance as a result of acquisitions.
The effective income tax rate was (2.7)% and 14.1% for the three and six months ended March 31, 2013, respectively. During the first two quarters of fiscal 2013, we believed it was more likely than not that we would realize our net domestic deferred tax assets and therefore recognized income tax benefits for domestic tax losses. Our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the effect of non-deductible expenditures offset by the rate differential on foreign profits and tax credits. Whereas in the third quarter of fiscal 2013, we concluded that the recoverability of our net domestic deferred tax assets was not more likely than not, and therefore we established a valuation allowance. As a result, our tax provision for the three and six months ended March 31, 2014 does not benefit from current period domestic losses.
Our effective income tax rate is influenced by the level and mix of earnings and losses by taxing jurisdictions in combinations with the applicable differences between U.S. and foreign tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income in the current year can result in pre-tax income being higher or lower than the prior year in countries with lower statutory tax rates, which causes our effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. In future periods, if our foreign profits grow, we expect substantially all of our income before taxes from foreign operations will be earned by our subsidiaries in Ireland.

The statutory rate related to our Ireland profits is lower than the U.S. statutory rate and as a result we would expect our effective tax rate to decrease as profits of our subsidiaries in Ireland increase.
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

	Three months ended		Change	Percent Change	Six months ended		Change	Percent Change
	March 31,				March 31,
	2014	2013			2014	2013
Segment Revenues
Healthcare	$237.0	$229.3	$7.7	3.4%	$464.3	$446.7	$17.6	3.9%
Mobile and Consumer	109.8	116.2	(6.4)	(5.5)%	225.0	247.9	(22.9)	(9.2)%
Enterprise	87.2	74.5	12.7	17.0%	176.4	158.2	18.2	11.5%
Imaging	56.0	64.0	(8.0)	(12.5)%	114.3	123.6	(9.3)	(7.5)%
Total segment revenues	$490.0	$484.0	$6.0	1.2%	980.0	976.4	3.6	0.4%
Acquisition-related revenues adjustments	(14.3)	(33.0)	18.7	(56.7)%	(34.4)	(63.1)	28.7	(45.5)%
Total revenues	$475.7	$451.0	$24.7	5.5%	$945.6	$913.3	$32.3	3.5%
Segment Profit
Healthcare	$91.5	$89.6	$1.9	2.1%	$169.9	$178.7	$(8.8)	(4.9)%
Mobile and Consumer	17.8	36.7	(18.9)	(51.5)%	31.3	76.5	(45.2)	(59.1)%
Enterprise	17.1	13.4	3.7	27.6%	38.2	35.1	3.1	8.8%
Imaging	20.7	27.6	(6.9)	(25.0)%	43.4	50.7	(7.3)	(14.4)%
Total segment profit	$147.1	$167.3	$(20.2)	(12.1)%	$282.8	$341.0	$(58.2)	(17.1)%
Segment Profit Margin
Healthcare	38.6%	39.1%	(0.5)		36.6%	40.0%	(3.4)
Mobile and Consumer	16.2%	31.6%	(15.4)		13.9%	30.9%	(17.0)
Enterprise	19.6%	18.0%	1.6		21.7%	22.2%	(0.5)
Imaging	37.0%	43.1%	(6.1)		38.0%	41.0%	(3.0)
Total segment profit margin	30.0%	34.6%	(4.6)		28.9%	34.9%	(6.0)
Segment Revenue
Three months ended March 31, 2014

•
Healthcare segment revenue increased $7.7 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Product and licensing revenue increased $5.6 million driven by higher sales in Dragon Medical licenses. Maintenance and support revenue increased $3.4 million driven by strong renewals related to our Dragon Medical licenses. Professional services and hosting revenue decreased $1.3 million due to the negative impact from the continued EMR erosion, offset by $4.3 million of additional revenue from our recent acquisitions.

•
Mobile and Consumer segment revenue decreased $6.4 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Product and licensing revenue declined $10.4 million, driven primarily by an $8.6 million decrease in sales of embedded licenses in our automotive and handset businesses, as our markets and customers continued to shift toward mobile connected services. Professional services and hosting revenue increased $3.2 million driven by our recent acquisitions. The combination of our recent acquisitions and the shift toward on-demand and hosting services resulted in a 3.7 percentage point increase in on-demand revenue as a percentage of Mobile and Consumer segment revenue during the period.

•
Enterprise segment revenue increased $12.7 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Professional services and hosting revenue increased $11.1 million primarily driven by our recent acquisitions.

•
Imaging segment revenue decreased $8.0 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as a result of a decrease of $10.3 million in product and licensing revenue, offset by a $2.6 million increase in maintenance and support revenue.

Six months ended March 31, 2014

•
Healthcare segment revenue increased $17.6 million for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013. Product and licensing revenue increased $9.3 million driven by higher sales in Dragon Medical licenses. Maintenance and support revenue increased $6.0 million driven by strong renewals related to our Dragon Medical licenses. Professional services and hosting revenue increased $2.3 million due to acquisitions adding $13.3 million in revenue, offset by the negative impact in our hosting revenue from the continued EMR erosion.

•
Mobile and Consumer segment revenue decreased $22.9 million for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013. Product and licensing revenue declined $30.0 million, driven primarily by a $17.6 million decrease in embedded license sales in our automotive and handset businesses, as our markets and customers continued to shift toward mobile connected services, together with an $11.4 million decrease in sales of our Dragon desktop consumer products following the successful new product launch in the fall of 2012 and an overall weakness in desktop software sales. Our professional services and hosting revenue increased $5.4 million driven by our recent acquisitions. The combination of our recent acquisitions and the shift toward on-demand and hosting services resulted in a 5.0 percentage point increase in our on-demand revenue as a percentage of Mobile and Consumer segment revenue during the period.

•
Enterprise segment revenue increased $18.2 million for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013. Professional services and hosting revenue increased $23.5 million driven by our recent acquisitions. Product and licensing revenue decreased $9.2 million as a result of lower sales of our on-premise solutions.

•
Imaging segment revenue decreased $9.3 million for the six months ended March 31, 2014, as compared to the six months ended March 31, 2013, as a result of a decrease of $13.4 million in product and licensing revenue, offset by a $4.2 million increase in maintenance and support revenue.

Segment Profit
Three months ended March 31, 2014

•
Healthcare segment profit for the three months ended March 31, 2014 increased 2.1% from the same period last year, primarily driven by higher sales, offset by increased investments in research and development. Segment profit margin decreased 0.5 percentage points, from 39.1% last year to 38.6% during the current period. The decrease in segment profit margin was primarily driven by a decrease of 0.9 percentage points due to increased investments in research and development to fund the advancement of clinical language understanding, partially offset by an improvement of 0.5 percentage points related to lower selling expense.

•
Mobile and Consumer segment profit for the three months ended March 31, 2014 decreased 51.5% from the same period last year, driven by lower product and licensing revenue and increased costs to support the growth of our on-demand services. Segment profit margin decreased 15.4 percentage points, from 31.6% last year to 16.2% during the current period. The decrease in segment profit margin was primarily driven by a 9.0 percentage point decrease in segment gross margin as our markets and customers continued to shift from embedded to on-demand solutions, driving increased costs to deploy large custom solutions for key customers, as well as a 6.4 percentage point increase in research and development spending to fund cloud-based speech systems and natural language understanding advancements.

•
Enterprise segment profit for the three months ended March 31, 2014 increased 27.6% from the same period last year, driven by our recent acquisitions. Segment profit margin increased 1.6 percentage points, from 18.0% last year to 19.6% in the current period. The increase in segment profit margin was driven by our recent acquisitions resulting in an increase in segment gross profit of 1.2 percentage points, together with a 0.6 percentage point improvement driven by the leverage benefit of the spend in research and development over the higher sales in the period.

•
Imaging segment profit for the three months ended March 31, 2014 decreased 25.0% from the same period last year, driven by lower product and licensing revenue. Segment profit margin decreased 6.1 percentage points, from 43.1% last year to 37.0% in the current period, primarily driven by higher selling and marketing expenses to support upcoming product launches.

Six months ended March 31, 2014

•
Healthcare segment profit for the six months ended March 31, 2014 decreased 4.9% from the same period last year, primarily driven by increased costs from growth in sales of our on-demand solutions and increased investments in research and development. Segment profit margin decreased 3.4 percentage points, from 40.0% last year to 36.6% during the current period. The decrease in segment profit margin was primarily driven by a decrease of 2.5 percentage points in segment gross margin due to growth in labor costs associated with our on-demand transcription solutions. In addition, segment profit margin decreased 0.8 percentage points due to increased investments in research and development to fund the advancement of clinical language understanding.

•
Mobile and Consumer segment profit for the six months ended March 31, 2014 decreased 59.1% from the same period last year, primarily driven by lower product and licensing revenue and increased costs to support the growth of our on-demand services. Segment profit margin decreased 17.0 percentage points, from 30.9% last year to 13.9% during the current period. The decrease in segment profit margin was primarily driven by an 8.8 percentage point decrease in segment gross margin as our markets and customers continued to shift from embedded to on-demand solutions, driving increased costs to deploy large custom solutions for key customers, as well as a 7.3 percentage point increase in research and development spending to fund cloud-based speech systems and natural language understanding advancements.

•
Enterprise segment profit for the six months ended March 31, 2014 increased 8.8% from the same period last year, driven by our recent acquisitions. Segment profit margin decreased 0.5 percentage points, from 22.2% last year to 21.7% in the current period. The decrease in segment profit margin was driven by our recent acquisitions resulting in an increase of 1.0 percentage points in selling and marketing expense.

•
Imaging segment profit for the six months ended March 31, 2014 decreased 14.4% from the same period last year, driven by lower sales. Segment profit margin decreased 3.0 percentage points, from 41.0% last year to of 38.0% during the current period, primarily driven by higher selling and marketing expenses to support upcoming product launches.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and marketable securities totaled $809.5 million as of March 31, 2014, a decrease of $37.3 million as compared to $846.8 million as of September 30, 2013. Our working capital was $553.4 million as of March 31, 2014, as compared to $604.3 million as of September 30, 2013. Cash and cash equivalents held by our international operations totaled $61.7 million and $65.8 million at March 31, 2014 and September 30, 2013, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity. As of March 31, 2014, our total accumulated deficit was $474.8 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended March 31, 2014 was $165.2 million, a decrease of $50.8 million, as compared to cash provided by operating activities of $216.0 million for the six months ended March 31, 2013. The net decrease was primarily driven by the following factors:

•	A decrease in cash flows of $78.0 million generated by changes in working capital excluding deferred revenue; and

•	Offset by an increase in cash flows of $26.4 million from an overall increase in deferred revenue.
Cash Used in Investing Activities
Cash used in investing activities for the six months ended March 31, 2014 was $150.1 million, a decrease of $353.6 million, as compared to cash used in investing activities of $503.7 million for the six months ended March 31, 2013. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $338.7 million for business and technology acquisitions during the six months ended March 31, 2014 resulting from fewer acquisitions during the period; and

•	An increase in cash net inflows of $9.9 million from our marketable securities and other investments activities.

Cash (Used in) Provided by Financing Activities
Cash used in financing activities for the six months ended March 31, 2014 was $54.9 million, a decrease of $219.6 million, as compared to cash provided by financing activities of $164.7 million for the six months ended March 31, 2013. The net cash decrease was primarily driven by the following factors:

•
A decrease in cash inflows of $352.4 million from the issuance of long-term debt. Total proceeds from the issuance of our 5.375% Senior Notes due 2020 in the six months ended March 31, 2013, net of issuance costs, were $351.7 million;

•
An increase in cash outflows related to our share repurchase program announced in April 2013. During the six months ended March 31, 2014, we repurchased 1.6 million shares of our common stock for total cash outflows of $26.4 million;

•	Offset by a decrease in cash outflows of $143.6 million for the payment of long-term debt in October 2012; and

•
A decrease in cash outflows of $18.5 million as a result of lower cash payments required to net share settle employee equity awards, due to our lower stock price and a decrease in vesting activities during the six months ended March 31, 2014 as compared to the same period in fiscal 2013.

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

If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2014, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due in 2027
We have $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) that were issued in a private placement. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. We have classified the obligation in current liabilities at March 31, 2014 and September 30, 2013.
If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2014, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Credit Facility
The Credit Facility includes a term loan and a $75 million revolving credit line, including letters of credit. The term loans mature on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of March 31, 2014, there were $5.8 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at March 31, 2014 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At March 31, 2014, the applicable margin for the term loans was 2.75%, with an effective rate of 2.91%, on the outstanding balance of $479.8 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.375% to 0.50% per annum, based upon our leverage ratio. As of March 31, 2014, the commitment fee rate was 0.375%.
The Credit Facility contains the most restrictive covenants of our long-term debt, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2014, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of March 31, 2014, we were in compliance with the requirements of our other long-term debt.
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
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $289.2 million remained available for stock repurchases as of March 31, 2014 pursuant to our stock repurchase program. We repurchased 1.6 million shares for $26.4 million during the six months ended March 31, 2014. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.

Off-Balance Sheet Arrangements, Contractual Obligations
Contingent Liabilities and Commitments
In connection with some of our acquisitions, we agree to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.
In connection with certain acquisitions, we may be required to make up to $18.9 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $6.9 million, will be recorded as compensation expense over the applicable employment period.
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
Off-Balance Sheet Arrangements
Through March 31, 2014, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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

A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2014 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $238.4 million at March 31, 2014. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, marketable securities and the outstanding debt under the Credit Facility.
At March 31, 2014, we held approximately $809.5 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $7.0 million per annum, based on the March 31, 2014 reported balances of our investment accounts.
At March 31, 2014, our total outstanding debt balance exposed to variable interest rates was $479.8 million. A hypothetical one percentage point increase in interest rates would result in an increase in our interest expense relative to our outstanding variable rate debt of $4.8 million per annum.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of March 31, 2014, we have no security price guarantees outstanding and therefore 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flows as a result of security price guarantees.
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
Our debentures trade in the financial markets, and the fair value at March 31, 2014 was $694.1 million for the 2031 Debentures and $267.2 million for the 2027 Debentures, based on an average of the bid and ask prices for each of the issuances on that day. This compares to conversion values on March 31, 2014 of approximately $366.8 million and $220.5 million for the 2031 Debentures and the 2027 Debentures, respectively. A 10% increase in the stock price over the March 31, 2014 closing price of $17.17 would have an estimated combined $25.1 million increase to the fair value and a combined $58.7 million increase to the conversion value of the debentures.

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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2014, we had identified intangible assets of approximately $921.7 million, net of accumulated amortization, and goodwill of approximately $3.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
We have a significant amount of debt. As of March 31, 2014, we had a total of $2,469.8 million of gross debt outstanding, $479.8 million in term loans due in August 2019, $1,050.0 million of senior notes due in 2020 and $940.0 million in convertible debentures. Investors may require us to redeem the 2027 Debentures totaling $250.0 million in aggregate principal amount in August 2014, or sooner if the closing sale price of our common stock is more than 120% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through August 2018. As of March 31, 2014, there were $5.8 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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

In addition, approximately $479.8 million of our debt outstanding as of March 31, 2014 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
We reported net loss of $115.2 million in fiscal 2013, and net income of $207.1 million and $38.2 million in fiscal 2012 and 2011, respectively, and have a total accumulated deficit of $474.8 million as of March 31, 2014. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
As of March 31, 2014, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. (collectively, the “Icahn Group”), beneficially owned approximately 19% of the outstanding shares of our common stock. Brett Icahn and David Schechter of the Icahn Group have been appointed as directors of the Company. Because of its large holdings of our capital stock relative to other stockholders, the Icahn Group has a strong influence over matters requiring approval by our stockholders.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2014 - January 31, 2014	338,873	$14.95	338,873	$290,881,267.89
February 1, 2014 - February 28, 2014	113,577	$15.01	113,577	$289,176,911.84
March 1, 2014 - March 31, 2014	—	$—	—	$289,176,911.84
Total	452,450		452,450
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 9, 2014.

Nuance Communications, Inc.

By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	000-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	8-K	000-27038	3.1	11/13/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock	8-K	000-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-27038	3.2	8/20/2013
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes of Consolidated Financial Statements.
						X

* Denotes management compensatory plan or arrangement