Form 10-Q
period 2014-06-30
Nuance Communications, Inc.
filed 2014-08-11
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of July 31, 2014 was 319,450,331.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$168,224	$191,568	$521,480	$561,363
Professional services and hosting	231,698	210,423	677,359	623,992
Maintenance and support	75,582	67,778	222,298	197,681
Total revenues	475,504	469,769	1,421,137	1,383,036
Cost of revenues:
Product and licensing	23,934	25,844	74,598	75,096
Professional services and hosting	163,587	140,441	475,604	404,131
Maintenance and support	13,566	12,586	38,533	40,481
Amortization of intangible assets	15,006	15,187	45,542	48,107
Total cost of revenues	216,093	194,058	634,277	567,815
Gross profit	259,411	275,711	786,860	815,221
Operating expenses:
Research and development	87,137	73,134	252,188	211,536
Sales and marketing	99,783	98,889	316,969	313,879
General and administrative	43,732	50,754	131,890	128,893
Amortization of intangible assets	27,287	27,303	81,330	78,730
Acquisition-related costs (income), net	9,110	(8,458)	18,710	22,723
Restructuring and other charges, net	8,622	7,940	17,178	14,669
Total operating expenses	275,671	249,562	818,265	770,430
(Loss) income from operations	(16,260)	26,149	(31,405)	44,791
Other income (expense):
Interest income	535	377	1,728	1,320
Interest expense	(31,926)	(34,065)	(99,872)	(102,060)
Other income (expense), net	363	(445)	(3,007)	(7,866)
Loss before income taxes	(47,288)	(7,984)	(132,556)	(63,815)
Provision for income taxes	6,959	26,990	16,331	19,103
Net loss	$(54,247)	$(34,974)	$(148,887)	$(82,918)
Net loss per share:
Basic	$(0.17)	$(0.11)	$(0.47)	$(0.26)
Diluted	$(0.17)	$(0.11)	$(0.47)	$(0.26)
Weighted average common shares outstanding:
Basic	317,610	315,441	316,334	314,348
Diluted	317,610	315,441	316,334	314,348
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	Unaudited (In thousands)
Net loss	$(54,247)	$(34,974)	$(148,887)	$(82,918)
Other comprehensive income (loss):
Foreign currency translation adjustment	9,693	(4,446)	15,170	(15,307)
Recognition of pension loss amortization	520	33	520	199
Total other comprehensive income (loss), net	10,213	(4,413)	15,690	(15,108)
Comprehensive loss	$(44,034)	$(39,387)	$(133,197)	$(98,026)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$846,936	$808,118
Marketable securities	41,552	38,728
Accounts receivable, less allowances for doubtful accounts of $9,091 and $8,529	398,436	382,741
Prepaid expenses and other current assets	109,038	104,971
Deferred tax asset	75,182	74,969
Total current assets	1,471,144	1,409,527
Land, building and equipment, net	154,722	143,465
Goodwill	3,381,300	3,293,198
Intangible assets, net	880,452	953,278
Other assets	184,013	159,135
Total assets	$6,071,631	$5,958,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$253,547	$246,040
Accounts payable	67,805	91,016
Accrued expenses and other current liabilities	263,161	214,425
Deferred revenue	290,758	253,753
Total current liabilities	875,271	805,234
Long-term debt	2,122,408	2,108,091
Deferred revenue, net of current portion	232,621	160,823
Deferred tax liability	187,968	162,774
Other liabilities	59,643	83,667
Total liabilities	3,477,911	3,320,589

Commitments and contingencies (Notes 4 and 16)

Stockholders’ equity:
Common stock, $0.001 par value; 560,000 shares authorized; 322,892 and 319,365 shares issued and 319,141 and 315,614 shares outstanding, respectively	323	319
Additional paid-in capital	3,116,789	3,017,074
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive income	22,503	6,813
Accumulated deficit	(529,107)	(369,404)
Total stockholders’ equity	2,593,720	2,638,014
Total liabilities and stockholders’ equity	$6,071,631	$5,958,603
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(148,887)	$(82,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	165,280	155,109
Stock-based compensation	147,541	114,108
Non-cash interest expense	28,187	28,923
Deferred tax provision (benefit)	2,351	(1,179)
Loss on non-controlling strategic equity interest	—	790
Other	(4,294)	(10,640)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,706)	26,713
Prepaid expenses and other assets	(9,453)	(12,249)
Accounts payable	(25,003)	(19,815)
Accrued expenses and other liabilities	3,634	29,082
Deferred revenue	107,563	73,591
Net cash provided by operating activities	262,213	301,515
Cash flows from investing activities:
Capital expenditures	(41,359)	(41,677)
Payments for business and technology acquisitions, net of cash acquired	(136,183)	(574,771)
Purchases of marketable securities and other investments	(19,613)	(448)
Proceeds from sales and maturities of marketable securities and other investments	32,851	—
Net cash used in investing activities	(164,304)	(616,896)
Cash flows from financing activities:
Payments of debt	(3,855)	(147,353)
Proceeds from long-term debt, net of issuance costs	—	351,748
Payments for repurchase of common stock	(26,483)	(103,036)
Payments for settlement of share-based derivatives	(5,286)	(3,801)
Payments of other long-term liabilities	(2,216)	(1,629)
Proceeds from issuance of common stock from employee stock plans	13,525	18,731
Cash used to net share settle employee equity awards	(35,318)	(53,589)
Net cash (used in) provided by financing activities	(59,633)	61,071
Effects of exchange rate changes on cash and cash equivalents	542	(2,400)
Net increase (decrease) in cash and cash equivalents	38,818	(256,710)
Cash and cash equivalents at beginning of period	808,118	1,129,761
Cash and cash equivalents at end of period	$846,936	$873,051
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
We reclassified certain immaterial amounts between product and licensing revenues and maintenance and support revenues previously reported for the nine months ended June 30, 2013. We have also reclassified certain immaterial amounts related to stock-based compensation between research and development expense, selling and marketing expense and general and administrative expense for the nine months ended June 30, 2013. The reclassifications have no impact on earnings or cash flows provided by operations.
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
Recently Issued Accounting Standards
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, "Compensation - Stock Compensation," as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are currently evaluating the impact of our pending adoption on ASU 2014-12 on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU 2014-08), to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We are currently evaluating the impact of our pending adoption of ASU 2014-08 on our consolidated financial statements.
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
Fiscal 2014 Acquisitions
During fiscal 2014, we acquired several immaterial businesses in our Healthcare and Enterprise segments for total initial cash consideration of $138.3 million together with future contingent payments. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, we recorded $81.6 million of goodwill and $53.0 million of identifiable intangibles assets. Intangible assets acquired included customer relationships and core and completed technology with weighted average useful lives of 9.4 years. The majority of these acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.
Subsequent to June 30, 2014, we made an immaterial acquisition in our Imaging segment for total cash consideration of approximately $119.6 million. There is additional consideration of $12.0 million payable in cash or shares of our common stock at our election. The payment is due in one year, contingent upon the continued employment of certain named executives. Some or all of this additional consideration may become payable earlier if we elect to terminate the named executives without cause.
We have not furnished pro forma financial information related to our current year acquisitions because such information is not material, individually or in the aggregate, to our financial results.
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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Transition and integration costs	$5,612	$6,049	$14,041	$23,948
Professional service fees	3,363	3,369	9,101	16,651
Acquisition-related adjustments	135	(17,876)	(4,432)	(17,876)
Total	$9,110	$(8,458)	$18,710	$22,723

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in acquisition-related adjustments for the nine months ended June 30, 2014 and 2013, is income of $7.7 million and $17.8 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal 2008 and 2007, respectively, following the expiration of the applicable statute of limitations. As a result, we have eliminated these contingent liabilities, and included the adjustment in acquisition-related costs, net in our consolidated statements of operations in the applicable period.

4.	Contingent Acquisition Payments
The fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value as an increase or decrease in current earnings included in acquisition-related costs, net in each reporting period.
In connection with certain acquisitions completed in fiscal 2014, we may be required to make up to $13.8 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. The contingent payments for these acquisitions were recorded at a total estimated fair value of $7.4 million on the applicable acquisition date, based on the probability of achieving the specified objective using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy (see Note 7). The changes to the fair value of the contingent consideration will be recognized in acquisition-related costs, net in the consolidated statements of operations in the period in which the estimated fair value changes. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $6.9 million, will be recorded as compensation expense over the applicable employment period, and included in acquisition-related costs, net in our consolidated statements of operations.
In connection with our acquisition of JA Thomas in October 2012, we agreed to make deferred payments to the former shareholders of JA Thomas of up to $25.0 million in October 2014, contingent upon the continued employment of certain named executives and certain other conditions. The contingent payments will be reduced by amounts specified in the merger agreement in the event that any of the named executives terminates their employment prior to the payment date. At June 30, 2014, we have accrued $21.9 million which represents the portion of the deferred payment that is payable to the named executives that is being recognized as compensation expense over the two year employment period and included in acquisition-related costs, net in our consolidated statements of operations.

5.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the nine months ended June 30, 2014, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2013	$3,293,198	$953,278
Acquisitions	81,621	53,963
Purchase accounting adjustments	(1,729)	(59)
Amortization	—	(126,872)
Effect of foreign currency translation	8,210	142
Balance at June 30, 2014	$3,381,300	$880,452
Based on the results of our third quarter of fiscal 2014, we determined that the recent experience of declining revenues and actual revenues not meeting plan for two of our reporting units represents a triggering event requiring a goodwill impairment test. The goodwill associated with these two reporting units totaled approximately $300 million as of June 30, 2014 and September 30, 2013. Based on our annual goodwill impairment analysis performed as of July 1, 2013, the fair values exceeded the carrying values of these reporting units by approximately 130% and 150%. We were unable to reasonably estimate the amount of goodwill impairment, if any, during the third quarter and will complete our annual impairment test on all of our reporting units during the fourth quarter.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally we enter into contracts for less than 90 days, and at June 30, 2014 and September 30, 2013, we had outstanding contracts with a total notional value of $210.0 million and $247.8 million, respectively.
We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging, and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income (expense), net in our consolidated statements of operations.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other income (expense), net in our consolidated statements of operations.
The following is a summary of the outstanding shares subject to security price guarantees at June 30, 2014 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
June 1, 2014	234,375	December 1, 2014	$3,750
The following table provides a quantitative summary of the fair value of our derivative instruments as of June 30, 2014 and September 30, 2013 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		June 30, 2014	September 30, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$492	$2,201
Foreign currency contracts	Accrued expenses and other current liabilities	(135)	—
Security Price Guarantees	Prepaid expenses and other current assets	650	—
Security Price Guarantees	Accrued expenses and other current liabilities	—	(1,044)
Net fair value of non-hedge derivative instruments		$1,007	$1,157
The following tables summarize the activity of derivative instruments for the three and nine months ended June 30, 2014 and 2013 (dollars in thousands):

		Three months Ended June 30,		Nine Months Ended June 30,
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2014	2013	2014	2013
Foreign currency contracts	Other income (expense), net	$2,965	$(2,006)	$9,338	$(2,441)
Security price guarantees	Other income (expense), net	$650	$(215)	$(3,572)	$(5,741)
Other Financial Instruments
Financial instruments, including cash equivalents, marketable securities, accounts receivable, accounts payable, and derivative instruments, are carried in the consolidated financial statements at amounts that approximate their fair value.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of our long-term debt approximated $2,526.5 million (face value $2,468.6 million) and $2,458.2 million (face value $2,472.2 million) at June 30, 2014 and September 30, 2013, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the term loan portion of our Credit Facility, and the Convertible Debentures are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at June 30, 2014 and September 30, 2013.
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
ASC 820, Fair Value Measures and Disclosures, establishes a value hierarchy based on three levels of inputs, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs.
Items measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and September 30, 2013 consisted of (dollars in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$715,431	$—	$—	$715,431
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $41,552 at cost(b)	—	41,552	—	41,552
Foreign currency exchange contracts(b)		650	—	650
Security price guarantees(c)	—	492	—	492
Total assets at fair value	$716,431	$42,694	$—	$759,125
Liabilities:
Foreign currency exchange contracts(b)	$—	$(135)	$—	$(135)
Contingent earn-out(d)	—	—	(6,947)	(6,947)
Total liabilities at fair value	$—	$(135)	$(6,947)	$(7,082)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$684,697	$—	$—	$684,697
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $38,728 at cost (b)	—	38,728	—	38,728
Foreign currency exchange contracts(b)	—	2,201	—	2,201
Total assets at fair value	$685,697	$40,929	$—	$726,626
Liabilities:
Security price guarantees(c)	$—	$(1,044)	$—	$(1,044)
Contingent earn-out(d)	—	—	(450)	(450)
Total liabilities at fair value	$—	$(1,044)	$(450)	$(1,494)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

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

The changes in the fair value of contingent earn-out liabilities are as follows (dollars in thousands):

	Three months Ended June 30,	Nine Months Ended June 30,
	2014	2014
Balance at beginning of period	$8,096	$450
Earn-out liability established at time of acquisition	(901)	7,406
Charges to acquisition-related (income) costs, net	512	512
Payments upon settlement	(760)	(1,421)
Balance at end of period	$6,947	$6,947
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
Contingent liabilities are scheduled to be paid in periods through fiscal 2016. As of June 30, 2014, we could be required to pay up to $19.8 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from the future product sales and the risk adjusted discount rate for the fair value measurement.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2014	September 30, 2013
Compensation	$128,100	$112,756
Acquisition costs and liabilities	38,367	15,722
Accrued interest payable	26,893	15,879
Cost of revenue related liabilities	18,930	17,992
Sales and other taxes payable	13,505	10,625
Sales and marketing incentives	10,508	11,681
Professional fees	9,517	17,682
Other	17,341	12,088
Total	$263,161	$214,425

9.	Deferred Revenue
Deferred revenue consisted of the following (dollars in thousands):

	June 30, 2014	September 30, 2013
Current liabilities:
Deferred maintenance revenue	$139,679	$134,213
Unearned revenue	151,079	119,540
Total current deferred revenue	$290,758	$253,753
Long-term liabilities:
Deferred maintenance revenue	$61,352	$51,784
Unearned revenue	171,269	109,039
Total long-term deferred revenue	$232,621	$160,823
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
The increase in unearned revenue is primarily driven by growth in our handset and automotive connected services in our Mobile segment, for which a portion of the fees are collected in advance while the revenue recognition period extends over the service period.

10.	Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs. Other amounts may include gains or losses on non-controlling strategic equity interests, and gains or losses on sales of non-strategic assets or product lines. The following table sets forth accrual activity relating to our restructuring reserves for the nine months ended June 30, 2014 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2013	$4,230	$1,191	$5,421
Restructuring charges, net	10,897	3,203	14,100
Non-cash adjustments	(36)	793	757
Cash payments	(6,963)	(2,655)	(9,618)
Balance at June 30, 2014	$8,128	$2,532	$10,660

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring charges, net by segment are as follows (dollars in thousands):

	Three months Ended June 30,
	2014			2013
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$1,811	$11	$1,822	$603	$—	$603
Mobile and Consumer	1,115	622	1,737	1,983	66	2,049
Enterprise	4,014	—	4,014	3,057	—	3,057
Imaging	309	107	416	311	53	364
Corporate	555	—	555	1,833	34	1,867
Total restructuring expense	$7,804	$740	$8,544	$7,787	$153	$7,940

	Nine Months Ended June 30,
	2014			2013
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$2,211	$11	$2,222	$1,724	$558	$2,282
Mobile and Consumer	1,305	622	1,927	4,526	430	4,956
Enterprise	5,759	—	5,759	4,135	—	4,135
Imaging	440	107	547	1,351	53	1,404
Corporate	1,182	2,463	3,645	2,679	34	2,713
Total restructuring expense	$10,897	$3,203	$14,100	$14,415	$1,075	$15,490
For the nine months ended June 30, 2014, we recorded net restructuring charges of $14.1 million, which included a $10.9 million severance charge related to the elimination of approximately 200 personnel across multiple functions including the impact of eliminating duplicative positions resulting from acquisitions, and $3.2 million primarily resulting from the restructuring of facilities that will no longer be utilized.
In addition to the restructuring charges, we have recorded certain other charges (credits) that are the result of unplanned events, and arose outside of the ordinary course of continuing operations, including litigation contingency reserves and the disposition of certain non-core product lines. For the three and nine months ended June 30, 2014, other charges totaled $0.1 million and $3.1 million, respectively. For the nine months ended June 30, 2013, other credits totaled ($0.8) million.

11.	Debt and Credit Facilities
At June 30, 2014 and September 30, 2013, we had the following borrowing obligations (dollars in thousands):

	June 30, 2014	September 30, 2013
5.375% Senior Notes due 2020, net of unamortized premium of $4.8 million and $5.4 million, respectively. Effective interest rate 5.28%.	$1,054,797	$1,055,385
2.75% Convertible Debentures due 2031, net of unamortized discount of $95.1 million and $113.5 million, respectively. Effective interest rate 7.43%.	594,878	576,524
2.75% Convertible Debentures due 2027, net of unamortized discount of $1.3 million and $8.8 million, respectively. Effective interest rate 7.30%.	248,713	241,206
Credit Facility, net of unamortized original issue discount of $1.0 million and $1.2 million respectively.	477,567	481,016
Total long-term debt	$2,375,955	$2,354,131
Less: current portion	253,547	246,040
Non-current portion of long-term debt	$2,122,408	$2,108,091

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.75% Convertible Debentures due 2031
As of June 30, 2014 and September 30, 2013, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the principal amount in cash prior to maturity.
2.75% Convertible Debentures due 2027
The 2027 Debentures may be redeemed at the holders option in August 2014. As a result, we have classified the obligation in current liabilities at June 30, 2014 and September 30, 2013.
On August 11, 2014, we issued a notice of redemption to the holders of the 2027 Debentures indicating that we are calling the outstanding debentures on or about September 24, 2014. Upon redemption, the holders of the debentures will receive cash equal to $1,000 per $1,000 principal amount, together with any accrued and unpaid interest on the Debentures being redeemed. As a result of the announced redemption, the Debentures are becoming convertible in accordance with their terms.
Credit Facility
The Credit Facility includes a term loan and a $75 million revolving credit line, including letters of credit. The term loan matures on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of June 30, 2014, there were $5.7 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at June 30, 2014 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At June 30, 2014, the applicable margin for the term loans was 2.75%, with an effective rate of 2.90%, on the outstanding balance of $478.6 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our net leverage ratio. As of June 30, 2014, the commitment fee rate was 0.375%.
The Credit Facility contains the most restrictive covenants of our long-term debt, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2014, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of June 30, 2014, we were in compliance with the requirements of our other long-term debt.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was required in the first quarter of fiscal 2014 as no excess cash flow, as defined in the agreement was generated in fiscal 2013. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.

12.	Stockholders' Equity
Stock Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $289.2 million remained available for stock repurchases as of June 30, 2014 pursuant to our stock repurchase program. We repurchased 1.6 million shares for $26.4 million during the nine months ended June 30, 2014. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Net Loss Per Share
Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 12.1 million and 14.7 million shares for the three months ended June 30, 2014 and 2013, respectively, and 12.1 million and 15.0 million shares for the nine months ended June 30, 2014 and 2013, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

14.	Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Cost of product and licensing	$238	$145	$1,200	$498
Cost of professional services and hosting	10,528	5,429	24,346	12,321
Cost of maintenance and support	1,290	558	2,480	3,091
Research and development	12,960	8,700	33,703	22,537
Selling and marketing	13,656	13,261	39,110	42,141
General and administrative	16,710	11,102	46,702	33,520
Total	$55,382	$39,195	$147,541	$114,108

Stock Options
The table below summarizes activity relating to stock options for the nine months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2013	4,184,158	$13.08
Granted	100,000	$15.19
Exercised	(423,413)	$9.43
Forfeited	(1,051)	$18.90
Expired	(98,208)	$16.36
Outstanding at June 30, 2014	3,761,486	$13.46	2.5 years	$20.1	million
Exercisable at June 30, 2014	3,749,438	$13.45	2.5 years	$20.0	million
Exercisable at June 30, 2013	4,593,210	$12.62	2.9 years	$26.6	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on June 30, 2014 ($18.77) and the exercise price of the underlying options.

The weighted-average intrinsic value of stock options exercised during the nine months ended June 30, 2014 and 2013 was $3.1 million and $20.2 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested Restricted Units is $0.001 per share. The table below summarizes activity relating to Restricted Units for the nine months ended June 30, 2014:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2013	5,587,181	9,095,424
Granted	2,952,869	6,795,172
Earned/released	(782,689)	(4,715,473)
Forfeited	(1,914,529)	(1,122,886)
Outstanding at June 30, 2014	5,842,832	10,052,237
Weighted average remaining recognition period of outstanding Restricted Units	1.7 years	1.8 years
Unearned stock-based compensation expense of outstanding Restricted Units	$80.1 million	$122.2 million
Aggregate intrinsic value of outstanding Restricted Units(a)	$109.7 million	$188.8 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on June 30, 2014 ($18.77) and the purchase price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Units vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2014	2013
Weighted-average grant-date fair value per share	$15.39	$21.79
Total intrinsic value of shares vested (in millions)	$82.7	$129.4
Restricted Stock Awards
Restricted Stock Awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to Restricted Stock Awards for the nine months ended June 30, 2014:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2013	1,000,000	$24.06
Granted	250,000	$15.71
Vested	(250,000)	$25.80
Outstanding at June 30, 2014	1,000,000	$21.54
Weighted average remaining recognition period of outstanding Restricted Awards	1.1 years
Unearned stock-based compensation expense of outstanding Restricted Awards	$12.6 million
Aggregate intrinsic value of outstanding Restricted Awards	$18.8 million
A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Stock Awards vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2014	2013
Weighted-average grant-date fair value per share	$15.71	$22.32
Total intrinsic value of shares vested (in millions)	$3.9	$5.3

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes
The components of provision from income taxes are as follows (dollars in thousands):

	Three months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Domestic	$4,710	$25,712	$8,505	$8,136
Foreign	2,249	1,278	7,826	10,967
Provision for income taxes	$6,959	$26,990	$16,331	$19,103
Effective tax rate	(14.7)%	(338.1)%	(12.3)%	(29.9)%

The effective income tax rate was (14.7)% and (12.3)% for the three and nine months ended June 30, 2014, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to earnings in foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland. The effective tax rate for the three and nine months ended June 30, 2014 included the impact of $1.0 million and ($2.8) million, respectively, in adjustments to the domestic valuation allowance as a result of acquisitions.
The effective income tax rate was (338.1)% and (29.9)% for the three and nine months ended June 30, 2013, respectively. The difference in the effective tax rate in fiscal 2013 as compared to the U.S. federal statutory rate of 35% was primarily driven by the establishment of a valuation allowance related to our net domestic deferred tax assets for which we concluded that the recoverability of the net assets was not more likely than not during the third quarter of fiscal 2013.
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
At June 30, 2014 and September 30, 2013, the liability for income taxes associated with uncertain tax positions was $21.1 million and $19.6 million, respectively, and is included in other long term liabilities. If these benefits were recognized, they would favorably impact the effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next twelve months.

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
We do not track our assets by operating segment; consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
Segment revenues(a):
Healthcare	$240,099	$238,168	$704,382	$684,939
Mobile and Consumer	109,161	110,991	334,205	358,895
Enterprise	85,103	78,866	261,505	237,048
Imaging	52,451	62,769	166,740	186,359
Total segment revenues	486,814	490,794	1,466,832	1,467,241
Acquisition-related revenues	(11,310)	(21,025)	(45,695)	(84,205)
Total consolidated revenues	475,504	469,769	1,421,137	1,383,036
Segment profit:
Healthcare	84,916	94,779	254,853	273,540
Mobile and Consumer	20,522	32,153	51,812	108,634
Enterprise	17,501	20,026	55,714	55,094
Imaging	16,887	24,990	60,271	75,614
Total segment profit	139,826	171,948	422,650	512,882
Corporate expenses and other, net	(25,292)	(40,361)	(86,624)	(96,670)
Acquisition-related revenues and cost of revenues adjustment	(10,450)	(19,334)	(42,319)	(77,439)
Stock-based compensation	(55,382)	(39,195)	(147,541)	(114,108)
Amortization of intangible assets	(42,293)	(42,490)	(126,872)	(126,837)
Acquisition-related (costs) income, net	(9,110)	8,458	(18,710)	(22,723)
Restructuring and other charges, net	(8,622)	(7,940)	(17,178)	(14,669)
Costs associated with IP collaboration agreements	(4,937)	(4,937)	(14,811)	(15,645)
Other expense, net	(31,028)	(34,133)	(101,151)	(108,606)
Loss before income taxes	$(47,288)	$(7,984)	$(132,556)	$(63,815)

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. Segment revenues

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
United States	$350,363	$338,432	$1,040,135	$1,003,024
International	125,141	131,337	381,002	380,012
Total revenues	$475,504	$469,769	$1,421,137	$1,383,036

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings” and “Risk Factors,” under Items 1 and 1A, respectively, of Part II of this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

•	our future bookings, revenues, cost of revenues, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;

•	our strategy relating to our segments;

•	market trends;

•	technological advancements;

•	the potential of future product releases;

•	our product development plans and the timing, amount and impact of investments in research and development;

•	future acquisitions, and anticipated benefits from acquisitions;

•	international operations and localized versions of our products; and

•	the conduct, timing and outcome of legal proceedings and litigation matters.
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

•
Healthcare.  Trends in our healthcare business include continuing customer preference for hosted solutions and other time-based licenses, and increasing interest in the use of mobile devices to access healthcare systems and records. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products, as well as transactions which involve the sale of multiple solutions, such as both hosted transcription services and Dragon Medical licenses. Although the volume processed in our hosted transcription services has steadily increased due to the expanding customer base, we have experienced some erosion in lines processed when customers adopt electronic medical record (EMR) systems, and when in some cases customers use our licensed Dragon Medical product to support input into the EMR.  We believe an important trend in the healthcare market is the desire to improve efficiency in the coding and revenue cycle management process. Our solutions reduce costs by increasing automation of this important workflow, and also enable hospitals to improve documentation used to support billings. In addition to improved efficiency, there is an impending change in the industry coding standard from ICD-9 to ICD-10, which will significantly increase the number of possible codes, and therefore, increase the complexity of this process, which in turn reinforces our customers' desire for improved efficiency. We are investing to expand our product set to address the various healthcare opportunities, including deeper integration with our clinical documentation solutions, as well as expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

•
Mobile and Consumer.  Trends in our mobile and consumer segment include device manufacturers requiring custom applications to deliver unique and differentiated products such as virtual assistants, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and in automobiles, the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers, tablet and laptop computers, cameras and third-party applications and away from consumer software. The more powerful capabilities of mobile devices require us to supply a broader set of technologies to support the increasing scope and complexity of the solutions. These technologies include cloud-based speech recognition, natural language understanding, dialog management, text-to-speech and enhanced text input, where the complexity of the technologies allow us to charge a higher price. Within given levels of our technology set, we have seen pricing pressures from our OEM partners in our mobile handset business. We continue to see strong demand involving the sale and delivery of both software and non-software related services, as well as products to help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional upfront licensing of our mobile products and solutions. Although this has a negative impact on near-term revenue, we believe this model will build stronger and more predictable revenues over time. We are investing to increase our capabilities and capacity to help device manufacturers build custom applications, to increase the capacity of our data centers, to increase the number, kinds and capacity of network services, to enable developers to access our technology, and to expand both awareness and channels for our direct-to-consumer products.

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

•
Imaging.  The imaging market is evolving to include more networked solutions, mobile access to networked solutions, multi-function devices, and away from packaged software. We expect to expand our traditional packaged software sales with subscription versions. We are investing to improve mobile access to our networked products, expand our distribution channels and embedding relationships, and expand our language coverage.

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

Strategy

During fiscal 2014, we continued to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We have increased our focus on operating efficiencies, expense and hiring discipline and acquisition synergies to improve gross margins and operating margins. We intend to continue to pursue growth through the following key elements of our strategy:

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

•
Pursue Strategic Acquisitions and Partnerships.  We have selectively pursued strategic acquisitions to expand our technology, solutions and resources, and to complement our organic growth. We use these acquisitions to deliver enhanced value to our customers, partners, employees and shareholders. We intend to continue to pursue acquisitions that enhance our solutions, serve specific vertical markets and strengthen our technology portfolio. We have, however, recently slowed the pace and reduced the size of acquisitions to focus our resources more on driving organic growth. We also have formed key partnerships with other important companies in our markets of interest, and intend to continue to do so in the future where it will enhance the value of our business.

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenues, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, is as follows:

•	Total revenues increased by $38.1 million to $1,421.1 million;

•	Net loss increased by $66.0 million to a loss of $148.9 million;

•	Gross margins decreased by 3.5 percentage points to 55.4%;

•	Operating margins decreased by 5.4 percentage points to (2.2)%; and

•	Cash provided by operating activities decreased by $39.3 million to $262.2 million.
In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics as of June 30, 2014, as compared to June 30, 2013, is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions increased 6% from one year ago to approximately 5.5 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•
Bookings increased 17% from one year ago to $547.0 million. Bookings growth was led by our Mobile Auto, voicemail-to-text, and Enterprise on-demand offerings, offset by lower bookings in our Imaging MFP, Mobile Handset and Dragon Consumer products. Bookings represent the estimated gross revenue value of transactions at the time of contract execution, except for maintenance and support offerings. For fixed price contracts, the bookings value represents the gross total contract value. For contracts where revenue is based on transaction volume, the bookings value represents the contract price multiplied by the estimated future transaction volume during the contract term, whether or not such transaction volumes are guaranteed under a minimum commitment clause. Actual results could be different than our initial estimate. The maintenance and support bookings value represents the amounts billed in the period the customer is invoiced. Because of the inherent estimates required to determine bookings and the fact that the actual resultant revenue may differ from our initial bookings estimates, we consider bookings one indicator of potential future revenue and not as an arithmetic measure of backlog; and

•
Estimated three-year value of on-demand contracts increased 8% from one year ago to approximately $2.3 billion. We expect that an increasing portion of our revenue will come from on-demand services. We determine this value as of the end of the period reported, by using our best estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.
RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Product and licensing	$168.2	$191.6	$(23.4)	(12.2)%	$521.5	$561.3	$(39.8)	(7.1)%
Professional services and hosting	231.7	210.4	21.3	10.1%	677.3	624.0	53.3	8.5%
Maintenance and support	75.6	67.8	7.8	11.5%	222.3	197.7	24.6	12.4%
Total Revenues	$475.5	$469.8	$5.7	1.2%	$1,421.1	$1,383.0	$38.1	2.8%
United States	$350.4	$338.4	$12.0	3.5%	$1,040.1	$1,003.0	$37.1	3.7%
International	125.1	131.4	(6.3)	(4.8)%	381.0	380.0	1.0	0.3%
Total Revenues	$475.5	$469.8	$5.7	1.2%	$1,421.1	$1,383.0	$38.1	2.8%
The geographic split for the three months ended June 30, 2014, was 74% of total revenues in the United States and 26% internationally, compared to 72% of total revenues in the United States and 28% internationally for the same period last year. The geographic split for the nine months ended June 30, 2014, was essentially flat as compared to the same period last year with 73% of total revenues in the United States and 27% internationally.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Product and licensing revenue	$168.2	$191.6	$(23.4)	(12.2)%	$521.5	$561.3	$(39.8)	(7.1)%
As a percentage of total revenue	35.4%	40.8%			36.7%	40.6%
The decrease in product and licensing revenue for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, consisted of an $8.1 million decrease in Imaging, a $7.2 million decrease in Enterprise, and a $6.1 million decrease in Mobile and Consumer. The decrease in Imaging revenue was due to lower sales of our multi-functional peripheral products as well as reduced demand for packaged software. The decrease in Enterprise revenue was primarily driven by lower sales of on-premise solutions. The decrease in Mobile and Consumer includes the impact of lower sales in Dragon desktop consumer products in advance of the July 2014 launch of Dragon NaturallySpeaking 13.
The decrease in product and licensing revenue for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, consisted of a $34.7 million decrease in Mobile and Consumer revenue, and a $16.4 million decrease in Enterprise revenue. The decrease in Mobile and Consumer revenue was driven by a $17.5 million decrease in sales of our embedded licenses, resulting from a continuing shift toward on-demand and ratable pricing models, together with a decrease of $16.8 million in Dragon desktop consumer products in advance of the July 2014 launch of Dragon NaturallySpeaking13 and an overall weakness in desktop software sales. The decrease in Enterprise revenues was primarily driven by lower sales of on-premise solutions. These decreases were offset by a $14.8 million increase in Healthcare revenue, including an $11.6 million increase in sales of our Clintegrity solutions, together with a $5.9 million increase in sales of Dragon Medical licenses.
As a percentage of total revenue, product and licensing revenue decreased from 40.6% to 36.7% for the nine months ended June 30, 2014. This decrease was driven by lower sales of embedded licenses in our Mobile and Consumer segment, resulting from a continuing shift toward on-demand and hosting services. Within product and licensing revenue, we are also seeing more term-based, subscription and transactional pricing models, which are recognized over time. In addition, the decrease includes the impact of our recent acquisitions, which have a higher proportion of on-demand hosting revenue. We expect this trend to continue through the remainder of fiscal 2014.
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

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Professional services and hosting revenue	$231.7	$210.4	$21.3	10.1%	$677.3	$624.0	$53.3	8.5%
As a percentage of total revenue	48.7%	44.8%			47.7%	45.1%
The increase in professional services and hosting revenue for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, consisted of an $11.4 million increase in our Enterprise revenue and a $5.3 million increase in our Healthcare revenue primarily driven by our recent acquisitions. Mobile and Consumer revenue increased $4.4 million resulting from a continuing shift toward on-demand and hosting services.
The increase in professional services and hosting revenue for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, included a $32.0 million increase in Enterprise revenue primarily driven by our recent acquisitions. Healthcare revenue increased $12.7 million driven by a $7.4 million increase in revenues from our Clintegrity product line and a $5.3 million increase in revenues from our Clinical Documentation Solutions. The revenue increase in our Clinical Documentation Solutions included $19.7 million of revenues from acquisitions, partially offset by the negative impact from the continued erosion resulting from customers' migration to electronic medical records.
As a percentage of total revenue, professional services and hosting revenue increased from 45.1% to 47.7% for the nine months ended June 30, 2014. This increase was driven by our recent Healthcare and Enterprise acquisitions, which have a higher proportion of professional services and hosting revenue. The increase also includes the continuing shift toward on-demand and hosting services in our Mobile and Consumer segment. We expect this revenue mix shift to continue through the remainder of fiscal 2014.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Maintenance and support revenue	$75.6	$67.8	$7.8	11.5%	$222.3	$197.7	$24.6	12.4%
As a percentage of total revenue	15.9%	14.4%			15.6%	14.3%
The increase in maintenance and support revenue for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, resulted from strong maintenance renewals, including a $3.7 million increase in Imaging, together with an increase of $2.9 million in Healthcare revenue driven by sales of our Dragon Medical solutions.
The increase in maintenance and support revenue for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, resulted from strong maintenance renewals in all of our segments, including an $8.9 million increase in Healthcare revenue driven by sales of Dragon Medical solutions, together with an increase of $8.5 million in Imaging revenues.

Costs and Expenses
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Cost of product and licensing revenue	$23.9	$25.8	$(1.9)	(7.4)%	$74.6	$75.1	$(0.5)	(0.7)%
As a percentage of product and licensing revenue	14.2%	13.5%			14.3%	13.4%
The decrease in cost of product and licensing revenue for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, consisted of a $3.0 million decrease in Imaging costs primarily driven by lower Imaging revenue. Gross margins decreased 0.7 percentage points primarily driven by lower revenues from higher margin license products in our Enterprise business.
The decrease in cost of product and licensing revenue for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, consisted of a $2.5 million reduction in Imaging costs due to lower revenue and a $2.1 million reduction in Mobile and Consumer costs, primarily driven by lower sales of our Dragon desktop consumer products. The decrease in expense was offset by a $2.5 million increase in Healthcare costs primarily driven by higher sales of our Dragon Medical products and Clintegrity solutions. Gross margins decreased 0.9 percentage points, primarily driven by lower revenues from higher margin license products in our Enterprise and Mobile and Consumer businesses.
Cost of Professional Services and Hosting Revenue
Cost of professional services and hosting revenue primarily consists of compensation for services personnel, outside consultants and overhead, as well as the hardware, infrastructure and communications fees that support our hosting solutions. The following table shows the cost of professional services and hosting revenue, in dollars and as a percentage of professional services and hosting revenue (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Cost of professional services and hosting revenue	$163.6	$140.4	$23.2	16.5%	$475.6	$404.1	$71.5	17.7%
As a percentage of professional services and hosting revenue	70.6%	66.7%			70.2%	64.8%

The increase in the cost of professional services and hosting revenue for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was due to a $7.3 million increase in Enterprise costs driven by our recent acquisitions. Healthcare costs increased $6.1 million as a result of recent acquisitions and higher transcription related costs. Mobile and Consumer costs increased $5.6 million driven by investment in our connected services infrastructure, as we continue to fund an increasing volume of large-scale engagements in our mobile business where the demand for advanced, cloud-based services continues to grow. In addition, stock-based compensation expense increased $5.1 million over the prior period. Performance-based awards and annual bonuses were lower in the prior period as a result of weaker than planned operating results. Gross margins decreased 3.9 percentage points primarily driven by growth in transcription related costs in our Healthcare segment as well as investment in our connected services infrastructure in our Mobile business. In addition, increased stock-based compensation expense impacted gross margins by 2.2 percentage points.
The increase in the cost of professional services and hosting revenue for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, was due to a $22.7 million increase in Healthcare costs as a result of recent acquisitions and higher transcription related costs. Mobile and Consumer costs increased $22.6 million driven by investment in our connected services infrastructure, as we continue to fund an increasing volume of large-scale engagements in our Mobile business, where the demand for advanced, cloud-based services continues to grow. Our Enterprise costs also increased $13.6 million driven by our recent acquisitions. In addition, stock-based compensation expense increased $12.0 million over the prior period. Performance-based awards and annual bonuses were lower in the prior period as a result of weaker than planned operating results. Gross margins decreased 5.4 percentage points primarily driven by investment in our connected services infrastructure in our Mobile business, as well as growth in transcription related costs in our Healthcare segment. We expect this trend to continue through the remainder of fiscal 2014. In addition, increased stock-based compensation expense reduced gross margins by 1.8 percentage points.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Cost of maintenance and support revenue	$13.6	$12.6	$1.0	7.9%	$38.5	$40.5	$(2.0)	(4.9)%
As a percentage of maintenance and support revenue	18.0%	18.6%			17.3%	20.5%
The increase in the cost of maintenance and support revenue for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to a $0.7 million increase in stock-based compensation, together with a $0.4 million increase in Imaging costs driven by higher sales. Gross margins increased 0.6 percentage points.
The decrease in the cost of maintenance and support revenue for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, was primarily due to a $1.1 million decrease in Imaging costs together with a reduction in Healthcare costs of $0.6 million. Gross margins increased 3.2 percentage points driven by cost improvements in all of our businesses.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Research and development expense	$87.1	$73.1	$14.0	19.2%	$252.2	$211.5	$40.7	19.2%
As a percentage of total revenue	18.3%	15.6%			17.7%	15.3%
The increase in research and development expense for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily attributable to a $10.7 million increase in compensation expense, driven by headcount growth, including additional headcount from our recent acquisitions, together with a $4.3 million increase in stock-based compensation expense. Performance-based awards and annual bonuses were lower in the prior period as a result of weaker than planned operating results.
The increase in research and development expense for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, was primarily attributable to a $28.4 million increase in compensation expense, driven by headcount growth, including additional headcount from our recent acquisitions, together with an $11.2 million increase in stock-based compensation expense. Performance-based awards and annual bonuses were lower in the prior year as a result of weaker than planned operating results. We have increased investment in research and development expense to fund cloud-based speech systems and natural language understanding advancements to extend our technology capabilities.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Sales and marketing expense	$99.8	$98.9	$0.9	0.9%	$317.0	$313.9	$3.1	1.0%
As a percentage of total revenue	21.0%	21.1%			22.3%	22.7%
The increase in sales and marketing expense for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily attributable to a $2.3 million increase in compensation expense, including commission expense. The increase in compensation expense was driven primarily by headcount growth, including additional headcount from our recent acquisitions. The increase was offset by a reduction of $1.7 million in travel expenses.
The increase in sales and marketing expense for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, was primarily attributable to a $10.6 million increase in compensation expense, including commission expense. The increase in compensation expense was driven primarily by headcount growth, including additional headcount from our recent acquisitions. The increase was offset by a decrease of $3.0 million in stock-based compensation expense, a decrease of $2.9 million in marketing and channel program spending and a decrease of $1.8 million in travel expenses.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
General and administrative expense	$43.7	$50.8	$(7.1)	(14.0)%	$131.9	$128.9	$3.0	2.3%
As a percentage of total revenue	9.2%	10.8%			9.3%	9.3%
The decrease in general and administrative expense for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily attributable to a $6.3 million decrease in our outside professional services expense and a $4.6 million decrease in contribution expense. The decrease in expense was offset by a $5.6 million increase in stock-based compensation expense. Performance-based awards and annual bonuses were lower in the prior period as a result of weaker than planned operating results.
The increase in general and administrative expense for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, was primarily attributable to a $13.2 million increase in stock-based compensation expense. Performance-based awards and annual bonuses were lower in the prior year as a result of weaker than planned operating results. The increase in expense was offset by a $4.6 million decrease in contribution expense and a $3.6 million decrease in outside professional services expense.

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

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Cost of revenue	$15.0	$15.2	$(0.2)	(1.3)%	$45.5	$48.1	$(2.6)	(5.4)%
Operating expenses	27.3	27.3	—	—%	81.3	78.7	2.6	3.3%
Total amortization expense	$42.3	$42.5	$(0.2)	(0.5)%	$126.8	$126.8	$—	—%
As a percentage of total revenue	8.9%	9.0%			8.9%	9.2%
The increase in amortization of intangible assets in our operating expenses for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, was primarily attributable to the amortization of acquired intangible assets from our acquisitions during the period that have higher relative allocations of fair value to customer relationships. The decrease in amortization of intangible assets in our cost of revenue for the three and nine months ended June 30, 2014 was primarily attributable to certain intangible assets becoming fully amortized in the period.
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

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Transition and integration costs	$5.6	$6.0	$(0.4)	(6.7)%	$14.0	$23.9	$(9.9)	(41.4)%
Professional service fees	3.4	3.4	—	—%	9.1	16.7	(7.6)	(45.5)%
Acquisition-related adjustments	0.1	(17.9)	18.0	(100.6)%	(4.4)	(17.9)	13.5	(75.4)%
Total acquisition-related costs, net	$9.1	$(8.5)	$17.6	(207.1)%	$18.7	$22.7	$(4.0)	(17.6)%
As a percentage of total revenue	1.9%	(1.8)%			1.3%	1.6%
For the nine months ended June 30, 2014, transition and integration costs decreased $9.9 million and professional service fees decreased $7.6 million as compared to the nine months ended June 30, 2013, as a result of our strategy to slow the pace and reduce the size of acquisitions in fiscal 2014.
Included in acquisition-related adjustments for the nine months ended June 30, 2014 and 2013, is income of $7.7 million and $17.8 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal 2008 and 2007, respectively, following the expiration of the applicable statute of limitations. As a result, we have eliminated these contingent liabilities, and included the adjustment in acquisition-related costs, net in our consolidated statements of operations in the applicable period.

Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. Other amounts may include gains or losses on sales of non-strategic assets or product lines. The following table sets forth the activity relating to the restructuring accruals included in restructuring and other charges, net for the nine months ended June 30, 2014 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2013	$4.2	$1.2	$5.4
Restructuring charges	10.9	3.2	14.1
Non-cash adjustments	—	0.8	0.8
Cash payments	(7.0)	(2.6)	(9.6)
Balance at June 30, 2014	$8.1	$2.6	$10.7
For the nine months ended June 30, 2014, we recorded net restructuring charges of $14.1 million, which included a $10.9 million severance charge related to the elimination of approximately 200 personnel across multiple functions including the impact of eliminating duplicative positions resulting from acquisitions, and $3.2 million primarily resulting from the restructuring of facilities that will no longer be utilized.
In addition to the restructuring charges, we have recorded certain other charges (credits) that are the result of unplanned events, and arose outside of the ordinary course of continuing operations, including litigation contingency reserves and the disposition of certain non-core product lines. For the three and nine months ended June 30, 2014, other charges totaled $0.1 million and $3.1 million, respectively. For the nine months ended June 30, 2013, other charges (credits) totaled ($0.8) million.
Other Income (Expense)
Other income (expense) consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other income (expense), in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Interest income	$0.5	$0.4	$0.1	25.0%	$1.7	$1.3	$0.4	30.8%
Interest expense	(31.9)	(34.1)	2.2	(6.5)%	(99.9)	(102.1)	2.2	(2.2)%
Other income (expense), net	0.4	(0.4)	0.8	(200.0)%	(3.0)	(7.9)	4.9	(62.0)%
Total other expense, net	$(31.0)	$(34.1)	$3.1	(9.1)%	$(101.2)	$(108.7)	$7.5	(6.9)%
As a percentage of total revenue	6.5%	7.3%			7.1%	7.9%

For the nine months ended June 30, 2014, other expense decreased $4.9 million primarily driven by a reduction in loss related to our security price guarantees as compared to the same period last year.
Provision for Income Taxes
The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three months ended		Dollar Change	Percent Change	Nine months ended		Dollar Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Provision for income taxes	$7.0	$27.0	$(20.0)	(74.1)%	$16.3	$19.1	$(2.8)	(14.7)%
Effective income tax rate	(14.7)%	(338.1)%			(12.3)%	(29.9)%

The effective income tax rate was (14.7)% and (12.3)% for the three and nine months ended June 30, 2014, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to earnings in foreign operations, which are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.

The effective tax rate for the three and nine months ended June 30, 2014 included the impact of $1.0 million and $(2.8) million, respectively, in adjustments to the domestic valuation allowance as a result of acquisitions.
The effective income tax rate was (338.1)% and (29.9)% for the three and nine months ended June 30, 2013, respectively. The difference in the effective tax rate in fiscal 2013 as compared to the U.S. federal statutory rate of 35% was primarily driven by the establishment of a valuation allowance related to our net domestic deferred tax assets, which we concluded that the recoverability of the net assets was not more likely than not during the third quarter of fiscal 2013.
Our effective income tax rate is based upon the income for the year, the composition of income in different countries, changes relating to valuation allowances for certain countries if, and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.
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

	Three months ended		Change	Percent Change	Nine months ended		Change	Percent Change
	June 30,				June 30,
	2014	2013			2014	2013
Segment Revenues
Healthcare	$240.1	$238.1	$2.0	0.8%	$704.4	$684.9	$19.5	2.8%
Mobile and Consumer	109.2	111.0	(1.8)	(1.6)%	334.2	358.9	(24.7)	(6.9)%
Enterprise	85.1	78.9	6.2	7.9%	261.5	237.0	24.5	10.3%
Imaging	52.4	62.8	(10.4)	(16.6)%	166.7	186.4	(19.7)	(10.6)%
Total segment revenues	$486.8	$490.8	$(4.0)	(0.8)%	$1,466.8	$1,467.2	$(0.4)	—%
Acquisition-related revenues adjustments	(11.3)	(21.0)	9.7	(46.2)%	(45.7)	(84.2)	38.5	(45.7)%
Total revenues	$475.5	$469.8	$5.7	1.2%	$1,421.1	$1,383.0	$38.1	2.8%
Segment Profit
Healthcare	$84.9	$94.8	$(9.9)	(10.4)%	$254.9	$273.5	$(18.6)	(6.8)%
Mobile and Consumer	20.5	32.2	(11.7)	(36.3)%	51.8	108.6	(56.8)	(52.3)%
Enterprise	17.5	20.0	(2.5)	(12.5)%	55.7	55.1	0.6	1.1%
Imaging	16.9	25.0	(8.1)	(32.4)%	60.3	75.6	(15.3)	(20.2)%
Total segment profit	$139.8	$172.0	$(32.2)	(18.7)%	$422.7	$512.8	$(90.1)	(17.6)%
Segment Profit Margin
Healthcare	35.4%	39.8%	(4.4)		36.2%	39.9%	(3.7)
Mobile and Consumer	18.8%	29.0%	(10.2)		15.5%	30.3%	(14.8)
Enterprise	20.6%	25.3%	(4.7)		21.3%	23.2%	(1.9)
Imaging	32.3%	39.8%	(7.5)		36.2%	40.6%	(4.4)
Total segment profit margin	28.7%	35.0%	(6.3)		28.8%	35.0%	(6.2)
Segment Revenue
Three months ended June 30, 2014

•
Healthcare segment revenue increased $2.0 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Product and licensing revenue decreased $4.1 million driven by lower sales in Dragon Medical licenses. Professional services and hosting revenue increased $3.1 million due to $6.6 million of additional revenue from our recent acquisitions offset by the negative impact from the continued EMR erosion. Maintenance and support revenue increased $2.9 million driven by strong renewals related to our Dragon Medical licenses.

•
Mobile and Consumer segment revenue decreased $1.8 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Product and licensing revenue decreased $6.5 million, driven primarily by decreased sales of our Dragon desktop consumer products in advance of the July 2014 launch of Dragon NaturallySpeaking13. Professional services and hosting revenue increased $4.7 million, which included $2.2 million from our recent acquisitions. The combination of our recent acquisitions and the shift toward on-demand and hosting services resulted in a 4.8 percentage point increase in on-demand revenue as a percentage of Mobile and Consumer segment revenue during the period.

•
Enterprise segment revenue increased $6.2 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Professional services and hosting revenue increased $12.2 million primarily driven by our recent acquisitions. This was offset by a decrease of $7.2 million in product and licensing revenues related to our on-premise solutions.

•
Imaging segment revenue decreased $10.4 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, as a result of a decrease of $13.8 million in product and licensing revenue due to lower sales of our multi-functional peripheral products as well as reduced demand for packaged software, offset by a $3.3 million increase in maintenance and support revenue.

Nine months ended June 30, 2014

•
Healthcare segment revenue increased $19.5 million for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013. Maintenance and support revenue increased $8.9 million driven by strong renewals related to our Dragon Medical licenses. Professional services and hosting revenue increased $5.4 million due to acquisitions adding $20.2 million in revenue, offset by the negative impact in our on-demand revenue from the continued EMR erosion. Product and licensing revenue increased $5.2 million driven by higher sales in Dragon Medical licenses.

•
Mobile and Consumer segment revenue decreased $24.7 million for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013. Product and licensing revenue declined $36.4 million, driven primarily by an $18.9 million decrease in embedded license sales in our automotive and handset businesses, as our markets and customers continued to shift toward on-demand and ratable pricing models. In addition, there was a $16.8 million decrease in sales of our Dragon desktop consumer products in advance of the July 2014 launch of Dragon NaturallySpeaking13 and an overall weakness in desktop software sales. Professional services and hosting revenue increased $10.1 million driven by our recent acquisitions. The combination of our recent acquisitions and the shift toward on-demand and ratable pricing models resulted in a 5.0 percentage point increase in our on-demand revenue as a percentage of Mobile and Consumer segment revenue during the period.

•
Enterprise segment revenue increased $24.5 million for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013. Professional services and hosting revenue increased $35.8 million driven by our recent acquisitions. Product and licensing revenue decreased $16.4 million as a result of lower sales of our on-premise solutions. Maintenance and support revenue increased $5.1 million driven by strong renewals related to our on-premise solutions.

•
Imaging segment revenue decreased $19.7 million for the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013, as a result of a decrease of $27.2 million in product and licensing revenue due to lower sales of our multi-functional peripheral products as well as reduced demand for packaged software, offset by a $7.5 million increase in maintenance and support revenue.

Segment Profit
Three months ended June 30, 2014

•
Healthcare segment profit for the three months ended June 30, 2014 decreased 10.4% from the same period last year, primarily driven by increased costs from growth in sales of our on-demand solutions and increased investments in research and development. Segment profit margin decreased 4.4 percentage points, from 39.8% for the same period last year to 35.4% during the current period. The decrease in segment profit margin was primarily driven by a decrease of 2.0 percentage points in segment gross margin due to higher transcription related costs. In addition, segment profit margin decreased 1.7 percentage points due to increased investments in research and development to fund the advancement of clinical language understanding.

•
Mobile and Consumer segment profit for the three months ended June 30, 2014 decreased 36.3% from the same period last year, driven by lower product and licensing revenue, increased costs to support the growth of our on-demand services and increased investment in research and development. Segment profit margin decreased 10.2 percentage points, from 29.0% for the same period last year to 18.8% during the current period. The decrease in segment profit margin was primarily driven by a 6.1 percentage point decrease in segment gross margin as our markets and customers continued to shift from embedded to on-demand solutions, driving increased costs to deploy large custom solutions for key customers, as well as a 6.1 percentage point increase in research and development spending related to acquisitions and investments to support cloud-based speech systems and natural language understanding advancements.

•
Enterprise segment profit for the three months ended June 30, 2014 decreased 12.5% from the same period last year, driven by lower product and licensing sales. Segment profit margin decreased 4.7 percentage points, from 25.3%

for the same period last year to 20.6% in the current period. The decrease in segment profit margin was driven by decline in segment gross margin as a result of lower product and licensing sales.

•
Imaging segment profit for the three months ended June 30, 2014 decreased 32.4% from the same period last year, driven by lower product and licensing sales. Segment profit margin decreased 7.5 percentage points, from 39.8% last year to 32.3% in the current period. The decrease in segment profit margin was primarily driven by increased sales and marketing spending to support new product launches.

Nine months ended June 30, 2014

•
Healthcare segment profit for the nine months ended June 30, 2014 decreased 6.8% from the same period last year, primarily driven by increased costs from growth in sales of our on-demand solutions and increased investments in research and development. Segment profit margin decreased 3.7 percentage points, from 39.9% for the same period last year to 36.2% during the current period. The decrease in segment profit margin was primarily driven by a decrease of 2.3 percentage points in segment gross margin due to higher transcription related costs. In addition, segment profit margin decreased 1.1 percentage points due to increased investments in research and development to fund the advancement of clinical language understanding.

•
Mobile and Consumer segment profit for the nine months ended June 30, 2014 decreased 52.3% from the same period last year, primarily driven by lower product and licensing revenue, increased costs to support the growth of our on-demand services and increased investments in research and development. Segment profit margin decreased 14.8 percentage points, from 30.3% for the same period last year to 15.5% during the current period. The decrease in segment profit margin was primarily driven by an 8.0 percentage point decrease in segment gross margin as our markets and customers continued to shift from embedded to on-demand solutions, driving increased costs to deploy large custom solutions for key customers, as well as a 7.0 percentage point increase in research and development spending related to acquisitions and investments to support cloud-based speech systems and natural language understanding advancements.

•
Enterprise segment profit for the nine months ended June 30, 2014 increased 1.1% from the same period last year, driven by lower product and licensing sales. Segment profit margin decreased 1.9 percentage points, from 23.2% for the same period last year to 21.3% in the current period. The decrease in segment profit margin was driven by decline in segment gross margin as a result of lower product and licensing sales.

•
Imaging segment profit for the nine months ended June 30, 2014 decreased 20.2% from the same period last year, driven by lower product and licensing sales. Segment profit margin decreased 4.4 percentage points, from 40.6% for the same period last year to of 36.2% during the current period. The decrease in segment profit margin was primarily driven by increased sales and marketing spending to support new product launches.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and marketable securities totaled $888.5 million as of June 30, 2014, an increase of $41.7 million as compared to $846.8 million as of September 30, 2013. Our working capital was $595.9 million as of June 30, 2014, as compared to $604.3 million as of September 30, 2013. Cash and cash equivalents and marketable securities held by our international operations totaled $62.9 million and $65.8 million at June 30, 2014 and September 30, 2013, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity. As of June 30, 2014, our total accumulated deficit was $529.1 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2014 was $262.2 million, a decrease of $39.3 million, as compared to cash provided by operating activities of $301.5 million for the nine months ended June 30, 2013. The net decrease was primarily driven by the following factors:

•	A decrease in cash flows of $59.3 million generated by changes in working capital excluding deferred revenue; and

•	Offset by an increase in cash flows of $34.0 million from an overall increase in deferred revenue.

Cash Used in Investing Activities
Cash used in investing activities for the nine months ended June 30, 2014 was $164.3 million, a decrease of $452.6 million, as compared to cash used in investing activities of $616.9 million for the nine months ended June 30, 2013. The net decrease was primarily driven by the following factors:

•
A decrease in cash outflows of $438.6 million for business and technology acquisitions during the nine months ended June 30, 2014 resulting from our strategy to slow the pace and reduce the size of acquisitions during the period; and

•	An increase in cash net inflows of $13.7 million from our marketable securities and other investments activities.
Subsequent to June 30, 2014, we made an immaterial acquisition in our Imaging segment for total cash consideration of approximately $119.6 million. There is an additional payment of $12.0 million, payable in cash or shares of our common stock. The payment is due in one year, contingent upon the continued employment of certain named executives. Some or all of this additional consideration may become payable earlier if we elect to terminate the named executives without cause.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities for the nine months ended June 30, 2014 was $59.6 million, a decrease of $120.7 million, as compared to cash provided by financing activities of $61.1 million for the nine months ended June 30, 2013. The net cash decrease was primarily driven by the following factors:

•
A decrease in cash inflows of $351.7 million from the issuance of long-term debt. Total proceeds from the issuance of our 5.375% Senior Notes due 2020 in the nine months ended June 30, 2013, net of issuance costs, were $351.7 million;

•	A decrease in cash outflows of $143.5 million for the payment of long-term debt in October 2012;

•
A decrease in cash outflows of $76.6 million related to our share repurchase program announced in April 2013. During the nine months ended June 30, 2014, we repurchased 1.6 million shares of our common stock for total cash outflows of $26.4 million as compared to the repurchase of 6.1 million shares for total cash outflows of $103.0 million in the nine months ended June 30, 2013; and

•
A decrease in cash outflows of $18.3 million as a result of lower cash payments required to net share settle employee equity awards, due to our lower stock price and a decrease in vesting activities during the nine months ended June 30, 2014 as compared to the same period in fiscal 2013.

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
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2014, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due in 2027
We have $250 million of 2.75% convertible senior debentures due in 2027 (“the 2027 Debentures”) that were issued in a private placement. The 2027 Debentures bear an interest rate of 2.75% per annum, payable semi-annually in arrears beginning on February 15, 2008, and mature on August 15, 2027 subject to the right of the holders of the 2027 Debentures to require us to redeem the 2027 Debentures on August 15, 2014, 2017 and 2022. We have classified the obligation in current liabilities at June 30, 2014 and September 30, 2013.
If converted, the principal amount of the 2027 Debentures is payable in cash and any amounts payable in excess of the $250 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $19.47 per share, subject to adjustment as defined therein) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 120% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2027 Debentures; and (iv) at the option of the holder at any time on or after February 15, 2027. Additionally, we may redeem the 2027 Debentures, in whole or in part, on or after August 20, 2014 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2027 Debentures held by such holder on August 15, 2014, August 15, 2017 and August 15, 2022 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2027 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2014, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.
On August 11, 2014, we issued a notice of redemption to the holders of the 2027 Debentures indicating that we are calling the outstanding debentures on or about September 24, 2014. Upon redemption, the holders of the debentures will receive cash equal to $1,000 per $1,000 principal amount, together with any accrued and unpaid interest on the Debentures being redeemed. As a result of the announced redemption, the Debentures are becoming convertible in accordance with their terms.
Credit Facility
The Credit Facility includes a term loan and a $75 million revolving credit line, including letters of credit. The term loans mature on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of June 30, 2014, there were $5.7 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at June 30, 2014 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At June 30, 2014, the applicable margin for the term loans was 2.75%, with an effective rate of 2.90%, on the outstanding balance of $478.6 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our leverage ratio. As of June 30, 2014, the commitment fee rate was 0.375%.
The Credit Facility contains the most restrictive covenants of our long-term debt, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2014, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of June 30, 2014, we were in compliance with the requirements of our other long-term debt.
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
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $289.2 million remained available for stock repurchases as of June 30, 2014 pursuant to this repurchase program. We repurchased 1.6 million shares for $26.4 million during the nine months ended June 30, 2014. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
Off-Balance Sheet Arrangements, Contractual Obligations
Contingent Liabilities and Commitments
In connection with some of our acquisitions, we agree to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.
In connection with certain acquisitions made in fiscal 2014, we may be required to make up to $13.8 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $6.9 million, will be recorded as compensation expense over the applicable employment period.
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
Off-Balance Sheet Arrangements
Through June 30, 2014, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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

Information about those accounting policies we deem to be critical to our financial reporting may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Based on events occurring subsequent to September 30, 2013, we are updating certain of the Critical Accounting Policies, Judgments and Estimates.
Goodwill, Intangible and Other Long-Lived Assets and Impairment Assessments. We have significant long-lived tangible and intangible assets, including goodwill with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant finite-lived tangible and intangible assets are customer relationships, licensed technology, patents and core technology, completed technology, fixed assets and trade names. All finite-lived intangible assets are amortized over the estimated economic lives of the assets, generally using the straight-line method except where the pattern of the expected economic benefit is readily identifiable, primarily customer relationship intangibles, whereby amortization follows that pattern. The values of intangible assets determined in connection with a business combination, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of intangible and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Goodwill and indefinite-lived intangible assets are assessed for potential impairment at least annually, but also whenever events or changes in circumstances indicate the carrying values may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

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
We test goodwill for impairment annually in the fourth quarter, and between annual tests if indicators of potential impairment exist. The impairment test for goodwill compares the fair value of identified reporting unit(s) to its (their) carrying amount to assess whether such assets are impaired. We have six reporting units based on the level of information provided to, and review thereof, by our segment management.
We determine fair values for each of the reporting units using an income approach. When available and appropriate, we also use a comparative market approach to derive the fair values. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long--term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 12.0% to 17.5%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparable entities is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.
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
Based on the results of our third quarter of fiscal 2014, we determined that the recent experience of declining revenues and actual revenues not meeting plan for two of our reporting units represents a triggering event requiring a goodwill impairment test. The goodwill associated with these two reporting units totaled approximately $300 million as of June 30, 2014 and September 30, 2013. Based on our annual goodwill impairment analysis performed as of July 1, 2013, the fair values exceeded the carrying values of these reporting units by approximately 130% and 150%. To the extent that revenues do not meet the projected growth used in our fiscal 2013 annual goodwill impairment analysis, there may be a negative impact on the future cash flow assumptions. We were unable to reasonably estimate the amount of goodwill impairment, if any, during the third quarter and will complete our annual impairment test on all of our reporting units during the fourth quarter.
We periodically review long-lived assets other than goodwill for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset or asset group. Asset groups utilized in this analysis are identified as the lowest level grouping of assets for which largely independent cash flows can be identified. If impairment is indicated, the asset or asset group is written down to its estimated fair value.
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
Exchange Rate Sensitivity
We are exposed to changes in foreign currency exchange rates. Any foreign currency transaction, defined as a transaction denominated in a currency other than the local functional currency, will be reported in the functional currency at the applicable exchange rate in effect at the time of the transaction. A change in the value of the functional currency compared to the foreign currency of the transaction will have either a positive or negative impact on our financial position and results of operations.

Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the applicable period. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the euro, British pound, Canadian dollar, Japanese yen, Indian rupee and Hungarian forint.
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2014 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. We commenced this program so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $210.0 million at June 30, 2014. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, marketable securities and the outstanding debt under the Credit Facility.
At June 30, 2014, we held approximately $888.5 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $7.6 million per annum, based on the June 30, 2014 reported balances of our investment accounts.
At June 30, 2014, our total outstanding debt balance exposed to variable interest rates was $478.6 million. A hypothetical one percentage point increase in interest rates would result in an increase in our interest expense relative to our outstanding variable rate debt of $4.8 million per annum.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of June 30, 2014, we have security price guarantees outstanding covering approximately 234,375 shares. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flows as a result of security price guarantees.
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
Our debentures trade in the financial markets, and the fair value at June 30, 2014 was $692.8 million for the 2031 Debentures and $264.4 million for the 2027 Debentures, based on an average of the bid and ask prices for each of the issuances on that day. This compares to conversion values on June 30, 2014 of approximately $401.0 million and $241.0 million for the 2031 Debentures and the 2027 Debentures, respectively. A 10% increase in the stock price over the June 30, 2014 closing price of $18.77 would have an estimated combined $19.3 million increase to the fair value and a combined $64.2 million increase to the conversion value of the debentures.

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
Our revenue, bookings and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of revenue, bookings and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include the following:

•	the pace of the transition to an on-demand and transactional revenue model;

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders and receipt of royalty reports;

•	our ability to generate additional revenue from our intellectual property portfolio;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and intangible assets;

•	delayed realization of synergies resulting from our acquisitions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.
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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2014, we had identified intangible assets of approximately $880.5 million, net of accumulated amortization, and goodwill of approximately $3.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
We have a significant amount of debt. As of June 30, 2014, we had a total of $2,468.6 million of gross debt outstanding, $478.6 million in term loans due in August 2019, $1,050.0 million of senior notes due in 2020 and $940.0 million in convertible debentures. On August 11, 2014, we issued a notice of redemption to the holders of the 2027 Debentures calling the $250.0 million of outstanding Debentures. Upon redemption, the holders of the Debentures will receive cash equal to $1,000 per $1,000 principal amount of the Debentures, together with any accrued and unpaid interest on the Debentures being redeemed. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through August 2018. As of June 30, 2014, there were $5.7 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
In addition, approximately $478.6 million of our debt outstanding as of June 30, 2014 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
We reported a net loss of $148.9 million for the nine months ended June 30, 2014, a loss of $115.2 million in fiscal 2013, and net income of $207.1 million and $38.2 million in fiscal 2012 and 2011, respectively, and have a total accumulated deficit of $529.1 million as of June 30, 2014. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Within voice and language, we compete with AT&T, Baidu, Google, Microsoft, and other smaller providers. Within healthcare, we compete with 3M, M*Modal, Optum and other smaller providers. Within imaging, we compete with ABBYY, Adobe, I.R.I.S. and NewSoft. In voice and language, some of our partners such as Avaya, Cisco, Intervoice and Genesys develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in voice, language and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.
The competition in these markets could adversely affect our operating results by reducing the volume of the products we license or the prices we can charge. Some of our current or potential competitors, such as 3M, Adobe, Baidu, Google and Microsoft, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.
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
We have significant intangible assets, including goodwill and intangibles with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are customer relationships, patents and core technology, completed technology and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets include the following:

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
As of June 30, 2014, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. (collectively, the “Icahn Group”), beneficially owned approximately 19% of the outstanding shares of our common stock. Brett Icahn and David Schechter of the Icahn Group have been appointed as directors of the Company. Because of its large holdings of our capital stock relative to other stockholders, the Icahn Group has a strong influence over matters requiring approval by our stockholders.
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

On April 30, 2013, we announced a share repurchase program for up to $500 million of our outstanding shares of common stock. The plan has no expiration date. There were no repurchases under the program during the three months ended June 30, 2014.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 11, 2014.

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
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes of Consolidated Financial Statements.
						X