Form 10-K
period 2014-09-30
Nuance Communications, Inc.
filed 2014-11-28
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $4.1 billion based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
The number of shares of the Registrant’s Common Stock, outstanding as of October 31, 2014, was 321,219,621.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our future revenue, cost of revenue, research and development expense, selling, general and administrative expenses, amortization of intangible assets and gross margin, earnings, cash flows and liquidity; our strategy relating to our segments; the potential of future product releases; our product development plans and investments in research and development; future acquisitions and anticipated benefits from acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal 2015 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.	Business
Overview
We are a leading provider of voice and language solutions for businesses and consumers around the world. Our solutions are used in healthcare, mobile, consumer, enterprise customer service, and imaging markets. We offer market-leading accuracy in automated speech recognition, capabilities for natural language understanding, dialog management, biometric speaker identification, text-to-speech, domain knowledge and implementation capabilities, built on our significant, long-term investments in research and development. Our solutions are primarily based on our proprietary voice and language platforms and are used every day by millions of people and thousands of businesses for tasks and services such as requesting information from a call center, web site or smartphone-based self-service solution, dictating medical records, automatically assigning billing codes based on the content of medical records, sending a text message or searching the mobile Web by voice, entering a destination into a navigation system, or working with PDF documents. We continue to develop more intuitive and comprehensive speech and natural language solutions that broaden our markets by expanding the types of solutions we offer. We offer our solutions to our customers in a variety of ways, including through products, hosting cloud-based solutions, implementation and custom solution development services and maintenance and support. Our product revenues include embedded original equipment manufacturers ("OEM") royalties, traditional enterprise perpetual licensing, term-based enterprise licensing and consumer sales. Our hosting revenues are generated through on-demand service models that typically have multi-year terms with pricing based on volume of usage, number of seats or number of devices. Our hosting, royalty, term license and maintenance and support revenues are recurring in nature as our customers use our products on an ongoing basis to handle their needs in medical transcription, medical coding and compliance, enterprise customer service and mobile connected services. Our professional services offer a visible revenue stream, as we have a backlog of assignments that take time to complete. Trends in our markets include (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio from speech recognition to natural language understanding, semantic processing, domain-specific reasoning, dialog management capabilities and biometric speaker identification.

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

We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We have made additional investments in 2013 to protect our patent portfolio with significant spending on patent litigation and patent prosecution activities. Although the pace of acquisitions has slowed significantly over the last several quarters, we expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies.

We are organized in four segments: Healthcare, Mobile and Consumer, Enterprise, and Imaging. See Note 20 to the consolidated financial statements for additional information about our reportable segments.

Healthcare
Healthcare segment revenues were $942.7 million, $911.6 million, and $669.4 million in Fiscal 2014, 2013, and 2012, respectively. As a percentage of total segment revenue, Healthcare segment revenues represented 47.4%, 46.6% and 38.5% in Fiscal 2014, 2013, and 2012, respectively.
The healthcare industry is under significant pressure to streamline operations, reduce costs and improve patient care. In recent years, healthcare organizations such as hospitals, clinics, medical groups, physicians’ offices and insurance providers have increasingly turned to improving their clinical documentation process, from capturing the physician voice to creating documentation, through the use of the information to improve the delivery of care, quality measures, coding accuracy and appropriate reimbursement.
We provide an extensive set of solutions and services that support the clinical documentation process from capturing the patient encounter with their physician, to improving clinical documentation, automated coding, revenue cycle management and other functions. Our hosted and on-premise solutions provide platforms to generate and distribute clinical documentation through the use of advanced dictation and transcription features, and allow us to deliver scalable, highly productive medical transcription solutions. Our Clintegrity suite of products offer solutions that leverage captured information with state-of-the-art coding, compliance and record management, which streamlines health information management ("HIM") processes to assist compliance and reimbursement through professional services and time-based licenses. Through Clinical Documentation Improvement ("CDI") programs, computer-assisted coding ("CAC"), and computer-assisted physician documentation ("CAPD") we bridge the gap between physicians and coders. These solutions significantly streamline speed and completeness of documentation so that providers can shorten the time between the patient visit and the payment for that visit. Our solutions should enable future innovation to transform the way healthcare providers document patient care, through improved interface with electronic medical records and extraction of clinical information to support the billing and insurance reimbursement processes. We also offer speech recognition solutions for radiology, cardiology, pathology and related specialties, that help healthcare providers dictate, edit and sign reports without manual transcription.
We utilize a focused, enterprise sales team and professional services organization to address the market and implementation requirements of the healthcare industry. Direct distribution is supplemented by distributors and partnerships with electronic medical records application and other healthcare IT providers including, but not limited to Allscripts, Cerner, Epic, GE, IBM, McKesson, Siemens and the University of Pittsburgh Medical Center ("UPMC"). In some cases, our healthcare solutions are priced under a traditional software perpetual licensing model. However, certain of our healthcare solutions, in particular our transcription solutions, are offered on an on-demand model and priced by volume of usage (such as number of lines transcribed). Our Clintegrity product line is sold under a term-licensing model, and a portion of our diagnostic solutions are also offered under this model. We continue to experience an increased preference for on-demand and term-license pricing models. Representative customers include Advocate Health Care, Adventist West, Banner Health, Carolinas HealthCare System, Cleveland Clinic, HCA, Kaiser Permanente, Mayo Clinic, Partners Healthcare System, Sharp Healthcare, Summit Health, Sutter Health, Tenet Healthcare, Trinity Health, UK NHS,Universal Health Services, U.S. Department of Veterans Affairs, UPMC, U.S. Army and WellSpan Health.

Mobile and Consumer
Mobile and Consumer segment revenues were $451.0 million, $479.2 million, and $508.3 million in Fiscal 2014, 2013, and 2012, respectively. As a percentage of total segment revenue, the Mobile and Consumer segment revenues represented 22.7%, 24.5% and 29.2% in Fiscal 2014, 2013, and 2012, respectively.
We help consumers use the powerful capabilities of their cars, phones, tablets, desktop and portable computers, televisions, smart watches, personal navigation devices and other consumer electronics by enabling the use of voice commands, text-to-speech and enhanced text input solutions to control and interact with these devices more easily and naturally, and to access the array of content and services available on the Internet. We believe our market opportunity continues to grow as more cloud-connected devices are introduced, increasing the number of systems that can connect to Nuance Cloud Services. The more powerful capabilities of these devices and the increasing scope and complexity of the solutions require us to supply a broader set of technologies. These technologies can include cloud-based speech recognition, natural language understanding, dialog management, text-to-speech, virtual assistants, voice biometrics and advanced keyboard technologies. The number and complexity of the technologies allow us to charge higher prices compared to earlier solutions. In addition, we have seen the adoption of these complex solutions in a broadening scope of settings, such as televisions, set-top boxes, e-book readers, tablet computers, wearable devices, cameras and third-party downloadable applications. Our suite of mobile solutions and connected services provides a platform for our professional services team to design, develop and deploy custom solutions on a variety of mobile devices and other consumer electronics.

Our portfolio of mobile and consumer solutions and services includes an integrated suite of voice control and text-to-speech solutions, dictation applications, enhanced text input, mobile messaging services and emerging services such as Web search and voicemail-to-text. Our suite of Dragon general purpose desktop and portable computer dictation applications increases productivity by using speech to create documents, streamline repetitive and complex tasks, input data, complete forms and automate manual transcription processes. In particular, we have focused in recent quarters on integrating our Dragon technology and brand initiatives across mobile and consumer markets. Our Dragon desktop software licensing has been impacted by recent trends in PC sales and structural changes in the Windows software distribution channel. We have strategies in place designed to mitigate this, including expansion into an OEM distribution model and new subscription based license models.
We utilize a focused, enterprise sales team and professional services organization to address market and implementation requirements. We utilize direct distribution, supplemented by partnerships with electronics suppliers, integrators, and content providers such as Clarion, Harman International and Rovi. Our solutions are used by mobile phone, automotive, personal navigation device, computer, television and other consumer electronics manufacturers and their suppliers, including Audi, BMW, Ford, GM, HTC, Intel, LG Electronics, Mercedes Benz, Microsoft, Nintendo, Panasonic, Samsung, T-Mobile, TomTom and Toyota. Telecommunications carriers, web search companies and content providers are increasingly using our mobile search and communication solutions to offer value-added services to their subscribers and customers. Our mobile solutions are sold to automobile and device manufacturers, generally on a royalty model priced per device sold, and sometimes on a license model. When the solutions include both embedded and cloud-based technologies, pricing is typically based on per unit royalties, unit-based hosting fees and transactional hosting fees. Although we generally charge a higher price for the broader technology set needed to support the increasing scope and complexity of the latest solutions, at any given level of our technology set, we continue to see pricing pressures from our OEM partners in our mobile handset business. Our connected mobile services are sold through telecommunications carriers, voicemail system providers, smartphone application developers or directly to consumers, and generally priced on a volume of usage model (such as per subscriber or per use). We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional upfront licensing of our mobile products and solutions. At the end of fiscal 2014, our mobile cloud services powered handsets, cars, televisions and other mobile devices in 38 languages. Representative connected services customers and partners include Cisco, DirecTV, Rogers, Siemens, Telefonica, Telstra, Time Warner Cable, TISA, T-Mobile and Vodafone. In addition, various smartphone application stores include hundreds of applications that utilize our technology, such as our Dragon Mobile Assistant, DragonDictation, DragonGo! and Swype, as well as third party applications including Ask.com, Bon’ App, Coupons.com, Grainger, Grocery iQ, Kraft iFood App, Merriam-Webster, On-Star, PlaySay, Recipes.com, SayHi Translate, Snapguide, Sonico iTranslate, Vocre and Yellow Pages.
Our most recent versions of Dragon NaturallySpeaking for Windows and Dragon Dictate for Mac were introduced in fiscal 2014 and are currently available in eight languages. Our desktop and portable computer dictation solutions are generally sold under a traditional perpetual software license model. We utilize a combination of our global reseller network and direct sales to distribute our desktop and portable computer dictation products. Resellers include retailers such as Amazon, Best Buy and WalMart. Enterprise customers include organizations such as law firms, insurance agencies and government agencies. Representative customers include ATF, Exxon, FBI, IBM, Texas Department of Family Protective Services and Zurich Insurance Group.
Enterprise
Enterprise segment revenues were $357.1 million, $323.5 million, and $332.0 million in Fiscal 2014, 2013, and 2012, respectively. As a percentage of total segment revenue, the Enterprise segment revenues represented 18.0%, 16.5% and 19.1% in Fiscal 2014, 2013, and 2012, respectively.
To remain competitive, organizations must improve the quality of customer care while reducing costs and ensuring a positive customer experience. Increasingly, our customers are utilizing channels such as the Web and smartphone applications to meet their customer care requirements and to supplement or replace traditional call center or in person channels. Technological innovation, competitive pressures and rapid commoditization have made it increasingly important for organizations to achieve enduring market differentiation and secure customer loyalty. In this environment, organizations need to satisfy the expectations of increasingly savvy and mobile consumers who demand high levels of customer service.
We deliver a portfolio of customer service business intelligence and authentication solutions that are designed to help companies better support, understand and communicate with their customers. Our solutions include the use of technologies such as speech recognition, natural language understanding, dialog management, text-to-speech, voice biometrics, virtual assistants and analytics to automate caller identification and authorization, call steering, completion of tasks such as updates, purchases and information retrieval, and automated outbound notifications. Our solutions improve the customer experience, increase the use of self-service and enable new revenue opportunities for our customers. In addition, we offer solutions that improve customer care experiences through enhanced chat, search, FAQ and dialog functions on Web sites, as well as direct interaction with thin-client applications and virtual assistants on cell phones. Use of our voice and language processing enabled web sites and mobile customer care solutions can dramatically decrease customer care costs, in comparison to calls handled by operators.

We have expanded our cloud-based, multi-channel portfolio, which include our speech recognition, text-to-speech, voice biometrics, natural language and dialog management technologies as differentiators in the market. We have introduced two new intelligent virtual assistant services, Nina Mobile and Nina Web, expanded our outbound customer engagement services, and implemented voice biometrics in the cloud. We have also expanded our professional services team worldwide, both to support the increased demand of our cloud services and to enhance coverage for on-premise deployments.

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
Our solutions are used by a wide variety of enterprises in customer-service intensive sectors, including telecommunications, financial services, travel and entertainment, and government. Our speech solutions are designed to serve our global partners and customers and are available in approximately 80 languages and dialects worldwide. In addition to our own sales and professional services teams, we often work closely with industry partners, including Avaya, Cisco and Genesys, that integrate our solutions into their hardware and software platforms. Our enterprise solutions offerings include both a traditional software perpetual licensing model and an on-demand model priced by volume of usage (such as number of minutes callers use the system or number of calls completed in the system). In fiscal 2014, revenues and bookings from on-demand solutions increased significantly, as a growing proportion of customers chose our cloud-based solutions for call center, Web and mobile customer care solutions. We expect these trends to continue in fiscal 2015, especially as implementation of projects booked in fiscal 2014 begins to generate revenue. Representative customers include Bank of America, Barclays, Cigna, Citibank, Comcast, Deutsche Bank, Disney, Domino's Pizza, FedEx, OnStar, PG&E, Telecom Italia, Telefonica, T-Mobile, U.K. HM Revenue & Customs, USAA, US Airways, Verizon and Wells Fargo.

Imaging
Imaging segment revenues were $236.3 million, $243.4 million, and $228.4 million in Fiscal 2014, 2013, and 2012, respectively. As a percentage of total segment revenue, the Imaging segment revenues represented 11.9%, 12.4% and 13.1% in Fiscal 2014, 2013, and 2012, respectively.
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
We continue to invest in technologies to maintain our market-leading position and to develop new applications. As of September 30, 2014, our technologies are covered by approximately 3,300 patents and 1,000 patent applications. Our intellectual property, whether purchased or developed internally, is critical to our success and competitive position and, ultimately, to our market value. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. We incurred research and development expenses of $338.5 million, $289.2 million, and $225.4 million in fiscal 2014, 2013 and 2012, respectively.

International Operations
We have offices in a number of international locations including: Australia, Belgium, Canada, Germany, Hungary, India, Ireland, Italy, Japan, and the United Kingdom. The responsibilities of our international operations include research and development, healthcare transcription and editing, customer support, sales and marketing and administration. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.

Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal 2014, 2013 and 2012, 73%, 72% and 71% of revenue was generated in the United States and 27%, 28% and 29% of revenue was generated by our international customers, respectively.
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

•
International Coverage.  The international reach of our products is due to the broad language coverage of our offerings, including our voice and language technology, which provides recognition for approximately 80 languages and dialects and natural-sounding synthesized speech in 151 voices, and supports a broad range of hardware platforms and operating systems. Our imaging technology supports more than 120 languages for Optical Character Recognition and document handling, with up to 20 screen language choices, including Asian languages.

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

In our segments, we compete with companies such as Adobe, Baidu, Google, M*Modal, Microsoft and 3M. In addition, a number of smaller companies in both voice and imaging offer services, technologies or products that are competitive with our technologies or solutions in some markets. In certain markets, some of our partners such as Avaya, Cisco, Convergys, and Genesys develop and market products and services that might be considered substitutes for our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.

Some of our competitors or potential competitors, such as Adobe, Baidu, Google, Microsoft and 3M, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Employees
As of September 30, 2014, we had approximately 14,000 full-time employees, including approximately 1,000 in sales and marketing, approximately 2,000 in professional services, approximately 2,000 in research and development, approximately 1,000 in general and administrative and approximately 8,000 that provide transcription and editing services. Approximately 43 percent of our employees are based outside of the United States, approximately 50% of whom provide transcription and editing services and are based in India. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

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
There are a number of companies that develop or may develop products that compete in our targeted markets. The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives with limited functionality available at lower costs or free of charge. Within voice and language, we compete with AT&T, Baidu, Google, Microsoft and other smaller providers. Within healthcare, we compete with 3M, M*Modal, Optum and other smaller providers. Within imaging, we compete with ABBYY, Adobe, I.R.I.S. and NewSoft. In our enterprise business, some of our partners such as Avaya, Cisco, Intervoice and Genesys develop and market products that can be considered substitutes for our solutions. In addition, a number of smaller companies in voice, language and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, there has been a trend toward industry consolidation in our markets for several years, We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations.
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
Our revenue, bookings and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of revenue, bookings and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include the following:

•	the pace of the transition to an on-demand and transactional revenue model;

•	slowing sales by our distribution and fulfillment partners to their customers, which may place pressure on these partners to reduce purchases of our products;

•	volume, timing and fulfillment of customer orders and receipt of royalty reports;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	contractual counterparties are unable to, or do not, meet their contractual commitments to us;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and intangible assets;

•	delayed realization of synergies resulting from our acquisitions;

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.
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

Sales of our voice and language solutions would be harmed if the market for these technologies does not continue to increase or increases slower than we expect, or if we fail to develop new technologies faster than our competitors, and consequently, our business could be harmed and we may not achieve a level of profitability necessary to successfully operate our business.
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
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue and bookings from international operations could increase in the future. Most of our international revenue and bookings are generated by sales in Europe and Asia. In addition, some of our products are developed and manufactured outside the United States and we have a large number of employees in India that provide transcription services. We also have a large number of employees in Canada, Germany and United Kingdom that provide professional services. A significant portion of the development of our voice and language solutions is conducted in Canada and Germany, and a significant portion of our imaging research and development is conducted in Hungary. We also have significant research and development resources in Austria, Belgium, Italy, and United Kingdom. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

•	changes in a specific country's or region's economic conditions;

•	compliance with laws and regulations in many countries and any subsequent changes in such laws and regulations;

•	geopolitical turmoil, including terrorism and war;

•	trade protection measures and import or export licensing requirements imposed by the United States or by other countries;

•	negative consequences from changes in applicable tax laws;

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	difficulties in collecting trade accounts receivable in other countries; and

•	less effective protection of intellectual property than in the United States.
We have a history of operating losses, and may incur losses in the future, which may require us to raise additional capital on unfavorable terms.
We reported net losses of $150.3 million and $115.2 million in fiscal 2014 and 2013, respectively, and net income of $207.1 million for the fiscal year 2012, and have a total accumulated deficit of $530.6 million as of September 30, 2014. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	potential difficulties in completing projects associated with in-process research and development;

•	unanticipated expenses and delays in completing acquired development projects and technology integration and upgrades;

•	management of geographically remote business units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	accurate projection of revenue and bookings plans of the acquired entity in the due diligence process;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business.
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
We have a significant amount of debt. As of September 30, 2014, we had a total of $2,217.4 million face value of debt outstanding, $477.4 million in term loans due in August 2019, $1,050.0 million of senior notes due in 2020 and $690.0 million in convertible debentures. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through August 2018. As of September 30, 2014, there were $5.8 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
In addition, approximately $477.4 million of our debt outstanding as of September 30, 2014 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2014, we had identified intangible assets of approximately $0.9 billion, net of accumulated amortization, and goodwill of approximately $3.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

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
Our businesses are subject to income taxation in the U.S., as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to: (i) projected levels of taxable income; (ii) pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates; (iii) increases or decreases to valuation allowances recorded against deferred tax assets; (iv) tax audits conducted by various tax authorities; (v) adjustments to income taxes upon finalization of income tax returns; (vi) the ability to claim foreign tax credits; (vii) the repatriation of non-U.S. earnings for which we have not previously provided for income taxes and (viii) changes in tax law and its interpretation. If our effective tax rate increases, our operating results and cash flow could be adversely affected.
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
As of September 30, 2014, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. (collectively, the “Icahn Group”), beneficially owned approximately 19% of the outstanding shares of our common stock. Brett Icahn and David Schechter of the Icahn Group have been appointed as directors of the Company. Because of its large holdings of our capital stock relative to other stockholders, the Icahn Group has a strong influence over matters requiring approval by our stockholders.
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
In addition, we have adopted a stockholder rights plan, also called a poison pill, that may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our Board of Directors.
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
Our corporate headquarters are located in Burlington, Massachusetts. As of September 30, 2014, we leased approximately 1.6 million square feet of building space, primarily in the U.S., and to a lesser extent, in Europe, Canada, Japan and the Asia-Pacific regions. In addition, we own 130,000 square feet of building space located in Melbourne, Florida. We lease research and development, and sales and support offices throughout the United States and maintain leased facilities in various countries around the world. Larger leased sites include properties located in Montreal, Quebec, Sunnyvale, California and Bangalore, India.
As of September 30, 2014, we also lease space in specialized data centers in Massachusetts, Texas, United Kingdom and smaller facilities around the world.
We believe our existing facilities and equipment, which are used by all of our operating segments, are in good operating condition and are suitable for the conduct of our business.

Item 3.	Legal Proceedings
Like many companies in the software industry, we have, from time to time, been notified of claims that we may be infringing on, or contributing to the infringement of, the intellectual property rights of others. These claims have been referred to counsel, and they are in various stages of evaluation and negotiation. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. There is no assurance that licenses will be offered by all claimants, that the terms of any offered licenses will be acceptable to us or that the dispute will be resolved without litigation, which may be time consuming and expensive, and may result in injunctive relief or the payment of damages by us.

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

	Low	High
Fiscal 2013
First quarter	$19.99	$25.33
Second quarter	18.00	24.85
Third quarter	18.05	23.38
Fourth quarter	17.90	20.01
Fiscal 2014:
First quarter	13.00	19.03
Second quarter	14.59	17.29
Third quarter	14.95	19.61
Fourth quarter	14.87	18.94

Holders
As of October 31, 2014, there were 736 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business, or to purchase common stock under our share repurchase program and do not anticipate paying any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility place restrictions on our ability to pay dividends, except for stock dividends.

Issuer Purchases of Equity Securities

On April 30, 2013, we announced a share repurchase program for up to $500 million of our outstanding shares of common stock. The plan has no expiration date. There were no repurchases under the program during the three months ended September 30, 2014. Approximately $289.2 million remained available for stock repurchases as of September 30, 2014.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.
Unregistered Sales of Equity Securities and Use of Proceeds
On June 1, 2014, we issued 234,375 shares of our common stock to International Business Machines Corporation as consideration for a collaboration agreement. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof because the issuance did not involve a public offering.

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

	Fiscal Year Ended September 30,
(Dollars in millions, except per share amounts)	2014	2013	2012	2011	2010
Operations:
Total revenues	$1,923.5	$1,855.3	$1,651.5	$1,318.7	$1,118.9
Gross profit	1,079.1	1,088.7	1,046.6	818.9	709.6
(Loss) income from operations	(21.4)	48.5	126.2	52.6	32.9
(Benefit) provision for income taxes	(4.7)	18.6	(141.8)	(8.2)	18.0
Net (loss) income	$(150.3)	$(115.2)	$207.1	$38.2	$(19.1)
Net (Loss) Income Per Share Data:
Basic	$(0.47)	$(0.37)	$0.67	$0.13	$(0.07)
Diluted	$(0.47)	$(0.37)	$0.65	$0.12	$(0.07)
Weighted average common shares outstanding:
Basic	316.9	313.6	306.4	302.3	287.4
Diluted	316.9	313.6	320.8	316.0	287.4
Financial Position:
Cash and cash equivalents and marketable securities	$588.2	$846.8	$1,129.8	$478.5	$550.0
Total assets	5,820.3	5,958.6	5,799.0	4,095.3	3,769.7
Long-term debt, net of current portion	2,127.4	2,108.1	1,735.8	853.0	851.0
Total deferred revenue	548.1	414.6	315.1	276.0	218.9
Total stockholders’ equity	2,582.0	2,638.0	2,728.3	2,493.4	2,297.2
Selected Data and Ratios:
Working capital	$522.5	$604.3	$736.5	$379.9	$459.2
Depreciation of property and equipment	51.7	39.8	31.7	27.6	21.6
Amortization of intangible assets	170.1	168.8	155.5	143.3	135.6
Gross margin percentage	56.1%	58.7%	63.4%	62.1%	63.4%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of our business. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.
Trends in Our Business
We are a leading provider of voice and language solutions for businesses and consumers around the world. Our solutions are used in the healthcare, mobile, consumer, enterprise customer service, and imaging markets. We are seeing several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio from speech recognition to natural language understanding, semantic processing, domain-specific reasoning, dialog management capabilities and biometric speaker identification.

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

•
Enterprise.  Trends in our enterprise business include increasing interest in the use of mobile applications and web sites to access customer care systems and records, voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. In fiscal 2014, revenues and bookings from on-demand solutions increased significantly, as a growing proportion of customers chose our cloud-based solutions for call center, Web and mobile customer care solutions. We expect these trends to continue in fiscal 2015. We are investing to expand our product set to address these opportunities, to increase efficiency of our hosted applications, expand our capabilities and capacity to help customers build custom applications, and broaden our relationships with new hardware and systems integrator partners serving the market.

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
Strategy
In fiscal 2015, we will continue to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We have increased our focus on operating efficiencies, expense and hiring discipline and acquisition synergies to improve gross margins and operating margins. We intend to continue to pursue growth through the following key elements of our strategy:

•
Extend Technology Leadership.  Our solutions are recognized as among the best in their respective categories. We intend to leverage our global research and development organization, and our broad portfolio of technologies, applications and intellectual property to foster technological innovation and to maintain customer preference for our solutions. We also intend to continue to invest in our engineering resources and to seek new technological advancements that further expand the addressable markets for our solutions.

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

•
Expand Global Presence.  We intend to further expand our international resources to better serve our global customers and partners and to leverage opportunities in established markets such as Europe, and also emerging markets within Asia and Latin America. We continue to add regional sales employees across geographic regions to better address demand for voice and language based solutions and services.

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

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net (loss) income, gross margins, operating margins, cash flow from operations and deferred revenue. A summary of these key financial metrics for the fiscal year ended September 30, 2014, as compared to the fiscal year ended September 30, 2013, is as follows:

•	Total revenue increased by $68.2 million to $1,923.5 million;

•	Net loss increased by $35.1 million to a loss of $150.3 million;

•	Gross margins decreased by 2.6 percentage points to 56.1%;

•	Operating margins decreased by 3.7 percentage points to (1.1)%;

•	Cash provided by operating activities for the fiscal year ended September 30, 2014 was $358.1 million, a decrease of $36.9 million from the prior fiscal year;

•	Deferred revenue increased 32.2% to $548.1 million reflecting the continued shift to more long-term recurring revenue; and

•
Total recurring revenue represented 63.9% and 58.6% of total revenue in fiscal 2014 and 2013, respectively. Total recurring revenue represents the sum of recurring product and licensing, on-demand, and maintenance and support revenues as well as the portion of professional services revenue that is delivered under ongoing subscription contracts.

In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics as of and for the period ended September 30, 2014 is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions increased 6% from one year ago to approximately 5.4 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•
Bookings increased 27% from one year ago to $2.4 billion. Bookings growth was led by our automotive and Enterprise on-demand offerings, offset by lower bookings in our Mobile Handset and Enterprise on-premises offerings. Bookings represent the estimated gross revenue value of transactions at the time of contract execution, except for maintenance and support offerings. For fixed price contracts, the bookings value represents the gross total contract value. For contracts where revenue is based on transaction volume, the bookings value represents the contract price multiplied by the estimated future transaction volume during the contract term, whether or not such transaction volumes are guaranteed under a minimum commitment clause. Actual results could be different than our initial estimate. The maintenance and support bookings value represents the amounts billed in the period the customer is invoiced. Because of the inherent estimates required to determine bookings and the fact that the actual resultant revenue may differ from our initial bookings estimates, we consider bookings one indicator of potential future revenue and not as an arithmetic measure of backlog;

•
Estimated three-year value of on-demand contracts increased 8% from one year ago to approximately $2.2 billion. We expect that an increasing portion of our revenue will come from on-demand services. We determine this value as of the end of the period reported, by using our best estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations; and

•
Total recurring revenue represented 63.9% and 58.6% of total revenue in fiscal 2014 and 2013, respectively. Total recurring revenue represents the sum of recurring product and licensing, on-demand, and maintenance and support revenues as well as the portion of professional services revenue that is delivered under ongoing subscription contracts.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Product and licensing	$711.0	$753.7	$740.7	(5.7)%	1.8%
Professional services and hosting	910.9	832.4	674.0	9.4%	23.5%
Maintenance and support	301.6	269.2	236.8	12.0%	13.7%
Total Revenues	$1,923.5	$1,855.3	$1,651.5	3.7%	12.3%
United States	$1,408.3	$1,339.7	$1,175.2	5.1%	14.0%
International	515.2	515.6	476.3	(0.1)%	8.3%
Total Revenues	$1,923.5	$1,855.3	$1,651.5	3.7%	12.3%

Fiscal 2014 Compared to Fiscal 2013
The geographic split for fiscal 2014 was 73% of total revenue in the United States and 27% internationally, as compared to 72% of total revenue in the United States and 28% internationally for the same period last year. The increase in the proportion of revenue generated domestically was primarily driven by our recent acquisitions, which are primarily located in the United States.
Fiscal 2013 Compared to Fiscal 2012
The geographic split for fiscal 2013 was 72% of total revenue in the United States and 28% internationally, as compared to 71% of total revenue in the United States and 29% internationally for the same period last year. The increase in the proportion of revenue generated domestically was primarily driven by our recent acquisitions, which are primarily located in the United States.

Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Product and licensing revenue	$711.0	$753.7	$740.7	(5.7)%	1.8%
As a percentage of total revenues	37.0%	40.6%	44.9%

Fiscal 2014 Compared to Fiscal 2013
Product and licensing revenue for fiscal 2014 decreased 42.7 million, as compared to fiscal 2013. The decrease consisted of a $42.6 million decrease in Mobile and Consumer revenue, a $21.8 million decrease in Enterprise revenue offset by an increase of $22.2 million in Healthcare revenue. The decrease in Mobile and Consumer revenue was driven by a $31.5 million decrease in sales of our embedded licenses, resulting from a continuing shift toward on-demand and ratable pricing models, together with a decrease of $11.5 million in Dragon desktop consumer products due to an overall weakness in desktop software sales. The decrease in Enterprise revenues was primarily driven by lower sales of on-premise solutions. The increase in Healthcare revenue, included a $13.7 million increase in sales of our Clintegrity solutions, together with an $11.3 million increase in sales of Dragon Medical licenses.
As a percentage of total revenue, product and licensing revenue decreased from 40.6% to 37.0% for the year ended September 30, 2014. This decrease was driven by lower sales of embedded licenses in our Mobile and Consumer segment, resulting from a continuing shift toward on-demand and hosting services. Within product and licensing revenue, we are also seeing more term-based, subscription and transactional pricing models, which are recognized over time. In addition, the decrease includes the impact of our recent acquisitions, which have a higher proportion of on-demand hosting revenue.

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
As a percentage of total revenue, product and licensing revenue decreased from 44.9% to 40.6%. This decrease is driven by lower sales of embedded licenses in handset and other consumer electronics in our Mobile and Consumer segment, resulting from a continuing shift toward on-demand and ratable pricing models. In addition, the decrease included the impact of our Healthcare acquisitions in fiscal 2012 and 2013, which have a higher proportion of on-demand hosting revenue.
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

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Professional services and hosting revenue	$910.9	$832.4	$674.0	9.4%	23.5%
As a percentage of total revenues	47.3%	44.9%	40.8%

Fiscal 2014 Compared to Fiscal 2013
Professional services and hosting revenue for fiscal 2014 increased $78.5 million, as compared to fiscal 2013. The increase included a $42.6 million increase in Enterprise revenue primarily driven by our recent acquisitions. Healthcare revenue increased $18.6 million driven by a $12.1 million increase in revenues from our Clintegrity product line and a $6.4 million increase in revenues from our Clinical Documentation Solutions. The revenue increase in our Clinical Documentation Solutions included $18.1 million of revenues from acquisitions, partially offset by the negative impact from the continued erosion resulting from customers' migration to electronic medical records.

As a percentage of total revenue, professional services and hosting revenue increased from 44.9% to 47.3% for the year ended September 30, 2014. This increase was driven by our recent Healthcare and Enterprise acquisitions, which have a higher proportion of professional services and hosting revenue. The increase also includes the continuing shift toward on-demand and hosting services in our Mobile and Consumer segment.
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
As a percentage of total revenue, professional services and hosting revenue increased from 40.8% to 44.9%. This increase was driven by our Healthcare acquisitions in fiscal 2012 and 2013, which have a higher proportion of on-demand hosting revenue. The increase also includes the continuing shift toward on-demand and ratable pricing models in our handset and other consumer electronics sales in our Mobile and Consumer segment.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Maintenance and support revenue	$301.6	$269.2	$236.8	12.0%	13.7%
As a percentage of total revenues	15.7%	14.5%	14.3%

Fiscal 2014 Compared to Fiscal 2013
Maintenance and support revenue for fiscal 2014 increased $32.3 million, as compared to fiscal 2013. The increase was driven by strong maintenance renewals in all of our segments, including an increase of $11.5 million in Imaging revenue, a $10.8 million increase in Healthcare revenue driven by sales of Dragon Medical solutions, together with an increase of $8.7 million in Enterprise revenue.
Fiscal 2013 Compared to Fiscal 2012
Maintenance and support revenue for fiscal 2013 increased $32.4 million, as compared to fiscal 2012, primarily driven by a $14.8 million increase in Healthcare revenue resulting from growth in sales of our Dragon Medical solutions, a $7.9 million increase in Enterprise revenue, driven by strong maintenance renewals and licenses bookings in prior periods, and a $5.4 million increase in Imaging revenue.
COSTS AND EXPENSES

Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Cost of product and licensing revenue	$97.6	$99.4	$74.8	(1.8)%	32.9%
As a percentage of product and licensing revenue	13.7%	13.2%	10.1%

Fiscal 2014 Compared to Fiscal 2013
Cost of product and licensing revenue for fiscal 2014 decreased $1.8 million, as compared to fiscal 2013, primary driven by a $3.5 million reduction in Imaging costs due to lower revenues. Mobile and Consumer costs decreased $1.4 million primarily driven by lower sales of our Dragon desktop consumer products. The decrease in costs was offset by a $2.5 million increase in Healthcare costs primarily driven by higher sales of our Dragon Medical products and Clintegrity solutions. Gross margins decreased 0.5 percentage points, primarily driven by lower revenues from higher margin license products in our Enterprise and Mobile and Consumer businesses.
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

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Cost of professional services and hosting revenue	$633.2	$550.9	$424.7	14.9%	29.7%
As a percentage of professional services and hosting revenue	69.5%	66.2%	63.0%

Fiscal 2014 Compared to Fiscal 2013
Cost of professional services and hosting revenue for fiscal 2014 increased $82.3 million, as compared to fiscal 2013. The increase was due to a $25.8 million increase in Healthcare costs as a result of recent acquisitions and higher transcription related costs. Mobile and Consumer costs increased $24.4 million driven by investment in our connected services infrastructure, as we continue to fund an increasing volume of large-scale engagements in our Mobile business, where the demand for advanced, cloud-based services continues to grow. Our Enterprise costs also increased $16.1 million driven by our recent acquisitions. In addition, stock-based compensation expense increased $14.1 million over the prior period. Performance-based awards and annual bonuses were lower in the prior period as a result of weaker than planned operating results. Gross margins decreased 3.3 percentage points primarily driven by investment in our connected services infrastructure in our Mobile business, as well as growth in transcription related costs in our Healthcare segment. In addition, increased stock-based compensation expense reduced gross margins by 1.6 percentage points.
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

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2012 vs. 2011	% Change 2011 vs. 2010
Cost of maintenance and support revenue	$52.6	$52.7	$45.3	(0.2)%	16.3%
As a percentage of maintenance and support revenue	17.4%	19.6%	19.1%

Fiscal 2014 Compared to Fiscal 2013

The cost of maintenance and support revenue for the year ended September 30, 2014, as compared to the year ended September 30, 2013, was essentially flat. Gross margins increased 2.2 percentage points driven by cost improvements in all of our businesses.

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

Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Research and development expense	$338.5	$289.2	$225.4	17.0%	28.3%
As a percentage of total revenues	17.6%	15.6%	13.6%

Fiscal 2014 Compared to Fiscal 2013
Research and development expense for fiscal 2014 increased $49.3 million, as compared to fiscal 2013. The increase was primarily attributable to a $35.8 million increase in compensation expense, driven by headcount growth, including additional headcount from our recent acquisitions. We have increased investment in research and development to fund cloud-based speech systems and natural language understanding advancement to extend our technology capabilities. In addition, stock-based compensation has increased $12.1 million. Performance-based awards and annual bonuses were lower in the prior year as a result of weaker than planned operating results.

Fiscal 2013 Compared to Fiscal 2012
Research and development expense for fiscal 2013 increased $63.8 million, as compared to fiscal 2012. The increase was attributable to a $43.6 million increase in compensation expense, driven by headcount growth, including additional headcount from our acquisitions during the period, together with a $2.5 million increase in stock-based compensation expense.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Sales and marketing expense	$424.5	$419.7	$369.2	1.1%	13.7%
As a percentage of total revenues	22.1%	22.6%	22.4%

Fiscal 2014 Compared to Fiscal 2013
Sales and marketing expense for fiscal 2014 increased $4.8 million, as compared to fiscal 2013. The increase in sales and marketing expense was primarily attributable to a $14.5 million increase in compensation expense, including commission expense. The increase in compensation expense was driven primarily by headcount growth, including additional headcount from our recent acquisitions. The increase was offset by a decrease of $4.5 million in stock-based compensation expense, a decrease of $3.5 million in marketing and channel program spending and a decrease of $1.5 million in travel expenses.
Fiscal 2013 Compared to Fiscal 2012
Sales and marketing expense for fiscal 2013 increased $50.5 million, as compared to fiscal 2012. The increase was primarily attributable to a $34.2 million increase in compensation expense, including commission expense, driven primarily by headcount growth, including additional headcount from our acquisitions during the period, together with a $3.7 million increase in stock-based compensation expense. Additionally, marketing and channel program spending increased $6.9 million to drive revenue growth as part of demand generation activities during the holiday season in the first quarter of fiscal 2013.

General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
General and administrative expense	$184.7	$180.0	$163.3	2.6%	10.2%
As a percentage of total revenues	9.6%	9.7%	9.9%

Fiscal 2014 Compared to Fiscal 2013
General and administrative expense for fiscal 2014 increased $4.7 million, as compared to fiscal 2013. The increase was primarily attributable to a $12.1 million increase in stock-based compensation expense offset by lower expense of $5.5 million in professional services fees and $5.0 million in charitable contribution expense. Performance-based awards and annual bonuses were lower in the prior year as a result of weaker than planned operating results.
Fiscal 2013 Compared to Fiscal 2012
General and administrative expense for fiscal 2013 increased $16.7 million, as compared to fiscal 2012. The increase was primarily attributable to a $12.9 million increase in compensation expense, driven primarily by headcount growth including additional headcount from our acquisitions during the period. In addition, legal expense increased $11.6 million as a result of increased spending on patent litigation and patent prosecution activities. These increases were offset by a $16.1 million decrease in stock-based compensation due to less expense related to performance-based awards and bonuses resulting from lower than expected results in fiscal 2013.
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

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Cost of revenue	$61.0	$63.6	$60.0	(4.1)%	6.0%
Operating expense	109.1	105.3	95.4	3.6%	10.4%
Total amortization expense	$170.1	$168.9	$155.4	0.7%	8.7%
As a percentage of total revenues	8.8%	9.1%	9.4%
Fiscal 2014 Compared to Fiscal 2013
Amortization of intangible assets expense for fiscal 2014 increased $1.2 million, as compared to fiscal 2013. The increase was primarily attributable to the amortization of acquired intangible assets from our acquisitions during the period that have higher relative allocations of fair value to customer relationships. The decrease in amortization of intangible assets in our cost of revenue for the year ended September 30, 2014 was primarily attributable to certain intangible assets becoming fully amortized in the period.

Fiscal 2013 Compared to Fiscal 2012
Amortization of intangible assets expense for fiscal 2013 increased $13.5 million, as compared to fiscal 2012. The increase was primarily attributable to the amortization of acquired customer relationships from our business acquisitions during fiscal 2013 and the second half of fiscal 2012.
Based on our balance of amortizable intangible assets as of September 30, 2014, and assuming no impairment or change in useful lives, we expect amortization of intangible assets for fiscal 2015 to be approximately $162.0 million.
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

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Transition and integration costs	$25.3	$28.3	$9.9	(10.6)%	185.9%
Professional service fees	9.9	20.4	48.4	(51.5)%	(57.9)%
Acquisition-related adjustments	(11.0)	(19.0)	0.4	(42.1)%	(4,850.0)%
Total Acquisition-related costs, net	$24.2	$29.7	$58.7	(18.5)%	(49.4)%
As a percentage of total revenue	1.3%	1.6%	3.6%

Fiscal 2014 Compared to Fiscal 2013
Acquisition-related costs, net for fiscal 2014 decreased $5.5 million, as compared to fiscal 2013. Professional service fees decreased $10.5 million as a result of our strategy to slow the pace and reduce the size of acquisitions in fiscal 2014. Included in acquisition-related adjustments for the years ended September 30, 2014 and 2013, is income of $7.7 million and $19.0 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal 2008 and 2007, respectively, following the expiration of the applicable statute of limitations. As a result, we have eliminated these contingent liabilities, and included the adjustment in acquisition-related costs, net in our consolidated statements of operations in the applicable period.
Fiscal 2013 Compared to Fiscal 2012
Acquisition-related costs, net for fiscal 2013 decreased $29.0 million, as compared to fiscal 2012. The decrease in net expense was driven by income of $19.0 million recognized in fiscal 2013 related to the elimination of contingent liabilities established in the original allocations of purchase price for which the measurement period has ended, following the expiration of the applicable statute of limitations. In addition, professional service fees decreased $28.0 million due to lower post-acquisition legal and regulatory costs associated with acquisitions in fiscal 2013 as compared to fiscal 2012. These decreases were offset by an $18.4 million increase in transition and integration costs attributable to a $12.5 million compensation expense recognized for the contingent earn-out obligation related to our acquisition of JA Thomas, as well as post-acquisition transition costs associated with recently completed acquisitions.
Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs. Other amounts may include gains or losses on non-controlling strategic equity interests, and gains or losses on sales of non-strategic assets or product lines. The following table sets forth the activity relating to the restructuring accruals included in Restructuring and Other Charges, net, in fiscal 2014, 2013 and 2012 (dollars in millions):

	Personnel Related	Facilities Costs	Total
Balance at September 30, 2011	$5.1	$1.0	$6.1
Restructuring charges, net	6.7	0.4	7.1
Non-cash adjustments	—	—	—
Cash payments	(10.1)	(1.3)	(11.4)
Balance at September 30, 2012	1.7	0.1	1.8
Restructuring charges, net	15.3	1.6	16.9
Non-cash adjustments	(0.5)	—	(0.5)
Cash payments	(12.3)	(0.5)	(12.8)
Balance at September 30, 2013	4.2	1.2	5.4
Restructuring charges, net	13.3	3.2	16.5
Non-cash adjustment	—	0.8	0.8
Cash payments	(14.3)	(3.7)	(18.0)
Balance at September 30, 2014	$3.2	$1.5	$4.7

For fiscal 2014, we recorded net restructuring charges of $16.5 million, which included a $13.3 million severance charge related to the elimination of approximately 250 personnel across multiple functions, including the impact of eliminating duplicative positions resulting from acquisitions, and $3.2 million primarily resulting from the restructuring of facilities that will no longer be utilized.
For fiscal 2013, we recorded net restructuring charges of $17.2 million, which included a $14.6 million severance charge related to the elimination of approximately 300 personnel across multiple functions. In addition to the restructuring charges, we recorded a net gain of $0.8 million related to the sale of two immaterial product lines, which is included in restructuring and other charges, net in our consolidated statements of operations.

For fiscal 2012, we recorded net restructuring and other charges of $7.5 million, which included a $6.7 million severance charge related to the elimination of approximately 160 personnel across multiple functions primarily to eliminate duplicative positions resulting from acquisitions.

Other (Expense) Income
Other (expense) income consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other (expense) income, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Interest income	$2.3	$1.6	$2.2	43.8%	(27.3)%
Interest expense	(132.7)	(137.8)	(85.3)	(3.7)%	61.5%
Other (expense) income, net	(3.3)	(9.0)	22.2	(63.3)%	(140.5)%
Total other expense, net	$(133.7)	$(145.2)	$(60.9)
As a percentage of total revenue	7.0%	7.8%	3.7%

Fiscal 2014 Compared to Fiscal 2013
Total other expense for fiscal 2014 decreased $11.5 million, as compared to fiscal 2013. The net decrease was driven by a $5.1 million decrease in interest expense and a $2.2 million decrease in the loss related to our security price guarantees as compared to the prior year.

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
(Benefit) Provision for Income Taxes
The following table shows the (benefit) provision for income taxes and the effective income tax rate (dollars in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
(Benefit) provision for income taxes	$(4.7)	$18.6	$(141.8)	(125.3)%	(113.1)%
Effective income tax rate	3.0%	(19.2)%	(217.2)%
Our effective income tax rate is influenced by the level and mix of earnings and losses by taxing jurisdiction in combination with the applicable differences between U.S. and foreign tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income in the current year can result in pre-tax income being higher or lower than the prior year in countries with lower statutory tax rates, which causes our effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. Our international headquarters is located in Dublin, Ireland and is our principal entity selling to customers in countries outside of North America and Japan. The right to use U.S.-owned intellectual property resides with our Irish headquarters entity. While our Ireland subsidiaries make royalty and other payments to the U.S., the majority of profits earned by the Irish entities are retained offshore to fund our future growth in Europe, the Middle East, Africa and the Asia Pacific regions. In future periods, if our foreign profits grow, we expect substantially all of our income before income taxes from foreign operations will be earned in Ireland. The statutory rate related to our Ireland profits is lower than the U.S, statutory rate and as a result we would expect our effective tax rate to decrease as profits in Ireland increase.
Fiscal 2014 Compared to Fiscal 2013
Our effective income tax rate was approximately 3.0% in fiscal 2014, compared to approximately (19.2)% in fiscal 2013. Provision for income taxes decreased $23.3 million in fiscal 2014 as compared to fiscal 2013. In fiscal 2014, we recorded a release of domestic valuation allowance totaling $31.2 million as a result of tax benefits recorded in connection with our acquisitions during the period for which a deferred tax liability was established in purchase accounting. In addition, the effective income tax rate in fiscal 2014 was impacted by our foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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
The following table presents segment results (dollars in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Segment Revenues
Healthcare	$942.7	$911.6	$669.4	3.4%	36.2%
Mobile and Consumer	451.0	479.2	508.3	(5.9)%	(5.7)%
Enterprise	357.1	323.5	332.0	10.4%	(2.6)%
Imaging	236.3	243.4	228.4	(2.9)%	6.6%
Total segment revenues	$1,987.1	$1,957.7	$1,738.1	1.5%	12.6%
Less: acquisition related revenue adjustments	(63.6)	(102.4)	(86.6)	(37.9)%	18.2%
Total revenues	$1,923.5	$1,855.3	$1,651.5	3.7%	12.3%
Segment Profit
Healthcare	$340.1	$352.2	$314.9	(3.4)%	11.8%
Mobile and Consumer	80.3	143.0	227.6	(43.8)%	(37.2)%
Enterprise	83.6	78.9	90.8	6.0%	(13.1)%
Imaging	89.1	98.2	91.6	(9.3)%	7.2%
Total segment profit	$593.1	$672.3	$724.9	(11.8)%	(7.3)%
Segment Profit Margin
Healthcare	36.1%	38.6%	47.0%	(2.5)	(8.4)
Mobile and Consumer	17.8%	29.8%	44.8%	(12.0)	(15.0)
Enterprise	23.4%	24.4%	27.3%	(1.0)	(2.9)
Imaging	37.7%	40.3%	40.1%	(2.6)	0.2
Total segment profit margin	29.8%	34.3%	41.7%	(4.5)	(7.4)

Segment Revenue

Fiscal 2014 Compared to Fiscal 2013

•
Healthcare segment revenue increased $31.1 million for the year ended September 30, 2014, as compared to the year ended September 30, 2013. Maintenance and support revenue increased $10.8 million driven by strong renewals related to our Dragon Medical licenses. Product and licensing revenue increased $10.6 million driven by higher sales in Dragon Medical licenses. Professional services and hosting revenue increased $9.7 million due to acquisitions adding $18.8 million in revenue, offset by the negative impact from the continued erosion resulting from customers' migration to electronic medical records.

•
Mobile and Consumer segment revenue decreased $28.2 million for the year ended September 30, 2014, as compared to the year ended September 30, 2013. Product and licensing revenue declined $44.6 million, driven primarily by a $33.1 million decrease in embedded license sales in our handset business, as our markets and customers continued to shift toward on-demand and ratable pricing models. In addition, there was an $11.5 million decrease in sales of our Dragon desktop consumer products due to an overall weakness in desktop software sales. Professional services and hosting revenue increased $15.5 million driven primarily by our recent acquisitions.

•
Enterprise segment revenue increased $33.6 million for the year ended September 30, 2014, as compared to the year ended September 30, 2013. Professional services and hosting revenue increased $46.8 million driven by our recent acquisitions. Product and licensing revenue decreased $21.8 million as a result of lower sales of our on-premise solutions. Maintenance and support revenue increased $8.6 million driven by strong renewals related to our on-premise solutions.

•
Imaging segment revenue decreased $7.1 million for the year ended September 30, 2014, as compared to the year ended September 30, 2013, as a result of a decrease of $19.7 million in product and licensing revenue due to lower sales of our multi-functional peripheral products as well as reduced demand for packaged software, offset by a $10.2 million increase in maintenance and support revenue.

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
Segment Profit
Fiscal 2014 Compared to Fiscal 2013

•
Healthcare segment profit for the year ended September 30, 2014 decreased 3.4% from the same period last year, primarily driven by increased costs from growth in sales of our on-demand solutions and increased investments in research and development. Segment profit margin decreased 2.5 percentage points, from 38.6% for the same period last year to 36.1% during the current period. The decrease in segment profit margin was primarily driven by a decrease of 1.6 percentage points in segment gross margin due to higher transcription related costs. In addition, segment profit margin decreased 1.3 percentage points due to increased investments in research and development to support innovation and new product launches.

•
Mobile and Consumer segment profit for the year ended September 30, 2014 decreased 43.8% from the same period last year, primarily driven by lower product and licensing revenue, increased costs to support the growth of our on-demand services and increased investments in research and development. Segment profit margin decreased 12.0 percentage points, from 29.8% for the same period last year to 17.8% during the current period. The decrease in segment profit margin was primarily driven by a 6.7 percentage point decrease in segment gross margin as our markets and customers continued to shift from embedded to on-demand solutions, driving increased costs to deploy large custom solutions for key customers, as well as a 5.6 percentage point increase in research and development spending related to acquisitions and investments to support cloud-based speech systems and natural language understanding advancements.

•
Enterprise segment profit for the year ended September 30, 2014 increased 6.0% from the same period last year, driven by higher professional services and hosting revenues from our recent acquisitions. Segment profit margin decreased 1.0 percentage points, from 24.4% for the same period last year to 23.4% in the current period. The decrease in segment profit margin was driven by decline in segment gross margin as a result of lower product and licensing sales.

•
Imaging segment profit for the year ended September 30, 2014 decreased 9.3% from the same period last year, driven by lower product and licensing sales. Segment profit margin decreased 2.6 percentage points, from 40.3% for the same period last year to of 37.7% during the current period. The decrease in segment profit margin was primarily driven by increased sales and marketing spending to support new product launches.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities totaled $588.2 million as of September 30, 2014, a decrease of $258.6 million as compared to $846.8 million as of September 30, 2013. Our working capital at September 30, 2014 was $522.5 million compared to $604.3 million of working capital at September 30, 2013. Cash and cash equivalents and marketable securities held by our international operations totaled $71.5 million and $65.8 million at September 30, 2014 and 2013, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these amounts, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity. As of September 30, 2014, our total accumulated deficit was $530.6 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions.
We believe our current cash and cash equivalents are sufficient to meet our operating needs for at least the next twelve months.

Cash provided by operating activities
Fiscal 2014 Compared to Fiscal 2013
Cash provided by operating activities for fiscal 2014 was $358.1 million, a decrease of $36.9 million, or 9%, as compared to cash provided by operating activities of $395.0 million for fiscal 2013. The net decrease was primarily driven by the following factors:

•	A decrease of $13.3 million in cash flows resulting from higher net loss, exclusive of non-cash adjustment items;

•	A decrease of $80.7 million in cash flows generated by changes in working capital excluding deferred revenue; and

•
Offset by an increase in cash flows of $57.2 million from an overall increase in deferred revenue. The increase in deferred revenue was primarily attributable to continued growth in new mobile on-demand service offerings where a portion of the fees are collected upfront, and recognized as revenue over the life of the contract. Healthcare deferred revenue has also increased reflecting the shift to term-based licenses.

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

Cash used in investing activities
Fiscal 2014 Compared to Fiscal 2013
Cash used in investing activities for fiscal 2014 was $311.0 million, a decrease of $383.0 million, or 55%, as compared to cash used in investing activities of $693.9 million for fiscal 2013. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $354.7 million for business and technology acquisitions; and

•
Offset by an increase in cash outflows of $23.2 million from purchases of marketable securities and other investments and an increase in cash inflows of $56.2 million from the sales and maturities of marketable securities and other investments.

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

Cash used in financing activities
Fiscal 2014 Compared to Fiscal 2013
Cash used in financing activities for fiscal 2014 was $307.2 million, an increase of $286.5 million, or 1,387%, as compared to cash used in financing activities of $20.7 million for fiscal 2013. The net increase was primarily driven by the following factors:

•
A decrease in cash inflows of $625.2 million from proceeds of debt issuances. Fiscal 2013 activities included proceeds of $351.7 million of Senior Notes due in 2020 issued in the first quarter of fiscal 2013 together with $277.1 million related to the amendment of our Credit Facility in August 2013;

•
Offset by a decrease in cash outflows of $170.6 million for the payment of long-term debt. The fiscal 2014 activity included the redemption of the 2027 Debentures for $250.0 million. Fiscal 2013 activities included payments of $277.1 million related to the amendment of our Credit Facility in August 2013 and $143.5 million related to on our term loan in October 2012;

•
A decrease in cash outflows of $157.9 million related to our share repurchase program. We repurchased 1.6 million shares of our common stock for total cash outflows of $26.5 million in fiscal 2014 as compared to 9.8 million shares of our common stock for total cash outflows of $184.4 million in fiscal 2013.

•
A decrease in cash outflows of $20.4 million as a result of lower cash payments required to net share settle employee equity awards, due to our lower stock price during fiscal 2014 as compared to fiscal 2013.

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
On August 14, 2012, we issued $700 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020, in a private placement. The net proceeds from the Notes were approximately $689.1 million, net of issuance costs. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The ending unamortized deferred debt issuance costs at September 30, 2014 and 2013 were $11.1 million and $13.0 million, respectively.
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
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2014, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Credit Facility
On August 7, 2013, we entered into an amendment agreement to amend and restate our existing amended and restated credit agreement, as previously amended. The credit agreement was originally dated March 31, 2006, and was amended and restated on April 5, 2007, and further amended and restated on July 7, 2011, and includes a term loan and a $75 million revolving credit line including letters of credit (together, the "Credit Facility"). Of the $483.4 million outstanding term loans originally due March 31, 2016, existing Lenders representing $333.2 million have elected to extend the maturity to August 7, 2019 and the balance of the term loans have been assigned to new lenders who have also agreed to the extended maturity date. The extended term loans bear interest, at our option, at a base rate determined in accordance with the amended and restated credit agreement, plus a spread of 1.75%, or a LIBOR rate plus a spread of 2.75%. Also, under terms of the amendment, the maturity date of our $75 million revolving credit facility has been extended from March 31, 2015 to August 7, 2018. The extended revolving loans bear interest, at our option, at a base rate determined in accordance with the Amended and Restated Credit Agreement, plus a spread of 0.50% to 0.75%, or a LIBOR rate plus a spread of 1.50% to 1.75%, in each case determined based on our consolidated net leverage ratio. As of September 30, 2014, $477.4 million remained outstanding under the term loans, there were $5.8 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended Credit Facility, interest is payable periodically at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.
At September 30, 2014 the applicable margins were 2.75%, with an effective rate of 2.91% on the remaining balance of $477.4 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our leverage ratio. As of September 30, 2014, the commitment fee rate was 0.375%.

We capitalized debt issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method, through August 2018 for costs associated with the revolving credit facility and through August 2019 for the remainder of the balance. As of September 30, 2014 and 2013, the ending unamortized deferred financing fees were $2.4 million and $2.9 million, respectively.
Principal payments on the term loan of $477.4 million are due in quarterly installments of $1.2 million through August 2019, at which point the remaining balance becomes due. In addition, an annual excess cash flow sweep, as defined in the Credit Facility, is payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flows in any period and no additional payments are required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount
2015	$4,834
2016	4,834
2017	4,834
2018	4,834
2019	458,040
Total	$477,376
Our obligations under the Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. The Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of our domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of significant first-tier foreign subsidiaries, all our material tangible and intangible assets and those of the guarantors, and any present and future intercompany debt. The Credit Facility also contains provisions for mandatory prepayments of outstanding term loans upon receipt of the following, and subject to certain exceptions: 100% of net cash proceeds from asset sales, 100% of net cash proceeds from issuance or incurrence of debt, and 100% of extraordinary receipts. We may voluntarily prepay borrowings under the Credit Facility without premium or penalty other than breakage costs, as defined with respect to LIBOR-based loans.

Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $289.2 million remained available for stock repurchases as of September 30, 2014, pursuant to our stock repurchase program. We repurchased 1.6 million shares for $26.4 million during the year ended September 30, 2014. These shares were retired upon repurchase. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Contractual Obligations
The following table outlines our contractual payment obligations as of September 30, 2014 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2015	2016 and 2017	2018 and 2019	Thereafter
Credit Facility(1)	$477.4	$4.8	$9.6	$463.0	$—
Convertible Debentures(2)	690.0	—	—	690.0	—
Senior Notes	1,050.0	—	—	—	1,050.0
Interest payable on long-term debt(3)	467.3	90.2	179.9	140.8	56.4
Letter of Credit(4)	5.8	5.8	—	—	—
Operating leases	207.3	38.8	69.7	38.0	60.8
Purchase commitments for inventory, property and equipment(5)	14.2	13.1	1.1	—	—
Other long-term liabilities assumed(6)	3.0	2.1	0.9	—	—
Total contractual cash obligations	$2,915.0	$154.8	$261.2	$1,331.8	$1,167.2

(1)	Principal is paid on a quarterly basis under the Credit Facility.

(2)	Holders of the 2031 Debentures have the right to require us to redeem the Debentures on November 1, 2017, 2021, and 2026.

(3)
Interest on the Credit Facility is due and payable monthly and is estimated using the effective interest rate as of September 30, 2014. Interest is due and payable semi-annually under 2031 Debentures at a rate of 2.75%. Interest is due and payable semi-annually on the Senior Notes at a rate of 5.375%.

(4)	Letters of Credit are in place primarily to secure future operating lease payments.

(5)
These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

(6)
Obligations include assumed long-term liabilities relating to a restructuring program initiated by a previous acquisition in 2003. The restructuring program related to the closing of a facility with a lease term set to expire in 2016. Total contractual obligation under the lease is $3.0 million. As of September 30, 2014, we have sub-leased certain of the office space related to the facility to unrelated third parties. Total sublease income under contractual terms is expected to be $1.7 million, which ranges from $0.5 million to $1.2 million on an annualized basis through 2016.

The gross liability for unrecognized tax benefits as of September 30, 2014 was $21.2 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Contingent Liabilities and Commitments
In connection with some of our acquisitions, we agree to make contingent cash payments to the former shareholders of certain of the acquired companies. The following represents the contingent cash payments that we may be required to make.
In connection with certain acquisitions completed in fiscal 2014, we may be required to make up to $13.5 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $18.9 million, will be recorded as compensation expense over the applicable employment period.
In connection with our acquisition of J.A. Thomas ("JA Thomas") in October 2012, we agreed to make deferred payments to the former shareholders of JA Thomas of up to $25.0 million in October 2014, contingent upon the continued employment of certain named executives and certain other conditions. In October 2014, upon completion of the required employment condition, we made a cash payment of $25.0 million to the former shareholders of JA Thomas.
Financial Instruments
We use financial instruments to manage our foreign exchange risk. We follow Financial Accounting Standards Board Accounting Standards Codification 815 (“ASC 815”), Derivatives and Hedging, for our derivative instruments.
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with foreign currency denominated assets and liabilities. We established this program so that gains and losses from remeasurement or settlement of these assets and liabilities are offset by gains or losses on the foreign currency forward contracts thus mitigating the risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts with terms of 90 days or less, and at September 30, 2014 we had outstanding contracts with a total notional value of $283.1 million.

From time to time we will enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. The security price guarantees require payment from either us to the third party, or from the third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other (expense) income, net. During the year ended September 30, 2014, 2013 and 2012, we recorded $(4.4) million, $(6.6) million and $8.0 million, respectively of (losses) gains associated with these contracts and (paid) received cash payments totaling $(5.3) million, $(3.8) million and $9.0 million, respectively, upon to settlement of the agreements during the year.
Pension Plans
We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $0.2 million, $1.3 million and $0.1 million for fiscal 2014, 2013 and 2012, respectively. The aggregate projected benefit obligation and aggregate net asset (liability) of our defined benefit plans as of September 30, 2014 was $34.9 million and $(5.0) million, respectively, and as of September 30, 2013 was $28.1 million and $0.1 million, respectively.
Off-Balance Sheet Arrangements
Through September 30, 2014, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and sales returns; accounting for deferred costs; accounting for internal-use software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. Our management bases its estimates on historical experience, market participant fair value considerations, projected future cash flows and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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
We determine fair values for each of the reporting units using an income approach. When available and appropriate, we also use a comparative market approach to derive the fair values. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long--term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 10.1% to 17.5%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparable entities is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.
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
Based on our assessments, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill. Significant adverse changes in our future revenues and/or cash flow results, or significant degradation in the enterprise values of comparable companies within our segments, could result in the determination that all or a portion of our goodwill is impaired. As of our fiscal 2014 annual impairment assessment date, our estimated fair values of our reporting units substantially exceeded their carrying values. Our Dragon desktop consumer products sales have experienced weakness as a result of declining desktop software sales. The operating plans and projections, which are the basis for the reporting unit fair value, anticipate revenue from new product launches and new market penetrations to supplement the existing revenue streams. We believe these estimates are reasonable, however, if we are unsuccessful in marketing our new products it may impact our assessment of the fair value of the reporting unit in future periods. As of July 1, 2014, our annual goodwill assessment date, the estimated fair value of our Dragon Consumer business, which has allocated goodwill of approximately $101.6 million, exceeded the carrying value by approximately 25%.
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
Determining the fair value of a reporting unit or asset group involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining the reporting units, determining the asset groups and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) changes to reporting units or asset groups, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on our consolidated financial statements through accelerated amortization and/or impairment charges.
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
As of September 30, 2014, we have $192.9 million of valuation allowances recorded against all U.S. deferred tax assets and certain foreign deferred tax assets. If we are subsequently able to utilize all or a portion of the deferred tax assets for which the remaining valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" (ASU 2014-15), to provide guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in the first quarter of fiscal 2017, with early adoption permitted. We do not believe that this will have a material impact on our consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, "Compensation - Stock Compensation," as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are currently evaluating the impact of our pending adoption on ASU 2014-12 on our consolidated financial statements.
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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2014 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gain or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $283.1 million at September 30, 2014. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.
At September 30, 2014, we held approximately $588.2 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase approximately $4.5 million, based on the September 30, 2014 reported balances of our investment accounts.
At September 30, 2014, our total outstanding debt balance exposed to variable interest rates was $477.4 million. A hypothetical change in market rates would have an impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding variable rate debt would increase $4.8 million per annum.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter in to from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of September 30, 2014, we have security price guarantees outstanding for approximately 0.2 million shares of our common stock. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flows.
2031 Debentures
The fair value of our 2031 Debentures is dependent on the price and volatility of our common stock, as well as movements in interest rates. The fair market value of the debentures will generally increase or decrease as the market price of our common stock changes. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. However, increases in the value of our common stock above the stated trigger price for each issuance for a specified period of time may provide the holders of the debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement.

Our debentures trade in the financial markets, and the fair value at September 30, 2014 was $681.6 million for the 2031 Debentures, based on an average of the bid and ask prices for the issuance on that day. This compares to the conversion value on September 30, 2014 of approximately $329.3 million. A 10% increase in the stock price over the September 30, 2014 closing price of $15.42 would have an estimated $13.2 million increase to the fair value and a $32.9 million increase to the conversion value of the debentures.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated November 26, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuance Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain acquisitions completed during fiscal 2014 which are included in the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended. These excluded acquisitions constituted approximately 0.8% of consolidated assets as of September 30, 2014 and approximately 2.2% of consolidated revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of these acquisitions because of the timing of the acquisitions which were completed during fiscal 2014. Our audit of internal control over financial reporting of Nuance Communications, Inc. also did not include an evaluation of the internal control over financial reporting of these acquisitions.
In our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2014 and our report dated November 26, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 26, 2014

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues:
Product and licensing	$710,988	$753,665	$740,726
Professional services and hosting	910,916	832,428	673,943
Maintenance and support	301,547	269,186	236,840
Total revenues	1,923,451	1,855,279	1,651,509
Cost of revenues:
Product and licensing	97,550	99,381	74,837
Professional services and hosting	633,248	550,881	424,733
Maintenance and support	52,553	52,705	45,325
Amortization of intangible assets	60,989	63,583	60,034
Total cost of revenues	844,340	766,550	604,929
Gross profit	1,079,111	1,088,729	1,046,580
Operating expenses:
Research and development	338,543	289,209	225,441
Sales and marketing	424,544	419,691	369,205
General and administrative	184,663	180,019	163,318
Amortization of intangible assets	109,063	105,258	95,416
Acquisition-related costs, net	24,218	29,685	58,746
Restructuring and other charges, net	19,443	16,385	8,268
Total operating expenses	1,100,474	1,040,247	920,394
(Loss) income from operations	(21,363)	48,482	126,186
Other (expense) income:
Interest income	2,345	1,615	2,234
Interest expense	(132,675)	(137,767)	(85,286)
Other (expense) income, net	(3,327)	(9,010)	22,168
(Loss) income before income taxes	(155,020)	(96,680)	65,302
(Benefit) provision for income taxes	(4,677)	18,558	(141,833)
Net (loss) income	$(150,343)	$(115,238)	$207,135
Net (loss) income per share:
Basic	$(0.47)	$(0.37)	$0.67
Diluted	$(0.47)	$(0.37)	$0.65
Weighted average common shares outstanding:
Basic	316,936	313,587	306,371
Diluted	316,936	313,587	320,822

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Net (loss) income	$(150,343)	$(115,238)	$207,135
Other comprehensive (loss) income:
Foreign currency translation adjustment	(27,639)	11,244	(7,776)
Pension adjustments	(3,189)	2,599	(1,648)
Unrealized gains on marketable securities	—	—	12
Unrealized losses on cash flow hedge derivatives	—	—	(20)
Total other comprehensive (loss) income, net	(30,828)	13,843	(9,432)
Comprehensive loss	$(181,171)	$(101,395)	$197,703

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$547,230	$808,118
Marketable securities	40,974	38,728
Accounts receivable, less allowances for doubtful accounts of $11,491 and $8,529	428,266	382,741
Prepaid expenses and other current assets	92,040	104,971
Deferred tax assets	55,990	74,969
Total current assets	1,164,500	1,409,527
Land, building and equipment, net	191,411	160,973
Goodwill	3,410,893	3,293,198
Intangible assets, net	915,483	953,278
Other assets	137,997	141,627
Total assets	$5,820,284	$5,958,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,834	$246,040
Accounts payable	61,760	91,016
Contingent and deferred acquisition payments	35,911	200
Accrued expenses and other current liabilities	241,279	214,225
Deferred revenue	298,225	253,753
Total current liabilities	642,009	805,234
Long-term portion of debt	2,127,392	2,108,091
Deferred revenue, net of current portion	249,879	160,823
Deferred tax liabilities	156,235	162,774
Other liabilities	62,777	83,667
Total liabilities	3,238,292	3,320,589
Commitments and contingencies (Notes 4 and 16)
Stockholders’ equity:
Common stock, $0.001 par value; 560,000 shares authorized; 324,621 and 319,365 shares issued and 320,870 and 315,614 shares outstanding, respectively	325	319
Additional paid-in capital	3,153,033	3,017,074
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive (loss) income	(24,015)	6,813
Accumulated deficit	(530,563)	(369,404)
Total stockholders’ equity	2,581,992	2,638,014
Total liabilities and stockholders’ equity	$5,820,284	$5,958,603
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2011	3,562	$4,631	312,456	$312	$2,745,931	3,751	$(16,788)	$2,402	$(243,117)	$2,493,371
Issuance of common stock under employee stock plans			9,891	10	27,737					27,747
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(2,158)	(2)	(52,000)					(52,002)
Stock-based compensation					161,165					161,165
Excess tax benefit from share-based payment plans					(3,583)					(3,583)
Repurchase and retirement of common stock			(8,514)	(8)	(74,816)				(125,173)	(199,997)
Equity portion of convertible debt issuance, net of tax effect					96,934					96,934
Issuance of common stock in connection with acquisitions and collaboration agreements			1,070	1	25,367					25,368
Issuance of common stock in connection with warrant exercises			3,076	3	(3)					—
Reclassification to temporary equity					(18,430)					(18,430)
Net income									207,135	207,135
Other comprehensive loss								(9,432)		(9,432)
Balance at September 30, 2012	3,562	4,631	315,821	316	2,908,302	3,751	(16,788)	(7,030)	(161,155)	2,728,276
Issuance of common stock under employee stock plans, net			11,261	11	30,205					30,216
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(2,854)	(3)	(59,688)					(59,691)
Stock-based compensation					179,442					179,442
Repurchase and retirement of common stock			(9,805)	(10)	(91,367)				(93,011)	(184,388)
Conversion of preferred stock	(3,562)	(4,631)	3,562	4	4,627					—
Issuance of common stock in connection with acquisitions and collaboration agreements			1,146	1	22,461					22,462
Reclassification from temporary equity					18,430					18,430
Other, net			234	—	4,662					4,662
Net loss									(115,238)	(115,238)
Other comprehensive income								13,843		13,843
Balance at September 30, 2013	—	—	319,365	319	3,017,074	3,751	(16,788)	6,813	(369,404)	2,638,014
Issuance of common stock under employee stock plans, net			9,339	9	22,643					22,652
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(2,678)	(1)	(40,993)					(40,994)
Stock-based compensation					166,224					166,224
Repurchase and retirement of common stock			(1,639)	(2)	(15,665)				(10,816)	(26,483)
Issuance of common stock in connection with acquisitions and collaboration agreements			234	—	3,750					3,750
Net loss									(150,343)	(150,343)
Other comprehensive loss								(30,828)		(30,828)
Balance at September 30, 2014	—	$—	324,621	$325	$3,153,033	3,751	$(16,788)	$(24,015)	$(530,563)	$2,581,992
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(150,343)	$(115,238)	$207,135
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	221,776	208,659	187,183
Stock-based compensation	192,964	159,325	174,581
Non-cash interest expense	36,719	40,019	35,497
Deferred tax benefit	(22,172)	(2,472)	(151,547)
Loss (gain) on non-controlling strategic equity interest	—	790	(13,726)
Other	(7,726)	(6,537)	4,016
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(39,502)	25,165	(55,210)
Prepaid expenses and other assets	(396)	10,988	13,881
Accounts payable	(28,617)	(26,843)	22,645
Accrued expenses and other liabilities	13,617	16,506	8,939
Deferred revenue	141,827	84,648	39,605
Net cash provided by operating activities	358,147	395,010	472,999
Cash flows from investing activities
Capital expenditures	(60,287)	(55,588)	(62,910)
Payments for business and technology acquisitions, net of cash acquired	(253,000)	(607,653)	(884,945)
Purchases of marketable securities and other investments	(62,639)	(39,435)	(15,156)
Proceeds from sales and maturities of marketable securities and other investments	64,975	8,768	31,789
Change in restricted cash balances	—	—	6,747
Net cash used in investing activities	(310,951)	(693,908)	(924,475)
Cash flows from financing activities
Payments of debt	(255,038)	(425,634)	(6,605)
Proceeds from long-term debt, net of issuance costs	—	625,155	1,364,925
Payments for repurchase of common stock	(26,483)	(184,388)	(199,997)
Payments on other long-term liabilities	(2,890)	(1,688)	(8,525)
(Payments for) proceeds from settlement of share-based derivatives, net	(5,286)	(3,801)	9,020
Excess tax benefits on employee equity awards	—	—	(3,583)
Proceeds from issuance of common stock from employee stock plans	22,652	30,216	27,747
Cash used to net share settle employee equity awards	(40,121)	(60,517)	(49,947)
Net cash (used in) provided by financing activities	(307,166)	(20,657)	1,133,035
Effects of exchange rate changes on cash and cash equivalents	(918)	(2,088)	978
Net (decrease) increase in cash and cash equivalents	(260,888)	(321,643)	682,537
Cash and cash equivalents at beginning of year	808,118	1,129,761	447,224
Cash and cash equivalents at end of year	$547,230	$808,118	$1,129,761

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
We have built a portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies. Significant business acquisitions during the three years ended September 30, 2014, were as follows:

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
We operate in four reportable segments: Healthcare, Mobile and Consumer, Enterprise, and Imaging. See Note 20 for a description of each of these segments.
We reclassified certain immaterial amounts related to stock-based compensation between research and development expense, selling and marketing expense and general and administrative expense for the year ended September 30, 2013. We also reclassified certain amounts between other assets and land, building and equipment, net as of September 30, 2013. These reclassifications have no impact on our results of operations or cash flows provided by operations.

2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments. The most important of these relate to revenue recognition; the allowances for doubtful accounts and sales returns; accounting for deferred costs; accounting for internal-use software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; the accounting for derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.
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

We offer some of our products via a Software-as-a-Service ("SaaS") model also known as a hosted model. In this type of arrangement, we are compensated in three ways: (1) fees for up-front set-up of the service environment (2) fees charged on a usage or per transaction basis, and (3) fees charged for on-demand service subscriptions. Our up-front set-up fees are nonrefundable. We recognize the up-front set-up fees ratably over the longer of the contract lives, or the expected lives of the customer relationships. The on-demand, usage-based or per transaction fees are due and payable as each individual transaction is processed through the hosted service and is recognized as revenue in the period the services are provided. The on-demand service subscription fees are recognized ratably over our estimate of the useful life of devices on which the hosted service is provided.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Business Combinations
We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets;

•	estimated fair values of legal performance commitments to customers, assumed from the acquiree under existing contractual obligations (classified as deferred revenue);

•	estimated fair values of stock awards assumed from the acquiree that are included in the purchase price;

•	estimated fair value of required payments under contingent consideration provisions;

•	estimated income tax assets and liabilities assumed from the acquiree; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We determine fair values for each of the reporting units using an income approach. When available and appropriate, we also use a comparative market approach to derive the fair values. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 10.1% to 17.5%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. Certain corporate assets and liabilities that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values.
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
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. We assess the recoverability of the asset or asset group based on the undiscounted future cash flows the assets are expected to generate, and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the assets plus net proceeds expected from disposition of the assets, if any, are less than the carrying value of the assets. Estimating the future cash flows of an asset or asset group involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, as well as future economic and market conditions. If an asset or asset group is deemed to be impaired, the amount of the impairment loss, if any, represents the excess of the asset or asset group’s carrying value compared to its estimated fair value.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
Cash and cash equivalents consists of cash on hand, including money market funds and time deposits with original maturities of 90 days or less.
Marketable Securities and Minority Investments
Marketable Securities:  Marketable securities consist of time deposits and high-quality corporate debt instruments with stated maturities of more than 90 days. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. As of September 30, 2014, the total cost basis of our marketable securities was $41.0 million.
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
For the years ended September 30, 2014, 2013 and 2012, the activity related to accounts receivable allowances was as follows (dollars in thousands):

	Allowance for Doubtful Accounts	Allowance for Sales Returns
Balance at October 1, 2011	$5,707	$6,233
Bad debt provision	2,706	—
Write-offs, net of recoveries	(1,480)	—
Revenue adjustments, net	—	3,635
Balance at September 30, 2012	$6,933	$9,868
Bad debt provisions	4,781	—
Write-offs, net of recoveries	(3,185)	—
Revenue adjustments, net	—	(4,208)
Balance at September 30, 2013	$8,529	$5,660
Bad debt provisions	3,917	—
Write-offs, net of recoveries	(955)	—
Revenue adjustments, net	—	4,268
Balance at September 30, 2014	$11,491	$9,928
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories, net of allowances, consisted of the following (dollars in thousands):

	September 30, 2014	September 30, 2013
Components and parts	$8,591	$11,504
Finished products	3,862	3,212
	$12,453	$14,716
Accounting for Collaboration Agreements
Healthcare Collaboration Agreement
In June 2011, we entered into an agreement with a large healthcare provider to acquire certain data for $10.0 million, to be used in a joint development project. In addition, under the terms of the arrangement we will be reimbursed for certain research and development costs related to specified product development projects with the objective of commercializing the resulting products. All intellectual property derived from these research and development efforts will be owned by us. Upon product introduction, we will pay royalties to this party based on the actual sales. At the end of five years, the party can elect to continue with the arrangement, receiving royalties on future sales, or receive a buy-out payment from us and forgo future royalties. The buy-out payment is calculated based on a number of factors including the net cash flows received and paid by the parties, as well as a minimum return on those net cash flows. As of September 30, 2014, the estimated maximum amount that would be payable if our partner were to elect to receive a buy-out at the option date is $2.6 million.
The above development arrangement is accounted for in accordance with ASC 730, Research and Development. Accordingly, any buy-out obligation will be recorded as a liability and any reimbursement of the research and development costs in excess of the buy-out obligation will be recorded as an offset to research and development costs. Royalties paid to this party upon commercialization of any products from these development efforts will be recorded as a reduction to revenue in accordance with ASC 605. For fiscal year ended September 30, 2013, $2.2 million of expense reimbursement has been recorded as a reduction in research and development expense. In April 2013, we signed Amendment No. 1 to the agreement. Under terms of the amendment, funding for future research and development expenses ended effective September 30, 2013.
Intellectual Property Collaboration Agreements
In order to gain access to a third party’s extensive speech recognition technology, natural language and semantic processing technology, in fiscal 2010 and 2011, we entered into intellectual property collaboration agreements with terms up to six years. Generally, the agreements call for annual payments in cash or shares of our common stock, at our election. The final payments under the agreements were paid in 2014 and total $3.8 million. Depending on the agreement, some or all intellectual property derived from these collaborations will be jointly owned by the two parties. For the majority of the developed intellectual property, we will have sole rights to commercialize such intellectual property for periods ranging between two to six years, depending on the agreement. We issued 0.2 million, 1.1 million and 1.0 million shares of our common stock for payments totaling $3.8 million, $22.5 million and $23.4 million in each of the fiscal years ending in 2014, 2013 and 2012, respectively.
The payments are recorded as a prepaid asset when made, and are expensed ratably over the contractual period. For the years ended September 30, 2014, 2013 and 2012, we have recognized $19.7 million, $20.6 million, and $21.0 million as research and development expense, respectively, related to these agreements in our consolidated statements of operations.
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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	2014	2013	2012
Transition and integration costs	$25,290	$28,302	$9,888
Professional service fees	9,929	20,381	48,401
Acquisition-related adjustments	(11,001)	(18,998)	457
Total	$24,218	$29,685	$58,746
Included in Acquisition-related adjustments for the year ended September 30, 2014 and 2013, is income of $7.7 million and $17.8 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal 2008 and 2007, respectively, following the expiration of the applicable statute of limitations.
Advertising Costs
Advertising costs are expensed as incurred and are classified as sales and marketing expenses. Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. Cooperative advertising obligations are accrued and expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. We incurred advertising costs of $49.4 million, $52.1 million and $48.2 million for fiscal 2014, 2013 and 2012, respectively.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2014 and 2013, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.
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
The components of accumulated other comprehensive income (loss), reflected in the consolidated statements of stockholders’ equity, consisted of the following (dollars in thousands):

	2014	2013	2012
Foreign currency translation adjustment	$(19,851)	$7,788	$(3,456)
Net unrealized losses on post-retirement benefits	(4,164)	(975)	(3,574)
Total	$(24,015)	$6,813	$(7,030)
Concentration of Risk
Financial instruments that potentially subject us to significant concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and trade accounts receivable. We place our cash and cash equivalents and marketable securities with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. At September 30, 2014 and 2013, no customer accounted for greater than 10% of our net accounts receivable balance or 10% of our revenue for fiscal 2014, 2013 or 2012.
Fair Value of Financial Instruments
Financial instruments including cash equivalents, accounts receivable, and accounts payable are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. Marketable securities and derivative instruments are carried at fair value. Refer to Note 10 for discussion of the fair value of our long-term debt.
Foreign Currency Translation
We have significant foreign operations and transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other (expense) income, net, in the accompanying consolidated statements of operations. Assets and liabilities of operations outside the United States, for which the functional currency is the local currency, are translated into United States dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency transaction (losses) gains included in other (expense) income, net for fiscal 2014, 2013, and 2012 were $0.9 million, $(0.5) million, and $0.6 million, respectively.
Financial Instruments and Hedging Activities
We utilize derivative instruments to hedge specific financial risks including foreign exchange risk. We do not engage in speculative hedging activity. In order for us to account for a derivative instrument as a hedge, specific criteria must be met, including: (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized in other (expense) income, net, in the consolidated statements of operations. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income (loss) to the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of operations, in the appropriate revenue or expense caption. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. We report cash flows arising from derivative financial instruments designated as fair value or cash flow hedges consistent with the classification of the cash flows from the underlying hedged items that these derivatives are hedging. Cash flows from derivatives that do not qualify as hedges are generally reported in cash flows from investing activities. Cash payments or cash receipts on security price guarantees related to changes in the price of our own stock as discussed in Note 11, are reported as cash flows from financing activities.
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
Net (Loss) Income Per Share
We compute net (loss) income per share in accordance with the two-class method. Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Net losses are not allocated to preferred stockholders. We have determined that the Series B convertible preferred stock outstanding as of September 30, 2012, represented a participating security and as such the preferred shares are excluded from basic earnings per share for the year ended September 30, 2012.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation for basic and diluted net (loss) income per share for the years ended September 30, 2014, 2013 and 2012 (dollars in thousands, except per share amounts):

	2014	2013	2012
Numerator:
Basic
Net (loss) income	$(150,343)	$(115,238)	$207,135
Allocation of undistributed earnings to preferred stockholders	—	—	(2,381)
Net (loss) income available to common stockholders — basic	$(150,343)	$(115,238)	$204,754
Diluted
Net (loss) income available to common stockholders — diluted	$(150,343)	$(115,238)	$207,135
Denominator:
Basic
Weighted average common shares outstanding	316,936	313,587	306,371
Diluted
Weighted average common shares outstanding — basic	316,936	313,587	306,371
Weighted average effect of dilutive common equivalent shares:
Assumed conversion of Series B Preferred Stock	—	—	3,562
Employee stock compensation plans	—	—	6,074
Warrants	—	—	2,094
Convertible Debt	—	—	2,558
Other contingently issuable shares	—	—	163
Weighted average common shares outstanding — diluted	316,936	313,587	320,822
Net (loss) income per share:
Basic	$(0.47)	$(0.37)	$0.67
Diluted	$(0.47)	$(0.37)	$0.65

Common equivalent shares are excluded from the computation of diluted net (loss) income per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 10.9 million shares, 13.6 million shares and 3.2 million shares for the years ended September 30, 2014, 2013 and 2012, respectively, have been excluded from the computation of diluted net (loss) income per share because their inclusion would be anti-dilutive.
Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" (ASU 2014-15), to provide guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in the first quarter of fiscal 2017, with early adoption permitted. We do not believe that this will have a material impact on our consolidated financial statements.
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
Fiscal 2014 Acquisitions
During fiscal 2014, we acquired several immaterial businesses in our Imaging, Healthcare and Enterprise segments for total initial cash consideration of $258.1 million together with future contingent payments. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, we recorded $141.1 million of goodwill and $134.5 million of identifiable intangibles assets. Intangible assets acquired included customer relationships and core and completed technology with weighted average useful lives of 10.2 years. The majority of these acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.
The fair value estimates for the assets acquired and liabilities assumed for acquisitions completed during fiscal 2014 were based upon preliminary calculations and valuations, and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain receivables and liabilities acquired.
We have not furnished pro forma financial information related to our current year acquisitions because such information is not material, individually or in the aggregate, to our financial results.
Fiscal 2013 Acquisitions
On May 31, 2013, we acquired Tweddle Technology Solutions Segment ("TGT") for total consideration of $83.3 million in cash, including a purchase price adjustment as specified in the asset purchase agreement. TGT provides cloud-based infotainment and communications solutions to the automotive industry. The transaction was structured as an asset acquisition, and therefore

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the goodwill is expected to be deductible for tax purposes. The results of operations for TGT are included in our Mobile and Consumer segment from the acquisition date.
In October 2012, we acquired JA Thomas for cash consideration totaling approximately $244.8 million together with a deferred payment of $25.0 million contingent on the continued employment of certain key executives. The deferred payment was recorded as compensation expense over the requisite employment period, and included in acquisition-related costs, net in our consolidated statements of operations. JA Thomas provides Clinical Documentation Improvement solutions to hospitals, primarily in the U.S., and the results of operations are included in our Healthcare segment from the acquisition date. In accordance with the JA Thomas stock purchase agreement, we reached an agreement with the sellers to treat this transaction as an asset purchase, and therefore the goodwill is expected to be deductible for tax purposes.
During fiscal 2013, we acquired several other businesses for total purchase consideration of $251.7 million. These acquisitions are not individually material and were made in each of our segments. These acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.
The results of operations of these acquisitions have been included in our financial results from the applicable acquisition date. A summary of the final allocation of the purchase consideration for our fiscal 2013 acquisitions is as follows (dollars in thousands):

	TGT	JA Thomas	Other Fiscal 2013 Acquisitions
Purchase consideration:
Cash	$83,330	$244,777	$251,215
Fair value of contingent consideration	—	—	450
Total purchase consideration	$83,330	$244,777	$251,665

Allocation of the purchase consideration:
Cash	$—	$3,555	$18,004
Accounts receivable (a)	8,779	8,310	17,237
Goodwill	42,858	163,863	122,375
Identifiable intangible assets (b)	33,600	71,310	109,383
Other assets	10,330	2,745	31,554
Total assets acquired	95,567	249,783	298,553
Current liabilities	(1,452)	(2,843)	(10,274)
Deferred tax liability	—	(1,474)	(35,557)
Other long term liabilities	(10,785)	(689)	(1,057)
Total liabilities assumed	(12,237)	(5,006)	(46,888)
Net assets acquired	$83,330	$244,777	$251,665

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Accounts receivable have been recorded at their estimated fair values and the fair value reserve was not material.

(b)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on final valuations (dollars in thousands):

	TGT		JA Thomas		Other Fiscal 2013 Acquisitions
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Core and completed technology	$7,700	7.0	$3,920	5.0	$33,663	6.6
Customer relationships	25,900	9.0	66,100	11.0	72,188	10.9
Trade names	—	—	1,290	7.0	3,102	6.6
Non-Compete agreements	—	—	—	—	430	2.8
Total	$33,600		$71,310		$109,383
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

(d)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on final valuations (dollars in thousands):

	Vlingo		Transcend		Other Fiscal 2012 Acquisitions
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Core and completed technology	$5,362	5.4	$5,410	5.0	$45,300	7.9
Customer relationships	23,200	14.0	130,260	13.0	90,400	11.5
Trade name	30	1.0	4,480	4.0	9,000	8.2
Non-Compete agreements	790	3.0	2,010	3.0	200	3.0
Total	$29,382		$142,160		$144,900

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Contingent Acquisition Payments
Earn-out Payments
In connection with certain acquisitions completed in fiscal 2014, we may be required to make up to $13.5 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. The contingent payments for these acquisitions were recorded at a total estimated fair value of $7.7 million on the applicable acquisition date, based on the probability of achieving the specified objective using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy (see Note 12). The changes to the fair value of the contingent consideration will be recognized in acquisition-related costs, net in the consolidated statements of operations in the period in which the estimated fair value changes. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $18.9 million, will be recorded as compensation expense over the applicable employment period, and included in acquisition-related costs, net in our consolidated statements of operations.
In connection with our acquisition of JA Thomas in October 2012, we agreed to make deferred payments to the former shareholders of JA Thomas of up to $25.0 million in October 2014, contingent upon the continued employment of certain named executives and certain other conditions. The deferred payment was recognized as compensation expense over the two year employment period and included in acquisition-related costs, net in our consolidated statements of operations. In October 2014, upon completion of the required employment condition, we made a cash payment of $25.0 million to the former shareholders of JA Thomas.
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

5.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for our reportable segments for fiscal years 2014 and 2013 were as follows (dollars in thousands):

	Healthcare	Mobile and Consumer	Enterprise	Imaging	Total
Balance as of September 30, 2012	$1,024,668	$1,265,866	$496,833	$168,110	$2,955,477
Acquisitions	232,545	47,597	17,372	33,338	330,852
Dispositions	(712)	—	(731)	—	(1,443)
Purchase accounting adjustments	(588)	(3,829)	—	265	(4,152)
Effect of foreign currency translation	1,314	4,001	6,495	654	12,464
Balance as of September 30, 2013	1,257,227	1,313,635	519,969	202,367	3,293,198
Acquisitions	52,483	—	29,047	59,609	141,139
Purchase accounting adjustments	(303)	2,595	(4,496)	500	(1,704)
Effect of foreign currency translation	(5,308)	(6,905)	(8,319)	(1,208)	(21,740)
Balance as of September 30, 2014	$1,304,099	$1,309,325	$536,201	$261,268	$3,410,893

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following as of September 30, 2014 and 2013, which includes $76.8 million and $98.8 million of licensed technology, respectively (dollars in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$1,103,092	$(466,144)	$636,948	9.1
Technology and patents	457,567	(225,137)	232,430	5.1
Trade names, trademarks, and other	67,252	(21,996)	45,256	7.1
Non-competition agreements	3,988	(3,139)	849	1.0
Total	$1,631,899	$(716,416)	$915,483	7.9

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$1,072,993	$(423,442)	$649,551	9.4
Technology and patents	445,331	(188,585)	256,746	5.3
Trade names, trademarks, and other	63,651	(18,661)	44,990	8.3
Non-competition agreements	3,981	(1,990)	1,991	1.5
Total	$1,585,956	$(632,678)	$953,278	8.2
Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying statements of operations and amounted to $61.0 million, $63.6 million and $60.0 million in fiscal 2014, 2013 and 2012, respectively. Amortization expense for customer relationships, trade names, trademarks, and other, and non-competition agreements is included in operating expenses and amounted to $109.1 million, $105.3 million and $95.4 million in fiscal 2014, 2013 and 2012, respectively.
Estimated amortization expense for each of the five succeeding years as of September 30, 2014, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenue	Other Operating Expenses	Total
2015	$58,659	$103,302	$161,961
2016	51,864	103,319	155,183
2017	42,760	88,757	131,517
2018	32,068	65,780	97,848
2019	18,700	63,330	82,030
Thereafter	28,380	258,564	286,944
Total	$232,431	$683,052	$915,483

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accounts Receivable
Accounts receivable consisted of the following (dollars in thousands):

	September 30, 2014	September 30, 2013
Trade accounts receivable	$432,584	$375,044
Unbilled accounts receivable under long-term contracts	17,101	21,886
Gross accounts receivable	449,685	396,930
Less — allowance for doubtful accounts	(11,491)	(8,529)
Less — allowance for sales returns	(9,928)	(5,660)
Accounts receivable, net	$428,266	$382,741

7.	Land, Building and Equipment, Net
Land, building and equipment, net consisted of the following (dollars in thousands):

	Useful Life (In Years)	September 30, 2014	September 30, 2013
Land	—	$2,400	$2,400
Building	30	5,456	5,456
Machinery and equipment	3-5	78,539	59,941
Computers, software and equipment	3-7	271,278	228,155
Leasehold improvements	2-7	34,867	26,357
Furniture and fixtures	5	20,306	14,862
Construction in progress	—	3,764	1,945
Subtotal		416,610	339,116
Less: accumulated depreciation		(225,199)	(178,143)
Land, building and equipment, net		$191,411	$160,973
We capitalize certain costs associated with internal-use software including purchased licenses, contract labor and internal labor costs. For the years ended September 30, 2014, 2013 and 2012 respectively, we capitalized $41.8 million, $26.4 million and $11.7 million of internal labor costs related to internal-use software; these amounts are included in Computers, software and equipment.
Depreciation expense for fiscal 2014, 2013 and 2012 was $51.7 million, $39.8 million and $31.7 million, respectively.

8.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30, 2014	September 30, 2013
Compensation	$146,730	$112,756
Cost of revenue related liabilities	22,340	17,992
Accrued interest payable	15,092	15,879
Professional fees	10,852	17,682
Sales and marketing incentives	10,188	11,681
Sales and other taxes payable	9,367	10,625
Acquisition costs and liabilities	9,307	15,522
Facilities related liabilities	5,720	4,249
Other	11,683	7,839
Total	$241,279	$214,225

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Deferred Revenue
Deferred maintenance revenue consists of prepaid fees received for post-contract customer support for our products, including telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis. Unearned revenue includes upfront fees for setup and implementation activities as well as subscription fees related to hosted offerings; certain software arrangements for which we do not have fair value of post-contract customer support, resulting in ratable revenue recognition for the entire arrangement on a straight-line basis; and fees in excess of estimated earnings on percentage-of-completion service contracts.
Deferred revenue at September 30, 2014 and 2013 was as follows (dollars in thousands):

	September 30, 2014	September 30, 2013
Current Liabilities:
Deferred maintenance revenue	$140,737	$134,213
Unearned revenue	157,488	119,540
Total current deferred revenue	$298,225	$253,753
Long-term Liabilities:
Deferred maintenance revenue	$60,398	$51,784
Unearned revenue	189,481	109,039
Total long-term deferred revenue	$249,879	$160,823

10.	Credit Facilities and Debt
At September 30, 2014 and 2013, we had the following borrowing obligations (dollars in thousands):

	September 30, 2014	September 30, 2013
5.375% Senior Notes due 2020, net of unamortized premium of $4.6 million and $5.4 million, respectively. Effective interest rate 5.28%.	$1,054,601	$1,055,385
2.75% Convertible Debentures due 2031, net of unamortized discount of $88.8 million and $113.5 million, respectively. Effective interest rate 7.43%.	601,226	576,524
2.75% Convertible Debentures due 2027, net of unamortized discount of $8.8 million at September 30, 2013. Effective interest rate 7.30%.	—	241,206
Credit Facility, net of unamortized original issue discount of $1.0 million and $1.2 million respectively.	476,399	481,016
Total long-term debt	2,132,226	2,354,131
Less: current portion	4,834	246,040
Non-current portion of long-term debt	$2,127,392	$2,108,091
The estimated fair value of our long-term debt approximated $2,179.2 million (face value $2,217.4 million) and $2,458.2 million (face value $2,472.2 million) at September 30, 2014 and 2013, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the Convertible Debentures, and the term loan portion of our Credit Facility are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at September 30, 2014 and 2013.
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. The net proceeds from the Notes were approximately $689.1 million, net of issuance costs. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The ending unamortized deferred debt issuance costs for the total 5.375% Senior Notes at September 30, 2014 and 2013 were $11.1 million and $13.0 million respectively.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes due 2020 (the "Notes"). The Notes were issued pursuant to the indenture agreement dated August 14, 2012, relating to our existing $700 million aggregate principal amount of 5.375% Senior Notes due in 2020. Total proceeds received, net of issuance costs, were $351.7 million. On October 31, 2012, we used $143.5 million of the net proceeds to pay the term loans under the Credit Facility originally maturing in March 2013.
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
ASC 470-20, Debt with Conversion and Other Options, requires us to allocate the proceeds to the liability component based on the fair value determined at the issuance date with the remainder allocated to the conversion right and recorded in stockholders' equity. We initially allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through November 2017. As of September 30, 2014 and 2013, the ending unamortized discount was $88.8 million and $113.5 million, respectively and the ending unamortized deferred debt issuance costs were $5.5 million and $7.3 million, respectively. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2031 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2014, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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
In August 2014, we redeemed the total outstanding $250 million aggregate principal amount of the 2027 Debentures in accordance with the terms of the debentures. In accordance with the applicable authoritative accounting guidance, we determined that the fair value of the liability component of the convertible notes approximated the carrying value on the redemption date, and therefore no gain or loss was recognized.
Credit Facility
On August 7, 2013, we entered into an amendment agreement to amend and restate our existing amended and restated credit agreement, as previously amended. The credit agreement was originally dated March 31, 2006, and was amended and restated on April 5, 2007, and further amended and restated on July 7, 2011. The amended credit agreement includes a term loan and a $75 million revolving credit line including letters of credit (together, the "Credit Facility"). Of the $483.4 million outstanding term loans originally due March 31, 2016, existing Lenders representing $333.2 million elected to extend the maturity to August 7, 2019 and the balance of the term loans have been assigned to new lenders who have also agreed to the extended maturity date. We accounted for the amendment in accordance with ASC 470-50-40, "Debt - Modifications and Extinguishments”and determined that the amendment should be accounted for as an extinguishment for certain of the lenders participating in the credit facility, based on the new terms of the amended agreement. Of the total balance outstanding at the amendment date, $277.1 million was recorded as extinguished, and the loss on extinguishment was not material.
The extended term loans bear interest, at our option, at a base rate determined in accordance with the amended and restated credit agreement, plus a spread of 1.75%, or a LIBOR rate plus a spread of 2.75%. Also, under terms of the amendment, the maturity date of our $75 million credit facility has been extended from March 31, 2015 to August 7, 2018. The extended revolving loans bear interest, at our option, at a base rate determined in accordance with the Amended and Restated Credit Agreement, plus a spread of 0.50% to 0.75%, or a LIBOR rate plus a spread of 1.50% to 1.75%, in each case determined based on our consolidated net leverage ratio. As of September 30, 2014, there were $5.8 million of letters of credit issued under the revolving credit line and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended Credit Facility, interest is payable periodically at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.
At September 30, 2014 the applicable margins were 2.75%, with an effective rate of 2.91%, on the remaining balance of $477.4 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our leverage ratio. As of September 30, 2014, the commitment fee rate was 0.375%.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We capitalized debt issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method, through August 2018 for costs associated with the revolving credit facility and through August 2019 for the remainder of the balance. As of September 30, 2014 and 2013, the ending unamortized deferred financing fees were $2.4 million and $2.9 million, respectively.
Principal payments on the term loan of $477.4 million are due in quarterly installments of $1.2 million through August 2019, at which point the remaining balance becomes due. In addition, an annual excess cash flow sweep, as defined in the Credit Facility, is payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flows in any period and no additional payments are required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount
2015	$4,834
2016	4,834
2017	4,834
2018	4,834
2019	458,040
Total	$477,376

Our obligations under the Credit Facility are unconditionally guaranteed by, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. The Credit Facility and the guarantees thereof are secured by first priority liens and security interests in the following: 100% of the capital stock of substantially all of our domestic subsidiaries and 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of significant first-tier foreign subsidiaries, all our material tangible and intangible assets and those of the guarantors, and any present and future intercompany debt. The Credit Facility also contains provisions for mandatory prepayments of outstanding term loans upon receipt of the following, and subject to certain exceptions: 100% of net cash proceeds from asset sales, 100% of net cash proceeds from issuance or incurrence of debt, and 100% of extraordinary receipts. We may voluntarily prepay borrowings under the Credit Facility without premium or penalty other than breakage costs, as defined with respect to LIBOR-based loans.

11.	Financial Instruments and Hedging Activities
Derivatives not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the local functional currency of our operations. We have a hedging program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into contracts for less than 90 days, and at September 30, 2014 and 2013, we had outstanding contracts with a total notional value of $283.1 million and $247.8 million, respectively.

We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging and accordingly, we recorded the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other (expense) income, net in our consolidated statement of operations.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to partnering and technology acquisition activities. Generally these shares are issued subject to security price guarantees which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

they were freestanding. The security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. Changes in the fair value of these security price guarantees are reported in earnings in each period as other (expense) income, net. During the years ended September 30, 2014, 2013 and 2012, we (paid) received cash totaling $(5.3) million, $(3.8) million and $9.0 million, respectively, upon the settlement of agreements.

The following is a summary of the outstanding shares subject to security price guarantees at September 30, 2014 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
June 1, 2014	234,375	December 1, 2014	$3,750

The following table provides a quantitative summary of the fair value of our derivative instruments as of September 30, 2014 and 2013 (dollars in thousands):

		Fair Value
Description	Balance Sheet Classification	September 30, 2014	September 30, 2013
Derivatives Not Designated as Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$—	$2,201
Foreign currency contracts	Accrued expenses and other current liabilities	(272)	—
Security Price Guarantees	Accrued expenses and other current liabilities	(135)	(1,044)
Net asset value of non-hedged derivative instruments		$(407)	$1,157

The following tables summarize the activity of derivative instruments for the fiscal 2014 and 2013 (dollars in thousands):
Derivatives Not Designated as Hedges for the Fiscal Year Ended September 30

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2014	2013	2012
Foreign currency contracts	Other (expense) income, net	$(2,404)	$2,182	$(2,324)
Security price guarantees	Other (expense) income, net	$(4,358)	$(6,603)	$7,997

12.	Fair Value Measures
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and 2013 consisted of (dollars in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$407,749	$—	$—	$407,749
US government agency securities(a)	1,000	—	—	1,000
Time deposits(b)	—	5,630	—	5,630
Marketable securities, $40,974 at cost(b)	—	40,974	—	40,974
Total assets at fair value	$408,749	$46,604	$—	$455,353
Liabilities:

Foreign currency exchange contracts(b)	$—	$(272)	$—	$(272)
Security price guarantees(c)	—	(135)	—	(135)
Contingent earn-out(d)	—	—	(6,864)	(6,864)
Total liabilities at fair value	$—	$(407)	$(6,864)	$(7,271)

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$684,697	$—	$—	$684,697
US government agency securities(a)	1,000	—	—	1,000
Marketable securities, $38,728 at cost(b)	—	38,728	—	38,728
Foreign currency exchange contracts(b)	—	2,201	—	2,201
Total assets at fair value	$685,697	$40,929	$—	$726,626
Liabilities:
Security price guarantees(c)	$—	$(1,044)	$—	$(1,044)
Contingent earn-out(d)	—	—	(450)	(450)
Total liabilities at fair value	$—	$(1,044)	$(450)	$(1,494)

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices in active markets.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 30, 2014 and 2013 (dollars in thousands):

Amount
Balance as of September 30, 2012	$16,980
Earn-out liability established at time of acquisition	450
Payments upon settlement	(17,259)
Charges to acquisition-related costs, net	279
Balance as of September 30, 2013	$450
Earn-out liability established at time of acquisition	7,406
Payments upon settlement	(1,421)
Charges to acquisition-related costs, net	429
Balance as of September 30, 2014	$6,864

13.	Restructuring and Other Charges, Net
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
assets or product lines.

The components of restructuring and other charges, net are as follows:

	2014	2013	2012
Severance costs	$13,318	$15,262	$6,707
Costs of consolidating duplicate facilities	3,203	1,641	359
Total restructuring charges	16,521	16,903	7,066

Costs related to assumed lease obligations from acquisitions	—	(126)	802
Other costs	2,922	(392)	400
Total other charges (credits)	2,922	(518)	1,202
Total	$19,443	$16,385	$8,268

Fiscal 2014
For fiscal 2014, we recorded net restructuring charges of $16.5 million, which included a $13.3 million severance charge related to the elimination of approximately 250 personnel across multiple functions including the impact of eliminating duplicative positions resulting from acquisitions, and $3.2 million primarily resulting from the restructuring of facilities that will no longer be utilized.
Fiscal 2013
For fiscal 2013, we recorded net restructuring charges of $16.9 million, which included a $15.3 million severance charge related to the elimination of approximately 300 personnel across multiple functions.
Fiscal 2012
For fiscal 2012, we recorded net restructuring charges of $7.1 million, which included a $6.7 million severance charge related to the elimination of approximately 160 personnel across multiple functions primarily to eliminate duplicative positions as a result of businesses acquired.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fiscal 2014, 2013 and 2012 accrual activity relating to restructuring charges (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2011	$5,121	$940	$6,061
Restructuring charges, net	6,707	359	7,066
Cash payments	(10,120)	(1,267)	(11,387)
Balance at September 30, 2012	1,708	32	1,740
Restructuring charges, net	15,262	1,641	16,903
Non-cash adjustment	(452)	—	(452)
Cash payments	(12,288)	(482)	(12,770)
Balance at September 30, 2013	4,230	1,191	5,421
Restructuring charges, net	13,318	3,203	16,521
Non-cash adjustment	12	793	805
Cash payments	(14,302)	(3,719)	(18,021)
Balance at September 30, 2014	$3,258	$1,468	$4,726

Restructuring charges, net by segment are as follows (dollars in thousands):

	Personnel	Facilities	Total
Fiscal Year 2012
Healthcare	$443	$61	$504
Mobile and Consumer	1,679	597	2,276
Enterprise	1,262	—	1,262
Imaging	184	—	184
Corporate	3,139	(299)	2,840
Total fiscal year 2012	$6,707	$359	$7,066

Fiscal Year 2013
Healthcare	$1,742	$757	$2,499
Mobile and Consumer	4,124	736	4,860
Enterprise	3,942	—	3,942
Imaging	1,370	55	1,425
Corporate	4,084	93	4,177
Total fiscal year 2013	$15,262	$1,641	$16,903

Fiscal Year 2014
Healthcare	$2,357	$11	$2,368
Mobile and Consumer	1,447	622	2,069
Enterprise	5,557	—	5,557
Imaging	2,733	107	2,840
Corporate	1,224	2,463	3,687
Total fiscal year 2014	$13,318	$3,203	$16,521

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Year Ended September 30,
	2014	2013	2012
	(Dollars in thousands)
Interest paid	$96,743	$95,727	$36,907
Income taxes paid	$15,591	$18,329	$13,292
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
Stock Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $289.2 million remained available for stock repurchases as of September 30, 2014 pursuant to our stock repurchase program. We repurchased 1.6 million shares and 9.8 million shares for $26.4 million and $184.4 million during the years ended September 30, 2014 and 2013, respectively under the program. These shares were retired upon repurchase. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
Stockholders' Rights Plan
On August 19, 2013, the Board of Directors adopted a stockholders' rights plan. Under this plan, the Board of Directors declared a distribution of one right per share of common stock. The rights will become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 20% or more of our common stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 20% or more. Each right entitles the holder to purchase one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share, at an exercise price of $87.00, subject to adjustment. In addition, if the rights become exercisable, the Board may exchange the rights, in whole or in part, for common shares at an exchange ratio of one common share per right. If the rights become exercisable, each right holder will be entitled to purchase, at the exercise price, common stock with a market value equal to twice the exercise price. Should we be acquired, each right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Any rights owned by the acquiring person or group would become void. The options are redeemable at our option for $0.001 per share at any time before an event that causes the rights to become exercisable. On August 14, 2014, the Board of Directors approved an amendment to the stockholders' rights plan to extend the expiration date to August 19, 2015.

Stock Issuances
For the years ended September 30, 2014, 2013 and 2012, we issued 234,375, 1,145,783 and 1,010,403 shares respectively, of our common stock as consideration under our collaboration agreements, which is discussed in Note 2. During the year ended September 30, 2013, we issued 234,009 shares of our common stock to the Nuance Foundation, an unconsolidated related-party established to provide grants to educational institutions and other non-profit organizations to advance charitable, scientific, literary and educational purposes.
Preferred Stock
We are authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights,

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Series B Preferred Stock
We have designated 15,000,000 shares as Series B Preferred Stock, par value $0.001 per share. In connection with the acquisition of ScanSoft from Xerox Corporation (“Xerox”), we issued 3,562,238 shares of Series B Preferred Stock to Xerox. On March 19, 2004, we announced that Warburg Pincus, a global private equity firm, had agreed to purchase all outstanding shares of our stock held by Xerox Corporation for approximately $80 million, including the 3,562,238 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis and has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if, declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. On September 6, 2013, Warburg Pincus converted 3,562,238 shares of Series B Preferred Stock into an equivalent number of common shares. As of September 30, 2014, there are no outstanding shares of Series B Preferred Stock.
Common Stock and Common Stock Warrants
We have, from time to time, entered into stock and warrant agreements with Warburg Pincus. In connection with these agreements, we granted Warburg Pincus the right to request that we use commercially reasonable efforts to register some or all of the shares of common stock issued to them under each of their purchase transactions, including shares of common stock underlying the warrants. The following table summarizes the warrants exercised by Warburg Pincus during the three year period ended September 30, 2014:

Date	Exercise Price per Share	Warrants Exercised	Total Shares Issued

August 29, 2012	$11.57	3,862,422	1,998,547
February 15, 2012	$20.00	3,700,000	1,077,744
We have determined that all of our common stock warrants should be classified within the stockholders’ equity section of the accompanying consolidated balance sheets based on the conclusion that the above-noted warrants are indexed to our common stock and are exercisable only into our common stock. As of September 30, 2014, there are no outstanding warrants to purchase shares of our common stock.

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
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	2014	2013	2012
Cost of product and licensing	$724	$769	$137
Cost of professional services and hosting	32,063	17,924	26,409
Cost of maintenance and support	3,426	3,537	956
Research and development	44,139	32,085	29,565
Selling and marketing	53,448	57,958	54,281
General and administrative	59,164	47,052	63,233
Total	$192,964	$159,325	$174,581

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

The table below summarizes activity relating to stock options for the years ended September 30, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2011	7,681,719	$10.48
Assumed in the acquisition of Vlingo	345,319	$7.57
Exercised	(1,803,647)	$7.40
Forfeited	(79,781)	$8.78
Expired	(4,330)	$8.72
Outstanding at September 30, 2012	6,139,280	$11.24
Exercised	(1,884,330)	$7.23
Forfeited	(57,290)	$9.10
Expired	(13,502)	$12.58
Outstanding at September 30, 2013	4,184,158	$13.08
Granted	100,000	$15.19
Exercised	(444,594)	$9.41
Forfeited	(1,764)	$19.36
Expired	(114,458)	$16.62
Outstanding at September 30, 2014	3,723,342	$13.46	2.3 years	$8.6	million
Exercisable at September 30, 2014	3,715,258	$13.45	2.3 years	$8.6	million
Exercisable at September 30, 2013	4,158,145
Exercisable at September 30, 2012	5,994,586
_______________________________________

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the closing market value of our common stock on September 30, 2014 ($15.42) and the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2014, the total unamortized fair value of stock options was $0.1 million with a weighted average remaining recognition period of 0.9 years. A summary of weighted-average grant-date (including assumed options) fair value and intrinsic value of stock options exercised is as follows:

	2014	2013	2012
Weighted-average grant-date fair value per share	$5.71	N/A	$14.38
Total intrinsic value of stock options exercised (in millions)	$3.3	$24.9	$30.9

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the assumed unvested stock options was calculated using a lattice model. There were no stock option grants in fiscal 2013. For fiscal 2014 and 2012, the fair value of the stock options granted and unvested options assumed from acquisitions were calculated using the following weighted-average assumptions:

	2014	2013	2012
Dividend yield	0.0%	N/A	0.0%
Expected volatility	38.2%	N/A	46.6%
Average risk-free interest rate	1.1%	N/A	1.5%
Expected term (in years)	4.1	N/A	3.5

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2011	2,955,179	7,286,118
Granted	3,092,062	6,341,627
Earned/released	(1,057,207)	(5,474,799)
Forfeited	(319,754)	(412,334)
Outstanding at September 30, 2012	4,670,280	7,740,612
Granted	3,046,493	8,027,067
Earned/released	(1,682,164)	(5,886,568)
Forfeited	(447,428)	(785,687)
Outstanding at September 30, 2013	5,587,181	9,095,424
Granted	3,005,069	7,084,572
Earned/released	(790,189)	(6,404,777)
Forfeited	(2,075,676)	(1,426,112)
Outstanding at September 30, 2014	5,726,385	8,349,107
Weighted average remaining recognition period of outstanding Restricted Units	1.5 years	1.7 years
Unearned stock-based compensation expense of outstanding Restricted Units	$56.6 million	$101.2 million
Aggregate intrinsic value of outstanding Restricted Units(1)	$88.3 million	$128.8 million

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on September 30, 2014 ($15.42) and the exercise price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	2014	2013	2012
Weighted-average grant-date fair value per share	$15.46	$21.51	$25.11
Total intrinsic value of shares vested (in millions)	$110.3	$158.6	$156.7

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock is included in the issued and outstanding common stock in these financial statements at the date of grant. The table below summarizes activity relating to Restricted Stock for fiscal 2014 and 2013:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2011	—	$—
Granted	750,000	$25.80
Outstanding at September 30, 2012	750,000	$25.80
Granted	750,000	$22.32
Vested	(500,000)	$24.06
Outstanding at September 30, 2013	1,000,000	$24.06
Granted	250,000	$15.71
Vested	(500,000)	$24.06
Outstanding at September 30, 2014	750,000	$21.28
Weighted average remaining recognition period of outstanding Restricted Stock	0.8 years
Unearned stock-based compensation expense of outstanding Restricted Stock	$8.9 million
Aggregate intrinsic value of outstanding Restricted Stock(1)	$11.6 million

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on September 30, 2014 ($15.42) and the exercise price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Stock vested is as follows:

	2014	2013	2012
Weighted-average grant-date fair value per share	$15.71	$22.32	$25.80
Total intrinsic value of shares vested (in millions)	$7.8	$10.0	—
In order to satisfy our employees’ withholding tax liability as a result of the vesting of Restricted Awards, we have historically repurchased shares upon the employees’ vesting. In fiscal 2014, we withheld payroll taxes totaling $41.1 million relating to 2.7 million shares of common stock that were repurchased or canceled. Based on our estimate of the Restricted Awards that will vest or be released in fiscal 2015, and further assuming that one-third of these Restricted Awards would be repurchased or canceled to satisfy the employee’s withholding tax liability (such amount approximating the tax rate of our employees), we would have an obligation to pay cash relating to approximately 2.4 million shares during fiscal 2015.

1995 Employee Stock Purchase Plan
Our 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on January 29, 2010, authorizes the issuance of a maximum of 10,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. At September 30, 2014, we have reserved 387,756 shares for future issuance. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the Plan are as follows:

	2014	2013	2012
Weighted-average grant-date fair value per share	$3.98	$4.79	$6.84
Total shares issued (in millions)	1.4	1.0	0.8
Total stock-based compensation expense (in millions)	$5.6	$5.1	$4.6

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	2014	2013	2012
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	35.9%	36.9%	42.8%
Average risk-free interest rate	0.1%	0.1%	0.2%
Expected term (in years)	0.5	0.5	0.5

17.	Commitments and Contingencies
Operating Leases
We have various operating leases for office space around the world. In connection with many of our acquisitions, we assumed facility lease obligations. Among these assumed obligations are lease payments related to office locations that were vacated by certain of the acquired companies prior to the acquisition date. Additionally, certain of our lease obligations have been included in various restructuring charges (Note 13).
The following table outlines our gross future minimum payments under all non-cancelable operating leases as of September 30, 2014 (dollars in thousands):

Year Ending September 30,	Operating Leases	Other Contractual Obligations Assumed	Total
2015	$38,827	$2,095	$40,922
2016	36,859	873	37,732
2017	32,707	—	32,707
2018	24,919	—	24,919
2019	13,122	—	13,122
Thereafter	60,825	—	60,825
Total	$207,259	$2,968	$210,227

At September 30, 2014, we have subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms is $57.9 million and ranges from approximately $4.4 million to $6.0 million on an annual basis through August 2025.

Total rent expense was approximately $35.1 million, $34.9 million and $26.4 million for the years ended September 30, 2014, 2013 and 2012, respectively.

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

18.	Pension and Other Post-Retirement Benefits

Defined Contribution Plans
We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, Company match of employee’s contributions was established. We match 50% of employee contributions up to 4% of eligible salary. Employees who were hired prior to April 1, 2004 were 100% vested into the plan as soon as they started to contribute to the plan. Employees hired on or after April 1, 2004, vest one-third of the contribution annually over a three-year period. Our contributions to the 401(k) Plan totaled $7.0 million, $6.1 million and $4.6 million for fiscal 2014, 2013 and 2012, respectively. We make contributions to various other plans in certain of our foreign operations, total contributions to these plans are not material.

Defined Benefit Pension Plans
We sponsor certain defined benefit pension plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $0.2 million, $1.3 million and $0.1 million for fiscal 2014, 2013 and 2012, respectively. The aggregate projected benefit obligation and aggregate net asset (liability) of our defined benefit plans as of September 30, 2014 was $34.9 million and $(5.0) million, respectively, and as of September 30, 2013 was $28.1 million and $0.1 million, respectively. In fiscal 2013, we settled the obligations under our Canadian defined benefit pension plan through a purchase of annuities. The loss on settlement was 1.5 million, and is included in restructuring and other, net, in fiscal 2013.

19.	Income Taxes
The components of (loss) income before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2014	2013	2012
Domestic	$(224,968)	$(208,592)	$(85,897)
Foreign	69,948	111,912	151,199
(Loss) income before income taxes	$(155,020)	$(96,680)	$65,302

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the (benefit) provision for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2014	2013	2012
Current:
Federal	$(301)	$—	$(10,967)
State	729	1,293	4,626
Foreign	17,067	19,737	16,055
	17,495	21,030	9,714
Deferred:
Federal	(16,147)	2,759	(131,889)
State	(720)	176	(7,317)
Foreign	(5,305)	(5,407)	(12,341)
	(22,172)	(2,472)	(151,547)
(Benefit) provision for income taxes	$(4,677)	$18,558	$(141,833)
Effective income tax rate	3.0%	(19.2)%	(217.2)%
The (benefit) provision for income taxes differed from the amount computed by applying the federal statutory rate to our (loss) income before income taxes as follows (dollars in thousands):

	2014	2013	2012
Federal tax (benefit) provision at statutory rate	$(54,129)	$(33,838)	$22,856
State tax provision (benefit), net of federal benefit	416	(3,900)	(1,569)
Foreign tax rate and other foreign related tax items	(14,811)	1,086	(42,087)
Stock-based compensation	11,254	8,816	11,870
Non-deductible expenditures	1,630	1,723	5,862
Change in U.S. and foreign valuation allowance	46,273	35,958	(145,644)
Executive compensation	1,886	3,517	4,585
Other	2,804	5,196	2,294
(Benefit) provision for income taxes	$(4,677)	$18,558	$(141,833)
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
The effective income tax rate in fiscal 2014 differs from the U.S. federal statutory rate of 35% primarily due to a $31.2 million release of domestic valuation allowance as a result of tax benefits recorded in connection with our acquisitions during the period for which a deferred tax liability was established in purchase accounting. In addition, the effective income tax rate in fiscal 2014 was impacted by our foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The cumulative amount of undistributed earnings of our foreign subsidiaries amounted to $370.2 million at September 30, 2014. We have not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings; as such earnings have been indefinitely reinvested in the business. Based on our business plan, we expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. An estimate of the tax consequences from the repatriation of these earnings is not practicable at this time resulting from the complexities of the utilization of foreign tax credits and other tax assets.
Deferred tax assets (liabilities) consist of the following at September 30, 2014 and 2013 (dollars in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$287,228	$252,693
Federal and state credit carryforwards	31,614	28,201
Capitalized research and development costs	3,415	7,706
Accrued expenses and other reserves	51,949	58,156
Deferred compensation	45,284	35,333
Other	7,341	7,045
Total deferred tax assets	426,831	389,134
Valuation allowance for deferred tax assets	(192,929)	(139,676)
Net deferred tax assets	233,902	249,458
Deferred tax liabilities:
Difference in timing of revenue related items	(130)	(10,133)
Depreciation	(22,528)	(27,359)
Convertible debt	(35,729)	(45,607)
Acquired intangibles	(256,227)	(238,172)
Net deferred tax liabilities	$(80,712)	$(71,813)
Reported as:
Short-term deferred tax assets	$55,990	$74,969
Other assets	19,533	15,992
Long-term deferred tax liabilities	(156,235)	(162,774)
Net deferred tax liabilities	$(80,712)	$(71,813)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2014, the valuation allowance for net deferred tax assets increased by $53.3 million. This increase mainly relates to the establishment of valuation allowance against our net domestic deferred tax assets in connection with net operating losses generated in fiscal 2014. As of September 30, 2014, we have $140.1 million and $52.8 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2013, we had $86.5 million and $53.2 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively.
The majority of deferred tax assets relate to net operating losses, the use of which may not be available as a result of limitations on the use of acquired losses. With respect to these operating losses, there is no assurance that they will be used given the current assessment of the limitations on their use or our current projection of future taxable income in the entities for which these losses relate. Based on our analysis, we have concluded that it is not more likely than not that the majority of our deferred tax assets can be realized and therefore a valuation allowance has been assigned to these deferred tax assets. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

At September 30, 2014 and 2013, we had U.S. federal net operating loss carryforwards of $843.5 million and $763.2 million, respectively, of which $186.4 million at both September 30, 2014 and September 30, 2013, relate to tax deductions from stock-based compensation which will be recorded as additional paid-in-capital when realized. At September 30, 2014 and 2013, we had state net operating loss carryforwards of $345.7 million and $246.0 million, respectively. The net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. At September 30, 2014 and 2013, we had foreign net operating loss carryforwards of $251.1 million and $261.1 million, respectively. These carryforwards will expire at various dates beginning in 2015 and extending through 2031, if not utilized.

At September 30, 2014 and 2013, we had federal research and development carryforwards of $34.2 million and $30.9 million, respectively. At September 30, 2014 and 2013, we had state research and development credit carryforwards of $0.7 million and $1.1 million, respectively.
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
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2014	2013
Balance at beginning of year	$19,617	$17,382
Increases for tax positions taken during current period	1,137	1,586
Increases for interest and penalty charges	913	1,170
Decreases for tax settlements and lapse in statutes	(433)	(521)
Balance at end of year	$21,234	$19,617
As of September 30, 2014, $21.2 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes and had accrued $5.6 million of such interest and penalties as of September 30, 2014.
We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal, state and foreign tax returns are generally subject to tax examinations for the tax years ended in 2010 through 2014.

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

Segment profit is an important measure used for evaluating performance and for decision-making purposes. Segment profit reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. Segment profit represents income from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other (expense) income, net and certain unallocated corporate expenses. We believe that these adjustments allow for more complete comparisons to the financial results of the historical operations.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment nor depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to (loss) income before income taxes (dollars in thousands):

	Year Ended September 30,
	2014	2013	2012
Segment revenues(a):
Healthcare	$942,658	$911,611	$669,354
Mobile and Consumer	451,059	479,195	508,256
Enterprise	357,096	323,452	332,034
Imaging	236,272	243,372	228,421
Total segment revenues	1,987,085	1,957,630	1,738,065
Acquisition related revenue adjustments	(63,634)	(102,351)	(86,556)
Total consolidated revenue	1,923,451	1,855,279	1,651,509
Segment profit:
Healthcare	340,091	352,157	314,862
Mobile and Consumer	80,345	142,998	227,641
Enterprise	83,616	78,937	90,846
Imaging	89,052	98,187	91,585
Total segment profit	593,104	672,279	724,934
Corporate expenses and other, net	(128,563)	(135,300)	(102,847)
Acquisition-related revenues and costs of revenue adjustment	(59,479)	(93,679)	(77,856)
Non-cash stock-based compensation	(192,964)	(159,325)	(174,581)
Amortization of intangible assets	(170,052)	(168,841)	(155,450)
Acquisition-related costs, net	(24,218)	(29,685)	(58,746)
Restructuring and other charges, net	(19,443)	(16,385)	(8,268)
Costs associated with IP collaboration agreements	(19,748)	(20,582)	(21,000)
Other expense, net	(133,657)	(145,162)	(60,884)
(Loss) income before income taxes	$(155,020)	$(96,680)	$65,302

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	2014	2013	2012
United States	$1,408,227	$1,339,733	$1,175,158
International	515,224	515,546	476,351
Total	$1,923,451	$1,855,279	$1,651,509

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (dollars in thousands):

	September 30, 2014	September 30, 2013
United States	$3,900,052	$3,592,017
International	755,732	957,059
Total	$4,655,784	$4,549,076

21.	Quarterly Data (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2014
Total revenue	$469,980	$475,653	$475,504	$502,314	$1,923,451
Gross profit	$262,160	$265,289	$259,411	$292,251	$1,079,111
Net loss	$(55,413)	$(39,227)	$(54,247)	$(1,456)	$(150,343)
Net loss per share:
Basic	$(0.18)	$(0.12)	$(0.17)	$(0.00)	$(0.47)
Diluted	$(0.18)	$(0.12)	$(0.17)	$(0.00)	$(0.47)
Weighted average common shares outstanding:
Basic	314,818	316,593	317,610	318,725	316,936
Diluted	314,818	316,593	317,610	318,725	316,936

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2013
Total revenue	$462,268	$450,999	$469,769	$472,243	$1,855,279
Gross profit	$279,696	$259,814	$275,711	$273,508	$1,088,729
Net loss	$(22,096)	$(25,848)	$(34,974)	$(32,320)	$(115,238)
Net loss per share:
Basic	$(0.07)	$(0.08)	$(0.11)	$(0.10)	$(0.37)
Diluted	$(0.07)	$(0.08)	$(0.11)	$(0.10)	$(0.37)
Weighted average common shares outstanding:
Basic	312,571	315,473	315,441	310,944	313,587
Diluted	312,571	315,473	315,441	310,944	313,587

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014, utilizing the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). The internal controls over financial reporting for certain of our acquisitions completed during fiscal 2014 were excluded from management's assessment. These excluded acquisitions constituted approximately 0.8% of our consolidated assets as of September 30, 2014 and approximately 2.2% of our consolidated revenues for the fiscal year ended September 30, 2014 The most significant of these acquisitions was Varolii Inc., which we acquired on October 15, 2013, and constituted approximately 0.5% of our consolidated assets and approximately 1.8% of our consolidated revenues. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2014, our internal control over financial reporting was effective.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2014 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

/s/ Paul A. Ricci
Date: November 26, 2014	Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Thomas L. Beaudoin
Date: November 26, 2014	Thomas L. Beaudoin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Daniel D. Tempesta
Date: November 26, 2014	Daniel D. Tempesta, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ Robert J. Frankenberg
Date: November 26, 2014	Robert J. Frankenberg, Director

/s/ Brett Icahn
Date: November 26, 2014	Brett Icahn, Director

/s/ William H. Janeway
Date: November 26, 2014	William H. Janeway, Director

/s/ Mark R. Laret
Date: November 26, 2014	Mark R. Laret, Director

/s/ Katharine A. Martin
Date: November 26, 2014	Katharine A. Martin, Director

/s/ Mark Myers
Date: November 26, 2014	Mark Myers, Director

/s/ Philip Quigley
Date: November 26, 2014	Philip Quigley, Director

/s/ David Schechter
Date: November 26, 2014	David Schechter, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.5	Agreement and Plan of Merger dated as of October 6, 2011, by and among Nuance Communications, Inc., Sonic Acquisition Corporation, Swype, Inc., and Adrian Smith, as shareholder representative.	8-K	0-27038	2.1	10/7/2011
2.6	Agreement and Plan of Merger among Nuance Communications, Inc., Vertigo Acquisition Corporation, Vlingo Corporation, U.S. Bank National Association, as Escrow Agent, and Stockholder Representative, dated December 16, 2011	8-K	0-27038	2.1	6/7/2012
2.7	Agreement and Plan of Merger, dated as of March 6, 2012, by and among Nuance Communications, Inc., Townsend Merger Corporation and Transcend Services, Inc.	8-K	0-27038	2.1	4/27/2012
2.8	Stock Purchase Agreement by and among Nuance, J.A. Thomas and Associates, Inc., the shareholders of J.A. Thomas and Associates and Donald Leeper, as the shareholder representative, dated October 1, 2012	8-K	0-27038	2.1	12/17/2012
2.9	Asset Purchase Agreement, dated as of May 24, 2013, by and among Nuance, Telluride, Inc., Tweddle Group, Inc., Tweddle Group Technologies, LLC, The Andrew M. Tweddle Revocable Living Trust and Andrew M. Tweddle	8-K	0-27038	2.1	6/5/2013
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock	8-K	0-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	0-27038	3.2	8/20/2013
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Indenture, dated as of August 13, 2007, between Nuance Communications, Inc. and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Debentures due 2027).	8-K	0-27038	4.1	8/17/2007
4.3	Indenture, dated as of October 24, 2011, by and between Nuance Communications, Inc. and U.S. Bank National Association	8-K	0-27038	4.1	10/24/2011
4.4	Indenture, dated August 14, 2012, among Nuance Communications, Inc., the guarantors party thereto and U.S. Bank National Association, relating to the 5.375% Senior Notes due 2020.	8-K	0-27038	4.1	8/14/2012
4.5	Preferred Shares Rights Agreement, dated as of August 19, 2013, by and between Nuance Communications, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	0-27038	4.1	8/20/2013

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6	First Amendment to Preferred Shares Rights Agreement, dated as of August 18, 2014, by and between Nuance Communications, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent.	8-K	001-36056	4.2	8/18/2014
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	1995 Employee Stock Purchase Plan, as amended and restated on December 1, 2009.*	14A	0-27038	Annex B	12/18/2009
10.3	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.4	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.5	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.6	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.7	Mobeus Corporation 2006 Share Incentive Plan*	S-8	0-23038	4.1	6/29/2012
10.8	Form of Restricted Stock Purchase Agreement.*	10-K/A	0-27038	10.17	12/15/2006
10.9	Form of Restricted Stock Unit Purchase Agreement.*	10-K/A	0-27038	10.18	12/15/2006
10.10	Form of Stock Option Agreement.*	10-K/A	0-27038	10.19	12/15/2006
10.11	Increase Joinder, dated as of August 24, 2007, by and among Nuance Communications, Inc. and the other parties identified therein, to the Amended and Restated Senior Secured Credit Facility dated as of April 5, 2007.	8-K	0-27038	10.1	8/30/2007
10.12	Letter, dated June 3, 2008, from the Registrant to Thomas L. Beaudoin regarding certain employment matters.	10-K	0-27038	10.39	12/1/2008
10.13	Letter, dated September 9, 2010, to Bruce Bowden regarding certain employment matters.*	10-Q	0-27038	10.1	2/9/2011
10.14	Purchase Agreement, dated as of October 18, 2011, by and between Nuance Communications, Inc. and Morgan Stanley & Co. LLC, as representative of the initial purchasers named therein.	8-K	0-27038	10.1	10/24/2011
10.15	Employment Agreement dated November 11, 2011 between the Registrant and Paul Ricci.*	10-Q	0-27038	10.2	2/9/2012
10.16	Purchase Agreement, dated August 9, 2012, by and among Nuance Communications, Inc., the guarantors party thereto and Barclays Capital Inc.	8-K	02-7038	10.1	8/14/2012
10.17	Purchase Agreement dated October 15, 2012, by and among Nuance Communications, Inc., the guarantors party thereto and Morgan Stanley & Co. LLC	8-K	0-27038	10.1	10/16/2012
10.18	Amended and Restated 2000 Stock Plan*	S-8	333-128396	4.1	5/7/2013
10.19	Amendment Agreement to Credit Agreement and Guarantee and Collateral Agreement	8-K	0-27038	10.1	8/12/2013
10.20	Amended and Restated Credit Agreement	8-K	0-27038	10.2	8/12/2013

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21	Nomination and Standstill Agreement Dated October 7, 2013 by and between Nuance Communications, Inc., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp.	8-K	001-36056	99.1	10/8/2013
10.22	Amendment No. 1 to Employment Agreement, dated November 12, 2013 by and between Nuance Communications, Inc. and Paul A. Ricci*	10-Q	001-36056	10.3	2/10/2014
10.23	Form of Change of Control and Severance Agreement for Executive Officers*	10-Q	001-36056	10.5	2/10/2014
10.24	1995 Directors’ Stock Option Plan, as amended and restated on November 13, 2013*	10-Q	001-36056	10.6	2/10/2014
14.1	Registrant’s Code of Business Conduct and Ethics	10-K	0-27038	14.1	3/15/2004
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
						X

*	Denotes management compensatory plan or arrangement