Form 10-Q
period 2014-12-31
Nuance Communications, Inc.
filed 2015-02-06
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
Or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2015 was 325,331,371.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2014	2013
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$169,688	$178,437
Professional services and hosting	226,170	218,135
Maintenance and support	78,161	73,408
Total revenues	474,019	469,980
Cost of revenues:
Product and licensing	23,970	25,438
Professional services and hosting	157,243	154,580
Maintenance and support	14,041	12,608
Amortization of intangible assets	15,131	15,194
Total cost of revenues	210,385	207,820
Gross profit	263,634	262,160
Operating expenses:
Research and development	82,567	80,470
Sales and marketing	111,250	118,906
General and administrative	50,567	44,476
Amortization of intangible assets	26,827	27,472
Acquisition-related costs, net	4,756	2,798
Restructuring and other charges, net	2,228	3,837
Total operating expenses	278,195	277,959
Loss from operations	(14,561)	(15,799)
Other income (expense):
Interest income	562	419
Interest expense	(29,897)	(33,959)
Other income (expense), net	(785)	(3,096)
Loss before income taxes	(44,681)	(52,435)
Provision for income taxes	5,814	2,978
Net loss	$(50,495)	$(55,413)
Net loss per share:
Basic	$(0.16)	$(0.18)
Diluted	$(0.16)	$(0.18)
Weighted average common shares outstanding:
Basic	321,751	314,818
Diluted	321,751	314,818
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended December 31,
	2014	2013
	(Unaudited) (In thousands)
Net loss	$(50,495)	$(55,413)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(28,218)	6,604
Pension adjustments	25	—
Unrealized loss on marketable securities	(29)	—
Total other comprehensive (loss) income, net	(28,222)	6,604
Comprehensive loss	$(78,717)	$(48,809)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$517,842	$547,230
Marketable securities	61,327	40,974
Accounts receivable, less allowances for doubtful accounts of $11,164 and $11,491	416,249	428,266
Prepaid expenses and other current assets	101,622	92,040
Deferred tax asset	57,827	55,990
Total current assets	1,154,867	1,164,500
Marketable securities	26,977	—
Land, building and equipment, net	191,350	191,411
Goodwill	3,390,709	3,410,893
Intangible assets, net	871,556	915,483
Other assets	150,719	137,997
Total assets	$5,786,178	$5,820,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,834	$4,834
Contingent and deferred acquisition payments	8,397	35,911
Accounts payable	57,702	61,760
Accrued expenses and other current liabilities	188,846	241,279
Deferred revenue	342,488	298,225
Total current liabilities	602,267	642,009
Long-term debt	2,132,507	2,127,392
Deferred revenue, net of current portion	278,616	249,879
Deferred tax liability	159,358	156,235
Other liabilities	57,205	62,777
Total liabilities	3,229,953	3,238,292

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value; 560,000 shares authorized; 328,926 and 324,621 shares issued and 325,176 and 320,870 shares outstanding, respectively	329	325
Additional paid-in capital	3,205,979	3,153,033
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(52,237)	(24,015)
Accumulated deficit	(581,058)	(530,563)
Total stockholders’ equity	2,556,225	2,581,992
Total liabilities and stockholders’ equity	$5,786,178	$5,820,284
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(50,495)	$(55,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,173	55,109
Stock-based compensation	47,354	47,239
Non-cash interest expense	7,379	9,661
Deferred tax provision (benefit)	1,887	(1,612)
Other	(182)	(6,150)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,243	(6,532)
Prepaid expenses and other assets	(14,658)	(11,095)
Accounts payable	(2,559)	(28,032)
Accrued expenses and other liabilities	(36,226)	7,452
Deferred revenue	78,769	67,529
Net cash provided by operating activities	95,685	78,156
Cash flows from investing activities:
Capital expenditures	(16,937)	(14,166)
Payments for business and technology acquisitions, net of cash acquired	(8,132)	(99,496)
Purchases of marketable securities and other investments	(63,465)	(5,063)
Proceeds from sales and maturities of marketable securities and other investments	9,377	13,372
Net cash used in investing activities	(79,157)	(105,353)
Cash flows from financing activities:
Payments of debt	(1,209)	(1,307)
Payments for repurchase of common stock	—	(18,000)
Payments for settlement of share-based derivatives	(340)	(1,032)
Payments of other long-term liabilities	(695)	(904)
Proceeds from issuance of common stock from employee stock plans	177	1,188
Cash used to net share settle employee equity awards	(42,654)	(26,506)
Net cash used in financing activities	(44,721)	(46,561)
Effects of exchange rate changes on cash and cash equivalents	(1,195)	296
Net decrease in cash and cash equivalents	(29,388)	(73,462)
Cash and cash equivalents at beginning of period	547,230	808,118
Cash and cash equivalents at end of period	$517,842	$734,656
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with GAAP has been omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Interim results are not necessarily indicative of the results that may be expected for a full year.

2.	Summary of Significant Accounting Policies
Effective October 1, 2014, we implemented Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which did not have a significant impact on our consolidated financial statements.
We have made no material changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospective basis in our first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We are currently evaluating the impact of our pending adoption of ASU 2014-08 on our consolidated financial statements.

3.	Business Acquisitions
During the first quarter of fiscal 2015, we have not made any material acquisitions.
During fiscal 2014, we acquired several immaterial businesses in our Imaging, Healthcare and Enterprise segments for total initial cash consideration of $258.3 million together with future contingent payments. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, we recorded $141.6 million of goodwill and $134.5 million of identifiable intangibles assets. Intangible assets acquired included customer relationships and core and completed technology with weighted average useful lives of 10.2 years. The majority of these acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.
The fair value estimates for the assets acquired and liabilities assumed for acquisitions completed during fiscal 2014 were based upon preliminary calculations and valuations, and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain assets and liabilities acquired. During the three months ended December 31, 2014, the allocation period related to two of these acquisitions ended. There were no significant changes to the fair value estimates for these two acquisitions during the allocation period.
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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended December 31,
	2014	2013
Transition and integration costs	$3,481	$3,839
Professional service fees	2,201	3,339
Acquisition-related adjustments	(926)	(4,380)
Total	$4,756	$2,798
Included in acquisition-related adjustments for the three months ended December 31, 2013, is income of $7.7 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal 2008, following the expiration of the applicable statute of limitations.

4.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the three months ended December 31, 2014, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2014	$3,410,893	$915,483
Acquisitions	—	330
Purchase accounting adjustments	447	—
Amortization	—	(41,958)
Effect of foreign currency translation	(20,631)	(2,299)
Balance at December 31, 2014	$3,390,709	$871,556

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2014, we realigned certain of our product offerings among reporting units. As required by Accounting Standards Codification 350-20, "Intangibles - Goodwill and Other", we have reallocated goodwill among the affected reporting units, based on their relative fair value. We reallocated $29.9 million of goodwill from our Dragon Consumer reporting unit into our Mobile reporting unit, and reallocated $10.5 million of goodwill from our Mobile reporting unit to our Enterprise reporting unit.
As a result of this change, we determined that we had a triggering event requiring us to perform an impairment test on our DNS, Mobile, and Enterprise reporting units. We completed our impairment test during the first quarter of fiscal 2015, and the fair value of the reorganized reporting units substantially exceeded their carrying values.

5.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally we enter into such contracts for less than 90 days, and at December 31, 2014 and September 30, 2014, we had outstanding contracts with a total notional value of $167.6 million and $283.1 million, respectively.
We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging, and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income (expense), net in our consolidated statements of operations.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in earnings in each period as other income (expense), net in our consolidated statements of operations.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the outstanding shares subject to security price guarantees at December 31, 2014 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
November 10, 2014	288,148	May 12, 2015	$4,469
The following table provides a quantitative summary of the fair value of our derivative instruments as of December 31, 2014 and September 30, 2014 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		December 31, 2014	September 30, 2014
Foreign currency contracts	Accrued expenses and other current liabilities	$(492)	$(272)
Security Price Guarantees	Contingent and deferred acquisition payments	(357)	—
Security Price Guarantees	Accrued expenses and other current liabilities	—	(135)
Net fair value of non-hedge derivative instruments		$(849)	$(407)
The following tables summarize the activity of derivative instruments for the three months ended December 31, 2014 and 2013 (dollars in thousands):

		Three Months Ended December 31,
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2014	2013
Foreign currency contracts	Other income (expense), net	$(6,283)	$1,963
Security price guarantees	Other income (expense), net	$(562)	$(4,150)
Other Financial Instruments
Financial instruments including cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate their fair value based on the short maturities of those instruments. Marketable securities and derivative instruments are carried at fair value.
The estimated fair value of our long-term debt approximated $2,202.8 million (face value $2,216.2 million) and $2,179.2 million (face value $2,217.4 million) at December 31, 2014 and September 30, 2014, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the term loan portion of our Credit Facility, and the Convertible Debentures are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at December 31, 2014 and September 30, 2014.
6.Fair Value Measures
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and September 30, 2014 consisted of (dollars in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$364,442	$—	$—	$364,442
US government agency securities(a)	1,000	—	—	1,000
Time deposits	—	50,533	—	50,533
Commercial paper, $16,065 at cost (b)	—	16,067	—	16,067
Corporate notes and bonds, $33,771 at cost (b)	—	33,740	—	33,740
Total assets at fair value	$365,442	$100,340	$—	$465,782
Liabilities:
Foreign currency exchange contracts(b)	$—	$(492)	$—	$(492)
Security price guarantees(c)	—	(357)	—	(357)
Contingent earn-out(d)	—	—	(5,440)	(5,440)
Total liabilities at fair value	$—	$(849)	$(5,440)	$(6,289)

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$407,749	$—	$—	$407,749
US government agency securities(a)	1,000	—	—	1,000
Time deposits(b)	—	46,604	—	46,604
Total assets at fair value	$408,749	$46,604	$—	$455,353
Liabilities:
Foreign currency exchange contracts(b)	$—	$(272)	$—	$(272)
Security price guarantees(c)	—	(135)	—	(135)
Contingent earn-out(d)	—	—	(6,864)	(6,864)
Total liabilities at fair value	$—	$(407)	$(6,864)	$(7,271)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

(b)
The fair values of our time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

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

Time deposits are generally for terms of one year or less. The commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 1.21 years.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of contingent earn-out liabilities are as follows (dollars in thousands):

Three Months Ended December 31,
2014
Balance at beginning of period	$6,864
Earn-out liability established at time of acquisition	639
Payments upon settlement	(1,462)
Credits to acquisition-related costs, net	(601)
Balance at end of period	$5,440
Our financial liabilities valued based upon Level 3 inputs are comprised of contingent consideration arrangements relating to our acquisitions. We are contractually obligated to pay contingent consideration to the selling shareholders upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities and therefore recorded contingent consideration liabilities at the time of the acquisitions. We update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the considerations is paid upon the achievement of the specified objectives or eliminated upon failure to achieve the specified objectives.
Contingent liabilities are scheduled to be paid in periods through fiscal 2016. As of December 31, 2014, we could be required to pay up to $17.4 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from the future product sales and the risk adjusted discount rate for the fair value measurement.

7.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2014	September 30, 2014
Compensation	$91,973	$146,730
Accrued interest payable	24,419	15,092
Cost of revenue related liabilities	19,816	22,340
Professional fees	12,051	10,852
Sales and marketing incentives	10,216	10,188
Sales and other taxes payable	8,200	9,367
Acquisition costs and liabilities	6,817	9,307
Facilities related liabilities	5,828	5,720
Other	9,526	11,683
Total	$188,846	$241,279

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Revenue
Deferred maintenance revenue consists of prepaid fees received for post-contract customer support for our products, including telephone support and the right to receive unspecified upgrades/updates on a when-and-if-available basis. Unearned revenue includes upfront fees for setup and implementation activities related to hosted offerings; certain software arrangements for which we do not have fair value of post-contract customer support, resulting in ratable revenue recognition for the entire arrangement on a straight-line basis; and fees in excess of estimated earnings on percentage-of-completion service contracts.
Deferred revenue consisted of the following (dollars in thousands):

	December 31, 2014	September 30, 2014
Current liabilities:
Deferred maintenance revenue	$145,196	$140,737
Unearned revenue	197,292	157,488
Total current deferred revenue	$342,488	$298,225
Long-term liabilities:
Deferred maintenance revenue	$59,602	$60,398
Unearned revenue	219,014	189,481
Total long-term deferred revenue	$278,616	$249,879

9.	Restructuring and Other Charges, net
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
The following table sets forth accrual activity relating to our restructuring reserves for the three months ended December 31, 2014 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2014	$3,258	$1,468	$4,726
Restructuring charges, net	1,740	488	2,228
Cash payments	(2,663)	(763)	(3,426)
Balance at December 31, 2014	$2,335	$1,193	$3,528
Restructuring charges, net by segment are as follows (dollars in thousands):

	Three Months Ended December 31,
	2014			2013
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$(128)	$—	$(128)	$214	$—	$214
Mobile and Consumer	12	—	12	202	—	202
Enterprise	218	95	313	177	—	177
Imaging	1,480	393	1,873	—	—	—
Corporate	158	—	158	826	2,418	3,244
Total restructuring expense	$1,740	$488	$2,228	$1,419	$2,418	$3,837
For the three months ended December 31, 2014, we recorded net restructuring charges of $2.2 million, which included a $1.7 million severance charge related to the elimination of approximately 60 personnel across multiple functions including the impact of eliminating duplicative positions resulting from acquisitions, and $0.5 million primarily resulting from the restructuring of facilities that will no longer be utilized.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt and Credit Facilities
At December 31, 2014 and September 30, 2014, we had the following borrowing obligations (dollars in thousands):

	December 31, 2014	September 30, 2014
5.375% Senior Notes due 2020, net of unamortized premium of $4.4 million and $4.6 million, respectively. Effective interest rate 5.28%.	$1,054,406	$1,054,601
2.75% Convertible Debentures due 2031, net of unamortized discount of $82.3 million and $88.8 million, respectively. Effective interest rate 7.43%.	607,694	601,226
Credit Facility, net of unamortized original issue discount of $0.9 million and $1.0 million respectively.	475,241	476,399
Total long-term debt	$2,137,341	$2,132,226
Less: current portion	4,834	4,834
Non-current portion of long-term debt	$2,132,507	$2,127,392
2.75% Convertible Debentures due 2031
As of December 31, 2014 and September 30, 2014, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the principal amount in cash prior to maturity.
Credit Facility
The Credit Facility includes a term loan and a $75 million revolving credit line, including letters of credit. The term loan matures on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of December 31, 2014, there were $5.7 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at December 31, 2014 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At December 31, 2014, the applicable margin for the term loans was 2.75%, with an effective rate of 2.92%, on the outstanding balance of $476.2 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our net leverage ratio. As of December 31, 2014, the commitment fee rate was 0.375%.
The Credit Facility contains the most restrictive covenants of our long-term debt, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2014, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of December 31, 2014, we were in compliance with the requirements of our other long-term debt.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following, and subject to certain exceptions: 100% of net cash proceeds from asset sales, 100% of net cash proceeds from issuance or incurrence of debt, and 100% of extraordinary receipts. We may voluntarily prepay borrowings under the Credit Facility without premium or penalty other than breakage costs, as defined with respect to LIBOR-based loans.
The Credit Facility includes a provision for an annual excess cash flow sweep, as defined in the agreement, payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. No excess cash flow sweep was required in the first quarter of fiscal 2015 as no excess cash flow, as defined in the agreement was generated in fiscal 2014. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.

11.	Stockholders' Equity
Stock Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $289.2 million remained available for stock repurchases as of December 31, 2014 pursuant to our stock repurchase program. There were no share repurchases during the three months ended December 31, 2014. Since the commencement of the program, we have repurchased 11.4 million shares for $210.8 million. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.

12.	Net Loss Per Share
Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 13.8 million and 13.7 million shares for the three months ended December 31, 2014 and 2013, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

13.	Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended December 31,
	2014	2013
Cost of product and licensing	$87	$265
Cost of professional services and hosting	7,623	6,619
Cost of maintenance and support	943	784
Research and development	10,509	10,288
Selling and marketing	12,534	15,244
General and administrative	15,658	14,039
Total	$47,354	$47,239

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The table below summarizes activity relating to stock options for the three months ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2014	3,723,342	$13.46
Exercised	(82,498)	$2.14
Forfeited	(892)	$20.04
Expired	(26,925)	$20.42
Outstanding at December 31, 2014	3,613,027	$13.66	2.1 years	$4.7	million
Exercisable at December 31, 2014	3,608,477	$13.66	2.1 years	$4.7	million
Exercisable at December 31, 2013	4,019,980	$13.23	2.7 years	$9.7	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on December 31, 2014 ($14.27) and the exercise price of the underlying options.

The weighted-average intrinsic value of stock options exercised during the three months ended December 31, 2014 and 2013 was $1.0 million and $1.2 million, respectively.

Restricted Units
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested Restricted Units is $0.001 per share. The table below summarizes activity relating to Restricted Units for the three months ended December 31, 2014:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2014	5,726,385	8,349,107
Granted	1,203,455	5,057,637
Earned/released	(1,847,551)	(4,629,094)
Forfeited	(549,814)	(159,278)
Outstanding at December 31, 2014	4,532,475	8,618,372
Weighted average remaining recognition period of outstanding Restricted Units	1.8 years	1.8 years
Unearned stock-based compensation expense of outstanding Restricted Units	$61.3 million	$100.0 million
Aggregate intrinsic value of outstanding Restricted Units(a)	$64.7 million	$123.1 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on December 31, 2014 ($14.27) and the purchase price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Units vested during the periods noted is as follows:

	Three Months Ended December 31,
	2014	2013
Weighted-average grant-date fair value per share	$14.95	$14.59
Total intrinsic value of shares vested (in millions)	$97.1	$59.0

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards
Restricted Stock Awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to Restricted Stock Awards for the three months ended December 31, 2014:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2014	750,000	$21.28
Vested	(250,000)	$25.80
Outstanding at December 31, 2014	500,000	$19.01
Weighted average remaining recognition period of outstanding Restricted Awards	0.8 years
Unearned stock-based compensation expense of outstanding Restricted Awards	$6.2 million
Aggregate intrinsic value of outstanding Restricted Awards	$7.1 million
A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Stock Awards vested during the periods noted is as follows:

	Three Months Ended December 31,
	2014	2013
Weighted-average grant-date fair value per share	$—	$15.71
Total intrinsic value of shares vested (in millions)	$3.9	$3.9

14.	Income Taxes
The components of provision from income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2014	2013
Domestic	$3,789	$(1,455)
Foreign	2,025	4,433
Provision for income taxes	$5,814	$2,978
Effective tax rate	(13.0)%	(5.7)%

The effective income tax rate was (13.0)% and (5.7)% for the three months ended December 31, 2014 and 2013, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to earnings in foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland. The effective tax rate for the three months ended December 31, 2013 included a $5.2 million release of domestic valuation allowance as a result of tax benefits recorded in connection with our acquisitions during the period for which a deferred tax liability was established in purchase accounting.
Our effective income tax rate is based upon the income for the year, the composition of income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for potential tax consequences resulting from audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.
At December 31, 2014 and September 30, 2014, the liability for income taxes associated with uncertain tax positions was $21.0 million and $21.2 million, respectively, and is included in other long term liabilities. If these benefits were recognized, they would favorably impact the effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next twelve months.

15.	Commitments and Contingencies
Litigation and Other Claims
Like many companies in the software industry, we have, from time to time, been notified of claims that we may be infringing on, or contributing to the infringement of, the intellectual property rights of others. These claims have been referred to counsel,

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In October 2014, we realigned certain of our product offerings which were previously reported in the Mobile and Consumer segment into the Enterprise segment. Accordingly, the segment results in prior periods have been reclassified to conform to current period segment reporting presentation.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment; consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three months ended
	December 31,
	2014	2013
Segment revenues(a):
Healthcare	$230,980	$227,286
Mobile and Consumer	107,346	112,458
Enterprise	90,643	92,006
Imaging	60,061	58,295
Total segment revenues	489,030	490,045
Acquisition-related revenues	(15,011)	(20,065)
Total consolidated revenues	474,019	469,980
Segment profit:
Healthcare	78,278	78,460
Mobile and Consumer	11,693	12,133
Enterprise	24,732	22,443
Imaging	19,928	22,680
Total segment profit	134,631	135,716
Corporate expenses and other, net	(35,668)	(31,206)
Acquisition-related revenues and cost of revenues adjustment	(14,290)	(18,832)
Stock-based compensation	(47,354)	(47,239)
Amortization of intangible assets	(41,958)	(42,666)
Acquisition-related costs, net	(4,756)	(2,798)
Restructuring and other charges, net	(2,228)	(3,837)
Costs associated with IP collaboration agreements	(2,938)	(4,937)
Other income (expense)	(30,120)	(36,636)
Loss before income taxes	$(44,681)	$(52,435)

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three months ended
	December 31,
	2014	2013
United States	$347,674	$343,185
International	126,345	126,795
Total revenues	$474,019	$469,980

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

•
Healthcare.  Trends in our healthcare business include continuing customer preference for hosted solutions and other time-based licenses and increasing interest in the use of mobile devices to access healthcare systems and records. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products, as well as transactions which involve the sale of multiple solutions, such as both hosted transcription services and Dragon Medical licenses. Although the volume processed in our hosted transcription services has steadily increased due to the expanding customer base, we have experienced some erosion in lines processed when customers adopt electronic medical record (EMR) systems and when in some cases customers use our licensed Dragon Medical product to support input into the EMR.  We believe an important trend in the healthcare market is the desire to improve efficiency in the coding and revenue cycle management process. Our solutions reduce costs by increasing automation of this important workflow, and also enable hospitals to improve documentation used to support billings. In addition to improved efficiency, there is an impending change in the industry coding standard from ICD-9 to ICD-10, which will significantly increase the number of possible codes, and therefore, increase the complexity of this process, which in turn reinforces our customers' desire for improved efficiency. We are investing to expand our product set to address the various healthcare opportunities, including deeper integration with our clinical documentation solutions, as well as expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

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

•
Enterprise.  Trends in our enterprise business include increasing interest in the use of mobile applications and web sites to access customer care systems and records, voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. In fiscal 2014, revenues and bookings from on-demand solutions increased significantly, as a growing proportion of customers chose our cloud-based solutions for call center, Web and mobile customer care solutions. We expect these trends to continue in fiscal 2015. We are investing to expand our product set to address these opportunities, to increase efficiency of our hosted applications, expand our capabilities and capacity to help customers build custom applications, and broaden our relationships with new hardware providers and systems integrator partners serving the market.

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
We believe that our most promising growth opportunities are our Dragon Medical, Diagnostics, Clintegrity, Automotive, Enterprise Multi-Channel and MFP Print and Scan solutions. In contrast, we continue to expect some erosion of volumes in our traditional healthcare on-demand base, as users migrate toward the use of Dragon Medical to populate electronic medical records (EMRs). Our growth opportunity in mobile handsets has been limited by the consolidation of this market to a more limited number of customers. In addition, our Dragon NaturallySpeaking business has been challenged by market conditions, including the continuing decline in desktop software sales, and our Enterprise on-premise business has been challenged by customers’ growing preference for on-demand implementations and broader multi-channel solutions.
Although on-demand revenue has trended upward over the last several quarters, on-demand revenue has also been negatively impacted by the erosion of volumes in our healthcare on-demand base. In contrast, on-demand revenue from Mobile connected services and Enterprise on-demand has demonstrated strong growth. These trends are also reflected in our Estimated 3-Year Value of Total On-Demand contracts, with strong net new bookings in mobile connected services and Enterprise on-demand contracts offset by healthcare on-demand volume erosion.

Strategy
During fiscal 2015, we continue to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We have increased our focus on operating efficiencies, expense and hiring discipline and acquisition synergies to improve gross margins and operating margins. We intend to continue to pursue growth through the following key elements of our strategy:

•
Extend Technology Leadership.  Our solutions are recognized as among the best in their respective categories. We intend to leverage our global research and development organization and our broad portfolio of technologies, applications and intellectual property to foster technological innovation and to maintain customer preference for our solutions. We also intend to continue to invest in our engineering resources and to seek new technological advancements that further expand the addressable markets for our solutions.

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

•
Pursue Strategic Acquisitions and Partnerships.  We have selectively pursued strategic acquisitions to expand our technology, solutions and resources and to complement our organic growth. We use these acquisitions to deliver enhanced value to our customers, partners, employees and shareholders. We intend to continue to pursue acquisitions that enhance our solutions, serve specific vertical markets and strengthen our technology portfolio. We have, however, recently slowed the pace and reduced the size of acquisitions to focus our resources more on driving organic growth. We also have formed key partnerships with other important companies in our markets of interest and intend to continue to do so in the future where it will enhance the value of our business.

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenues, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics is as follows:
For the three months ended December 31, 2014, as compared to the three months ended December 31, 2013:

•	Total revenues increased by $4.0 million to $474.0 million;

•	Net loss decreased by $4.9 million to a loss of $50.5 million;

•	Gross margins decreased by 0.2 percentage points to 55.6%;

•	Operating margins increased by 0.3 percentage points to (3.1)%; and

•	Cash provided by operating activities increased $17.5 million to $95.7 million.
As of December 31, 2014, as compared to December 31, 2013:

•	Total deferred revenue increased 28.2% to $621.1 million reflecting the continued shift to more long-term recurring revenue.
In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics for the period ended December 31, 2014, as compared to the period ended December 31, 2013, is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions increased 6% from one year ago to approximately 5.4 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•
Net new bookings decreased 5.5% from one year ago to $303.8 million. Our net new bookings depend on the timing of large multi-year contracts, resulting in quarter-to-quarter variability. Net new bookings performance was impacted by delayed timing of expected contracts as well as currency exchange rates.

Bookings represent the estimated gross revenue value of transactions at the time of contract execution, except for maintenance and support offerings. For fixed price contracts, the bookings value represents the gross total contract value. For contracts where revenue is based on transaction volume, the bookings value represents the contract price multiplied by the estimated future transaction volume during the contract term, whether or not such transaction volumes are guaranteed under a minimum commitment clause. Actual results could be different than our initial estimate. The maintenance and support bookings value represents the amounts billed in the period the customer is invoiced. Because of the inherent estimates required to determine bookings and the fact that the actual resultant revenue may differ from our initial bookings estimates, we consider bookings one indicator of potential future revenue and not as an arithmetic measure of backlog.
Net new bookings represents the estimated revenue value at the time of contract execution from new contractual arrangements or the estimated revenue value incremental to the portion of value that will be renewed under pre-existing arrangements;

•
Estimated three-year value of on-demand contracts was essentially flat from one year ago at approximately $2.3 billion. We expect that an increasing portion of our revenue will come from on-demand services. We determine this value as of the end of the period reported, by using our best estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations; and

•
Total recurring revenue represented 65.2% and 63.9% of total revenue for three months ended December 31, 2014 and December 31, 2013, respectively. Total recurring revenue represents the sum of recurring product and licensing, on-demand, and maintenance and support revenues as well as the portion of professional services revenue that is delivered under ongoing subscription contracts.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Product and licensing	$169.7	$178.5	$(8.8)	(4.9)%
Professional services and hosting	226.1	218.1	8.0	3.7%
Maintenance and support	78.2	73.4	4.8	6.5%
Total Revenues	$474.0	$470.0	$4.0	0.9%
United States	$347.7	$343.2	$4.5	1.3%
International	126.3	126.8	(0.5)	(0.4)%
Total Revenues	$474.0	$470.0	$4.0	0.9%
The geographic split for the three months ended December 31, 2014 and 2013, was 73% of total revenues in the United States and 27% internationally.

Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Product and licensing revenue	$169.7	$178.5	$(8.8)	(4.9)%
As a percentage of total revenue	35.8%	38.0%
The decrease in product and licensing revenue for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, was mainly driven by our Mobile and Consumer segment. This includes the Dragon desktop consumer products sales decrease of $6.0 million as we continue to experience the impact of the overall declines in desktop software sales.
As a percentage of total revenue, product and licensing revenue decreased from 38.0% to 35.8% for the three months ended December 31, 2014. This decrease was driven by lower sales of Dragon desktop consumer products in our Mobile and Consumer segment. Within product and licensing revenue, we are also seeing more term-based, subscription and transactional pricing models, which are recognized over time. In addition, the decrease includes the impact of our recent acquisitions, which have a higher proportion of on-demand hosting revenue. We expect this trend to continue in fiscal 2015.
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

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Professional services and hosting revenue	$226.1	$218.1	$8.0	3.7%
As a percentage of total revenue	47.7%	46.4%
The increase in professional services and hosting revenue for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, consisted of a $5.2 million increase in Healthcare revenue and a $4.1 million increase in Mobile and Consumer revenue. These increases were driven primarily by strong professional services sales in our Clintegrity solutions within our Healthcare business and also in the automotive business within our Mobile and Consumer segment. This was offset by a $1.4 million decrease in our Enterprise revenue. Within our Enterprise business, on-demand revenue increased $4.1 million resulting from strong bookings in fiscal 2014 offset by a $5.5 million decrease in professional services.
As a percentage of total revenue, professional services and hosting revenue increased from 46.4% to 47.7% for the three months ended December 31, 2014. The increase includes the impact of our recent acquisitions, which have a higher proportion of on-demand hosting revenue.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Maintenance and support revenue	$78.2	$73.4	$4.8	6.5%
As a percentage of total revenue	16.5%	15.6%

The increase in maintenance and support revenue for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, resulted from the impact of increased license sales in fiscal 2014 as compared to fiscal 2013, including a $3.0 million increase in Healthcare, primarily driven by sales of Dragon Medical solutions, together with an increase of $1.8 million in Imaging revenue.

Costs and Expenses
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Cost of product and licensing revenue	$24.0	$25.4	$(1.4)	(5.5)%
As a percentage of product and licensing revenue	14.1%	14.2%
The decrease in cost of product and licensing revenue for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, consisted of a $0.8 million decrease in Imaging costs primarily driven by lower revenues, together with a $0.7 million decrease related to lower sales of our Dragon desktop consumer products. Gross margins were flat.
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

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Cost of professional services and hosting revenue	$157.2	$154.6	$2.6	1.7%
As a percentage of professional services and hosting revenue	69.5%	70.9%

The increase in the cost of professional services and hosting revenue for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, included increases of $2.2 million in Mobile and Consumer costs and $1.0 million in stock-based compensation, offset by a reduction of $1.6 million in the Enterprise segment. Gross margins increased 1.4 percentage points primarily driven by strong professional services revenue related to our Clintegrity solutions and an improving utilization rate within our Healthcare business. This was offset by increased stock-based compensation expense which reduced gross margins by 0.4 percentage points.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Cost of maintenance and support revenue	$14.0	$12.6	$1.4	11.1%
As a percentage of maintenance and support revenue	17.9%	17.2%
The increase in the cost of maintenance and support revenue for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, included a $1.1 million increase in Imaging costs driven by an acquisition during the fourth quarter of fiscal 2014. This increase in costs also impacted our gross margin during the period.

Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Research and development expense	$82.6	$80.5	$2.1	2.6%
As a percentage of total revenue	17.4%	17.1%
The increase in research and development expense for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, was primarily attributable to a $5.9 million increase in compensation expense as we continued to invest in research and development to fund cloud-based speech systems and natural language understanding advancement to extend our technology capabilities. The increase was offset by a reduction of $4.0 million in costs associated with the expiration of a collaboration agreement.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Sales and marketing expense	$111.3	$118.9	$(7.6)	(6.4)%
As a percentage of total revenue	23.5%	25.3%
The decrease in sales and marketing expense for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, was primarily attributable to a $9.6 million decrease in marketing and channel program spending.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
General and administrative expense	$50.6	$44.5	$6.1	13.7%
As a percentage of total revenue	10.7%	9.5%
The increase in general and administrative expense for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, was primarily attributable to a $4.6 million increase in our outside professional services expense together with a $1.6 million increase in stock-based compensation expense.

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

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Cost of revenue	$15.1	$15.2	$(0.1)	(0.7)%
Operating expenses	26.8	27.5	(0.7)	(2.5)%
Total amortization expense	$41.9	$42.7	$(0.8)	(1.9)%
As a percentage of total revenue	8.8%	9.1%
The decrease in amortization of intangible assets in our cost of revenue and operating expenses for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, was primarily attributable to certain intangible assets becoming fully amortized in the period.
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

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Transition and integration costs	$3.5	$3.9	$(0.4)	(10.3)%
Professional service fees	2.2	3.3	(1.1)	(33.3)%
Acquisition-related adjustments	(0.9)	(4.4)	3.5	(79.5)%
Total acquisition-related costs, net	$4.8	$2.8	$2.0	71.4%
As a percentage of total revenue	1.0%	0.6%
Included in acquisition-related adjustments for the three months ended December 31, 2013, is income of $7.7 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal 2008, following the expiration of the applicable statute of limitations.
Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs. Other amounts may include gains or losses on non-controlling strategic equity interests, and gains or losses on sales of non-strategic assets or product lines. The following table sets forth the activity relating to the restructuring accruals included in restructuring and other charges, net for the three months ended December 31, 2014 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2014	$3.2	$1.5	$4.7
Restructuring charges	1.7	0.5	2.2
Cash payments	(2.7)	(0.8)	(3.5)
Balance at December 31, 2014	$2.2	$1.2	$3.4

For the three months ended December 31, 2014, we recorded net restructuring charges of $2.2 million, which included a $1.7 million severance charge related to the elimination of approximately 60 personnel across multiple functions including the impact of eliminating duplicative positions resulting from acquisitions, and $0.5 million primarily resulting from the restructuring of facilities that will no longer be utilized.
Other Income (Expense)
Other income (expense) consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other income (expense), in dollars and as a percentage of total revenues (dollars in millions):

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Interest income	$0.6	$0.4	$0.2	50.0%
Interest expense	(29.9)	(34.0)	4.1	(12.1)%
Other income (expense), net	(0.8)	(3.1)	2.3	(74.2)%
Total other income (expense), net	$(30.1)	$(36.7)	$6.6	(18.0)%
As a percentage of total revenue	6.4%	7.8%

For the three months ended December 31, 2014, other expense decreased $6.6 million primarily driven by the reduction in interest expense resulting from the redemption of the $250 million 2.75% convertible senior debentures in the fourth quarter of fiscal 2014.
Provision for Income Taxes
The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three months ended		Dollar Change	Percent Change
	December 31,
	2014	2013
Provision for income taxes	$5.8	$3.0	$2.8	93.3%
Effective income tax rate	(13.0)%	(5.7)%

The effective income tax rate was (13.0)% and (5.7)% for the three months ended December 31, 2014 and 2013, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to earnings in foreign operations, which are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland. The effective tax rate for the three months ended December 31, 2013 included a $5.2 million release of domestic valuation allowance as a result of tax benefits recorded in connection with our acquisitions during the period for which a deferred tax liability was established in purchase accounting.
Our effective income tax rate is based upon the income for the year, the composition of income in different countries, changes relating to valuation allowances for certain countries if, and as necessary, and adjustments, if any, for potential tax consequences resulting from resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.
SEGMENT ANALYSIS
We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile and Consumer, Enterprise and Imaging. In October 2014, we realigned certain of our product offerings which were previously reported in the Mobile and Consumer segment into the Enterprise segment. Accordingly, the segment results in prior periods have been reclassified to conform to current period segment reporting presentation.
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

	Three months ended		Change	Percent Change
	December 31,
	2014	2013
Segment Revenues
Healthcare	$231.0	$227.3	$3.7	1.6%
Mobile and Consumer	107.3	112.5	(5.2)	(4.6)%
Enterprise	90.6	92.0	(1.4)	(1.5)%
Imaging	60.1	58.3	1.8	3.1%
Total segment revenues	$489.0	$490.1	$(1.1)	(0.2)%
Acquisition-related revenues adjustments	(15.0)	(20.1)	5.1	(25.4)%
Total revenues	$474.0	$470.0	$4.0	0.9%
Segment Profit
Healthcare	$78.3	$78.5	$(0.2)	(0.3)%
Mobile and Consumer	11.7	12.1	(0.4)	(3.3)%
Enterprise	24.7	22.4	2.3	10.3%
Imaging	19.9	22.7	(2.8)	(12.3)%
Total segment profit	$134.6	$135.7	$(1.1)	(0.8)%
Segment Profit Margin
Healthcare	33.9%	34.5%	(0.6)
Mobile and Consumer	10.9%	10.8%	0.1
Enterprise	27.3%	24.3%	3.0
Imaging	33.1%	38.9%	(5.8)
Total segment profit margin	27.5%	27.7%	(0.2)
Segment Revenue
Three months ended December 31, 2014

•
Healthcare segment revenue increased $3.7 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. Professional services and hosting revenue increased $4.2 million primarily driven by an increase of $5.0 million in professional services from our Clintegrity solutions. Maintenance and support revenue increased $3.0 million driven by strong renewals related to our Dragon Medical licenses. Product and licensing revenue decreased $3.5 million driven by lower sales of Dragon Medical licenses.

•
Mobile and Consumer segment revenue decreased $5.2 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. Product and licensing revenue declined $7.6 million, driven primarily by a $6.0 million decrease in sales of our Dragon desktop consumer products as we continue to experience the impact of the overall declines in desktop software sales. Professional services and hosting revenue increased $3.1 million primarily driven by strong professional services sales in the automotive business.

•
Enterprise segment revenue decreased $1.4 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. Professional services and hosting revenue decreased $3.1 million driven by a $5.5 million decrease in professional services, offset by an increase of $2.4 million in our on-demand revenue resulting from strong bookings in fiscal 2014. Product and licensing revenue increased $1.1 million.

•
Imaging segment revenue increased $1.8 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, primarily driven by a $1.5 million increase in maintenance and support revenue from strong maintenance renewals.

Segment Profit
Three months ended December 31, 2014

•
Healthcare segment profit for the three months ended December 31, 2014 decreased 0.3% from the same period last year, primarily driven by increased investments in research and development offset by a slight improvement in product margins. Segment profit margin decreased 0.6 percentage points, from 34.5% for the same period last year to 33.9% during the current period. The decrease in segment profit margin was primarily driven by a decrease of 1.1 percentage points due to increased investments in research and development to support innovation and new product launches.

•
Mobile and Consumer segment profit for the three months ended December 31, 2014 decreased 3.3% from the same period last year, primarily driven by lower sales of our Dragon desktop consumer products, increased costs to support the growth of our on-demand services and increased investments in research and development. Segment profit margin increased 0.1 percentage points, from 10.8% for the same period last year to 10.9% during the current period. The increase in segment profit margin was primarily driven by a 7.8 percentage point improvement in segment margins related to lower marketing spend, offset by a 4.0 percentage point increase in research and development spending related to new product innovations, and a 2.9 percentage point decrease in segment gross margin as our markets and customers continued to shift from embedded to on-demand solutions, driving increased costs to deploy large custom solutions for key customers.

•
Enterprise segment profit for the three months ended December 31, 2014 increased 10.3% from the same period last year, driven by lower marketing and selling expenses. Segment profit margin increased 3.0 percentage points, from 24.3% for the same period last year to 27.3% in the current period. The increase in segment profit margin was driven by a 1.5 percentage point increase in segment gross margin as a result of higher product and licensing sales and an improvement of 1.2 percentage points due to lower sales and marketing costs.

•
Imaging segment profit for the three months ended December 31, 2014 decreased 12.3% from the same period last year. Segment profit margin decreased 5.8 percentage points, from 38.9% for the same period last year to of 33.1% during the current period. The decrease in segment profit and segment margin was due to higher sales and marketing spending.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and marketable securities totaled $606.1 million as of December 31, 2014, an increase of $17.9 million as compared to $588.2 million as of September 30, 2014. Our working capital was $552.6 million as of December 31, 2014, as compared to $522.5 million as of September 30, 2014. Cash and cash equivalents and marketable securities held by our international operations totaled $116.8 million and $71.5 million at December 31, 2014 and September 30, 2014, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the resulting withholding taxes payable would have a material impact on our liquidity. As of December 31, 2014, our total accumulated deficit was $581.1 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents on-hand are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended December 31, 2014 was $95.7 million, an increase of $17.5 million, as compared to cash provided by operating activities of $78.2 million for the three months ended December 31, 2013. The net increase was primarily driven by the following factors:

•	An increase in cash flows of $14.3 million resulting from lower net loss, exclusive of non-cash adjustment items;

•
An increase in cash flows of $11.2 million from an overall increase in deferred revenue. The increase in deferred revenue was primarily attributable to continued growth in new mobile on-demand service offerings where a portion of the fees are collected upfront, and recognized as revenue over the life of the contract; and

•	Offset by a decrease in cash flows of $8.0 million generated by changes in working capital excluding deferred revenue.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended December 31, 2014 was $79.2 million, a decrease of $26.2 million, as compared to cash used in investing activities of $105.4 million for the three months ended December 31, 2013. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $91.4 million for business and technology acquisitions resulting from our strategy to slow the pace and reduce the size of acquisitions; and

•	Offset by an increase in cash outflows of $58.4 million from purchases of marketable securities.
Cash Used in Financing Activities
Cash used in financing activities for the three months ended December 31, 2014 was $44.7 million, a decrease of $1.8 million, as compared to cash used in financing activities of $46.6 million for the three months ended December 31, 2013. The net cash decrease was primarily driven by the following factors:

•
A decrease in cash outflows of $18.0 million related to our share repurchase program announced in April 2013. During the three months ended December 31, 2013, we repurchased 1.1 million shares of our common stock for total cash outflows of $18.0 million. We had no repurchase activity in the three months ended December 31, 2014; and

•
Offset by an increase in cash outflows of $16.1 million as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting activities during the three months ended December 31, 2014 as compared to the same period in the prior year, including the impact of the lower bonus and performance-based award vesting as a result of weaker than planned operating results in fiscal 2013.

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
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2014, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.

Credit Facility
The Credit Facility includes a term loan and a $75 million revolving credit line, including letters of credit. The term loans mature on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of December 31, 2014, there were $5.7 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at December 31, 2014 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At December 31, 2014, the applicable margin for the term loans was 2.75%, with an effective rate of 2.92%, on the outstanding balance of $476.2 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our leverage ratio. As of December 31, 2014, the commitment fee rate was 0.375%.
The Credit Facility contains the most restrictive covenants of our long-term debt, including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2014, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of December 31, 2014, we were in compliance with the requirements of our other long-term debt.
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
The Credit Facility includes a provision for an annual excess cash flow sweep, as defined in the agreement, payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. No excess cash flow sweep was required in the first quarter of fiscal 2015 as no excess cash flow, as defined in the agreement, was generated in fiscal 2014. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $289.2 million remained available for stock repurchases as of December 31, 2014 pursuant to this repurchase program. There were no share repurchases during the three months ended December 31, 2014. Since the commencement of the program, we have repurchased 11.4 million shares for $210.8 million. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.

Off-Balance Sheet Arrangements, Contractual Obligations
Contingent Liabilities and Commitments
In connection with certain acquisitions, we may be required to make up to $17.4 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $17.3 million, are recorded as compensation expense over the applicable employment period.
Off-Balance Sheet Arrangements
Through December 31, 2014, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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

Information about those accounting policies we deem to be critical to our financial reporting may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Based on events occurring subsequent to September 30, 2014, we are updating certain of the Critical Accounting Policies, Judgments and Estimates.
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
Based on our assessments, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill. Significant adverse changes in our future revenues and/or cash flow results, or significant degradation in the enterprise values of comparable companies within our segments, could result in the determination that all or a portion of our goodwill is impaired. As of our fiscal 2014 annual impairment assessment date, our estimated fair values of our reporting units substantially exceeded their carrying values. In October 2014, we realigned certain of our product offerings between reporting units. As required by Accounting Standards Codification 350-20, "Intangibles - Goodwill and Other", we have reallocated goodwill among the affected reporting units, based on their relative fair value. We reallocated $29.9 million of goodwill from our Dragon Consumer ("DNS") reporting unit into our Mobile reporting unit, and reallocated $10.5 million of goodwill from our Mobile reporting unit to our Enterprise reporting unit.
As a result of this change, we determined that we had a triggering event requiring us to perform an impairment test on our DNS, Mobile, and Enterprise reporting units. We completed our impairment test during the first quarter of fiscal 2015, and the fair value of the reorganized reporting units substantially exceeded their carrying values.
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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2014 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. These contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $167.6 million at December 31, 2014. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, marketable securities and the outstanding debt under the Credit Facility.
At December 31, 2014, we held approximately $606.1 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $4.7 million per annum, based on the December 31, 2014 reported balances of our investment accounts.
At December 31, 2014, our total outstanding debt balance exposed to variable interest rates was $476.2 million. A hypothetical change in market rates would have an impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding variable rate debt would increase $4.8 million per annum.

Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of December 31, 2014, we have security price guarantees outstanding for approximately 0.3 million shares of our common stock. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flows.
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
Our debentures trade in the financial markets, and the fair value at December 31, 2014 was $682.6 million for the 2031 Debentures, based on an average of the bid and ask prices for the issuances on that day. This compares to conversion values on December 31, 2014 of approximately $304.9 million. A 10% increase in the stock price over the December 31, 2014 closing price of $14.27 would have an estimated $16.3 million increase to the fair value and a $30.5 million increase to the conversion value of the debentures.

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
We reported net losses of $150.3 million and $115.2 million in fiscal 2014 and 2013, respectively, and net income of $207.1 million for the fiscal year 2012, and have a total accumulated deficit of $581.1 million as of December 31, 2014. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
We have a significant amount of debt. As of December 31, 2014, we had a total of $2,216.2 million face value of debt outstanding, $476.2 million in term loans due in August 2019, $1,050.0 million of senior notes due in 2020 and $690.0 million in convertible debentures. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through August 2018. As of December 31, 2014, there were $5.7 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
In addition, approximately $476.2 million of our debt outstanding as of December 31, 2014 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2014, we had identified intangible assets of approximately $0.9 billion, net of accumulated amortization, and goodwill of approximately $3.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
As of December 31, 2014, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. (collectively, the “Icahn Group”), beneficially owned approximately 19% of the outstanding shares of our common stock. Brett Icahn and David Schechter of the Icahn Group have been appointed as directors of the Company. Because of its large holdings of our capital stock relative to other stockholders, the Icahn Group has a strong influence over matters requiring approval by our stockholders.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On November 12, 2014, we issued 288,148 shares of our common stock to Topoly LLC as contingent consideration related to an acquisition. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof because the issuance did not involve a public offering.

On April 30, 2013, we announced a share repurchase program for up to $500 million of our outstanding shares of common stock. The plan has no expiration date. There were no repurchases under the program during the three months ended December 31, 2014.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 6, 2015.

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
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes of Consolidated Financial Statements.
						X