Form 10-Q
period 2015-03-31
Nuance Communications, Inc.
filed 2015-05-08
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of April 30, 2015 was 313,828,530.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$174,451	$174,819	$344,139	$353,256
Professional services and hosting	224,504	227,526	450,674	445,661
Maintenance and support	76,104	73,308	154,265	146,716
Total revenues	475,059	475,653	949,078	945,633
Cost of revenues:
Product and licensing	23,252	25,226	47,222	50,435
Professional services and hosting	151,021	157,437	308,264	312,017
Maintenance and support	13,395	12,359	27,436	25,196
Amortization of intangible assets	15,631	15,342	30,762	30,536
Total cost of revenues	203,299	210,364	413,684	418,184
Gross profit	271,760	265,289	535,394	527,449
Operating expenses:
Research and development	74,776	84,581	157,343	165,051
Sales and marketing	93,254	98,280	204,504	217,186
General and administrative	45,734	43,682	96,301	88,158
Amortization of intangible assets	25,328	26,571	52,155	54,043
Acquisition-related costs, net	6,523	6,802	11,279	9,600
Restructuring and other charges, net	(333)	4,719	1,895	8,556
Total operating expenses	245,282	264,635	523,477	542,594
Income (loss) from operations	26,478	654	11,917	(15,145)
Other income (expense):
Interest income	627	774	1,189	1,193
Interest expense	(30,034)	(33,987)	(59,931)	(67,946)
Other income (expense), net	(110)	(274)	(895)	(3,370)
Loss before income taxes	(3,039)	(32,833)	(47,720)	(85,268)
Provision for income taxes	11,059	6,394	16,873	9,372
Net loss	$(14,098)	$(39,227)	$(64,593)	$(94,640)
Net loss per share:
Basic	$(0.04)	$(0.12)	$(0.20)	$(0.30)
Diluted	$(0.04)	$(0.12)	$(0.20)	$(0.30)
Weighted average common shares outstanding:
Basic	322,879	316,593	322,331	315,696
Diluted	322,879	316,593	322,331	315,696
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(Unaudited) (In thousands)
Net loss	$(14,098)	$(39,227)	$(64,593)	$(94,640)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(49,522)	(1,127)	(77,740)	5,477
Pension adjustments	(759)	—	(734)	—
Unrealized gain on marketable securities	58	—	29	—
Total other comprehensive (loss) income, net	(50,223)	(1,127)	(78,445)	5,477
Comprehensive loss	$(64,321)	$(40,354)	$(143,038)	$(89,163)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	September 30, 2014
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$474,650	$547,230
Marketable securities	63,044	40,974
Accounts receivable, less allowances for doubtful accounts of $12,204 and $11,491	394,054	428,266
Prepaid expenses and other current assets	92,118	92,040
Deferred tax assets	56,128	55,990
Total current assets	1,079,994	1,164,500
Marketable securities	29,228	—
Land, building and equipment, net	185,985	191,411
Goodwill	3,354,734	3,410,893
Intangible assets, net	852,561	915,483
Other assets	147,325	137,997
Total assets	$5,649,827	$5,820,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,834	$4,834
Contingent and deferred acquisition payments	8,556	35,911
Accounts payable	58,053	61,760
Accrued expenses and other current liabilities	180,003	241,279
Deferred revenue	343,651	298,225
Total current liabilities	595,097	642,009
Long-term debt	2,137,738	2,127,392
Deferred revenue, net of current portion	294,154	249,879
Deferred tax liabilities	162,499	156,235
Other liabilities	58,753	62,777
Total liabilities	3,248,241	3,238,292

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value; 560,000 shares authorized; 321,784 and 324,621 shares issued and 318,034 and 320,870 shares outstanding, respectively	322	325
Additional paid-in capital	3,151,882	3,153,033
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(102,460)	(24,015)
Accumulated deficit	(631,370)	(530,563)
Total stockholders’ equity	2,401,586	2,581,992
Total liabilities and stockholders’ equity	$5,649,827	$5,820,284
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2015	2014
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(64,593)	$(94,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	114,020	109,417
Stock-based compensation	78,271	92,159
Non-cash interest expense	14,918	19,443
Deferred tax provision	6,386	3,446
Other	1,427	(5,258)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	16,988	6,518
Prepaid expenses and other assets	(13,213)	(11,695)
Accounts payable	1,869	(32,097)
Accrued expenses and other liabilities	(50,017)	(10,301)
Deferred revenue	109,575	88,190
Net cash provided by operating activities	215,631	165,182
Cash flows from investing activities:
Capital expenditures	(30,758)	(24,719)
Payments for business and technology acquisitions, net of cash acquired	(31,891)	(135,537)
Purchases of marketable securities and other investments	(91,348)	(11,504)
Proceeds from sales and maturities of marketable securities and other investments	23,165	21,634
Net cash used in investing activities	(130,832)	(150,126)
Cash flows from financing activities:
Payments of debt	(2,418)	(2,516)
Payments for repurchase of common stock	(109,838)	(26,435)
Payments for settlement of share-based derivatives	(340)	(5,286)
Payments of other long-term liabilities	(1,526)	(1,519)
Proceeds from issuance of common stock from employee stock plans	9,149	11,922
Cash used to net share settle employee equity awards	(46,953)	(31,047)
Net cash used in financing activities	(151,926)	(54,881)
Effects of exchange rate changes on cash and cash equivalents	(5,453)	9
Net decrease in cash and cash equivalents	(72,580)	(39,816)
Cash and cash equivalents at beginning of period	547,230	808,118
Cash and cash equivalents at end of period	$474,650	$768,302
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The amendments in the ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments are effective for us in the first quarter of fiscal 2017, with early adoption permitted. The amendments should be applied on a retrospective basis to each individual period presented. Upon implementation, the change in reporting debt issuance costs will require us to reclassify our deferred financing costs from an asset to a reduction of the reported debt balance. This will reduce our assets and liabilities but will have no impact on earnings, cash flows or shareholders' equity.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis.”  The amendments in this update provide guidance on evaluating whether a company should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The pronouncement is effective for us in the first quarter of fiscal 2017 with early adoption permitted. We do not believe that this will have a material impact on our consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" (ASU 2014-15), to provide guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in the first quarter of fiscal 2017, with early adoption permitted. We do not believe that this will have a material impact on our consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During the first six months of fiscal 2015, we have not made any material acquisitions.
During fiscal 2014, we acquired several immaterial businesses in our Imaging, Healthcare and Enterprise segments for total initial cash consideration of $258.3 million together with future contingent payments. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, we recorded $139.4 million of goodwill and $134.5 million of identifiable intangibles assets. Intangible assets acquired included customer relationships and core and completed technology with weighted average useful lives of 10.2 years. The most significant of these acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.
The fair value estimates for the assets acquired and liabilities assumed for acquisitions completed during fiscal 2014 were based upon preliminary calculations and valuations, and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain assets and liabilities acquired. There were no significant changes to the fair value estimates during the current year.
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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Transition and integration costs	$2,756	$4,590	$6,237	$8,429
Professional service fees	3,485	2,399	5,686	5,738
Acquisition-related adjustments	282	(187)	(644)	(4,567)
Total	$6,523	$6,802	$11,279	$9,600
Included in acquisition-related adjustments for the six months ended March 31, 2014, is income of $7.7 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal 2008, following the expiration of the applicable statute of limitations.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the six months ended March 31, 2015, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2014	$3,410,893	$915,483
Acquisitions	—	27,830
Purchase accounting adjustments	(1,788)	(554)
Amortization	—	(82,917)
Effect of foreign currency translation	(54,371)	(7,281)
Balance at March 31, 2015	$3,354,734	$852,561
In October 2014, we realigned certain of our product offerings among reporting units. As required by Accounting Standards Codification 350-20, "Intangibles - Goodwill and Other", we have reallocated goodwill among the affected reporting units, based on their relative fair value. We reallocated $29.9 million of goodwill from our Dragon Consumer reporting unit into our Mobile reporting unit, and reallocated $10.5 million of goodwill from our Mobile reporting unit to our Enterprise reporting unit. As a result of this change, we determined that we had a triggering event requiring us to perform an impairment test on our Dragon Consumer ("DNS"), Mobile, and Enterprise reporting units. We completed our impairment test during the first quarter of fiscal 2015, and the fair value of the reorganized reporting units substantially exceeded their carrying values.

5.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally we enter into such contracts for less than 90 days, and at March 31, 2015 and September 30, 2014, we had outstanding contracts with a total notional value of $141.4 million and $283.1 million, respectively.
We have not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging, and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with changes in the fair value recorded in earnings as other income (expense), net in our consolidated statements of operations.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in earnings in each period as other income (expense), net in our consolidated statements of operations.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the outstanding shares subject to security price guarantees at March 31, 2015 (dollars in thousands):

Issue Date	Number of Shares Issued	Settlement Date	Total Value of Shares on Issue Date
November 10, 2014	288,148	May 12, 2015	$4,469
The following table provides a quantitative summary of the fair value of our derivative instruments as of March 31, 2015 and September 30, 2014 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		March 31, 2015	September 30, 2014
Foreign currency contracts	Prepaid expenses and other current assets	$379	$—
Foreign currency contracts	Accrued expenses and other current liabilities	(383)	(272)
Security Price Guarantees	Contingent and deferred acquisition payments	(334)	—
Security Price Guarantees	Accrued expenses and other current liabilities	—	(135)
Net fair value of non-hedge derivative instruments		$(338)	$(407)
The following tables summarize the activity of derivative instruments for the three and six months ended March 31, 2015 and 2014 (dollars in thousands):

		Three Months Ended March 31,		Six Months Ended March 31,
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2015	2014	2015	2014
Foreign currency contracts	Other income (expense), net	$(12,813)	$2,046	$(19,096)	$6,372
Security price guarantees	Other income (expense), net	$23	$(72)	$(539)	$(4,222)
Other Financial Instruments
Financial instruments including cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate their fair value based on the short maturities of those instruments. Marketable securities and derivative instruments are carried at fair value.
The estimated fair value of our long-term debt approximated $2,220.2 million (face value $2,215.0 million) and $2,179.2 million (face value $2,217.4 million) at March 31, 2015 and September 30, 2014, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the term loan portion of our Credit Facility, and the Convertible Debentures are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at March 31, 2015 or September 30, 2014.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and September 30, 2014 consisted of (dollars in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$275,478	$—	$—	$275,478
US government agency securities(a)	1,000	—	—	1,000
Time deposits	—	53,190	—	53,190
Commercial paper, $9,080 at cost (b)	—	9,087	—	9,087
Corporate notes and bonds, $41,838 at cost (b)	—	41,860	—	41,860
Foreign currency exchange contracts(b)	—	379	—	379
Total assets at fair value	$276,478	$104,516	$—	$380,994
Liabilities:
Foreign currency exchange contracts(b)	$—	$(383)	$—	$(383)
Security price guarantees(c)	—	(334)	—	(334)
Contingent acquisition payments (d)	—	—	(3,931)	(3,931)
Total liabilities at fair value	$—	$(717)	$(3,931)	$(4,648)

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$407,749	$—	$—	$407,749
US government agency securities(a)	1,000	—	—	1,000
Time deposits(b)	—	46,604	—	46,604
Total assets at fair value	$408,749	$46,604	$—	$455,353
Liabilities:
Foreign currency exchange contracts(b)	$—	$(272)	$—	$(272)
Security price guarantees(c)	—	(135)	—	(135)
Contingent acquisition payments (d)	—	—	(6,864)	(6,864)
Total liabilities at fair value	$—	$(407)	$(6,864)	$(7,271)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

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

Time deposits are generally for terms of one year or less. The commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 1.31 years.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of contingent acquisition payment liabilities are as follows (dollars in thousands):

	Three Months Ended March 31,	Six Months Ended March 31,
	2015	2015
Balance at beginning of period	$5,440	$6,864
Earn-out liability established at time of acquisition	(554)	85
Payments upon settlement	(1,476)	(2,938)
Adjustments to fair value included in acquisition-related costs, net	521	(80)
Balance at end of period	$3,931	$3,931
Our financial liabilities valued based upon Level 3 inputs are composed of contingent consideration arrangements relating to our acquisitions. We are contractually obligated to pay contingent consideration to the selling shareholders upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities and therefore are recorded as contingent consideration liabilities at the time of the acquisitions. We update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the consideration is paid upon the achievement of the specified objectives or eliminated upon failure to achieve the specified objectives.
Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal 2016. As of March 31, 2015, we could be required to pay up to $16.0 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from future product sales and the risk adjusted discount rate for the fair value measurement.

7.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2015	September 30, 2014
Compensation	$91,455	$146,730
Cost of revenue related liabilities	19,632	22,340
Accrued interest payable	15,106	15,092
Liability for unsettled share repurchases	10,465	—
Professional fees	9,844	10,852
Sales and marketing incentives	8,006	10,188
Sales and other taxes payable	5,916	9,367
Acquisition costs and liabilities	5,494	9,307
Facilities related liabilities	5,207	5,720
Other	8,878	11,683
Total	$180,003	$241,279

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Revenue
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
Deferred revenue consisted of the following (dollars in thousands):

	March 31, 2015	September 30, 2014
Current liabilities:
Deferred maintenance revenue	$150,983	$140,737
Unearned revenue	192,668	157,488
Total current deferred revenue	$343,651	$298,225
Long-term liabilities:
Deferred maintenance revenue	$58,412	$60,398
Unearned revenue	235,742	189,481
Total long-term deferred revenue	$294,154	$249,879

9.	Restructuring and Other Charges, net
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
The following table sets forth accrual activity relating to our restructuring reserves for the six months ended March 31, 2015 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2014	$3,258	$1,468	$4,726
Restructuring charges, net	1,639	256	1,895
Cash payments	(4,191)	(1,372)	(5,563)
Balance at March 31, 2015	$706	$352	$1,058
Restructuring charges, net by segment are as follows (dollars in thousands):

	Three Months Ended March 31,
	2015			2014
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$(81)	$—	$(81)	$186	$—	$186
Mobile and Consumer	(125)	(172)	(297)	(12)	—	(12)
Enterprise	71	—	71	1,568	—	1,568
Imaging	(1)	(60)	(61)	131	—	131
Corporate	35	—	35	(199)	45	(154)
Total restructuring expense	$(101)	$(232)	$(333)	$1,674	$45	$1,719
Included in restructuring charges, net for the three months ended March 31, 2015, is the benefit resulting from lower charges than originally estimated related to final settlement on abandoned facilities.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31,
	2015			2014
	Personnel	Facilities	Total	Personnel	Facilities	Total
Healthcare	$(209)	$—	$(209)	$400	$—	$400
Mobile and Consumer	(113)	(172)	(285)	190	—	190
Enterprise	289	95	384	1,745	—	1,745
Imaging	1,479	333	1,812	131	—	131
Corporate	193	—	193	627	2,463	3,090
Total restructuring expense	$1,639	$256	$1,895	$3,093	$2,463	$5,556
For the six months ended March 31, 2015, we recorded net restructuring charges of $1.9 million, which included a $1.6 million severance charge related to the elimination of approximately 60 personnel to eliminate duplicative positions resulting from acquisitions, and $0.3 million primarily resulting from the restructuring of facilities that will no longer be utilized.

10.	Debt and Credit Facilities
At March 31, 2015 and September 30, 2014, we had the following borrowing obligations (dollars in thousands):

	March 31, 2015	September 30, 2014
5.375% Senior Notes due 2020, net of unamortized premium of $4.2 million and $4.6 million, respectively. Effective interest rate 5.28%.	$1,054,209	$1,054,601
2.75% Convertible Debentures due 2031, net of unamortized discount of $75.7 million and $88.8 million, respectively. Effective interest rate 7.43%.	614,280	601,226
Credit Facility, net of unamortized original issue discount of $0.9 million and $1.0 million respectively.	474,083	476,399
Total long-term debt	$2,142,572	$2,132,226
Less: current portion	4,834	4,834
Non-current portion of long-term debt	$2,137,738	$2,127,392
2.75% Convertible Debentures due 2031
As of March 31, 2015 and September 30, 2014, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the principal amount in cash prior to maturity.
Credit Facility
The Credit Facility includes a term loan and a $75 million revolving credit line, including letters of credit. The term loan matures on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of March 31, 2015, there were $5.4 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under the terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at March 31, 2015 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At March 31, 2015, the applicable margin for the term loans was 2.75%, with an effective rate of 2.93%, on the outstanding balance of $475.0 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our net leverage ratio. As of March 31, 2015, the commitment fee rate was 0.375%.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility contains covenants including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2015, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of March 31, 2015, we were in compliance with the requirements of our other long-term debt.
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
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $168.9 million remained available for share repurchases as of March 31, 2015 pursuant to our repurchase program. We repurchased 8.6 million shares for $120.3 million during the six months ended March 31, 2015. Since the commencement of the program, we have repurchased 20.0 million shares for $331.1 million. On April 29, 2015, our Board of Directors approved an additional $500 million under our share repurchase program. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.

12.	Net Loss Per Share
Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 9.7 million and 12.5 million shares for the three months ended March 31, 2015 and 2014, respectively, and 11.2 million and 13.1 million shares for the six months ended March 31, 2015 and 2014, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

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
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Cost of product and licensing	$96	$697	$183	$962
Cost of professional services and hosting	4,729	7,199	12,352	13,818
Cost of maintenance and support	631	406	1,574	1,190
Research and development	6,668	10,455	17,177	20,743
Selling and marketing	7,882	10,210	20,416	25,454
General and administrative	10,911	15,953	26,569	29,992
Total	$30,917	$44,920	$78,271	$92,159
Stock Options
The table below summarizes activity relating to stock options for the six months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2014	3,723,342	$13.46
Exercised	(98,845)	$2.03
Forfeited	(892)	$20.04
Expired	(29,248)	$20.38
Outstanding at March 31, 2015	3,594,357	$13.72	1.8 years	$4.7	million
Exercisable at March 31, 2015	3,592,132	$13.71	1.8 years	$4.7	million
Exercisable at March 31, 2014	3,919,399	$13.39	2.6 years	$15.0	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on March 31, 2015 ($14.35) and the exercise price of the underlying options.

The weighted-average intrinsic value of stock options exercised during the six months ended March 31, 2015 and 2014 was $1.2 million and $2.1 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested Restricted Units is $0.001 per share. The table below summarizes activity relating to Restricted Units for the six months ended March 31, 2015:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2014	5,726,385	8,349,107
Granted	1,312,530	5,551,512
Earned/released	(1,847,551)	(5,604,407)
Forfeited	(603,889)	(321,467)
Outstanding at March 31, 2015	4,587,475	7,974,745
Weighted average remaining recognition period of outstanding Restricted Units	1.6 years	1.6 years
Unearned stock-based compensation expense of outstanding Restricted Units	$57.6 million	$88.1 million
Aggregate intrinsic value of outstanding Restricted Units(a)	$65.8 million	$114.5 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on March 31, 2015 ($14.35) and the purchase price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Units vested during the periods noted is as follows:

	Six Months Ended March 31,
	2015	2014
Weighted-average grant-date fair value per share	$14.87	$15.26
Total intrinsic value of shares vested (in millions)	$110.9	$70.2
Restricted Stock Awards
Restricted Stock Awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to Restricted Stock Awards for the six months ended March 31, 2015:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2014	750,000	$21.28
Vested	(250,000)	$25.80
Outstanding at March 31, 2015	500,000	$19.01
Weighted average remaining recognition period of outstanding Restricted Awards	0.6 years
Unearned stock-based compensation expense of outstanding Restricted Awards	$4.2 million
Aggregate intrinsic value of outstanding Restricted Awards	$7.2 million
A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all Restricted Stock Awards vested during the periods noted is as follows:

	Six Months Ended March 31,
	2015	2014
Weighted-average grant-date fair value per share	$—	$15.71
Total intrinsic value of shares vested (in millions)	$3.9	$3.9

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
The components of (loss) income before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Domestic	$(37,225)	$(55,683)	$(100,935)	$(121,628)
Foreign	34,186	22,850	53,215	36,360
(Loss) income before income taxes	$(3,039)	$(32,833)	$(47,720)	$(85,268)
The components of provision from income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Domestic	$5,832	$5,250	$9,634	$3,795
Foreign	5,227	1,144	7,239	5,577
Provision for income taxes	$11,059	$6,394	$16,873	$9,372
Effective tax rate	(363.9)%	(19.5)%	(35.4)%	(11.0)%

The effective income tax rate was (363.9)% and (35.4)% for the three and six months ended March 31, 2015, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the U.S. that require an additional valuation allowance and provide no benefit to the provision. The three and six months ended March 31, 2015 also include$3.5 million and $7.1 million, respectively, of deferred tax expense related to tax deductible goodwill. In addition, included in the three and six months ended March 31, 2015 is a $2.5 million increase to the valuation allowance resulting from an allocation period adjustment related to an acquisition. Earnings in foreign operations are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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
At March 31, 2015 and September 30, 2014, the liability for income taxes associated with uncertain tax positions was $22.1 million and $21.2 million, respectively, and is included in other long term liabilities. If these benefits were recognized, they would favorably impact the effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

15.	Commitments and Contingencies
Litigation and Other Claims
Like many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. We have estimated the amount of probable losses that may result from all currently pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial position or results of operations and no additional material losses related to these pending matters are reasonably possible. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our results of operations or financial condition. Because litigation is inherently unpredictable, however, the actual amounts of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our financial position, operating results or cash flows.
Guarantees and Other
We include indemnification provisions in the contracts we enter into with customers and business partners. Generally, these provisions require us to defend claims arising out of our products’ infringement of third-party intellectual property rights, breach

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We indemnify our directors and officers to the fullest extent permitted by Delaware law, which provides among other things, indemnification to directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by such persons in their capacity as a director or officer of the company, regardless of whether the individual is serving in any such capacity at the time the liability or expense is incurred. Additionally, in connection with certain acquisitions we have agreed to indemnify the former officers and members of the boards of directors of those companies, on similar terms as described above, for a period of six years from the acquisition date. In certain cases we purchase director and officer insurance policies related to these obligations, which fully cover the six year period. To the extent that we do not purchase a director and officer insurance policy for the full period of any contractual indemnification, and such directors and officers do not have coverage under separate insurance policies, we would be required to pay for costs incurred, if any, as described above.

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
In October 2014, we realigned certain of our product offerings which were previously reported in the Mobile and Consumer segment into the Enterprise segment. Accordingly, the segment results in prior periods have been reclassified to conform to the current period segment reporting presentation.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment; consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Segment revenues(a):
Healthcare	$228,604	$236,997	$459,584	$464,283
Mobile and Consumer	116,691	107,254	224,037	219,712
Enterprise	83,302	89,728	173,945	181,734
Imaging	59,466	55,994	119,527	114,289
Total segment revenues	488,063	489,973	977,093	980,018
Acquisition-related revenues	(13,004)	(14,320)	(28,015)	(34,385)
Total consolidated revenues	475,059	475,653	949,078	945,633
Segment profit:
Healthcare	79,842	91,477	158,120	169,937
Mobile and Consumer	33,816	16,697	45,509	28,830
Enterprise	19,282	18,230	44,014	40,673
Imaging	22,080	20,704	42,008	43,384
Total segment profit	155,020	147,108	289,651	282,824
Corporate expenses and other, net	(35,450)	(30,126)	(71,118)	(61,332)
Acquisition-related revenues and cost of revenues adjustment	(12,088)	(13,037)	(26,378)	(31,869)
Stock-based compensation	(30,917)	(44,920)	(78,271)	(92,159)
Amortization of intangible assets	(40,959)	(41,913)	(82,917)	(84,579)
Acquisition-related costs, net	(6,523)	(6,802)	(11,279)	(9,600)
Restructuring and other charges, net	333	(4,719)	(1,895)	(8,556)
Costs associated with IP collaboration agreements	(2,938)	(4,937)	(5,876)	(9,874)
Other expense, net	(29,517)	(33,487)	(59,637)	(70,123)
Loss before income taxes	$(3,039)	$(32,833)	$(47,720)	$(85,268)

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
United States	$352,448	$346,587	$700,122	$689,772
International	122,611	129,066	248,956	255,861
Total revenues	$475,059	$475,653	$949,078	$945,633

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

•
Mobile and Consumer.  Trends in our mobile and consumer segment include device manufacturers requiring custom applications to deliver unique and differentiated products such as virtual assistants, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and in automobiles, the adoption of our technology for use on and with a broadening scope of devices, such as televisions, set-top boxes, e-book readers, tablet and laptop computers, cameras and third-party applications. The more powerful capabilities of mobile devices require us to supply a broader set of technologies to support the increasing scope and complexity of the solutions. These technologies include cloud-based speech recognition, natural language understanding, dialog management, text-to-speech and enhanced text input. Within given levels of our technology set, we have seen pricing pressures from our OEM partners in our mobile handset business. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional upfront licensing of our mobile products and solutions. Although this has a negative impact on near-term revenue, we believe this model will build stronger and more predictable revenues over time. We are investing to increase our capabilities and capacity to help device manufacturers build custom applications, to increase the capacity of our data centers, to increase the number, kinds and capacity of network services, to enable developers to access our technology, and to expand both awareness and channels for our direct-to-consumer products.

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

Confronted by dramatic increases in electronic information, consumers, business personnel and healthcare professionals must use a variety of resources to retrieve information, transcribe patient records, conduct transactions and perform other job-related functions. We believe that the power of our solutions can transform the way people use the Internet, telecommunications systems, electronic medical records (EMR's), wireless and mobile networks and related corporate infrastructure to conduct business.
The areas in which we are focusing investments include connected services in automobiles and consumer electronics, Healthcare clinical documentation and clinical information management, automated multi-channel customer care, and MFP Print and Scan management. We continue to expect some volume erosion in our healthcare on-demand base, as users migrate toward use of electronic medical records, often in combination with our Dragon Medical solution. Our growth opportunity in mobile handsets is limited by the consolidation of this market to a limited number of customers. In addition, our Dragon NaturallySpeaking business has been challenged by market conditions, and our Enterprise on-premise business has been challenged by customers’ growing preference for on-demand implementations.
Although on-demand revenue has trended upward over the last several quarters, on-demand revenue has been negatively affected by the volume erosion in our transcription on-demand base and migration of our voicemail-to-text business from a semi-automated service to a lower-priced, fully automated solution. In contrast, on-demand revenue from Mobile connected services and Enterprise customer care solutions has grown. These trends are also reflected in the recent declines in our Estimated 3-Year Value of Total On-Demand contracts, with reduced Healthcare on-demand and voicemail-to-text expectations offsetting strong net new bookings in mobile connected services and Enterprise on-demand contracts.

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

•
Broaden Expertise in Vertical Markets.  Businesses are increasingly turning to us for comprehensive solutions rather than for a single technology product. We intend to broaden our expertise and capabilities to continue to deliver targeted solutions for a range of industries including mobile device manufacturers, healthcare, telecommunications, financial services and government administration. We also intend to expand professional services capabilities to help our customers and partners design, integrate and deploy innovative solutions.

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

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenues, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics is as follows:
For the six months ended March 31, 2015, as compared to the six months ended March 31, 2014:

•	Total revenues increased by $3.5 million to $949.1 million;

•	Net loss decreased by $30.0 million to a loss of $64.6 million;

•	Gross margins increased by 0.6 percentage points to 56.4%;

•	Operating margins increased by 2.9 percentage points to 1.3%; and

•	Cash provided by operating activities increased $50.4 million to $215.6 million.
As of March 31, 2015, as compared to March 31, 2014:

•	Total deferred revenue increased 26.3% to $637.8 million driven by Mobile connected services, Healthcare term licenses, and maintenance contracts.
In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics for the period ended March 31, 2015, as compared to the period ended March 31, 2014, is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions decreased 3% from one year ago to approximately 5.3 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•
Net new bookings decreased 27.4% from one year ago to $304.7 million. Our net new bookings depend on the timing of large multi-year contracts, resulting in quarter-to-quarter variability. Net new bookings performance was impacted by a large booking in our connected car business last year. In addition, current year net new bookings was impacted by fluctuation in currency exchange rates.

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

•
Estimated three-year value of on-demand contracts decreased 0.8% from one year ago to approximately $2.2 billion. We determine this value as of the end of the period reported, by using our best estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations; and

•
Total recurring revenue represented 64.9% and 64.1% of total revenue for six months ended March 31, 2015 and March 31, 2014, respectively. Total recurring revenue represents the sum of recurring product and licensing, on-demand, and maintenance and support revenues as well as the portion of professional services revenue that is delivered under ongoing subscription contracts.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Product and licensing	$174.5	$174.8	$(0.3)	(0.2)%	$344.1	$353.3	$(9.2)	(2.6)%
Professional services and hosting	224.5	227.6	(3.1)	(1.4)%	450.7	445.6	5.1	1.1%
Maintenance and support	76.1	73.3	2.8	3.8%	154.3	146.7	7.6	5.2%
Total Revenues	$475.1	$475.7	$(0.6)	(0.1)%	$949.1	$945.6	$3.5	0.4%
United States	$352.5	$346.6	$5.9	1.7%	$700.1	$689.8	$10.3	1.5%
International	122.6	129.1	(6.5)	(5.0)%	249.0	255.8	(6.8)	(2.7)%
Total Revenues	$475.1	$475.7	$(0.6)	(0.1)%	$949.1	$945.6	$3.5	0.4%
The geographic split for the three months ended March 31, 2015, was 74% of total revenues in the United States and 26% internationally as compared to 73% of total revenues in the United States and 27% internationally for the same period last year. The geographic split for the six months ended March 31, 2015 was 74% of total revenues in the United States and 26% internationally, compared to 73% of total revenues in the United States and 27% internationally for the same period last year.

Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Product and licensing revenue	$174.5	$174.8	$(0.3)	(0.2)%	$344.1	$353.3	$(9.2)	(2.6)%
As a percentage of total revenue	36.7%	36.7%			36.3%	37.4%
Product and licensing revenue for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was flat. Revenues in the Mobile and Consumer segment increased by $10.7 million offset by a $9.3 million decrease in the Healthcare segment. Within our Mobile and Consumer segment, automotive license sales increased by $21.1 million, offset by a $6.1 million decrease in mobile handset license sales as the handset market continues to consolidate. Within our Healthcare segment, license sales of our clinical documentation solutions decreased by $10.4 million.
The decrease in product and licensing revenue for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014, was primarily driven by an $11.1 million decrease in the Healthcare segment offset by an increase of $3.2 million in the Mobile and Consumer segment. Within our Healthcare segment, license sales of our clinical documentation solutions decreased $13.2 million, offset by a $2.1 million increase in our Clintegrity sales. Within our Mobile and Consumer segment, automotive license sales increased $27.4 million, offset by a $13.3 million decrease in mobile handset license sales as the handset market continues to consolidate, as well as a $9.0 million decrease in Dragon desktop consumer products sales.
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Professional services and hosting revenue	$224.5	$227.6	$(3.1)	(1.4)%	$450.7	$445.6	$5.1	1.1%
As a percentage of total revenue	47.3%	47.8%			47.5%	47.1%
The decrease in professional services and hosting revenue for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily driven by a $4.2 million decrease in professional services, offset by an increase of $1.1 million in hosting revenue. The decrease in professional services revenue consisted of a $6.0 million decrease in the Enterprise segment driven by lower professional services for our on-premise offerings. This was offset by a $2.1 million increase in the Healthcare segment driven by our Clintegrity offerings. In our hosting business, the Enterprise segment revenue increased by $1.9 million driven by our multi-channel solutions, offset by a $1.8 million decrease in the Healthcare segment as we continue to experience some erosion of lines processed in our transcription services.
The increase in professional services and hosting revenue for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014, was driven by growth in our on-demand revenue while professional services revenue remained flat. The growth in our on-demand revenue was lead by the Enterprise segment increasing revenue by $6.1 million. This was offset by a $2.5 million decrease in the Healthcare segment as we continue to experience some erosion of volumes in our transcription services.

Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Maintenance and support revenue	$76.1	$73.3	$2.8	3.8%	$154.3	$146.7	$7.6	5.2%
As a percentage of total revenue	16.0%	15.5%			16.2%	15.5%
The increase in maintenance and support revenue for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, included a $2.0 million increase in Healthcare, primarily driven by sales of clinical documentation solutions.
The increase in maintenance and support revenue for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014, included a $5.0 million increase in Healthcare revenue, primarily driven by sales of clinical documentation solutions, together with an increase of $2.7 million in Imaging revenue.

Costs and Expenses
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Cost of product and licensing revenue	$23.3	$25.2	$(1.9)	(7.5)%	$47.2	$50.4	$(3.2)	(6.3)%
As a percentage of product and licensing revenue	13.4%	14.4%			13.7%	14.3%
The decrease in cost of product and licensing revenue for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily consisted of a $1.2 million decrease in Mobile and Consumer costs driven by lower costs related to Dragon desktop consumer products sales.
The decrease in cost of product and licensing revenue for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014, consisted of a $1.9 million decrease in Mobile and Consumer costs driven by lower costs related to Dragon desktop consumer products sales together with a $1.4 million decrease in Imaging costs.
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Cost of professional services and hosting revenue	$151.0	$157.4	$(6.4)	(4.1)%	$308.3	$312.0	$(3.7)	(1.2)%
As a percentage of professional services and hosting revenue	67.3%	69.2%			68.4%	70.0%

The decrease in the cost of professional services and hosting revenue for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, included a decrease of $3.5 million in the Enterprise segment together with a decrease of $2.5 million related to stock-based compensation, primarily driven by lower bonus related costs. Gross margins increased 1.9 percentage points primarily driven by the lower stock-based compensation expense.
The decrease in the cost of professional services and hosting revenue for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014, included decreases of $5.1 million in the Enterprise segment and $1.5 million related to stock-based compensation, primarily driven by lower bonus related costs, offset by increased costs of $1.5 million in the Imaging segment driven by an acquisition during the fourth quarter of fiscal 2014. Gross margins increased 1.6 percentage points primarily driven by strong professional services revenue related to our Clintegrity solutions during the first quarter of fiscal 2015.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Cost of maintenance and support revenue	$13.4	$12.4	$1.0	8.1%	$27.4	$25.2	$2.2	8.7%
As a percentage of maintenance and support revenue	17.6%	16.9%			17.8%	17.2%
The increase in the cost of maintenance and support revenue for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, included a $1.1 million increase in Imaging costs driven by an acquisition during the fourth quarter of fiscal 2014. This increase in costs also impacted our gross margin during the period.
The increase in the cost of maintenance and support revenue for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014, included a $2.2 million increase in Imaging costs driven by an acquisition during the fourth quarter of fiscal 2014. This increase in costs also impacted our gross margin during the period.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Research and development expense	$74.8	$84.6	$(9.8)	(11.6)%	$157.3	$165.1	$(7.8)	(4.7)%
As a percentage of total revenue	15.7%	17.8%			16.6%	17.5%
The decrease in research and development expense for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily attributable to a reduction of $3.9 million in costs associated with the expiration of a collaboration agreement. In addition, stock-based compensation expense decreased by $3.8 million driven by lower bonus related costs.
The decrease in research and development expense for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014, was primarily attributable to a reduction of $7.9 million in costs associated with the expiration of a collaboration agreement and a $3.6 million decrease in stock-based compensation driven by lower bonus related costs. These were offset by an increase of $4.9 million in compensation expense.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Sales and marketing expense	$93.3	$98.3	$(5.0)	(5.1)%	$204.5	$217.2	$(12.7)	(5.8)%
As a percentage of total revenue	19.6%	20.7%			21.5%	23.0%
The decrease in sales and marketing expense for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily attributable to a $4.1 million decrease in marketing and channel program spending and a $2.3 million decrease in stock-based compensation expense driven by lower bonus related costs. These were offset by an increase of $2.0 million in expense for exclusive commercialization rights under a collaboration agreement.
The decrease in sales and marketing expense for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014, was primarily attributable to a $13.7 million decrease in marketing and channel program spending and a $5.0 million decrease in stock-based compensation expense driven by lower bonus related costs. These were offset by an increase of $4.0 million in expense for exclusive commercialization rights under a collaboration agreement.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
General and administrative expense	$45.7	$43.7	$2.0	4.6%	$96.3	$88.2	$8.1	9.2%
As a percentage of total revenue	9.6%	9.2%			10.1%	9.3%
The increase in general and administrative expense for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily attributable to a $6.1 million increase in consulting and professional services fees offset by a $5.0 million decrease in stock-based compensation expense driven by lower bonus related costs.
The increase in general and administrative expense for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014, was primarily attributable to a $13.3 million increase in consulting and professional services fees offset by a $3.4 million decrease in stock-based compensation expense driven by lower bonus related costs.
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Cost of revenue	$15.6	$15.3	$0.3	2.0%	$30.8	$30.5	$0.3	1.0%
Operating expenses	25.3	26.6	(1.3)	(4.9)%	52.2	54.0	(1.8)	(3.3)%
Total amortization expense	$40.9	$41.9	$(1.0)	(2.4)%	$83.0	$84.5	$(1.5)	(1.8)%
As a percentage of total revenue	8.6%	8.8%			8.7%	8.9%

The decrease in total amortization of intangible assets for the three and six months ended March 31, 2015, as compared to the same periods in 2014, was primarily attributable to certain intangible assets becoming fully amortized in the period.
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Transition and integration costs	$2.8	$4.6	$(1.8)	(39.1)%	$6.2	$8.5	$(2.3)	(27.1)%
Professional service fees	3.4	2.4	1.0	41.7%	5.7	5.7	—	—%
Acquisition-related adjustments	0.3	(0.2)	0.5	(250.0)%	(0.6)	(4.6)	4.0	(87.0)%
Total acquisition-related costs, net	$6.5	$6.8	$(0.3)	(4.4)%	$11.3	$9.6	$1.7	17.7%
As a percentage of total revenue	1.4%	1.4%			1.2%	1.0%
Included in acquisition-related adjustments for the six months ended March 31, 2014, was income of $7.7 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal 2008, following the expiration of the applicable statute of limitations.
Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other expenses that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs. Other amounts may include gains or losses on non-controlling strategic equity interests, and gains or losses on sales of non-strategic assets or product lines. The following table sets forth the activity relating to the restructuring accruals included in restructuring and other charges, net for the six months ended March 31, 2015 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2014	$3.2	$1.5	$4.7
Restructuring charges	1.6	0.3	1.9
Cash payments	(4.1)	(1.4)	(5.5)
Balance at March 31, 2015	$0.7	$0.4	$1.1
For the six months ended March 31, 2015, we recorded net restructuring charges of $1.9 million, which included a $1.6 million severance charge related to the elimination of approximately 60 personnel to eliminate duplicative positions resulting from acquisitions, and $0.3 million primarily resulting from the restructuring of facilities that will no longer be utilized.

Other Income (Expense)
Other income (expense) consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other income (expense), in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Interest income	$0.6	$0.8	$(0.2)	(25.0)%	$1.2	$1.2	$—	—%
Interest expense	(30.0)	(34.0)	4.0	(11.8)%	(59.9)	(67.9)	8.0	(11.8)%
Other income (expense), net	(0.1)	(0.3)	0.2	(66.7)%	(0.9)	(3.4)	2.5	(73.5)%
Total other income (expense), net	$(29.5)	$(33.5)	$4.0	(11.9)%	$(59.6)	$(70.1)	$10.5	(15.0)%
As a percentage of total revenue	6.2%	7.0%			6.3%	7.4%

Interest expense decreased $4.0 million and $8.0 million for the three and six months ended March 31, 2015, as compared to the three and six months ended March 31, 2014, primarily driven by the reduction in interest expense resulting from the redemption of the $250 million 2.75% convertible senior debentures in the fourth quarter of fiscal 2014.
Provision for Income Taxes
The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Provision for income taxes	$11.1	$6.4	$4.7	73.4%	$16.9	$9.4	$7.5	79.8%
Effective income tax rate	(363.9)%	(19.5)%			(35.4)%	(11.0)%

The effective income tax rate was (363.9)% and (35.4)% for the three and six months ended March 31, 2015, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the U.S. that require an additional valuation allowance and provide no benefit to the provision. The three and six month ended March 31, 2015 also include $3.5 million and $7.1 million, respectively of deferred tax expense related to tax deductible goodwill. In addition, included in the three and six months ended March 31, 2015 is a $2.5 million increase to the valuation allowance resulting from an allocation period adjustment related to an acquisition. Earnings in foreign operations are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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

	Three Months Ended		Change	Percent Change	Six Months Ended		Change	Percent Change
	March 31,				March 31,
	2015	2014			2015	2014
Segment Revenues
Healthcare	$228.6	$237.0	$(8.4)	(3.5)%	$459.6	$464.3	$(4.7)	(1.0)%
Mobile and Consumer	116.7	107.3	9.4	8.8%	224.0	219.7	4.3	2.0%
Enterprise	83.3	89.7	(6.4)	(7.1)%	173.9	181.7	(7.8)	(4.3)%
Imaging	59.5	56.0	3.5	6.3%	119.6	114.3	5.3	4.6%
Total segment revenues	$488.1	$490.0	$(1.9)	(0.4)%	$977.1	$980.0	$(2.9)	(0.3)%
Acquisition-related revenues adjustments	(13.0)	(14.3)	1.3	(9.1)%	(28.0)	(34.4)	6.4	(18.6)%
Total revenues	$475.1	$475.7	$(0.6)	(0.1)%	$949.1	$945.6	$3.5	0.4%
Segment Profit
Healthcare	$79.8	$91.5	$(11.7)	(12.8)%	$158.1	$169.9	$(11.8)	(6.9)%
Mobile and Consumer	33.8	16.7	17.1	102.4%	45.5	28.8	16.7	58.0%
Enterprise	19.3	18.2	1.1	6.0%	44.0	40.7	3.3	8.1%
Imaging	22.1	20.7	1.4	6.8%	42.0	43.4	(1.4)	(3.2)%
Total segment profit	$155.0	$147.1	$7.9	5.4%	$289.6	$282.8	$6.8	2.4%
Segment Profit Margin
Healthcare	34.9%	38.6%	(3.7)		34.4%	36.6%	(2.2)
Mobile and Consumer	29.0%	15.6%	13.4		20.3%	13.1%	7.2
Enterprise	23.2%	20.3%	2.9		25.3%	22.4%	2.9
Imaging	37.1%	37.0%	0.1		35.1%	38.0%	(2.9)
Total segment profit margin	31.8%	30.0%	1.8		29.6%	28.9%	0.7
Segment Revenue
Three months ended March 31, 2015

•
Healthcare segment revenue decreased $8.4 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Product and licensing revenue decreased $10.1 million driven by lower revenue from our clinical documentation solutions. Maintenance and support revenue increased $2.0 million.

•
Mobile and Consumer segment revenue increased $9.4 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Product and licensing revenue increased $10.7 million driven by a $21.1 million increase in automotive license sales, offset by a $6.1 million decrease in mobile handset license sales as the handset market continues to consolidate.

•
Enterprise segment revenue decreased $6.4 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Professional services and hosting revenue decreased $5.2 million and product and licensing revenue decreased $1.6 million. These decreases were driven by lower sales related to our on-premise offerings.

•
Imaging segment revenue increased $3.5 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily driven by acquisition related revenues of $8.9 million, offset by declines in our desktop product sales of $2.7 million.

Six months ended March 31, 2015

•
Healthcare segment revenue decreased $4.7 million for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014. Product and licensing revenue decreased $13.6 million driven by lower revenue from our clinical documentation solutions. Professional services and hosting revenue increased $3.9 million primarily driven by an increase of $5.2 million in professional services from our Clintegrity solutions, offset by a $1.3 million decrease in hosting revenue as we continue to experience some erosion in our transcription on-demand services. Maintenance and support revenue increased $5.0 million.

•
Mobile and Consumer segment revenue increased $4.3 million for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014. Product and licensing revenue increased $3.2 million driven by a $27.4 million increase in automotive license sales, offset by a $13.3 million decrease in mobile handset license sales as the handset market continues to consolidate and a $9.0 million decrease in Dragon desktop consumer products sales.

•
Enterprise segment revenue decreased $7.8 million for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014. The decrease was driven by our on-premise business which has been challenged by customers' growing preference for on-demand implementation. The decrease was offset by a $3.1 million increase in on-demand revenue led by our multi-channel solutions.

•
Imaging segment revenue increased $5.3 million for the six months ended March 31, 2015, as compared to the six months ended March 31, 2014, primarily driven by acquisition, offset by declines in our desktop product sales of $3.3 million.

Segment Profit
Three months ended March 31, 2015

•
Healthcare segment profit for the three months ended March 31, 2015 decreased 12.8% from the same period last year, primarily driven by lower revenue. Segment profit margin decreased 3.7 percentage points, from 38.6% for the same period last year to 34.9% during the current period. The decrease in segment profit margin was primarily driven by a decrease of 2.2 percentage points due to lower segment gross margins as a result of lower product and licensing revenue. In addition, segment profit margin decreased 1.1 percentage points due to continued investments in research and development to support innovation and new product launches.

•
Mobile and Consumer segment profit for the three months ended March 31, 2015 increased 102.4% from the same period last year, primarily driven by increased revenues together with reductions in expenses. Segment profit margin increased 13.4 percentage points, from 15.6% for the same period last year to 29.0% during the current period. The increase in segment profit margin was primarily driven by a 5.1 percentage point improvement in segment margins related to lower sales and marketing expenses, a 5.0 percentage point improvement in gross margin driven by higher product and licensing revenue, and a 3.4 percentage point improvement in research and development spending.

•
Enterprise segment profit for the three months ended March 31, 2015 increased 6.0% from the same period last year, driven by lower operating expenses, offset by lower gross profit. Segment profit margin increased 2.9 percentage points, from 20.3% for the same period last year to 23.2% in the current period. The increase in segment profit margin was driven by a 1.4 percentage point improvement in segment gross margin, a 0.8 percentage point improvement due to lower research and development spending and a 0.7 percentage point improvement driven by lower sales and marketing costs.

•
Imaging segment profit for the three months ended March 31, 2015 increased 6.8% from the same period last year driven by the increased sales. Segment profit margin increased 0.1 percentage points, from 37.0% for the same period last year to 37.1% in the current period. The increase in segment profit margin was driven by an improvement of 1.2 percentage points due to lower research and development spending offset by a 1.3 percentage point decrease in profit margin due to higher selling costs.

Six months ended March 31, 2015

•
Healthcare segment profit for the six months ended March 31, 2015 decreased 6.9% from the same period last year, primarily driven by lower gross profit and increased investments in research and development. Segment profit margin decreased 2.2 percentage points, from 36.6% for the same period last year to 34.4% during the current period. The decrease in segment profit margin was primarily driven by a decrease of 1.1 percentage points due to continue investments in research and development to support innovation and new product launches. In addition, segment gross margin decreased 1.0 percentage points due to lower product and licensing revenue.

•
Mobile and Consumer segment profit for the six months ended March 31, 2015 increased 58.0% from the same period last year, primarily driven by lower sales and marketing spending together with higher gross profit driven by increased revenues for the period. Segment profit margin increased 7.2 percentage points, from 13.1% for the same period last year to 20.3% during the current period. The increase in segment profit margin was primarily driven by a 6.4 percentage point improvement in segment margins related to lower sales and marketing spend, together with a 1.1 percentage point improvement in segment gross margin.

•
Enterprise segment profit for the six months ended March 31, 2015 increased 8.1% from the same period last year, driven by lower marketing and selling expenses. Segment profit margin increased 2.9 percentage points, from 22.4% for the same period last year to 25.3% in the current period. The increase in segment profit margin was driven by a 1.5 percentage point increase in segment gross margin and an improvement of 1.0 percentage points due to lower sales and marketing costs.

•
Imaging segment profit for the six months ended March 31, 2015 decreased 3.2% from the same period last year. Segment profit margin decreased 2.9 percentage points, from 38.0% for the same period last year to of 35.1% during the current period. The decrease in segment profit and segment margin was due to higher sales and marketing spending.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and marketable securities totaled $566.9 million as of March 31, 2015, a decrease of $21.3 million as compared to $588.2 million as of September 30, 2014. Our working capital was $484.9 million as of March 31, 2015, as compared to $522.5 million as of September 30, 2014. Cash and cash equivalents and marketable securities held by our international operations totaled $156.1 million and $71.5 million at March 31, 2015 and September 30, 2014, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the resulting taxes payable would have a material impact on our liquidity. As of March 31, 2015, our total accumulated deficit was $631.4 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions, and believe our current cash and cash equivalents and marketable securities on-hand are sufficient to meet our operating needs for at least the next twelve months.
Subsequent to March 31, 2015, we made an immaterial acquisition in our Mobile and Consumer segment for total cash outlay of approximately $48.9 million.
Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended March 31, 2015 was $215.6 million, an increase of $50.4 million, as compared to cash provided by operating activities of $165.2 million for the six months ended March 31, 2014. The net increase was primarily driven by the following factors:

•	An increase in cash flows of $25.8 million resulting from lower net loss, exclusive of non-cash adjustment items;

•
An increase in cash flows of $21.4 million from an overall increase in deferred revenue. The increase in deferred revenue was primarily attributable to continued growth in new mobile on-demand service offerings where a portion of the fees are collected upfront, and recognized as revenue over the life of the contract; and

•	An increase in cash flows of $3.2 million generated by changes in working capital excluding deferred revenue.
Cash Used in Investing Activities
Cash used in investing activities for the six months ended March 31, 2015 was $130.8 million, a decrease of $19.3 million, as compared to cash used in investing activities of $150.1 million for the six months ended March 31, 2014. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $103.6 million for business and technology acquisitions resulting from our strategy to slow the pace and reduce the size of acquisitions; and

•	Offset by an increase in cash outflows of $79.8 million from purchases of marketable securities.
Cash Used in Financing Activities
Cash used in financing activities for the six months ended March 31, 2015 was $151.9 million, an increase of $97.0 million, as compared to cash used in financing activities of $54.9 million for the six months ended March 31, 2014. The net increase was primarily driven by the following factors:

•
An increase in cash outflows of $83.4 million related to our share repurchase program announced in April 2013. During the six months ended March 31, 2015, we repurchased 8.6 million shares of our common stock for total cash outflows of $109.8 million; and

•
An increase in cash outflows of $15.9 million as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting activities during the six months ended March 31, 2015 as compared to the same period in the prior year, including the impact of the lower bonus and performance-based award vesting in fiscal 2014 as a result of weaker than planned operating results in fiscal 2013.

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
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $690 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2015, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the principal amount in cash prior to the maturity date.
Credit Facility
The Credit Facility includes a term loan and a $75 million revolving credit line, including letters of credit. The term loans mature on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of March 31, 2015, there were $5.4 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at March 31, 2015 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75% (a)	1.50% - 1.75% (a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At March 31, 2015, the applicable margin for the term loans was 2.75%, with an effective rate of 2.93%, on the outstanding balance of $475.0 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our leverage ratio. As of March 31, 2015, the commitment fee rate was 0.375%.
The Credit Facility contains covenants including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2015, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of March 31, 2015, we were in compliance with the requirements of our other long-term debt.
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
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500 million of our outstanding shares of common stock. Approximately $168.9 million remained available for share repurchases as of March 31, 2015 pursuant to this repurchase program. We repurchased 8.557 million shares for $120.3 million during the six months ended March 31, 2015. Since the commencement of the program, we have repurchased 20.0 million shares for $331.1 million. On April 29, 2015, our Board of Directors approved an additional $500 million under our share repurchase program. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
Off-Balance Sheet Arrangements, Contractual Obligations
Contingent Liabilities and Commitments
In connection with certain acquisitions, we may be required to make up to $16.0 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $14.6 million, are recorded as compensation expense over the applicable employment period.
Off-Balance Sheet Arrangements
Through March 31, 2015, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2015 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The outstanding contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $141.4 million at March 31, 2015. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, marketable securities and the outstanding debt under the Credit Facility.
At March 31, 2015, we held approximately $566.9 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $3.8 million per annum, based on the March 31, 2015 reported balances of our investment accounts.
At March 31, 2015, our total outstanding debt balance exposed to variable interest rates was $475.0 million. A hypothetical change in market rates would have an impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding variable rate debt would increase $4.8 million per annum.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of March 31, 2015, we have security price guarantees outstanding for approximately 0.3 million shares of our common stock. A 10% change in our stock price during the next six months would not have a material impact on our statements of operations or cash flows.
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

Our debentures trade in the financial markets, and the fair value at March 31, 2015 was $687.7 million for the 2031 Debentures, based on an average of the bid and ask prices for the issuances on that day. This compares to conversion values on March 31, 2015 of approximately $306.6 million. A 10% increase in the stock price over the March 31, 2015 closing price of $14.35 would have an estimated $4.7 million increase to the fair value and a $30.7 million increase to the conversion value of the debentures.

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
We reported net losses of $150.3 million and $115.2 million in fiscal 2014 and 2013, respectively, and net income of $207.1 million for the fiscal year 2012, and have a total accumulated deficit of $631.4 million as of March 31, 2015. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
The agreement governing our senior credit facility contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:

•	incur additional debt or issue guarantees;

•	create liens;

•	make certain investments;

•	enter into transactions with our affiliates;

•	sell certain assets;

•	repurchase capital stock or make other restricted payments;

•	declare or pay dividends or make other distributions to stockholders; and

•	merge or consolidate with any entity.

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
We have a significant amount of debt. As of March 31, 2015, we had a total of $2,215.0 million face value of debt outstanding, $475.0 million in term loans due in August 2019, $1,050.0 million of senior notes due in 2020 and $690.0 million in convertible debentures. Investors may require us to redeem the 2031 Debentures, totaling $690.0 million in aggregate principal amount in November 2017, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through August 2018. As of March 31, 2015, there were $5.4 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
In addition, approximately $475.0 million of our debt outstanding as of March 31, 2015 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2015, we had identified intangible assets of approximately $0.9 billion, net of accumulated amortization, and goodwill of approximately $3.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
As of March 31, 2015, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. (collectively, the “Icahn Group”), beneficially owned approximately 19% of the outstanding shares of our common stock. Brett Icahn and David Schechter of the Icahn Group have been appointed as directors of the Company. Because of its large holdings of our capital stock relative to other stockholders, the Icahn Group has a strong influence over matters requiring approval by our stockholders.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended March 31, 2015 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2015 - January 31, 2015	—	$—	—	$289,177
February 1, 2015 - February 28, 2015	3,082	$14.11	3,082	$245,682
March 1, 2015 - March 31, 2015	5,475	$14.03	5,475	$168,874
Total	8,557		8,557
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 8, 2015.

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
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X