Form 10-Q
period 2015-06-30
Nuance Communications, Inc.
filed 2015-08-07
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of July 31, 2015 was 309,792,980.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$162,806	$168,224	$506,945	$521,480
Professional services and hosting	234,253	231,698	684,927	677,359
Maintenance and support	80,880	75,582	235,145	222,298
Total revenues	477,939	475,504	1,427,017	1,421,137
Cost of revenues:
Product and licensing	21,276	23,934	68,498	74,598
Professional services and hosting	153,924	163,587	462,188	475,604
Maintenance and support	13,715	13,566	41,151	38,533
Amortization of intangible assets	15,776	15,006	46,538	45,542
Total cost of revenues	204,691	216,093	618,375	634,277
Gross profit	273,248	259,411	808,642	786,860
Operating expenses:
Research and development	79,050	87,137	236,393	252,188
Sales and marketing	99,285	99,783	303,789	316,969
General and administrative	40,977	43,732	137,278	131,890
Amortization of intangible assets	26,371	27,287	78,526	81,330
Acquisition-related costs, net	2,423	9,110	13,702	18,710
Restructuring and other charges, net	10,808	8,622	12,703	17,178
Total operating expenses	258,914	275,671	782,391	818,265
Income (loss) from operations	14,334	(16,260)	26,251	(31,405)
Other income (expense):
Interest income	670	535	1,859	1,728
Interest expense	(29,486)	(31,926)	(89,417)	(99,872)
Other (expense) income, net	(18,375)	363	(19,270)	(3,007)
Loss before income taxes	(32,857)	(47,288)	(80,577)	(132,556)
Provision for income taxes	6,533	6,959	23,406	16,331
Net loss	$(39,390)	$(54,247)	$(103,983)	$(148,887)
Net loss per share:
Basic	$(0.13)	$(0.17)	$(0.33)	$(0.47)
Diluted	$(0.13)	$(0.17)	$(0.33)	$(0.47)
Weighted average common shares outstanding:
Basic	312,680	317,610	319,415	316,334
Diluted	312,680	317,610	319,415	316,334
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands)
Net loss	$(39,390)	$(54,247)	$(103,983)	$(148,887)
Other comprehensive income (loss):
Foreign currency translation adjustment	17,007	9,693	(60,733)	15,170
Pension adjustments	245	520	(489)	520
Unrealized (loss) gain on marketable securities	(22)	—	7	—
Total other comprehensive income (loss), net	17,230	10,213	(61,215)	15,690
Comprehensive loss	$(22,160)	$(44,034)	$(165,198)	$(133,197)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$397,116	$547,230
Marketable securities	54,697	40,974
Accounts receivable, less allowances for doubtful accounts of $8,067 and $11,491	365,661	428,266
Prepaid expenses and other current assets	87,424	92,040
Deferred tax assets	61,323	55,990
Total current assets	966,221	1,164,500
Marketable securities	36,876	—
Land, building and equipment, net	191,814	191,411
Goodwill	3,392,844	3,410,893
Intangible assets, net	847,205	915,483
Other assets	154,061	137,997
Total assets	$5,589,021	$5,820,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,834	$4,834
Contingent and deferred acquisition payments	21,929	35,911
Accounts payable	42,771	61,760
Accrued expenses and other current liabilities	203,547	241,279
Deferred revenue	327,736	298,225
Total current liabilities	600,817	642,009
Long-term debt	2,113,741	2,127,392
Deferred revenue, net of current portion	319,895	249,879
Deferred tax liabilities	170,087	156,235
Other liabilities	57,221	62,777
Total liabilities	3,261,761	3,238,292

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value; 560,000 shares authorized; 314,691 and 324,621 shares issued and 310,940 and 320,870 shares outstanding, respectively	315	325
Additional paid-in capital	3,144,108	3,153,033
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(85,230)	(24,015)
Accumulated deficit	(715,145)	(530,563)
Total stockholders’ equity	2,327,260	2,581,992
Total liabilities and stockholders’ equity	$5,589,021	$5,820,284
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2015	2014
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(103,983)	$(148,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	171,892	165,280
Stock-based compensation	119,972	147,541
Non-cash interest expense	22,078	28,187
Loss on extinguishment of debt	17,714	—
Deferred tax provision	7,529	2,351
Other	5,641	(4,294)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	50,990	(4,706)
Prepaid expenses and other assets	(14,709)	(9,453)
Accounts payable	(14,647)	(25,003)
Accrued expenses and other liabilities	(43,167)	3,634
Deferred revenue	116,660	107,563
Net cash provided by operating activities	335,970	262,213
Cash flows from investing activities:
Capital expenditures	(48,159)	(41,359)
Payments for business and technology acquisitions, net of cash acquired	(82,034)	(136,183)
Purchases of marketable securities and other investments	(114,765)	(19,613)
Proceeds from sales and maturities of marketable securities and other investments	49,481	32,851
Net cash used in investing activities	(195,477)	(164,304)
Cash flows from financing activities:
Payments of debt	(259,843)	(3,855)
Proceeds from issuance of convertible debt, net of issuance costs	256,212	—
Payments for repurchase of common stock	(238,203)	(26,483)
Payments for settlement of share-based derivatives	(340)	(5,286)
Payments of other long-term liabilities	(2,383)	(2,216)
Proceeds from issuance of common stock from employee stock plans	12,335	13,525
Cash used to net share settle employee equity awards	(53,273)	(35,318)
Net cash used in financing activities	(285,495)	(59,633)
Effects of exchange rate changes on cash and cash equivalents	(5,112)	542
Net (decrease) increase in cash and cash equivalents	(150,114)	38,818
Cash and cash equivalents at beginning of period	547,230	808,118
Cash and cash equivalents at end of period	$397,116	$846,936
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
The consolidated financial statements include the accounts of Nuance Communications, Inc. (“Nuance”, “we”, or “the Company”) and our wholly-owned subsidiaries. We prepared these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements reflect all adjustments that, in our opinion, are necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in our latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The results of operations for the nine months ended June 30, 2015 and June 30, 2014, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
We have evaluated subsequent events through the date of the issuance of these condensed consolidated financial statements.

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
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on our condensed consolidated financial position, results of operations and cash flows or do not apply to our operations.
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The amendments in the ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for us in the first quarter of fiscal year 2017, with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis to each individual period presented. Upon implementation, the change in reporting debt issuance costs will require us to reclassify our deferred financing costs from an asset to a reduction of the reported debt balance. ASU 2015-03 will reduce our assets and liabilities but will have no impact on our shareholders' equity, results of operations or cash flows.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis” ("ASU 2015-02"). The amendments in ASU 2015-02 provide guidance on evaluating whether a company should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for us in the first quarter of fiscal year 2017 with early adoption permitted. We do not believe that ASU 2015-02 will have a material impact on our consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), to provide guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in the first quarter of fiscal year 2017, with early adoption permitted. We do not believe that ASU 2014-15 will have a material impact on our consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, "Compensation - Stock Compensation," as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal year 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are currently evaluating the impact of our pending adoption on ASU 2014-12 on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal year 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We are currently evaluating the impact of our pending adoption of ASU 2014-08 on our consolidated financial statements.

3.	Business Acquisitions
During fiscal year 2015, we acquired several immaterial businesses in our Mobile and Consumer and Healthcare segments for total initial cash consideration of $47.9 million together with future contingent payments. The future contingent payments may require us to make payments up to $19.9 million as additional consideration contingent upon the achievement of specified objectives, which at closing had an estimated fair value of $16.1 million. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, we recorded $22.6 million of goodwill and $35.8 million of identifiable intangibles assets. Intangible assets acquired included customer relationships and core and completed technology with weighted average useful lives of 6.6 years. The most significant of these acquisitions are treated as asset purchases, and the goodwill resulting from these acquisitions is expected to be deductible for tax purposes.
We have not furnished pro forma financial information related to our current year acquisitions because such information is not material, individually or in the aggregate, to our financial results.
During fiscal year 2014, we acquired several immaterial businesses in our Imaging, Healthcare and Enterprise segments for total initial cash consideration of $258.3 million together with future contingent payments. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, we recorded $139.4 million of goodwill and $134.5 million of identifiable intangibles assets. Intangible assets acquired included customer relationships and core and completed technology with weighted average useful lives of 10.2 years. The most significant of these acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.
The fair value estimates for the assets acquired and liabilities assumed for acquisitions completed during fiscal years 2015 and 2014 were based upon preliminary calculations and valuations, and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain assets and liabilities acquired. There were no significant changes to the fair value estimates during the current year.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Transition and integration costs	$2,923	$5,612	$9,160	$14,041
Professional service fees	1,431	3,363	7,117	9,101
Acquisition-related adjustments	(1,931)	135	(2,575)	(4,432)
Total	$2,423	$9,110	$13,702	$18,710
Included in acquisition-related adjustments for the nine months ended June 30, 2014, is income of $7.7 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal year 2008, following the expiration of the applicable statute of limitations.

4.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the nine months ended June 30, 2015, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2014	$3,410,893	$915,483
Acquisitions	22,552	65,622
Dispositions	—	(2,806)
Purchase accounting adjustments	(1,237)	(554)
Amortization	—	(125,064)
Effect of foreign currency translation	(39,364)	(5,476)
Balance at June 30, 2015	$3,392,844	$847,205
In October 2014, we realigned certain of our product offerings among reporting units. We have reallocated goodwill among the affected reporting units, based on their relative fair value. We reallocated $29.9 million of goodwill from our Dragon Consumer reporting unit into our Mobile reporting unit, and reallocated $10.5 million of goodwill from our Mobile reporting unit to our Enterprise reporting unit. As a result of this change, we determined that we had a triggering event requiring us to perform an impairment test on our Dragon Consumer ("DNS"), Mobile, and Enterprise reporting units. We completed our impairment test during the first quarter of fiscal year 2015, and the fair value of the reorganized reporting units substantially exceeded their carrying values.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At June 30, 2015 and September 30, 2014, we had outstanding contracts with a total notional value of $161.9 million and $283.1 million, respectively.
We have not designated these forward contracts as hedging instruments pursuant to the authoritative guidance for derivatives and hedging, and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with the unrealized gains and losses recognized immediately in earnings as other (expense) income, net in our consolidated statements of operations. The cash flows related to the settlement of these contracts are included in cash flows from investing activities within our condensed consolidated statement of cash flows.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in other (expense) income, net in our consolidated statements of operations. We have no outstanding shares subject to security price guarantees at June 30, 2015.

The following table provides a quantitative summary of the fair value of our derivative instruments as of June 30, 2015 and September 30, 2014 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		June 30, 2015	September 30, 2014
Foreign currency contracts	Accrued expenses and other current liabilities	$(550)	$(272)
Security Price Guarantees	Accrued expenses and other current liabilities	—	(135)
Net fair value of non-hedge derivative instruments		$(550)	$(407)
The following tables summarize the activity of derivative instruments for the three and nine months ended June 30, 2015 and 2014 (dollars in thousands):

		Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2015	2014	2015	2014
Foreign currency contracts	Other income (expense), net	$3,078	$2,965	$(16,019)	$9,338
Security price guarantees	Other income (expense), net	$334	$650	$(204)	$(3,572)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of our long-term debt approximated $2,243.4 million (face value $2,221.4 million) and $2,179.2 million (face value $2,217.4 million) at June 30, 2015 and September 30, 2014, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt issues will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the term loan portion of our Credit Facility, and the Convertible Debentures are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at June 30, 2015 or September 30, 2014.
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
The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs based on the best information available, including management’s estimates and assumptions.
Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and September 30, 2014 consisted of (dollars in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$245,742	$—	$—	$245,742
US government agency securities(a)	1,000	—	—	1,000
Time deposits(b)	—	57,378	—	57,378
Commercial paper, $3,784 at cost(b)	—	3,788	—	3,788
Corporate notes and bonds, $46,139 at cost(b)	—	46,142	—	46,142
Total assets at fair value	$246,742	$107,308	$—	$354,050
Liabilities:
Foreign currency exchange contracts(b)	$—	$(550)	$—	$(550)
Contingent acquisition payments(d)	—	—	(20,187)	(20,187)
Total liabilities at fair value	$—	$(550)	$(20,187)	$(20,737)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$407,749	$—	$—	$407,749
US government agency securities(a)	1,000	—	—	1,000
Time deposits(b)	—	46,604	—	46,604
Total assets at fair value	$408,749	$46,604	$—	$455,353
Liabilities:
Foreign currency exchange contracts(b)	$—	$(272)	$—	$(272)
Security price guarantees(c)	—	(135)	—	(135)
Contingent acquisition payments(d)	—	—	(6,864)	(6,864)
Total liabilities at fair value	$—	$(407)	$(6,864)	$(7,271)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

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

Time deposits are generally for terms of one year or less. The commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 1.56 years.
The changes in the fair value of contingent acquisition payment liabilities are as follows (dollars in thousands):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2015	2015
Balance at beginning of period	$3,931	$6,864
Earn-out liabilities established at time of acquisition	15,997	16,082
Payments upon settlement	(174)	(3,112)
Adjustments to fair value included in acquisition-related costs, net	433	353
Balance at end of period	$20,187	$20,187
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
Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2016. As of June 30, 2015, we could be required to pay up to $36.0 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from future product sales and the risk adjusted discount rate for the fair value measurement.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2015	September 30, 2014
Compensation	$107,547	$146,730
Cost of revenue related liabilities	25,331	22,340
Accrued interest payable	23,435	15,092
Professional fees	9,307	10,852
Sales and marketing incentives	7,847	10,188
Sales and other taxes payable	6,024	9,367
Acquisition costs and liabilities	5,505	9,307
Facilities related liabilities	5,514	5,720
Liability for unsettled share repurchases	4,463	—
Other	8,574	11,683
Total	$203,547	$241,279

8.	Deferred Revenue
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
Deferred revenue consisted of the following (dollars in thousands):

	June 30, 2015	September 30, 2014
Current liabilities:
Deferred maintenance revenue	$153,941	$140,737
Unearned revenue	173,795	157,488
Total current deferred revenue	$327,736	$298,225
Long-term liabilities:
Deferred maintenance revenue	$61,505	$60,398
Unearned revenue	258,390	189,481
Total long-term deferred revenue	$319,895	$249,879

9.	Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for excess facility space and other contract termination costs. Other charges may include gains or losses on non-controlling strategic equity interests, litigation contingency reserves and gains or losses on the sale or disposition of certain non-strategic assets or product lines.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth accrual activity relating to restructuring reserve for the nine months ended June 30, 2015 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2014	$3,258	$1,468	$4,726
Restructuring charges, net	8,461	920	9,381
Cash payments	(9,339)	(1,622)	(10,961)
Balance at June 30, 2015	$2,380	$766	$3,146
Restructuring and other charges, net by segment are as follows (dollars in thousands):

	Three Months Ended June 30,
	2015					2014
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$659	$634	$1,293	$—	$1,293	$1,811	$11	$1,822	$78	$1,900
Mobile and Consumer	3,253	30	3,283	3,322	6,605	1,115	622	1,737	—	1,737
Enterprise	674	—	674	—	674	4,014	—	4,014	—	4,014
Imaging	568	—	568	—	568	309	107	416	—	416
Corporate	1,668	—	1,668	—	1,668	555	—	555	—	555
Total	$6,822	$664	$7,486	$3,322	$10,808	$7,804	$740	$8,544	$78	$8,622

	Nine Months Ended June 30,
	2015					2014
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$450	$634	$1,084	$—	$1,084	$2,211	$11	$2,222	$78	$2,300
Mobile and Consumer	3,140	(142)	2,998	3,322	6,320	1,305	622	1,927	—	1,927
Enterprise	963	95	1,058	—	1,058	5,759	—	5,759	—	5,759
Imaging	2,047	333	2,380	—	2,380	440	107	547	—	547
Corporate	1,861	—	1,861	—	1,861	1,182	2,463	3,645	3,000	6,645
Total	$8,461	$920	$9,381	$3,322	$12,703	$10,897	$3,203	$14,100	$3,078	$17,178
During May 2015, our management approved a restructuring plan, as part of our initiatives to reduce costs and optimize processes, under which we reduced headcount by approximately 200 employees and closed certain excess facility space resulting in a charge of $7.5 million for the three months ended June 30, 2015. We expect that the remaining severance payments of $2.4 million will be substantially paid by the end of fiscal year 2015.
In addition, during the three months ended June 30, 2015, we have recorded certain other charges that totaled $3.3 million for the impairment of certain long-lived assets as a result of our strategic realignment of our product portfolio.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt and Credit Facilities
At June 30, 2015 and September 30, 2014, we had the following borrowing obligations (dollars in thousands):

	June 30, 2015	September 30, 2014
5.375% Senior Notes due 2020, net of unamortized premium of $4.0 million and $4.6 million, respectively. Effective interest rate 5.28%.	$1,054,014	$1,054,601
2.75% Convertible Debentures due 2031, net of unamortized discount of $43.4 million and $88.8 million, respectively. Effective interest rate 7.43%.	390,400	601,226
1.50% Convertible Debentures due 2035, net of unamortized discount of $62.7 million at June 30, 2015. Effective interest rate 5.50%.	201,237	—
Credit Facility, net of unamortized original issue discount of $0.8 million and $1.0 million respectively.	472,924	476,399
Total long-term debt	$2,118,575	$2,132,226
Less: current portion	4,834	4,834
Non-current portion of long-term debt	$2,113,741	$2,127,392
1.50% Convertible Debentures due in 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”). Total proceeds, net of debt issuance costs, were $253.5 million. The 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears, beginning on November 1, 2015. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on November 1, 2021, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 2035 Debentures on November 1, 2021, 2026, or 2031. The 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2035 Debentures. The 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital. The aggregate debt discount of $63.0 million is being amortized to interest expense using the effective interest rate method through November 2021. As of June 30, 2015, the ending unamortized deferred debt issuance costs were $2.2 million.
If converted, the principal amount of the 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $23.26 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to May 1, 2035, on any date during any fiscal quarter beginning after September 30, 2015 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2035 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2035. Additionally, we may redeem the 2035 Debentures, in whole or in part, on or after November 5, 2021 for cash at a price equal to 100% of the principal amount of the 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2035 Debentures held by such holder on November 1, 2021, November 1, 2026, or November 1, 2031 at par plus accrued and unpaid interest. Upon repurchase, we will pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election,

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the exception that we may not elect to pay cash in lieu of more than 80% of the number of our common shares we would be obligated to deliver. If we undergo a fundamental change (as described in the indenture for the 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2015, none of the conversion criteria were met for the 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due in 2031
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our new 2035 Debentures. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs, and $17.7 million was recorded in other (expense) income, net. Following the closings of the exchange, $433.8 million in aggregate principal amount of our 2031 Debentures remain outstanding. As of June 30, 2015 and September 30, 2014 the ending unamortized deferred debt issuance costs were $2.6 million and $5.5 million, respectively. As of June 30, 2015 and September 30, 2014, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Credit Facility
The Credit Facility includes a term loan and a $75.0 million revolving credit line, including letters of credit. The term loans mature on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of June 30, 2015, there were $5.7 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under the terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at June 30, 2015 is as follows:

Description	Base Rate Margin		LIBOR Margin
Term loans maturing August 2019	1.75%		2.75%
Revolving facility due August 2018	0.50% - 0.75%	(a)	1.50% - 1.75%	(a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At June 30, 2015, the applicable margin for the term loans was 2.75%, with an effective rate of 2.94%, on the outstanding balance of $473.8 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our net leverage ratio. As of June 30, 2015, the commitment fee rate was 0.375%.
The Credit Facility contains covenants including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2015, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of June 30, 2015, we were in compliance with the requirements of our other long-term debt.
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
The Credit Facility includes a provision for an annual excess cash flow sweep, as defined in the agreement, payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. No excess cash flow sweep was required in the first quarter of fiscal year 2015 as no excess cash flow, as defined in the agreement, was generated in fiscal year 2014. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.

11.	Stockholders' Equity
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 16.5 million shares for $242.7 million during the nine months ended June 30, 2015. Since the commencement of the program, we have repurchased 27.9 million shares for $453.5 million. Approximately $546.5 million remained available for share repurchases as of June 30, 2015 pursuant to our share repurchase program. Under the terms of the share repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.

12.	Net Loss Per Share
Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 10.0 million and 12.1 million shares for the three months ended June 30, 2015 and 2014, respectively, and 10.4 million and 12.1 million shares for the nine months ended June 30, 2015 and 2014, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

13.	Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Cost of product and licensing	$148	$238	$331	$1,200
Cost of professional services and hosting	7,833	10,528	20,185	24,346
Cost of maintenance and support	1,002	1,290	2,576	2,480
Research and development	9,210	12,960	26,387	33,703
Selling and marketing	11,760	13,656	32,176	39,110
General and administrative	11,748	16,710	38,317	46,702
Total	$41,701	$55,382	$119,972	$147,541

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The table below summarizes activity relating to stock options for the nine months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2014	3,723,342	$13.46
Exercised	(327,844)	$10.33
Forfeited	(892)	$20.04
Expired	(30,976)	$19.30
Outstanding at June 30, 2015	3,363,630	$13.71	1.5 years	$12.9	million
Exercisable at June 30, 2015	3,362,385	$13.71	1.5 years	$12.9	million
Exercisable at June 30, 2014	3,749,438	$13.45	2.5 years	$20.0	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market value of our common stock on June 30, 2015 ($17.51) and the exercise price of the underlying options.

The weighted-average intrinsic value of stock options exercised during the nine months ended June 30, 2015 and 2014 was $2.1 million and $3.1 million, respectively.

Restricted Units
Restricted units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activity relating to restricted units for the nine months ended June 30, 2015:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2014	5,726,385	8,349,107
Granted	1,771,610	7,375,369
Earned/released	(1,891,051)	(6,493,760)
Forfeited	(646,222)	(552,253)
Outstanding at June 30, 2015	4,960,722	8,678,463
Weighted average remaining recognition period of outstanding restricted units	1.4 years	1.7 years
Unearned stock-based compensation expense of outstanding restricted units	$65.2 million	$94.5 million
Aggregate intrinsic value of outstanding restricted units(a)	$86.9 million	$152.0 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market value of our common stock on June 30, 2015 ($17.51) and the purchase price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all restricted units vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2015	2014
Weighted-average grant-date fair value per share	$15.36	$15.39
Total intrinsic value of shares vested (in millions)	$125.1	$82.7

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards
Restricted stock awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to restricted stock awards for the nine months ended June 30, 2015:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2014	750,000	$21.28
Vested	(250,000)	$25.80
Outstanding at June 30, 2015	500,000	$19.01
Weighted average remaining recognition period of outstanding restricted stock awards	0.3 years
Unearned stock-based compensation expense of outstanding restricted stock awards	$2.2 million
Aggregate intrinsic value of outstanding restricted stock awards	$8.8 million
A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all restricted stock awards vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2015	2014
Weighted-average grant-date fair value per share	$—	$15.71
Total intrinsic value of shares vested (in millions)	$3.9	$3.9

14.	Income Taxes
The components of loss before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Domestic	$(65,222)	$(51,233)	$(166,157)	$(172,860)
Foreign	32,365	3,945	85,580	40,304
Loss before income taxes	$(32,857)	$(47,288)	$(80,577)	$(132,556)
The components of provision from income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Domestic	$1,728	$4,710	$11,414	$8,505
Foreign	4,805	2,249	11,992	7,826
Provision for income taxes	$6,533	$6,959	$23,406	$16,331
Effective tax rate	(19.9)%	(14.7)%	(29.0)%	(12.3)%

The effective income tax rate was (19.9)% and (29.0)% for the three and nine months ended June 30, 2015, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the U.S. that require an additional valuation allowance that provide no benefit to the provision and our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland. In addition, the three and nine months ended June 30, 2015 also include $3.5 million and $10.6 million, respectively, of deferred tax expense related to tax deductible goodwill in the U.S., offset by the release of $2.1 million in reserves for the settlement of a state tax audit during the three months ended June 30, 2015.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2015 and September 30, 2014, we had gross tax effected unrecognized tax benefits of $21.9 million and $21.2 million, respectively, and is included in other long term liabilities. If these benefits were recognized, they would favorably impact the effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

15.	Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. We have estimated the amount of probable losses that may result from all currently pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial position or results of operations and no additional material losses related to these pending matters are reasonably possible. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our results of operations or financial position. However, each of these matters is subject to uncertainties, the actual losses may prove to be larger or smaller than the accruals reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our financial position, results of operations or cash flows.
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
We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile and Consumer, Enterprise, and Imaging. Segment profit is an important measure used for evaluating performance and for decision-making purposes and reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. Segment profit represents income from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other income (expense), net and certain unallocated corporate expenses.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment; consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment revenues(a):
Healthcare	$236,855	$240,099	$696,439	$704,382
Mobile and Consumer	108,577	106,978	332,614	326,690
Enterprise	86,966	87,286	260,911	269,020
Imaging	56,258	52,451	175,785	166,740
Total segment revenues	488,656	486,814	1,465,749	1,466,832
Acquisition-related revenues	(10,717)	(11,310)	(38,732)	(45,695)
Total consolidated revenues	477,939	475,504	1,427,017	1,421,137
Segment profit:
Healthcare	81,846	84,916	239,966	254,853
Mobile and Consumer	26,959	19,677	72,468	48,507
Enterprise	24,895	18,346	68,909	59,019
Imaging	21,762	16,887	63,770	60,271
Total segment profit	155,462	139,826	445,113	422,650
Corporate expenses and other, net	(31,226)	(25,292)	(102,344)	(86,624)
Acquisition-related revenues and cost of revenues adjustment	(10,198)	(10,450)	(36,576)	(42,319)
Stock-based compensation	(41,701)	(55,382)	(119,972)	(147,541)
Amortization of intangible assets	(42,147)	(42,293)	(125,064)	(126,872)
Acquisition-related costs, net	(2,423)	(9,110)	(13,702)	(18,710)
Restructuring and other charges, net	(10,808)	(8,622)	(12,703)	(17,178)
Costs associated with IP collaboration agreements	(2,625)	(4,937)	(8,501)	(14,811)
Other expense, net	(47,191)	(31,028)	(106,828)	(101,151)
Loss before income taxes	$(32,857)	$(47,288)	$(80,577)	$(132,556)

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that will not be fully recognized in accordance with authoritative guidance for the purchase accounting of business combinations. Segment revenues also include revenue that the business would have otherwise recognized had we not acquired intellectual property and other assets from the same customer. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

There were no countries outside of the United States that provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$352,033	$350,363	$1,052,155	$1,040,135
International	125,906	125,141	374,862	381,002
Total revenues	$477,939	$475,504	$1,427,017	$1,421,137

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings” and “Risk Factors,” under Items 1 and 1A, respectively, of Part II of this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

•	our future bookings, revenues, cost of revenues, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;

•	our strategy relating to our segments;

•	our transformation program to reduce costs and optimize processes;

•	market trends;

•	technological advancements;

•	the potential of future product releases;

•	our product development plans and the timing, amount and impact of investments in research and development;

•	future acquisitions, and anticipated benefits from acquisitions;

•	international operations and localized versions of our products; and

•	the conduct, timing and outcome of legal proceedings and litigation matters.
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

•
Healthcare.  Trends in our healthcare business include continuing customer preference for hosted solutions and other time-based licenses and increasing interest in the use of mobile devices to access healthcare systems and records. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products, as well as transactions which involve the sale of multiple solutions, such as both hosted transcription services and Dragon Medical licenses. Although the volume processed in our hosted transcription services has steadily increased due to the expanding customer base, we have experienced some erosion in lines processed when customers adopt electronic medical record ("EMR") systems and when in some cases customers use our licensed Dragon Medical product to support input into the EMR. We believe an important trend in the healthcare market is the desire to improve efficiency in the coding and revenue cycle management process. Our solutions reduce costs by increasing automation of this important workflow, and also enable hospitals to improve documentation used to support billings. In addition to improved efficiency, there is an impending change in the industry coding standard from ICD-9 to ICD-10, which will significantly increase the number of possible codes, and therefore, increase the complexity of this process, which in turn reinforces our customers' desire for improved efficiency. We are investing to expand our product set to address the various healthcare opportunities, including deeper integration with our clinical documentation solutions, as well as expand our international capabilities, and reduce our time from contract signing to initiation of billable services.

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

•
Enterprise.  Trends in our enterprise business include increasing interest in the use of mobile applications and web sites to access customer care systems and records, voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. In fiscal year 2014, revenues and bookings from on-demand solutions increased significantly, as a growing proportion of customers chose our cloud-based solutions for call center, Web and mobile customer care solutions. We expect these trends to continue in fiscal year 2015. We are investing to expand our product set to address these opportunities, to increase efficiency of our hosted applications, expand our capabilities and capacity to help customers build custom applications, and broaden our relationships with new hardware providers and systems integrator partners serving the market.

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

Confronted by dramatic increases in electronic information, consumers, business personnel and healthcare professionals must use a variety of resources to retrieve information, transcribe patient records, conduct transactions and perform other job-related functions. We believe that the power of our solutions can transform the way people use the Internet, telecommunications systems, EMRs, wireless and mobile networks and related corporate infrastructure to conduct business.
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
Although on-demand revenue has trended upward over the last several quarters, on-demand revenue has been negatively affected by the volume erosion in our Healthcare transcription on-demand base and some migration of our Healthcare transcription on-demand and mobile operator services businesses from semi-automated services to lower-priced, fully automated solutions. In contrast, on-demand revenue from Mobile connected services and Enterprise customer care solutions has grown. These trends are also reflected in the recent declines in our Estimated 3-Year Value of Total On-Demand contracts, with reduced Healthcare on-demand and mobile operator services expectations offsetting strong net new bookings in Mobile connected services and Enterprise on-demand contracts.

Strategy
During fiscal year 2015, we continue to focus on growth by providing market-leading, value-added solutions for our customers and partners through a broad set of technologies, service offerings and channel capabilities. We have increased our focus on operating efficiencies, expense and hiring discipline and acquisition synergies to improve gross margins and operating margins. As part of this effort, during the third quarter of fiscal year 2015, we began a transformation program. In addition, we have started to reallocate investments to our highest growth opportunities from more mature businesses. We intend to continue to pursue growth through the following key elements of our strategy:

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

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenues, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics is as follows:
For the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014:

•	Total revenues increased by $5.9 million to $1,427.0 million;

•	Net loss decreased by $44.9 million to a loss of $104.0 million;

•	Gross margins increased by 1.3 percentage points to 56.7%;

•	Operating margins increased by 4.0 percentage points to 1.8%; and

•	Cash provided by operating activities increased $73.8 million to $336.0 million.
As of June 30, 2015, as compared to June 30, 2014:

•	Total deferred revenue increased 23.7% from $523.4 million to $647.6 million driven by Mobile connected services, maintenance and support contracts and Enterprise on-demand services.
In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics for the period ended June 30, 2015, as compared to the period ended June 30, 2014, is as follows:

•
Annualized line run-rate in our on-demand healthcare solutions decreased 1% from one year ago to approximately 5.5 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•
Net new bookings increased 46.6% from one year ago to $484.4 million. Our net new bookings depend on the timing of large multi-year contracts, resulting in quarter-to-quarter variability. Net new bookings performance was impacted by a large booking in our connected car business last year. In addition, current year net new bookings was impacted by fluctuation in currency exchange rates.

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

•
Estimated three-year value of on-demand contracts increased 2.4% from one year ago to approximately $2.3 billion. We determine this value as of the end of the period reported, by using our best estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our best estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations; and

•
Total recurring revenue represented 65.9% and 64.3% of total revenue for nine months ended June 30, 2015 and June 30, 2014, respectively. Total recurring revenue represents the sum of recurring product and licensing, on-demand, and maintenance and support revenues as well as the portion of professional services revenue that is delivered under ongoing subscription contracts.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Product and licensing	$162.8	$168.2	$(5.4)	(3.2)%	$506.9	$521.5	$(14.6)	(2.8)%
Professional services and hosting	234.3	231.7	2.6	1.1%	684.9	677.3	7.6	1.1%
Maintenance and support	80.9	75.6	5.3	7.0%	235.1	222.3	12.8	5.8%
Total Revenues	$477.9	$475.5	$2.4	0.5%	$1,427.0	$1,421.1	$5.9	0.4%

United States	$352.0	$350.4	$1.6	0.5%	$1,052.2	$1,040.1	$12.1	1.2%
International	125.9	125.1	0.8	0.6%	374.9	381.0	(6.1)	(1.6)%
Total Revenues	$477.9	$475.5	$2.4	0.5%	$1,427.0	$1,421.1	$5.9	0.4%
The geographic split for the three months ended June 30, 2015 and 2014 was 74% of total revenues in the United States and 26% internationally. International revenue was negatively impacted by weakening foreign currencies offset by an increase in revenue driven by a recent acquisition.

The geographic split for the nine months ended June 30, 2015 was 74% of total revenues in the United States and 26% internationally, compared to 73% of total revenues in the United States and 27% internationally for the same period last year. International revenue was negatively impacted by weakening foreign currencies.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Product and licensing revenue	$162.8	$168.2	$(5.4)	(3.2)%	$506.9	$521.5	$(14.6)	(2.8)%
As a percentage of total revenue	34.1%	35.4%			35.5%	36.7%
Product and licensing revenue for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily driven by a $5.4 million decrease in the Mobile and Consumer segment and a $3.5 million decrease in the Healthcare segment. This was offset by a $3.8 million increase in the Enterprise segment. The decrease in Mobile and Consumer revenue was driven primarily by lower embedded license sales. The decrease in Healthcare revenue was driven primarily by lower license sales of our clinical documentation solutions as we continue to see a migration to hosted solutions. The increase in Enterprise revenue was driven primarily by strong on-premise sales.
The decrease in product and licensing revenue for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, was primarily driven by a $14.6 million decrease in the Healthcare segment and a $2.2 million decrease in Mobile and Consumer segment. This decrease was offset by a $3.2 million increase in Enterprise segment. Within our Healthcare segment, license sales of our clinical documentation solutions decreased $16.8 million, offset by a $2.2 million increase in our Clintegrity sales. Within our Mobile and Consumer segment, automotive license sales increased $21.7 million, partially offset by an $11.3 million decrease in mobile handset license sales as the handset market continues to consolidate, as well as a $9.9 million decrease in Dragon desktop consumer products sales. The increase in Enterprise revenue was driven primarily by strong on-premise license sales during the three months ended June 30, 2015.
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Professional services and hosting revenue	$234.3	$231.7	$2.6	1.1%	$684.9	$677.3	$7.6	1.1%
As a percentage of total revenue	49.0%	48.7%			48.0%	47.7%
The increase in professional services and hosting revenue for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily driven by a $7.7 million increase in hosting revenue, partially offset by a $5.1 million decrease in professional services revenue. In our hosting business, on-demand revenue in our Mobile and Consumer segment increased by $9.9 million primarily driven by a recent acquisition and growth in our Mobile connected services business. This increase in on-demand revenue was partially offset by a $2.6 million decrease in the Healthcare hosting revenue as we continue to experience some volume erosion in our transcription services. In our professional services business, the decrease in revenue was driven by lower professional services from our Enterprise on-premise offerings.
The increase in professional services and hosting revenue for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, was primarily driven by a $12.8 million increase in hosting revenue, partially offset by a $5.3 million decrease in professional services revenue. In our hosting business, on-demand revenue in our Mobile and Consumer segment increased by $11.6 million primarily driven by a growth in our Mobile connected services business. On-demand revenue in our Enterprise segment also increased $6.4 million driven by growth in our automated multi-channel customer care services. These increases were partially offset by a $5.1 million decrease in the Healthcare hosting revenue as we continue to experience some volume erosion in our transcription services.

Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Maintenance and support revenue	$80.9	$75.6	$5.3	7.0%	$235.1	$222.3	$12.8	5.8%
As a percentage of total revenue	16.9%	15.9%			16.5%	15.6%
The increase in maintenance and support revenue for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, included a $3.6 million increase in the Healthcare segment and a $1.9 million increase in the Imaging segment.
The increase in maintenance and support revenue for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, included an $8.5 million increase in the Healthcare segment, primarily driven by sales of clinical documentation solutions, as well as an increase of $4.6 million in the Imaging segment.

Costs and Expenses
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Cost of product and licensing revenue	$21.3	$23.9	$(2.6)	(10.9)%	$68.5	$74.6	$(6.1)	(8.2)%
As a percentage of product and licensing revenue	13.1%	14.2%			13.5%	14.3%
The decrease in cost of product and licensing revenue for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily consisted of a $1.7 million decrease in the Imaging segment and a $1.2 million decrease in the Mobile and Consumer segment.
The decrease in cost of product and licensing revenue for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, consisted of a $3.1 million decrease in both the Mobile and Consumer segment and the Imaging segment.
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Cost of professional services and hosting revenue	$153.9	$163.6	$(9.7)	(5.9)%	$462.2	$475.6	$(13.4)	(2.8)%
As a percentage of professional services and hosting revenue	65.7%	70.6%			67.5%	70.2%

The decrease in the cost of professional services and hosting revenue for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, included a decrease of $5.4 million in the Healthcare segment, a decrease of $3.9 million in the Enterprise segment, and a decrease of $2.7 million related to stock-based compensation driven by lower bonus related costs. Gross margins increased 4.9 percentage points primarily driven by improved gross margin in our Healthcare transcription services.
The decrease in the cost of professional services and hosting revenue for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, included a decrease of $8.8 million in the Enterprise segment, a decrease of $4.8 million in the Healthcare segment, and a decrease of $4.2 million related to stock-based compensation driven by lower bonus related costs. Gross margins increased 2.7 percentage points primarily driven by lower stock-based compensation expense and improved margin within our Mobile & Consumer segment.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Cost of maintenance and support revenue	$13.7	$13.6	$0.1	0.7%	$41.2	$38.5	$2.7	7.0%
As a percentage of maintenance and support revenue	16.9%	18.0%			17.5%	17.3%
Cost of maintenance and support revenue for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was flat.
The increase in the cost of maintenance and support revenue for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, included a $2.6 million increase in costs related to an acquisition in our Imaging segment that was completed during the fourth quarter of fiscal year 2014.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Research and development expense	$79.1	$87.1	$(8.0)	(9.2)%	$236.4	$252.2	$(15.8)	(6.3)%
As a percentage of total revenue	16.6%	18.3%			16.6%	17.7%
The decrease in research and development expense for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily attributable to a reduction of $4.3 million in costs associated with the expiration of collaboration agreements and a $3.2 million decrease in compensation costs driven by lower stock-based compensation.
The decrease in research and development expense for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, was primarily attributable to a reduction of $12.3 million in costs associated with the expiration of collaboration agreements and a $7.3 million decrease in stock-based compensation driven by lower bonus related costs.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Sales and marketing expense	$99.3	$99.8	$(0.5)	(0.5)%	$303.8	$317.0	$(13.2)	(4.2)%
As a percentage of total revenue	20.8%	21.0%			21.3%	22.3%
Sales and marketing expense for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was flat. For the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, marketing and channel program spending decreased $2.1 million and stock-based compensation decreased $1.9 million driven by lower bonus related costs. These decreases were offset by an increase of $2.0 million in expense for exclusive commercialization rights under a collaboration agreement and an increase of $1.3 million in consulting and professional services fees.
The decrease in sales and marketing expense for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, was primarily attributable to a $15.8 million decrease in marketing and channel program spending and a $6.9 million decrease in stock-based compensation expense driven by lower bonus related costs. These decreases were partially offset by an increase of $6.0 million in expense for exclusive commercialization rights under a collaboration agreement.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
General and administrative expense	$41.0	$43.7	$(2.7)	(6.2)%	$137.3	$131.9	$5.4	4.1%
As a percentage of total revenue	8.6%	9.2%			9.6%	9.3%
The decrease in general and administrative expense for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily attributable to a $5.0 million decrease in stock-based compensation expense driven by lower bonus related costs, partially offset by a $2.2 million increase in consulting and professional services fees.
The increase in general and administrative expense for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, was primarily attributable to a $11.0 million increase in consulting and professional services fees, partially offset by an $8.4 million decrease in stock-based compensation expense driven by lower bonus related costs.
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Cost of revenue	$15.8	$15.0	$0.8	5.3%	$46.5	$45.5	$1.0	2.2%
Operating expenses	26.4	27.3	(0.9)	(3.3)%	78.5	81.3	(2.8)	(3.4)%
Total amortization expense	$42.2	$42.3	$(0.1)	(0.2)%	$125.1	$126.8	$(1.7)	(1.3)%
As a percentage of total revenue	8.8%	8.9%			8.8%	8.9%

The decrease in total amortization of intangible assets for the three and nine months ended June 30, 2015, as compared to the same periods in 2014, was primarily attributable to certain intangible assets becoming fully amortized in the period.
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Transition and integration costs	$2.9	$5.6	$(2.7)	(48.2)%	$9.2	$14.0	$(4.8)	(34.3)%
Professional service fees	1.4	3.4	(2.0)	(58.8)%	7.1	9.1	(2.0)	(22.0)%
Acquisition-related adjustments	(1.9)	0.1	(2.0)	(2,000.0)%	(2.6)	(4.4)	1.8	(40.9)%
Total acquisition-related costs, net	$2.4	$9.1	$(6.7)	(73.6)%	$13.7	$18.7	$(5.0)	(26.7)%
As a percentage of total revenue	0.5%	1.9%			1.0%	1.3%
Included in acquisition-related adjustments for the nine months ended June 30, 2014, is income of $7.7 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal year 2008, following the expiration of the applicable statute of limitations.
Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for excess facility space and other contract termination costs. Other charges may include gains or losses on non-controlling strategic equity interests, litigation contingency reserves and gains or losses on the sale or disposition of certain non-strategic assets or product lines.
The following table sets forth the accrual activity relating to our restructuring reserve for the nine months ended June 30, 2015 (dollars in millions):

	Personnel	Facilities	Total
Balance at September 30, 2014	$3.3	$1.5	$4.7
Restructuring charges	8.5	0.9	9.4
Cash payments	(9.3)	(1.6)	(11.0)
Balance at June 30, 2015	$2.4	$0.8	$3.1
During May 2015, our management approved a restructuring plan, as part of our initiatives to reduce costs and optimize processes, under which we reduced headcount by approximately 200 employees and closed certain excess facility space resulting in a charge of $7.5 million for the three months ended June 30, 2015. We expect that the remaining severance payments of $2.4 million will be substantially paid by the end of fiscal year 2015. The annualized cash savings related to the reduced headcount is expected to be approximately $25.0 million.
In addition, during the three months ended June 30, 2015, we have recorded certain other charges that totaled $3.3 million for the impairment of certain long-lived assets as a result of our strategic realignment of our product portfolio.

Other Expense, Net
Other expense, net consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other expense, net, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Interest income	$0.7	$0.5	$0.2	40.0%	$1.9	$1.7	$0.2	11.8%
Interest expense	(29.5)	(31.9)	2.4	(7.5)%	(89.4)	(99.9)	10.5	(10.5)%
Other (expense) income, net	(18.4)	0.4	(18.8)	(4,700.0)%	(19.3)	(3.0)	(16.3)	543.3%
Total other expense, net	$(47.2)	$(31.0)	$(16.2)	52.3%	$(106.8)	$(101.2)	$(5.6)	5.5%
As a percentage of total revenue	9.9%	6.5%			7.5%	7.1%

Interest expense decreased $2.4 million and $10.5 million for the three and nine months ended June 30, 2015, as compared to the three and nine months ended June 30, 2014, primarily driven by the reduction in interest expense resulting from the redemption of the $250.0 million 2.75% convertible senior debentures in the fourth quarter of fiscal year 2014. Other (expense) income, net decreased by $18.8 million and $16.3 million for the three and nine months ended June 30, 2015, as compared to the three and nine months ended June 30, 2014, primarily due to a $17.7 million loss on extinguishment of debt resulting from the partial exchange of our 2031 Debentures during the three months ended June 30, 2015.
Provision for Income Taxes
The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Provision for income taxes	$6.5	$7.0	$(0.5)	(7.1)%	$23.4	$16.3	$7.1	43.6%
Effective income tax rate	(19.9)%	(14.7)%			(29.0)%	(12.3)%

The effective income tax rate was (19.9)% and (29.0)% for the three and nine months ended June 30, 2015, respectively. Our current effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the U.S. that require an additional valuation allowance that provide no benefit to the provision and our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland. In addition, the three and nine months ended June 30, 2015 also include $3.5 million and $10.6 million, respectively, of deferred tax expense related to tax deductible goodwill in the U.S., offset by the release of $2.1 million in reserves for the settlement of a state tax audit.
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
SEGMENT ANALYSIS
We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile and Consumer, Enterprise, and Imaging. Segment profit is an important measure used for evaluating performance and for decision-making purposes and reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. Segment profit represents income from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other income (expense), net and certain unallocated corporate expenses.
In October 2014, we realigned certain of our product offerings which were previously reported in the Mobile and Consumer segment into the Enterprise segment. Accordingly, the segment results in prior periods have been reclassified to conform to the current period segment reporting presentation.

Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that will not be fully recognized in accordance with authoritative guidance for the purchase accounting of business combinations. Segment revenues also include revenue that the business would have otherwise recognized had we not acquired intellectual property and other assets from the same customer. These revenues are included to allow for more complete comparisons to the financial results of historical operations, forward-looking guidance, the financial results of peer companies, and in evaluating management performance.
The following table presents segment results (dollars in millions):

	Three Months Ended		Change	Percent Change	Nine Months Ended		Change	Percent Change
	June 30,				June 30,
	2015	2014			2015	2014
Segment Revenues
Healthcare	$236.8	$240.1	$(3.3)	(1.4)%	$696.4	$704.4	$(8.0)	(1.1)%
Mobile and Consumer	108.5	107.0	1.5	1.4%	332.6	326.7	5.9	1.8%
Enterprise	87.0	87.3	(0.3)	(0.3)%	260.9	269.0	(8.1)	(3.0)%
Imaging	56.3	52.4	3.9	7.4%	175.8	166.7	9.1	5.5%
Total segment revenues	$488.7	$486.8	$1.8	0.4%	$1,465.7	$1,466.8	$(1.1)	(0.1)%
Acquisition-related revenues adjustments	(10.8)	(11.3)	0.5	(4.4)%	(38.7)	(45.7)	7.0	(15.3)%
Total revenues	$477.9	$475.5	$2.4	0.5%	$1,427.0	$1,421.1	$5.9	0.4%
Segment Profit
Healthcare	$81.8	$84.9	$(3.1)	(3.7)%	$240.0	$254.9	$(14.9)	(5.8)%
Mobile and Consumer	27.0	19.7	7.3	37.1%	72.5	48.5	24.0	49.5%
Enterprise	24.9	18.3	6.6	36.1%	68.9	59.0	9.9	16.8%
Imaging	21.8	16.9	4.9	29.0%	63.8	60.3	3.5	5.8%
Total segment profit	$155.5	$139.8	$15.7	11.2%	$445.2	$422.7	$22.5	5.3%
Segment Profit Margin
Healthcare	34.5%	35.4%	(0.9)		34.5%	36.2%	(1.7)
Mobile and Consumer	24.9%	18.4%	6.5		21.8%	14.8%	7.0
Enterprise	28.6%	21.0%	7.6		26.4%	21.9%	4.5
Imaging	38.7%	32.3%	6.4		36.3%	36.2%	0.1
Total segment profit margin	31.8%	28.7%	3.1		30.4%	28.8%	1.6
Segment Revenue
Three months ended June 30, 2015

•
Healthcare segment revenues decreased $3.3 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Product and licensing revenues decreased $4.6 million driven by lower revenues from our clinical documentation solutions. Professional services and hosting revenues decreased by $2.2 million as we continue to experience some erosion of volumes in our transcription services. Maintenance and support revenues increased $3.5 million driven by strong renewals in clinical documentation.

•
Mobile and Consumer segment revenues increased $1.5 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Hosting revenues increased by $10.3 million driven primarily by our recent acquisition and growth in our Mobile connected services business. This increase was partially offset by a $5.4 million decrease in product and licensing revenues and a $2.5 million decrease in professional services revenue. The decrease was primarily driven by lower license sales and professional services in our automotive business as we continue to see shift to our connected services.

•
Enterprise segment revenues decreased $0.3 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Professional services revenues decreased $4.1 million driven by lower sales in customer care on-premise implementation which has been challenged by customers' growing preference for on-demand implementation. Product and licensing revenues increased $3.8 million driven by strong license sales in customer care solutions and our voice-based authentication solutions.

•
Imaging segment revenues increased $3.9 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily driven by revenue from a recent acquisition, partially offset by continued declines in our desktop product sales.

Nine months ended June 30, 2015

•
Healthcare segment revenues decreased $8.0 million for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014. Product and licensing revenues decreased $18.2 million driven by lower revenues from our clinical documentation solutions. Professional services and hosting revenues increased $1.7 million primarily driven by an increase of $5.6 million in professional services from our Clintegrity solutions, offset by a $3.8 million decrease in hosting revenues as we continue to experience some erosion of volumes in our transcription services. Maintenance and support revenues increased $8.5 million driven by strong renewals in clinical documentation.

•
Mobile and Consumer segment revenues increased $5.9 million for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014. Hosting revenues increased by $11.8 million driven primarily by growth in our on-demand connected services. Product and licensing revenues decreased $2.2 million and maintenance and support revenue decreased $2.1 million primarily driven by a decrease in mobile handset license sales as the handset market continues to consolidate.

•
Enterprise segment revenues decreased $8.1 million for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014. Professional services and hosting revenues decreased $13.2 million driven by lower sales in customer care on-premise implementations which has been challenged by customers' growing preference for on-demand implementation. Product and licensing revenues and maintenance and support revenues increased $3.2 million and $1.8 million, respectively, driven by our voice-based authentication solutions.

•
Imaging segment revenues increased $9.1 million for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, primarily driven by revenues from a recent acquisition, partially offset by continued declines in our desktop product sales.

Segment Profit
Three months ended June 30, 2015

•
Healthcare segment profit for the three months ended June 30, 2015 decreased 3.7% from the same period last year, primarily driven by increased research and development spending. Segment profit margin decreased 0.9 percentage points, from 35.4% for the same period last year to 34.5% during the current period. The decrease in segment profit margin was primarily driven by a decrease of 1.6 percentage points in margin due to increased research and development spending driven by incremental costs associated with a collaboration agreement, partial offset by an increase of 1.3 percentage points in margin due to improved segment gross margin related to our transcription services.

•
Mobile and Consumer segment profit for the three months ended June 30, 2015 increased 37.1% from the same period last year, primarily driven by increased revenues together with reductions in expenses. Segment profit margin increased 6.5 percentage points, from 18.4% for the same period last year to 24.9% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 3.9 percentage points related to decreased research and development spending, 2.1 percentage points related to lower sales and marketing expenses and 0.4 percentage point in gross margin.

•
Enterprise segment profit for the three months ended June 30, 2015 increased 36.1% from the same period last year, driven by lower cost of revenues and lower sales and marketing expenses. Segment profit margin increased 7.6 percentage points, from 21.0% for the same period last year to 28.6% in the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 5.2 percentage points due to higher segment gross margins, 1.7 percentage points due to lower sales and marketing expenses and 0.7 percentage point due to decreased research and development spending.

•
Imaging segment profit for the three months ended June 30, 2015 increased 29.0% from the same period last year driven by increased revenues and lower sales and marketing expenses. Segment profit margin increased 6.4 percentage points, from 32.3% for the same period last year to 38.7% in the current period. The increase in segment profit margin was driven by 3.5 percentage points improvement in gross margin due to increased revenues, 2.2 percentage points in sales and marketing and 0.7 percentage point in research and development.

Nine months ended June 30, 2015

•
Healthcare segment profit for the nine months ended June 30, 2015 decreased 5.8% from the same period last year, primarily driven by lower revenue and increased research and development spending. Segment profit margin decreased 1.7 percentage points, from 36.2% for the same period last year to 34.5% during the current period. The decrease in segment profit margin was primarily driven by a decrease of 1.2 percentage points in margin due to increased research and development spending driven by incremental costs associated with a collaboration agreement and continued investments to support innovation and new product launches, and a 0.3 percentage point decrease in margin due to higher sales and marketing expenses.

•
Mobile and Consumer segment profit for the nine months ended June 30, 2015 increased 49.5% from the same period last year, primarily driven by lower sales and marketing expenses together with increased revenues for the period. Segment profit margin increased 7.0 percentage points, from 14.8% for the same period last year to 21.8% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 4.9 percentage points related to lower sales and marketing expenses, 1.1 percentage points related to decreased research and development spending and 0.9 percentage point in gross margin improvement.

•
Enterprise segment profit for the nine months ended June 30, 2015 increased 16.8% from the same period last year, driven by lower cost of revenues and lower operating expenses. Segment profit margin increased 4.5 percentage points, from 21.9% for the same period last year to 26.4% in the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 2.7 percentage points due to higher segment gross margins, 1.2 percentage points due to lower sales and marketing expenses and 0.5 percentage point due to decreased research and development spending.

•
Imaging segment profit for the nine months ended June 30, 2015 increased 5.8% from the same period last year, driven by increased revenues for the period partially offset by higher sales and marketing expenses. Segment profit margin increased 0.1 percentage points, from 36.2% for the same period last year to 36.3% during the current period.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and marketable securities totaled $488.7 million as of June 30, 2015, a decrease of $99.5 million as compared to $588.2 million as of September 30, 2014. Our working capital was $365.4 million as of June 30, 2015, as compared to $522.5 million as of September 30, 2014. Cash and cash equivalents and marketable securities held by our international operations totaled $68.0 million and $71.5 million at June 30, 2015 and September 30, 2014, respectively. We expect the cash held overseas will continue to be used for our international operations and therefore do not anticipate repatriating these funds. If we were to repatriate these funds, we do not believe that the resulting taxes payable would have a material impact on our liquidity. As of June 30, 2015, our total accumulated deficit was $715.1 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions and we believe our current cash and cash equivalents and marketable securities on-hand are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2015 was $336.0 million, an increase of $73.8 million, as compared to cash provided by operating activities of $262.2 million for the nine months ended June 30, 2014. The net increase was primarily driven by the following factors:

•	An increase in cash flows of $50.6 million resulting from lower net loss, exclusive of non-cash adjustment items;

•	An increase in cash flows of $14.0 million generated by changes in working capital excluding deferred revenue; and

•
An increase in cash flows of $9.1 million from an overall increase in deferred revenue. The increase in deferred revenue was primarily attributable to continued growth in new mobile on-demand service offerings where a portion of the fees are collected upfront, and recognized as revenue over the life of the contract.

Cash Used in Investing Activities
Cash used in investing activities for the nine months ended June 30, 2015 was $195.5 million, a decrease of $31.2 million, as compared to cash used in investing activities of $164.3 million for the nine months ended June 30, 2014. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $54.1 million for business and technology acquisitions resulting from our strategy to slow the pace and reduce the size of acquisitions; and

•	Offset by an increase in cash outflows of $95.2 million from purchases of marketable securities.
Cash Used in Financing Activities
Cash used in financing activities for the nine months ended June 30, 2015 was $285.5 million, an increase of $225.9 million, as compared to cash used in financing activities of $59.6 million for the nine months ended June 30, 2014. The net increase was primarily driven by the following factors:

•
An increase in cash outflows of $211.7 million related to our share repurchase program announced in April 2013. During the nine months ended June 30, 2015, we repurchased 16.5 million shares of our common stock for total cash outflows of $238.2 million; and

•
An increase in cash outflows of $18.0 million as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting activities during the nine months ended June 30, 2015 as compared to the same period in the prior year, including the impact of the lower bonus and performance-based award vesting in fiscal year 2014 as a result of weaker than planned operating results in fiscal year 2013.

Credit Facilities and Debt
1.50% Convertible Debentures due in 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”). Total proceeds, net of debt issuance costs, were $253.5 million. The 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears, beginning on November 1, 2015. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on November 1, 2021, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 2035 Debentures on November 1, 2021, 2026, or 2031. The 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2035 Debentures. The 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital. The aggregate debt discount of $63.0 million is being amortized to interest expense using the effective interest rate method through November 2021. As of June 30, 2015, the ending unamortized discount was $62.7 million and the ending unamortized deferred debt issuance costs were $2.2 million.
If converted, the principal amount of the 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $23.26 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to May 1, 2035, on any date during any fiscal quarter beginning after September 30, 2015 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2035 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2035. Additionally, we may redeem the 2035 Debentures, in whole or in part, on or after November 5, 2021 for cash at a price equal to 100% of the principal amount of the 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2035 Debentures held by such holder on November 1, 2021, November 1, 2026, or November 1, 2031 at par plus accrued and unpaid interest. Upon repurchase, we will pay the principal amount in cash and any amounts payable in excess of the million principal amount will be paid in cash or shares of our common stock, at our election, with the exception that we may not elect to pay cash in lieu of more than 80% of the number of our common shares we would be obligated to deliver. If we undergo a fundamental change (as described in the indenture for the 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2015, none of the conversion criteria were met for the 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due in 2031
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our new 2035 Debentures. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs, and $17.7 million was recorded in other (expense) income, net. Following the closings of the exchange, $433.8 million in aggregate principal amount of our 2031 Debentures remain outstanding. As of June 30, 2015 and September 30, 2014 the ending unamortized discount was $43.4 million and $88.8 million, respectively, and the ending unamortized deferred debt issuance costs were $2.6 million and $5.5 million, respectively. The 2031 Debentures bear interest at 2.75% per year, payable in cash semiannually in arrears, beginning on May 1, 2012. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the $256.2 million principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 for cash at a price equal to 100% of the principal amount of the 2031 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2015 and September 30, 2014, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Credit Facility
The Credit Facility includes a term loan and a $75 million revolving credit line, including letters of credit. The term loans mature on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of June 30, 2015, there were $5.7 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under the terms of the amended and restated credit agreement, interest is payable monthly at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at June 30, 2015 is as follows:

Description	Base Rate Margin	LIBOR Margin
Term loans maturing August 2019	1.75%	2.75%
Revolving facility due August 2018	0.50% - 0.75%	1.50% - 1.75%

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

At June 30, 2015, the applicable margin for the term loans was 2.75%, with an effective rate of 2.94%, on the outstanding balance of $473.8 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our net leverage ratio. As of June 30, 2015, the commitment fee rate was 0.375%.
The Credit Facility contains covenants including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of June 30, 2015, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of June 30, 2015, we were in compliance with the requirements of our other long-term debt.
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
The Credit Facility includes a provision for an annual excess cash flow sweep, as defined in the agreement, payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. No excess cash flow sweep was required in the first quarter of fiscal year 2015 as no excess cash flow, as defined in the agreement, was generated in fiscal year 2014. At the current time, we are unable to predict the amount of the outstanding principal, if any, that we may be required to repay in future fiscal years pursuant to the excess cash flow sweep provisions.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 16.5 million shares for $242.7 million during the nine months ended June 30, 2015. Since the commencement of the program, we have repurchased 27.9 million shares for $453.5 million. Approximately $546.5 million remained available for share repurchases as of June 30, 2015 pursuant to our repurchase program. Under the terms of the repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.

Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2015	2016 and 2017	2018 and 2019	Thereafter
Credit Facility(1)	$473.8	$1.2	$9.6	$463.0	$—
Convertible Debentures(2)	697.7	—	—	433.8	263.9
Senior Notes	1,050.0	—	—	—	1,050.0
Interest payable on long-term debt(3)	424.5	31.9	173.2	153.1	66.3
Letter of Credit(4)	5.7	5.7	—	—	—
Lease obligations and other liabilities:
Operating leases	234.9	10.2	72.2	43.1	109.4
Operating leases under restructuring(5)	47.9	1.2	9.3	8.8	28.6
Purchase Commitments for inventory, property and equipment(6)	9.5	8.4	1.1	—	—
Total contractual cash obligations	2,944.0	58.6	265.4	1,101.8	1,518.2

(1)	Principal is paid on a quarterly basis under the Credit Facility.

(2)	Holders of the 2035 Debentures have the right to require us to redeem the Debentures on November 1, 2021, 2026, and 2031.

(3)
Interest on the Credit Facility is due and payable monthly and is estimated using the effective interest rate as of June 30, 2015. Interest is due and payable semi-annually under 2031 Debentures at a rate of 2.75%, and under 2035 Debentures at a rate of 1.50%. Interest is due and payable semi-annually on the Senior Notes at a rate of 5.375%.

(4)	Letters of Credit are in place primarily to secure future operating lease payments.

(5)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of June 30, 2015, we have subleased certain of the facilities with total sublease income of $54.0 million through fiscal year 2025.

(6)
These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

The gross liability for unrecognized tax benefits as of June 30, 2015 was $21.9 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Contingent Liabilities and Commitments
In connection with certain acquisitions, we may be required to make up to $36.0 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $7.2 million, are recorded as compensation expense over the applicable employment period.
Off-Balance Sheet Arrangements
Through June 30, 2015, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
Generally accepted accounting principles in the United States ("GAAP") require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to: revenue recognition; allowance for doubtful accounts and sales returns; accounting for deferred costs; accounting for internal-use software; the valuation of goodwill and intangible assets;

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
Based on our assessments, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill. Significant adverse changes in our future revenues and/or cash flow results, or significant degradation in the enterprise values of comparable companies within our segments, could result in the determination that all or a portion of our goodwill is impaired. As of our fiscal year 2014 annual impairment assessment date, our estimated fair values of our reporting units substantially exceeded their carrying values. In October 2014, we realigned certain of our product offerings between reporting units. As required by Accounting Standards Codification 350-20, "Intangibles - Goodwill and Other", we have reallocated goodwill among the affected reporting units, based on their relative fair value. We reallocated $29.9 million of goodwill from our Dragon Consumer reporting unit into our Mobile reporting unit, and reallocated $10.5 million of goodwill from our Mobile reporting unit to our Enterprise reporting unit.
As a result of this change, we determined that we had a triggering event requiring us to perform an impairment test on our DNS, Mobile, and Enterprise reporting units. We completed our impairment test during the first quarter of fiscal year 2015, and the fair value of the reorganized reporting units substantially exceeded their carrying values.
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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2015 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The outstanding contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $161.9 million at June 30, 2015. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, marketable securities and the outstanding debt under the Credit Facility.
At June 30, 2015, we held approximately $488.7 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $3.5 million per annum, based on the June 30, 2015 reported balances of our investment accounts.
At June 30, 2015, our total outstanding debt balance exposed to variable interest rates was $473.8 million. A hypothetical change in market rates would have an impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding variable rate debt would increase $4.7 million per annum.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of June 30, 2015, we have no security price guarantees outstanding.
2031 Debentures and 2035 Debentures
The fair values of our 2031 Debentures and 2035 Debentures are dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market values of these debentures will generally increase or decrease as the market price of our common stock changes. The fair market values of these debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market values of these debentures, but do not impact our financial position, results of operations or cash flows due to the fixed nature of the debt obligations. However, increases in the value of our common stock above the stated trigger price for each issuance for a specified period of time may provide the holders of these debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement.
Our debentures trade in the financial markets, and the fair value at June 30, 2015 was $439.9 million for the 2031 Debentures, based on an average of the bid and ask prices for the issuances on that day. This compares to conversion values on June 30, 2015 of approximately $235.2 million. A 10% increase in the stock price over the June 30, 2015 closing price of $17.51 would have an estimated $4.9 million increase to the fair value and a $23.5 million increase to the conversion value of the debentures. The fair value at June 30, 2015 was $272.7 million for the 2035 Debentures, based on an average of the bid and ask prices for the issuances on that day. This compares to conversion values on June 30, 2015 of approximately $198.7 million. A 10% increase in the stock price over the June 30, 2015 closing price of $17.51 would have an estimated $13.8 million increase to the fair value and a 19.9 million increase to the conversion value of the debentures.

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
If our efforts to design and execute cost savings and process optimization are not successful, our business could be harmed.
We have been designing and executing on initiatives under the transformation program in order to improve revenue growth with an increasing emphasis on improving operational efficiencies and cost controls. The design of this program requires numerous assumptions and estimates. There can be no assurance that we will be successful in designing and executing this transformation program or able to realize any of the anticipated benefits of this program, within the expected timeframes, or at all. As a result, our financial results may not meet our or the expectations of securities analysts or investors in the future and our business could be harmed.
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
We reported net losses of $150.3 million and $115.2 million in fiscal years 2014 and 2013, respectively, and net income of $207.1 million for the fiscal year 2012, and have a total accumulated deficit of $715.1 million as of June 30, 2015. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
We have a significant amount of debt. As of June 30, 2015, we had a total of $2,221.4 million face value of debt outstanding, $473.8 million in term loans due in August 2019, $1,050.0 million of senior notes due in 2020 and $697.7 million in convertible debentures. Investors may require us to redeem the 2031 Debentures or 2035 Debentures, totaling $433.8 million and $263.9 million, respectively, in aggregate principal amount in November 2017 or November 2021, respectively, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through August 2018. As of June 30, 2015, there were $5.7 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
In addition, approximately $473.8 million of our debt outstanding as of June 30, 2015 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2015, we had identified intangible assets of approximately $0.8 billion, net of accumulated amortization, and goodwill of approximately $3.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
As of June 30, 2015, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. (collectively, the “Icahn Group”), beneficially owned approximately 19.5% of the outstanding shares of our common stock. Brett Icahn and David Schechter of the Icahn Group have been appointed as directors of the Company. Because of its large holdings of our capital stock relative to other stockholders, the Icahn Group has a strong influence over matters requiring approval by our stockholders.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended June 30, 2015 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2015 - April 30, 2015	4,649	$14.46	4,649	$601,670
May 1, 2015 - May 31, 2015	2,124	$16.29	2,124	$567,057
June 1, 2015 - June 30, 2015	1,162	$17.68	1,162	$546,512
Total	7,935		7,935
(1) On April 30, 2013, we announced a share repurchase program for up to $500.0 million of our outstanding shares of common stock. The plan has no expiration date. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 7, 2015.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	000-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	8-K	000-27038	3.1	11/13/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock	8-K	000-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-27038	3.2	8/20/2013
4.8.	Indenture, dated as of June 16, 2015, by and between Nuance Communications, Inc. and U.S. Bank National Association (including form of 1.50% Senior Convertible Debentures due 2035)	8-K	001-36056	4.1	6/22/2015
10.2	Amendment No. 2 to Employment Agreement, dated June 18, 2015 by and between Nuance Communications, Inc. and Paul A. Ricci*					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X

* Denotes management compensatory plan or arrangement