Form 10-K
period 2015-09-30
Nuance Communications, Inc.
filed 2015-11-19
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2.8 billion based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
The number of shares of the Registrant’s Common Stock, outstanding as of October 31, 2015, was 309,631,702.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our future revenue, cost of revenue, research and development expense, selling, general and administrative expenses, amortization of intangible assets and gross margin, earnings, cash flows and liquidity; our strategy relating to our segments; the potential of future product releases; our product development plans and investments in research and development; future acquisitions and anticipated benefits from acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal year 2016 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.	Business
Overview
We are a leading provider of voice recognition solutions and natural language understanding technologies. We work with companies around the world, from banks and hospitals to airlines, carriers, and car manufacturers, who use our solutions and technologies to create better experiences for their customers and their users by enhancing the users' experience, increasing productivity and customer satisfaction. We offer our customers high accuracy in automated speech recognition, capabilities for natural language understanding, dialog and information management, biometric speaker authentication, text-to-speech, optical character recognition ("OCR") capabilities, and domain knowledge, along with professional services and implementation support. Using advanced analytics and algorithms, our technologies create personalized experiences and transform the way people interact with information and the technology around them. We market and sell our solutions and technologies around the world directly through a dedicated sales force, through our e-commerce website and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, distributors, hardware vendors, and telecommunications carriers.
We are a global organization steeped in research and development. We have 1,700 language scientists, developers, and engineers dedicated to continually refining our core technologies and advancing our portfolio to better meet our customers’ diverse and changing needs. We have more than 45 international operating locations and a sales presence in more than 65 countries. Our corporate headquarters is located in Burlington, Massachusetts, with international headquarters in Dublin, Ireland ("EMEA") and Sydney, Australia ("APAC").
Our company has a history of developing advanced technologies. Under the laws of the state of Delaware, we were incorporated in 1992 as Visioneer, Inc., with a core business in OCR and document imaging. In 1999, we changed our name to ScanSoft, Inc. and also changed our ticker symbol to SSFT. Over the course of several years, we made strategic acquisitions and investments to complement and broaden our portfolio, including entering the speech and natural language market. In October 2005, we changed our name to Nuance Communications, Inc., and in November 2005 we changed our ticker symbol to NUAN. In fiscal year 2015, our revenue was $1.9 billion in conjunction with strong net new bookings, attractive cash flows and improving profitability.
Our website is located at www.nuance.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission ("SEC").

Our Strategy
We have large addressable vertical markets, and we focus on growth by providing industry-leading, value-add solutions for our customers and partners through a broad set of flexible technologies, solutions, and service offerings available directly and through our channel capabilities. The key elements of our strategy include:

•
Maintain global leadership in all of our major markets and solutions areas.  We have historically targeted markets where we benefit from strong technology, sales and vertical market differentiation. Today, we enjoy a prominent position in the markets we serve, where we are considered one of the leading providers of voice recognition solutions and natural language understanding technologies. We invest considerable time and resources to ensure we maintain this position through customer satisfaction, technology leadership and market specialization.

•
Maintain depth in technology, intellectual property and innovation portfolio.  We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies.

•
Continue to expand our extensive network of global operations, distribution and services networks. We market and sell our solutions and technologies directly through a dedicated sales force, through our e-commerce website and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, distributors, hardware vendors, and telecommunications carriers. In addition, we continue to expand within our markets; such as mobile operators in our Mobile and Consumer segment, ambulatory markets in our Healthcare segment and new customer services channels in our Enterprise segment, and we have expanded initiatives in geographic markets such as China, Latin America and Southeast Asia.

•
Continue to expand hosting and transaction based offerings.  We are focused on increasing our hosting and transaction based offerings. Our hosting revenues are generated through on-demand models that typically have multi-year terms with pricing based on volume of usage, number of transactions, number of seats or number of devices. This pricing structure allows customers to use our products at a lower initial cost when compared to the sale of a perpetual license. This will enable us to deliver applications that our customers use, and pay for, on a repeat basis, providing us with the opportunity to enjoy the benefits of recurring revenue streams.

•
Maintain significant presence and customer preference in our markets.  We specialize in creating large, enterprise-class solutions that are used by many of the world’s largest companies. By combining our core technology, professional services and deep domain experience we are able to deliver these customized offerings for our customers and partners. We have established a trusted position in numerous markets and today work with many of the Fortune 100 companies.

•
Strengthen financial profile with improvement in revenue, earnings per share, margin, cash flow. We are focused on improving our financial performance, executing upon our formal transformation program, evolving our business toward recurring revenue models, and positioning us for increased future revenue and profitability growth. In fiscal year 2015, we initiated a formal program to focus our product investments on our growth opportunities, increase our operating efficiencies, reduce costs, and further enhance shareholder value through share buybacks. Our transformation program is already delivering measurable results that can be seen in our financial performance during fiscal 2015.

Business Segments and Financial Information
We are organized into four segments: Healthcare, Mobile and Consumer, Enterprise, and Imaging. See Note 19 to the consolidated financial statements for additional information about our reportable segments. We offer our solutions and technologies to our customers in a variety of ways, including perpetual licenses, hosted cloud-based solutions, implementation and custom solution development services and maintenance and support. Our product revenues include embedded original equipment manufacturers ("OEM") royalties, traditional perpetual licensing, term-based licensing and consumer sales. Our hosting, royalty, term license and maintenance and support revenues are recurring in nature as our customers use our products on an ongoing basis to handle their needs in medical transcription, medical coding and compliance, enterprise customer service and mobile connected services. Our professional services offer a visible revenue stream, as we have a backlog of assignments that take time to complete.

Healthcare Segment
Our Healthcare segment is a leading provider in clinical speech and clinical language understanding solutions that drive smart, efficient decisions and increase productivity across healthcare. Our solutions and services improve the clinical documentation process - from capturing the complete patient record to improving clinical documentation and quality measures for reimbursement. We support clinical documentation workflows and electronic medical record ("EMR") adoption through our flexible offerings, including transcription services, dictation software for the EMR, diagnostics workflow, and mobile applications. In addition, we continue to extend our strong hospital customer franchise into the automation and management of healthcare coding and billing processes in order to ensure timely and appropriate reimbursement. These solutions are designed to help healthcare organizations derive additional value from EMR investments and are driven by industry trends such as value-based care, Meaningful Use requirements, which is a program that awards incentives for using certified EMR technology to improve patient care, and government regulations related to medical codes.
Today, more than 500,000 clinicians and 10,000 healthcare facilities worldwide leverage our solutions to improve patient care and support the physician in clinical workflow and on many devices. Our Healthcare segment revenues were $937.6 million, $942.7 million, and $911.6 million in fiscal years 2015, 2014, and 2013, respectively. As a percentage of total segment revenue, Healthcare segment revenues represented 47.4%, 47.4% and 46.6% in fiscal years 2015, 2014, and 2013, respectively.
Our principal solutions for the Healthcare segment include the following:

•
Transcription solutions: Enable physicians in larger and mid-sized healthcare enterprises to streamline clinical documentation with an on-demand, enterprise-wide medical transcription platform, and allow healthcare organizations to outsource transcription services. Our transcription solutions are generally offered as an on-demand model.

•
Dragon Medical: Provide dictation software that empowers physicians to accurately capture and document patient care in real-time on many devices and without disrupting existing workflows. This dictation software is generally sold under a traditional perpetual software license model, with accelerated transition to on-demand and term-licensing models.

•
Clinical document improvement ("CDI") and coding solutions: Ensure patient health information is accurately documented, coded, and evaluated to provide more complete and accurate clinical documentation. These services and offerings assist organizations with regulatory compliance and coding efficiency to receive appropriate and timely reimbursement and improve quality reporting. The solutions are generally sold under a term-licensing model.

•
Diagnostic solutions: Allow radiologists to easily document, collaborate, and share medical images and reports, to optimize patient care. The solutions are generally sold under a traditional perpetual license model, with accelerated transition to term-licensing and on-demand models.

The channels for distribution in the Healthcare segment utilize a direct sales force to address the market and a professional services organization that supports the implementation requirements of the healthcare industry. Direct distribution is supplemented by distributors and partnerships with a variety of healthcare IT providers. Our Healthcare customers and partners include Cerner, Epic, McKesson, UPMC, Cleveland Clinic, Siemens, and the Mayo Clinic.
Areas of expansion and focus for our Healthcare segment include providing customers deeper integration with our clinical documentation solutions; investing in our cloud-based products and operations; entering new and adjacent markets such as ambulatory care; and, expanding our international capabilities.
Mobile and Consumer Segment
Our Mobile and Consumer segment provides a broad portfolio of specialized virtual assistants and connected services built on voice recognition, text-to-speech, natural language understanding, dialog, and text input technologies. Our mobile platform includes embedded and cloud based technologies that work together through our hybrid (connected and embedded) architecture. As consumer demands for convenience, ease-of-use, and more personalized experiences increase, companies will need to embrace the Internet of Things ("IoT"), a market forecasted to grow to $3.0 trillion by 2020. Our technologies help leading manufacturers and operators provide the consistent, connected, and more human experience their customers are looking for with the devices and technology around them, including their phones, tablets, computers, cars, wearable devices, TVs, applications, and services.
Mobile and Consumer segment revenues were $454.4 million, $441.0 million, and $461.5 million in fiscal years 2015, 2014, and 2013, respectively. As a percentage of total segment revenue, the Mobile and Consumer segment revenues represented 23.0%, 22.2% and 23.6% in fiscal years 2015, 2014, and 2013, respectively.

Our principal solutions for the Mobile and Consumer segment include the following:

•
Automotive solutions: Provide car makers intuitive, personalized, virtual assistants and connected services for connected cars that are safer, easier, and more enjoyable. Our automotive solutions are generally sold as on-demand models that are typically priced on a per-unit basis for multi-year service terms. We also have a worldwide professional services team to provide custom solution development services and sell our technologies through a traditional perpetual software license model, including a royalty based model.

•
Devices solutions: Provide consumer electronics manufacturers, developers, and within the broad ecosystem around the IoT, with specialized virtual assistants, virtual keyboards and connected services. Our connected solutions are sold through on-demand models that typically have multi-year terms with pricing generally based on volume. We provide custom solution development and integration services, and sell our technologies through a traditional perpetual software license model, including a royalty based model.

•
Mobile operator services: Provide mobile network operators value added services that assist in creating new, high-profit revenue streams from their subscribers, especially in emerging markets such as Latin American, India and Southeast Asia. Our mobile operator services are sold through on-demand models that typically have multi-year terms and a revenue share-based model.

•
Dragon solutions: Provide professional and personal productivity solutions to business users and consumers with the ability to use their voice to create content, reports and other documents, as well as control their computers and laptops without the use of a keyboard or mouse. This dictation software is similar to Dragon Medical in our Healthcare segment and used in markets such as law, public safety, social services, education and accessibility. Dragon solutions are sold generally through a traditional perpetual software license model and recently we have introduced an on-demand model.

The channels for distribution in the Mobile and Consumer segment utilize a direct sales force to sell to car makers, device makers, and mobile operators. Direct distribution is supplemented by OEM partnerships with electronics suppliers, integrators, and content providers.
Areas of expansion and focus for our Mobile and Consumer segment include: cloud and content expansion of our Automotive solutions; expansion across the IoT in our Device solutions; geographic expansion of our mobile operator services; and, the expansion of our Dragon solutions into the cloud and enterprise market.
Enterprise Segment
Our Enterprise segment is a leading provider for automated customer solutions and services worldwide. Differentiated by speech and artificial intelligence (“AI”) technologies, and complemented by our large professional services organization, our solutions help enterprises reduce or replace human contact center agents with conversational systems, across voice, mobile, web and messaging channels. Our intelligent self-service solutions are highly accurate and dependable, resulting in increased customer satisfaction levels while simultaneously reducing the costs associated with delivering customer service for the enterprise. We are transforming this business, leveraging our presence on-premise interactive voice response ("IVR") solutions and services, and expanding into multichannel, self-service cloud solutions. Our solutions and services portfolio now span voice, mobile, web and messaging channels, with inbound, outbound, voice biometrics and digital virtual assistant capabilities.
Enterprise segment revenues were $349.3 million, $367.1 million, and $341.1 million in fiscal years 2015, 2014, and 2013, respectively. As a percentage of total segment revenue, the Enterprise segment revenues represented 17.6%, 18.5% and 17.4% in fiscal years 2015, 2014, and 2013, respectively.
Our principal solutions for the Enterprise segment include the following:

•
OnPremise solutions and services: Provide software that is leveraged to implement automated customer service solutions that are integrated with a wide range of on premise third-party IVR and contact center platforms. Our products include speech recognition, voice biometrics, transcription, text-to-speech, dialog and analytics products. Our global professional services team leverages domain expertise to provide end-to-end services to customers and partners, including business consulting, design, development, and deployment integrated solutions. Our OnPremise licensed products are primarily sold through a traditional perpetual software license model, and our OnPremise professional services are sold under project-based and multi-year managed services contracts.

•
OnDemand multichannel cloud: Deliver a platform that provides enterprises with the ability to implement automatic customer service across inbound, outbound, and digital customer service channels in the cloud. Our OnDemand multichannel cloud leverages our speech, voice biometrics, text to speech and, and virtual assistant technologies, to implement intelligent, conversational self-service applications, including voice call steering and self-service, automated identification and verification, and account access, virtual chat, proactive SMS, messaging and email, and customer service for mobile device customers. Our OnDemand multichannel cloud is sold through sales models that typically have multi-year terms with pricing based on channel and/or volume of usage.
The channels for distribution in the Enterprise segment utilize direct and channel sales, which includes a network of partners such as Avaya, BT, Cisco, DiData, Genesys, Huawei, MoshiMoshi, NICE, Telstra, and Verint. Our customers include, American Airlines, Amtrak, Bank of America, Barclays, Dominos, Delta, Deutsche Telekom, e*trade, ING Bank, Lloyds Banking Group, T-Mobile, Telefonica, Telstra, and Vodafone.
Areas of focus and expansion for our Enterprise segment include extending our technology capabilities with intelligent self-service and AI for customer service; expansion of our OnDemand multichannel cloud to international markets; sales and solution expansion for voice biometrics; and expanding our OnPremise product and services portfolio.
Imaging Segment
Our Imaging segment provides software solutions and expertise that help professionals and organizations to gain optimal control of their document and information processes. Our portfolio of products and services helps business customers achieve compliance with information security policies and regulations while enabling organizations to streamline and eliminate gaps across their document workflows.
We are continuing to grow our business through multi-function printer ("MFP") OEM channels, expanding our scanning and print management software solutions, and broadening our footprint with end-user customers to become a solution suite provider. We have built on our position in MFP OEM channels and managed print services space by accelerating the integration of capture and print management technologies. Our intelligent document capture and workflow solutions transform manual, disconnected processes into dynamic, streamlined, and automated workflows. When combined with print management technologies, organizations are also able to control, manage, and monitor their entire print environment. Our business has seen increased commitments from key OEMs, a broader number of OEM partners who embed multiple products, and stronger end-user demand in key verticals like healthcare, legal, and financial services.
Imaging segment revenues were $237.7 million, $236.3 million, and $243.4 million in fiscal years 2015, 2014, and 2013, respectively. As a percentage of total segment revenue, the Imaging segment revenues represented 12.0%, 11.9% and 12.4% in fiscal years 2015, 2014, and 2013, respectively.
Our principal solutions for the Imaging segment include the following:

•	MFP Scan automation solutions: Deliver scanning and document management solutions that improve productivity, drive efficiency and assist in enhancing security.

•	MFP Print automation solutions: Offer printing and document management solutions to capture and automate paper to digital workflows and to increase efficiency.

•	PDF and OCR software: Provide intuitive technologies that enable the efficient capture, creation, and management of document workflows.
The channels for distribution in the Imaging segment utilize a combination of our global reseller network and direct sales. Our Imaging solutions are generally sold under a traditional perpetual software license model with a subset of our offerings sold as term licenses. Our Imaging customers and partners include Ricoh, Xerox, HP, Canon, and Samsung.
Areas of expansion and focus in the Imaging segment include investing to merge the scan and print technology platforms improving mobile access to our solutions and technologies, expanding our distribution channels and embedding relationships, and expanding our language coverage for OCR in order to drive a more comprehensive and compelling offering to our partners.

Research and Development/Intellectual Property
In recent years, we have developed and acquired extensive technology assets, intellectual property, and industry expertise in voice recognition, natural language understanding and imaging technologies that provide us with a competitive advantage in our markets. Our technologies are based on complex algorithms which require extensive amounts of acoustic models, language models, and recognition and understanding techniques. A significant investment in capital and time would be necessary to replicate our current capabilities.
We continue to invest in technologies to maintain our market-leading position and to develop new applications. As of September 30, 2015, our technologies are covered by approximately 3,600 patents and 1,000 patent applications. Our intellectual property, whether purchased or developed internally, is critical to our success and competitive position and, ultimately, to our market value. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. We incurred research and development expenses of $310.3 million, $338.5 million, and $289.2 million in fiscal years 2015, 2014, and 2013, respectively.
Competition
The individual markets in which we compete are highly competitive and are subject to rapid technology changes. There are a number of companies that develop or may develop solutions and technologies that compete in our target markets; however, currently there is no one company that directly competes with all of our solutions and technologies. While we expect competition to continue to increase both from existing competitors and new market entrants, we believe that we will compete effectively based on many factors, including:

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

•
International Coverage.  The international reach of our solutions and technologies is due to the broad language coverage of our offerings, including our voice recognition and natural language understanding technologies, which provide recognition for approximately 70 languages and dialects and natural-sounding synthesized speech in over 150 voices, and support a broad range of hardware platforms and operating systems. Our imaging technology supports more than 120 languages for OCR and document handling, with up to 20 screen language choices, including Asian languages.

•
Technological Superiority.  Our voice recognition, natural language understanding and imaging technologies, applications and solutions are often recognized as the most innovative and proficient in their respective categories. Our voice recognition and natural language understanding technologies have industry-leading recognition accuracy and provide a natural, voice-enabled interaction with systems, devices and applications. Our OCR technology in our Imaging segment is viewed as the most accurate in the industry. Technology publications, analyst research and independent benchmarks have consistently indicated that our solutions and technologies rank at or above performance levels of alternative solutions.

•
Broad Distribution Channels.  Our ability to address the needs of specific markets, such as financial, legal, healthcare and government, and to introduce new solutions and technologies quickly and effectively is enhanced through our direct sales force; our extensive global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors; and our e-commerce website.

In our segments, we compete with companies such as Adobe, Baidu, Google, M*Modal, Microsoft and 3M. In addition, a number of smaller companies offer solutions, technologies or products that are competitive with our solutions and technologies in the voice recognition, natural language understanding, text input and imaging markets. In certain markets, some of our partners such as Avaya, Cisco, Convergys, and Genesys develop and market products and services that might be considered substitutes for our solutions and technologies. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.
Some of our competitors or potential competitors, such as 3M, Adobe, Baidu, Google, and Microsoft, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Employees
As of September 30, 2015, we had approximately 13,500 full-time employees, including approximately 1,100 in sales and marketing, approximately 2,000 in professional services, approximately 1,700 in research and development, approximately 700 in general and administrative and approximately 8,000 that provide transcription and editing services. Approximately 48% of our employees are based outside of the United States, approximately 63% of whom provide transcription and editing services and are based in India. None of our employees in the United States are represented by a labor union; however, in certain foreign subsidiaries labor unions or workers’ councils represent some of our employees. We believe that our relationships with our employees are satisfactory.
Financial Information About Geographic Areas
We have offices in a number of international locations including: Australia, Belgium, Brazil, Canada, China, Germany, Hungary, India, Ireland, Italy, Japan, and the United Kingdom. The responsibilities of our international operations include research and development, healthcare transcription and editing, customer support, sales and marketing and administration. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.
Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal years 2015, 2014, and 2013, 73%, 73% and 72% of revenue was generated in the United States and 27%, 27% and 28% of revenue was generated by our international customers, respectively.

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
There are a number of companies that develop or may develop products that compete in our targeted markets. The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives with limited functionality available at lower costs or free of charge. Within voice recognition and natural language understanding, we compete with AT&T, Baidu, Google, Microsoft and other smaller providers. Within healthcare, we compete with 3M, M*Modal, Optum and other smaller providers. Within imaging, we compete with ABBYY, Adobe, I.R.I.S. and NewSoft. In our enterprise business, some of our partners such as Avaya, Cisco, Intervoice and Genesys develop and market products that might be considered substitutes for our solutions. In addition, a number of smaller companies in voice recognition, natural language understanding, text input and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations.
The competition in these markets could adversely affect our operating results by reducing the volume of the products we license or the prices we can charge. Some of our current or potential competitors, such as 3M, Adobe, Baidu, Google and Microsoft, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do, and in certain cases may be able to include or combine their competitive products or technologies with other of their products or technologies in a manner whereby the competitive functionality is available at lower cost or free of charge within the larger offering. To the extent they do so, market acceptance and penetration of our products, and therefore our revenue and bookings, may be adversely affected. Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, or if we are unable to realize synergies among our acquired products and technologies, our business will suffer.
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
A significant portion of our revenue and bookings are derived, and a significant portion of our research and development activities are based, outside the United States. Our results could be harmed by economic, political, regulatory, foreign currency fluctuations and other risks associated with these international regions.
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue and bookings from international operations could increase in the future. Most of our international revenue and bookings are generated by sales in Europe and Asia. In addition, some of our products are developed outside the United States and we have a large number of employees in India that provide transcription services. We also have a large number of employees in Canada, Germany and the United Kingdom that provide professional services. A significant portion of the development of our voice recognition and natural language understanding solutions is conducted in Canada and Germany, and a significant portion of our imaging research and development is conducted in Hungary and Canada. We also have significant research and development resources in Austria, Belgium, Italy, and the United Kingdom. In addition, we are exposed to changes in foreign currencies including the euro, British pound, Brazilian Real, Canadian dollar, Japanese yen, Indian rupee and Hungarian forint. Changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

•	changes in foreign currency exchange rates or the lack of ability to hedge certain foreign currencies;

•	changes in a specific country's or region's economic conditions;

•	compliance with laws and regulations in many countries and any subsequent changes in such laws and regulations;

•	geopolitical turmoil, including terrorism and war;

•	trade protection measures and import or export licensing requirements imposed by the United States and/or by other countries;

•	negative consequences from changes in applicable tax laws;

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions; and

•	less effective protection of intellectual property than in the United States.
If our efforts to design and execute our formal transformation program are not successful, our business could be harmed.
We have been designing and executing a formal transformation program to focus our product investments on our growth opportunities, increase our operating efficiencies, reduce costs, and further enhance shareholder value through share buybacks. The design of this program requires numerous assumptions and estimates that are unpredictable and inherently uncertain. There can be no assurance that we will be successful in designing and/or executing this transformation program or be able to realize any of the anticipated benefits of this program, within the expected timeframes, or at all. Additionally, if we are not successful in strategically aligning our product portfolio, the activity of such businesses may dilute our earnings and we may not be able to achieve the anticipated benefits of this program. As a result, our financial results may not meet our or the expectations of securities analysts or investors in the future and our business could be harmed.
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
Our strategy to increase term licensing and transaction based recurring revenue may adversely affect our near-term revenue growth and results of operations.
Our shift to term licensing and transaction based recurring revenue models, from a perpetual software license model, will create a recurring revenue stream that is more predictable, however the transition creates risks related to the timing of revenue recognition. We also incur certain expenses associated with the infrastructures and selling efforts of our hosting offerings in advance of our ability to recognize the revenues associated with these offerings, which may adversely affect our near-term reported revenues, results of operations and cash flows. A decline in renewals of recurring revenue offerings in any period may not be immediately reflected in our results for that period, but may result in a decline in our revenue and results of operations in future quarters.
Interruptions or delays in service from data center hosting facilities could impair the delivery of our services and harm our business.
We currently serve our customers from our and 3rd party data center hosting facilities. Any damage to, or failure of, our systems in whole or in part could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their on-demand services and adversely affect our renewal rates and our ability to attract new customers.
Our business is subject to a variety of domestic and international laws, rules, policies and other obligations regarding data protection.
We are subject to federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have relations. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to evolve and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in penalties or significant legal liability, and could affect our ability to retain and attract customers.

Any failure by us, our suppliers or other parties with whom we do business to comply with our privacy policy or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.
Security and privacy breaches may damage client relations and inhibit our growth.
The confidentiality and security of our and third party information is critical to our business. Our services involve the transmission, use, and storage of customers’ and their customer’s confidential information, and a failure of our security or privacy measures or policies could have a material adverse effect on our financial operation and results of operations. These measures may be breached as a result of third-party action, through a variety of means resulting in someone obtaining unauthorized access to our or our customers’ information or our intellectual property. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security or privacy breach may:

•	cause our customers to lose confidence in our solutions;

•	harm our reputation;

•	expose us to litigation and liability; and

•	increase our expenses from potential remediation costs.
We have a history of operating losses, and may incur losses in the future, which may require us to raise additional capital on unfavorable terms.
We reported net losses of $115.0 million, $150.3 million and $115.2 million in fiscal years 2015, 2014 and 2013, respectively, and have a total accumulated deficit of $750.4 million as of September 30, 2015. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and/or restrictive covenants.
Our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses.
Our prior acquisitions required, and our recently completed acquisitions continue to require, substantial integration and management efforts, and we expect future acquisitions to require similar efforts. Acquisitions of this nature involve a number of risks, including:

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

•	difficulty in incorporating acquired technology into our products and technology;

•	potential difficulties in completing projects associated with in-process research and development;

•	unanticipated expenses and delays in completing acquired development projects and technology integration and upgrades;

•	management of geographically remote business units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	accurate projection of revenue and bookings plans of the acquired entity in the due diligence process;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business.

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
Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with an acquisition as the cost of acquiring the company or business. We have allocated that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and may adversely affect our operating results and cash flows:

•	costs incurred to combine the operations of businesses we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

•
identification of or changes to assumed contingent liabilities, both income tax and non-income tax related, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•	charges to our operating results to eliminate certain duplicative pre-merger activities, to restructure our operations or to reduce our cost structure;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.
Intangible assets are generally amortized over a five to fifteen year period. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2015, we had identified intangible assets of approximately $0.8 billion, net of accumulated amortization, and goodwill of approximately $3.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
We have grown, and may continue to grow, through acquisitions, which could dilute our existing stockholders.
As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration, including contingent consideration, and also incurred significant debt to finance the cash consideration used for our acquisitions. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly, depending on the terms of such acquisitions. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business.
Tax matters may cause significant variability in our financial results.
Our businesses are subject to income taxation in the United States, as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to:

•	projected levels of taxable income;

•	pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates;

•	increases or decreases to valuation allowances recorded against deferred tax assets;

•	tax audits conducted and settled by various tax authorities;

•	adjustments to income taxes upon finalization of income tax returns;

•	the ability to claim foreign tax credits;

•	the repatriation of non-U.S. earnings for which we have not previously provided for income taxes; and

•	changes in tax laws and their interpretations in countries in which we are subject to taxation.
During 2014, Ireland enacted changes to the taxation of certain Irish incorporated companies effective as of January 2021. On October 5, 2015, the Organization for Economic Cooperation and Development released the Final Reports for its Action Plan on Base Erosion and Profit Shifting. The implementation of one or more of these reports in jurisdictions in which we operate, together with the 2014 enactment by Ireland could result in an increase to our effective tax rate.
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
We derive a portion of our revenues and bookings from contracts with the United States government, as well as various state and local governments, and their respective agencies. Government contracts are generally subject to oversight, including audits and investigations which could identify violations of these agreements. Government contract violations could result in a range of consequences including, but not limited to, contract price adjustments, civil and criminal penalties, contract termination, forfeiture of profit and/or suspension of payment, and suspension or debarment from future government contracts. We could also suffer serious harm to our reputation if we were found to have violated the terms of our government contracts.

Risks Related to Our Intellectual Property and Technology
Unauthorized use of our proprietary technology and intellectual property could adversely affect our business and results of operations.
Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our products and services. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy or discover aspects of our products or to obtain, license, sell or otherwise use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to our technologies and that do not infringe our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts.
Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful.
From time to time, we are subject to claims that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various arrangements. Any of these could seriously harm our business.
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
Our debt agreements contain, and any of our other future debt agreements or arrangements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:

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
We have a significant amount of debt. As of September 30, 2015, we had a total of $2,220.2 million face value of debt outstanding, $472.5 million in term loans due in August 2019, $1,050.0 million of senior notes due in August 2020 and $697.7 million in convertible debentures. Investors may require us to redeem the 2031 Debentures or 2035 Debentures, totaling $433.8 million and $263.9 million, respectively, in aggregate principal amount in November 2017 or November 2021, respectively, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through August 2018. As of September 30, 2015, there were $6.3 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, including the convertible debentures and the credit facility, which will reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development, exploiting business opportunities, and other business activities;

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
In addition, approximately $472.5 million of our debt outstanding as of September 30, 2015 bears interest at variable rates. If market interest rates increase, our debt service requirements will increase, which would adversely affect our results of operations and cash flows.
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
Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration or contingent consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. No prediction can be made as to the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.
The holdings of our largest stockholder may enable them to influence matters requiring stockholder approval.
As of September 30, 2015, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. (collectively, the “Icahn Group”), beneficially owned approximately 19.6% of the outstanding shares of our common stock. Brett Icahn and David Schechter of the Icahn Group have been appointed as directors of the Company. Because of its large holdings of our capital stock relative to other stockholders, the Icahn Group has a strong influence over matters requiring approval by our stockholders.
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
Our corporate headquarters are located in Burlington, Massachusetts. As of September 30, 2015, we leased approximately 1.8 million square feet of building space, primarily in the United States, and to a lesser extent, in Europe, Canada, Japan and the Asia-Pacific regions. In addition, we own 130,000 square feet of building space located in Melbourne, Florida. We lease research and development, and sales and support offices throughout the United States and maintain leased facilities in various countries around the world. Larger leased sites include properties located in Montreal, Quebec, Sunnyvale, California and Bangalore, India.
We also include in the total square feet leased space in specialized data centers in Massachusetts, Texas, the United Kingdom and smaller facilities around the world.
We believe our existing facilities and equipment, which are used by all of our operating segments, are in good operating condition and are suitable for the conduct of our business.

Item 3.	Legal Proceedings
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. We have estimated the amount of probable losses that may result from all currently pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial position nor results of operations and no additional material losses related to these pending matters are reasonably possible. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our results of operations or financial position. However, each of these matters is subject to uncertainties, the actual losses may prove to be larger or smaller than the accruals reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our financial position, results of operations or cash flows.

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

	Low	High
Fiscal Year 2014:
First quarter	$13.00	$19.03
Second quarter	14.59	17.29
Third quarter	14.95	19.61
Fourth quarter	14.87	18.94
Fiscal Year 2015:
First quarter	13.69	16.28
Second quarter	13.20	14.60
Third quarter	13.78	18.37
Fourth quarter	14.37	18.96

Holders
As of October 31, 2015, there were 699 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business, or to purchase common stock under our share repurchase program and do not anticipate paying any cash dividends in the foreseeable future. Furthermore, the terms of our debt agreements place restrictions on our ability to pay dividends, except for stock dividends.

Issuer Purchases of Equity Securities

The following is a summary of our fourth quarter share repurchases (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2015 - July 31, 2015	1,606	$17.23	1,606	$518,847
August 1, 2015 - August 31, 2015	1,107	$17.31	1,107	$499,688
September 1, 2015 - September 30, 2015	577	$16.84	577	$489,967
Total	3,290		3,290

(1)On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. The plan has no expiration date.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.

Unregistered Sales of Equity Securities and Use of Proceeds
On November 12, 2014, we issued 288,148 shares for our common stock as a settlement of a contingent earn-out obligation. On June 1, 2014, we issued 234,375 shares of our common stock to International Business Machines Corporation as consideration for a collaboration agreement. On September 6, 2013, Warburg Pincus converted 3,562,238 shares of Series B Preferred Stock into an equivalent number of common shares. On August 15, 2013, we issued 934,960 shares of our common stock to International Business Machines Corporation as consideration for a collaboration agreement. All of the proceeding shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof because the issuance did not involve a public offering.

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

	Fiscal Year Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014	2013	2012	2011
Operations:
Total revenues	$1,931.1	$1,923.5	$1,855.3	$1,651.5	$1,318.7
Gross profit	1,101.3	1,079.1	1,088.7	1,046.6	818.9
Income (loss) from operations	54.9	(21.4)	48.5	126.2	52.6
Provision (benefit) for income taxes	34.5	(4.7)	18.6	(141.8)	(8.2)
Net (loss) income	$(115.0)	$(150.3)	$(115.2)	$207.1	$38.2
Net (Loss) Income Per Share Data:
Basic	$(0.36)	$(0.47)	$(0.37)	$0.67	$0.13
Diluted	$(0.36)	$(0.47)	$(0.37)	$0.65	$0.12
Weighted average common shares outstanding:
Basic	317.0	316.9	313.6	306.4	302.3
Diluted	317.0	316.9	313.6	320.8	316.0
Financial Position:
Cash and cash equivalents and marketable securities	$568.8	$588.2	$846.8	$1,129.8	$478.5
Total assets	5,585.3	5,820.3	5,958.6	5,799.0	4,095.3
Long-term debt, net of current portion	2,118.8	2,127.4	2,108.1	1,735.8	853.0
Total deferred revenue	668.2	548.1	414.6	315.1	276.0
Total stockholders’ equity	2,265.3	2,582.0	2,638.0	2,728.3	2,493.4
Selected Data and Ratios:
Working capital	$417.6	$522.5	$604.3	$736.5	$379.9
Depreciation of property and equipment	62.4	51.7	39.8	31.7	27.6
Amortization of intangible assets	168.3	170.1	168.8	155.5	143.3
Gross margin percentage	57.0%	56.1%	58.7%	63.4%	62.1%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of our business. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.
Trends in Our Business
We are a leading provider of voice recognition solutions and natural language understanding technologies. Our solutions and technologies are used in the healthcare, mobile, consumer, enterprise customer service, and imaging markets. We are seeing several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio from speech recognition to natural language understanding, semantic processing, domain-specific reasoning, dialog management capabilities, artificial intelligence, and biometric speaker authentication.
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

•
Healthcare.  Trends in our healthcare business include continuing customer preference for hosted solutions and other time-based licenses and increasing interest in the use of mobile devices to access healthcare systems and records. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products, as well as transactions which involve the sale of multiple solutions, such as both hosted transcription services and Dragon Medical licenses. The volume processed in our hosted transcription services has experienced some erosion in lines processed when customers adopt EMR systems, and when in some cases customers use our licensed Dragon Medical product to support input into the EMR, which has been partially offset by expansion in our customer base. We believe an important trend in the healthcare market is the desire to improve efficiency in the coding and revenue cycle management process. Our solutions reduce costs by increasing automation of this important workflow and also enable hospitals to improve documentation used to support billings. In addition to improved efficiency, there is an impending change in the industry coding standard from ICD-9 to ICD-10, which will significantly increase the number of possible codes, and therefore, increase the complexity of this process, which in turn reinforces our customers' desire for improved efficiency. We are investing to expand our product set to address the various healthcare opportunities, including deeper integration with our clinical documentation solutions; investing in our cloud-based products and operations; entering new and adjacent markets such as ambulatory care; and expanding our international capabilities.

•
Mobile and Consumer.  Trends in our mobile and consumer business include device manufacturers requiring custom applications to deliver unique and differentiated products such as virtual assistants, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and in automobiles, the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers, tablet and laptop computers, cameras and third-party applications and away from consumer software. The more powerful capabilities of mobile devices require us to supply a broader portfolio of specialized virtual assistants and connected services built on voice recognition, text-to-speech, natural language understanding, dialog and text input, where the complexity of the technologies allow us to charge a higher price. Within given levels of our technology set, we have seen growth opportunities limited by the consolidation of this market to a small number of customers as well as increased competition in voice recognition and natural language technologies and services sold to device OEMs. We continue to see strong demand involving the sale and delivery of both software and non-software related services, as well as products to help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional perpetual licensing of our mobile products and solutions. Although this has a negative impact on near-term revenue, we believe this model will build stronger and more predictable revenues over time. We are investing to expand the cloud capabilities and content of our Automotive solutions; expansion across the IoT in our Device solutions; geographic expansion of our mobile operator services; and, the expansion of our Dragon solutions into the cloud and enterprise market.

•
Enterprise.  Trends in our enterprise business include increasing interest in the use of mobile applications and web sites to access customer care systems and records, voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. In fiscal year 2015, revenues and bookings from on-demand solutions increased significantly, as a growing proportion of customers chose our cloud-based solutions for call center, web and mobile customer care solutions. We expect these trends to continue in fiscal year 2016. We are investing to extend our technology capabilities with intelligent self-service and AI for customer service; expand our OnDemand multichannel cloud to international markets; expand our sales and solution for voice biometrics; and expand our OnPremise product and services portfolio.

•
Imaging.  The imaging market is evolving to include more networked solutions to multi-function printing devices, as well as more mobile access to those networked solutions, and away from packaged software. We are investing to merge the scan and print technology platforms to improve mobile access to our solutions and technologies; expand our distribution channels and embedding relationships; and expand our language coverage for OCR in order to drive a more comprehensive and compelling offering to our partners.

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net loss, gross margins, operating margins, cash flow from operations and deferred revenue. A summary of these key financial metrics is as follows:
For the fiscal year ended September 30, 2015, as compared to the fiscal year ended September 30, 2014:

•	Total revenue increased by $7.6 million to $1,931.1 million;

•	Net loss decreased by $35.3 million to a loss of $115.0 million;

•	Gross margins increased by 0.9 percentage points to 57.0%;

•	Operating margins increased by 3.9 percentage points to 2.8%;

•	Cash provided by operating activities for the fiscal year ended September 30, 2015 was $487.6 million, an increase of $129.5 million from the prior fiscal year.
As of September 30, 2015, as compared to September 30, 2014:

•	Total deferred revenue increased 21.9% to $668.2 million driven primarily by mobile connected services and maintenance and support contracts.

In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics as of and for the period ended September 30, 2015, as compared to the same period in 2014, is as follows:

•
Net new bookings increased 3.6% from one year ago to $1.5 billion. The net new bookings growth was led by our Healthcare segment, offset by lower net new bookings in our mobile operator services and consumer desktop sales. In addition, the net new bookings performance was negatively impacted by fluctuation in currency exchange rates;

Bookings represent the estimated gross revenue value of transactions at the time of contract execution, except for maintenance and support offerings. For fixed price contracts, the bookings value represents the gross total contract value. For contracts where revenue is based on transaction volume, the bookings value represents the contract price multiplied by the estimated future transaction volume during the contract term, whether or not such transaction volumes are guaranteed under a minimum commitment clause. Actual results could be different than our initial estimate. The maintenance and support bookings value represents the amounts the customer is invoiced in the period. Because of the inherent estimates required to determine bookings and the fact that the actual resultant revenue may differ from our initial bookings estimates, we consider bookings one indicator of potential future revenue and not as an arithmetic measure of backlog.
Net new bookings represents the estimated revenue value at the time of contract execution from new contractual arrangements or the estimated revenue value incremental to the portion of value that will be renewed under pre-existing arrangements.

•
Segment recurring revenue represented 66.4% and 63.6% of total segment revenue in fiscal years 2015 and 2014, respectively. Segment recurring revenue represents the sum of recurring product and licensing, on-demand, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements;

•
Annualized line run-rate in our healthcare on-demand solutions decreased 2.6% from one year ago to approximately 5.3 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Estimated three-year value of total on-demand contracts increased 2.4% from one year ago to approximately $2.3 billion. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Product and licensing	$696.3	$711.0	$753.7	(2.1)%	(5.7)%
Professional services and hosting	919.5	910.9	832.4	0.9%	9.4%
Maintenance and support	315.4	301.6	269.2	4.6%	12.0%
Total Revenues	$1,931.1	$1,923.5	$1,855.3	0.4%	3.7%
United States	$1,407.3	$1,408.3	$1,339.7	(0.1)%	5.1%
International	523.9	515.2	515.6	1.7%	(0.1)%
Total Revenues	$1,931.1	$1,923.5	$1,855.3	0.4%	3.7%

Fiscal Year 2015 Compared to Fiscal Year 2014
The geographic split for fiscal years 2015 and 2014 was 73% of total revenue in the United States and 27% internationally. International revenue was negatively impacted by weakening foreign currencies offset by an increase in revenue driven by a recent acquisition in fiscal year 2015.
Fiscal Year 2014 Compared to Fiscal Year 2013
The geographic split for fiscal year 2014 was 73% of total revenue in the United States and 27% internationally, as compared to 72% of total revenue in the United States and 28% internationally for the same period last year. The increase in the proportion of revenue generated domestically was primarily driven by our recent acquisitions, which are primarily located in the United States.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Product and licensing revenue	$696.3	$711.0	$753.7	(2.1)%	(5.7)%
As a percentage of total revenues	36.1%	37.0%	40.6%

Fiscal Year 2015 Compared to Fiscal Year 2014
Product and licensing revenue for fiscal year 2015 decreased $14.7 million, as compared to fiscal year 2014. The decrease consisted of a $11.0 million decrease in our Healthcare business and a $1.9 million decrease in our Mobile and Consumer business. The decrease in Healthcare revenue was driven primarily by lower license sales of our clinical documentation solutions as we continue to see a shift toward a term-licensing model. Within our Mobile and Consumer business, license sales in our automotive business increased $25.2 million, partially offset by a $14.5 million decrease in Dragon solutions sales, as well as a $10.2 million decrease in our devices solutions as the device market continues to consolidate.
As a percentage of total revenue, product and licensing revenue decreased from 37.0% to 36.1% for the year ended September 30, 2015. This decrease was primarily driven by our recent acquisitions which have a higher proportion of on-demand hosting revenue. Within product and licensing revenue, we are also seeing transition from perpetual licensing model to term-licensing model which is recognized over time.

Fiscal Year 2014 Compared to Fiscal Year 2013
Product and licensing revenue for fiscal year 2014 decreased $42.7 million, as compared to fiscal year 2013. The decrease consisted of a $35.3 million decrease in Mobile and Consumer revenue, a $29.1 million decrease in Enterprise revenue, offset by an increase of $22.2 million in Healthcare revenue. The decrease in Mobile and Consumer revenue was driven by a $24.2 million decrease in sales of our embedded licenses, resulting from a continuing shift toward on-demand and ratable pricing models, together with a decrease of $11.5 million in Dragon desktop consumer products due to an overall weakness in desktop software sales. The decrease in Enterprise revenues was primarily driven by lower sales of on-premise solutions. The increase in Healthcare revenue, included a $13.7 million increase in sales of our Clintegrity solutions, together with an $11.3 million increase in sales of Dragon Medical licenses.
As a percentage of total revenue, product and licensing revenue decreased from 40.6% to 37.0% for the year ended September 30, 2014. This decrease was driven by lower sales of embedded licenses in our Mobile and Consumer segment, resulting from a continuing shift toward on-demand and hosted services. Within product and licensing revenue, we are also seeing more term-licensing and transactional models, which are recognized over time. In addition, the decrease includes the impact of our recent acquisitions, which have a higher proportion of on-demand hosting revenue.
Professional Services and Hosting Revenue
Professional services revenue primarily consists of consulting, implementation and training services for customers. Hosting revenue primarily relates to delivering on-demand hosted services, such as medical transcription, automated customer care applications, mobile operator services, and mobile infotainment, search and transcription, over a specified term. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Professional services and hosting revenue	$919.5	$910.9	$832.4	0.9%	9.4%
As a percentage of total revenues	47.6%	47.3%	44.9%

Fiscal Year 2015 Compared to Fiscal Year 2014
Professional services and hosting revenue for fiscal year 2015 increased $8.6 million, as compared to fiscal year 2014, driven by a $19.3 million increase in hosting revenue offset by a $10.7 million decrease in professional services revenue. In our hosting business, Mobile and Consumer on-demand revenue grew $21.2 million driven by a continued trend toward cloud services in our automotive and devices solutions, as well as a recent acquisition in our mobile operator services. Enterprise on-demand revenue grew $7.3 million. These increases were offset by a $9.2 million decrease in Healthcare hosting revenue as we continue to experience some volume erosion in our transcription solutions. In our professional services business, Enterprise professional services revenue decreased $20.2 million driven by lower professional services from our OnPremise solutions, partially offset by a $10.7 million increase in Healthcare professional services driven by our CDI and coding solutions.
As a percentage of total revenue, professional services and hosting revenue increased from 47.3% for the year ended September 30, 2014 to 47.6% for the year ended September 30, 2015. This increase was driven by our recent acquisitions which have a higher proportion of professional services and hosting revenue. The increase also includes the continuing shift toward on-demand and hosting services in our Mobile and Consumer segment and Enterprise segment.
Fiscal Year 2014 Compared to Fiscal Year 2013
Professional services and hosting revenue for fiscal year 2014 increased $78.5 million, as compared to fiscal year 2013. The increase included a $42.9 million increase in Enterprise revenue primarily driven by our recent acquisitions. Healthcare revenue increased $18.6 million driven by a $12.1 million increase in revenues from our Clintegrity product line and a $6.4 million increase in revenues from our Clinical Documentation Solutions. The revenue increase in our Clinical Documentation Solutions included $18.1 million of revenues from acquisitions, partially offset by the negative impact from the continued erosion resulting from customers' migration to electronic medical records.
As a percentage of total revenue, professional services and hosting revenue increased from 44.9% for the year ended September 30, 2013 to 47.3% for the year ended September 30, 2014. This increase was driven by our recent Healthcare and Enterprise acquisitions, which have a higher proportion of professional services and hosting revenue. The increase also includes the continuing shift toward on-demand and hosting services in our Mobile and Consumer segment.

Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Maintenance and support revenue	$315.4	$301.6	$269.2	4.6%	12.0%
As a percentage of total revenues	16.3%	15.7%	14.5%

Fiscal Year 2015 Compared to Fiscal Year 2014
Maintenance and support revenue for fiscal year 2015 increased $13.8 million, as compared to fiscal year 2014. The increase was driven by strong maintenance renewals, including an increase of $11.0 million in Healthcare maintenance and support revenue and an increase of $5.9 million in Imaging maintenance and support revenue.
Fiscal Year 2014 Compared to Fiscal Year 2013
Maintenance and support revenue for fiscal year 2014 increased $32.3 million, as compared to fiscal year 2013. The increase was driven by strong maintenance renewals in all of our segments, including an increase of $11.5 million in Imaging revenue, a $10.8 million increase in Healthcare revenue driven by sales of Dragon Medical solutions, together with an increase of $8.1 million in Enterprise revenue.
COSTS AND EXPENSES

Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Cost of product and licensing revenue	$91.8	$97.6	$99.4	(5.9)%	(1.8)%
As a percentage of product and licensing revenue	13.2%	13.7%	13.2%

Fiscal Year 2015 Compared to Fiscal Year 2014
Cost of product and licensing revenue for fiscal year 2015 decreased $5.8 million, as compared to fiscal year 2014. This decrease was primarily driven by a $4.4 million and a $3.4 million decrease in costs within our Mobile and Consumer and Imaging segments, respectively. Mobile and Consumer costs decreased primarily driven by lower sales of our Dragon desktop consumer products. These decreases in costs were offset by a $3.8 million increase in Healthcare costs primarily driven our Dragon Medical products and Clintegrity solutions. Gross margins increased 0.5 percentage points, primarily driven by higher revenues from higher margin license products in our Mobile and Consumer business.
Fiscal Year 2014 Compared to Fiscal Year 2013
Cost of product and licensing revenue for fiscal year 2014 decreased $1.8 million, as compared to fiscal year 2013, primarily driven by a $3.5 million reduction in Imaging costs due to lower revenues. Mobile and Consumer costs decreased $1.4 million primarily driven by lower sales of our Dragon desktop consumer products. The decrease in costs was offset by a $2.5 million increase in Healthcare costs primarily driven by higher sales of our Dragon Medical products and Clintegrity solutions. Gross margins decreased 0.5 percentage points, primarily driven by lower revenues from higher margin license products in our Enterprise and Mobile and Consumer businesses.

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

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Cost of professional services and hosting revenue	$619.9	$633.2	$550.9	(2.1)%	14.9%
As a percentage of professional services and hosting revenue	67.4%	69.5%	66.2%

Fiscal Year 2015 Compared to Fiscal Year 2014
Cost of professional services and hosting revenue for fiscal year 2015 decreased $13.3 million, as compared to fiscal year 2014. The decrease was due to a $9.0 million and a $8.3 million reduction in costs in our Enterprise and Healthcare segments, respectively, driven by lower compensation related expense and our on-going efforts to move costs to lower-cost countries during the fiscal year. These decreases were partially offset by a $3.6 million increase in costs within our Mobile and Consumer business driven by investment in our connected services infrastructure. Gross margins improved 2.1 percentage points primarily driven by our cost-savings initiatives including the impact from our on-going efforts to move costs to lower-cost countries in our Healthcare business as well as higher revenues from higher margin hosting services in our Mobile and Consumer business.
Fiscal Year 2014 Compared to Fiscal Year 2013
Cost of professional services and hosting revenue for fiscal year 2014 increased $82.3 million, as compared to fiscal year 2013. The increase was due to a $25.8 million increase in Healthcare costs as a result of recent acquisitions and higher transcription related costs. Mobile and Consumer costs increased $24.9 million driven by investment in our connected services infrastructure, as we continue to fund an increasing volume of large-scale engagements in our Mobile and Consumer business, where the demand for advanced, cloud-based services continues to grow. Our Enterprise costs also increased $15.6 million driven by our recent acquisitions. In addition, stock-based compensation expense increased $14.1 million over the prior period. Performance-based awards and annual bonuses were lower in the prior period as a result of weaker than planned operating results. Gross margins decreased 3.3 percentage points primarily driven by investment in our connected services infrastructure in our Mobile business, as well as growth in transcription related costs in our Healthcare segment. In addition, increased stock-based compensation expense reduced gross margins by 1.6 percentage points.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Cost of maintenance and support revenue	$54.5	$52.6	$52.7	3.6%	(0.2)%
As a percentage of maintenance and support revenue	17.3%	17.4%	19.6%

Fiscal Year 2015 Compared to Fiscal Year 2014
Cost of maintenance and support revenue for fiscal year 2015 increased $1.9 million, as compared to fiscal year 2014. The increase in cost was related to an acquisition in our Imaging segment that was completed during the fourth quarter of fiscal year 2014. Gross margins were flat.

Fiscal Year 2014 Compared to Fiscal Year 2013
The cost of maintenance and support revenue for fiscal year 2014, as compared to fiscal year 2013, was essentially flat. Gross margins increased 2.2 percentage points driven by cost improvements in all of our businesses.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Research and development expense	$310.3	$338.5	$289.2	(8.3)%	17.0%
As a percentage of total revenues	16.1%	17.6%	15.6%

Fiscal Year 2015 Compared to Fiscal Year 2014
Research and development expense for fiscal year 2015 decreased $28.2 million, as compared to fiscal year 2014. The decrease was primarily attributable to a reduction of $17.2 million in costs associated with the expiration of collaboration agreements. In addition, compensation costs, including stock-based compensation, decreased $7.9 million as we benefited from our cost-savings initiatives including the impact from our restructuring plan executed during the third quarter of fiscal year 2015 and our on-going efforts to move costs to lower-cost countries during the fiscal year.
Fiscal Year 2014 Compared to Fiscal Year 2013
Research and development expense for fiscal year 2014 increased $49.3 million, as compared to fiscal year 2013. The increase was primarily attributable to a $35.8 million increase in compensation expense, driven by headcount growth, including additional headcount from our recent acquisitions. We have increased investment in research and development to fund cloud-based speech systems and natural language understanding advancement to extend our technology capabilities. In addition, stock-based compensation increased $12.1 million. Performance-based awards and annual bonuses were lower in the prior year as a result of weaker than planned operating results.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Sales and marketing expense	$410.9	$424.5	$419.7	(3.2)%	1.1%
As a percentage of total revenues	21.3%	22.1%	22.6%

Fiscal Year 2015 Compared to Fiscal Year 2014
Sales and marketing expense for fiscal year 2015 decreased $13.6 million, as compared to fiscal year 2014. The decrease was primarily attributable to a $19.7 million decrease in marketing and channel program spending and a $3.1 million decrease in stock-based compensation expense driven by lower headcount. These decreases were partially offset by an increase of $8.0 million in expense for exclusive commercialization rights under a collaboration agreement.
Fiscal Year 2014 Compared to Fiscal Year 2013
Sales and marketing expense for fiscal year 2014 increased $4.8 million, as compared to fiscal year 2013. The increase in sales and marketing expense was primarily attributable to a $14.5 million increase in compensation expense, including commission expense. The increase in compensation expense was driven primarily by headcount growth, including additional headcount from our recent acquisitions. The increase was offset by a decrease of $4.5 million in stock-based compensation expense, a decrease of $3.5 million in marketing and channel program spending and a decrease of $1.5 million in travel expenses.

General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
General and administrative expense	$182.5	$184.7	$180.0	(1.2)%	2.6%
As a percentage of total revenues	9.5%	9.6%	9.7%

Fiscal Year 2015 Compared to Fiscal Year 2014
General and administrative expense for fiscal year 2015 decreased $2.2 million, as compared to fiscal year 2014. The decrease was primarily attributable to a $9.5 million decrease in compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including the impact from our restructuring plan executed during the third quarter of fiscal year 2015 as well as our on-going efforts to move costs to lower-cost countries during the fiscal year. The decrease in expense was partially offset by a $5.8 million increase in consulting and professional services fees.
Fiscal Year 2014 Compared to Fiscal Year 2013
General and administrative expense for fiscal year 2014 increased $4.7 million, as compared to fiscal year 2013. The increase was primarily attributable to a $12.1 million increase in stock-based compensation expense offset by lower expense of $5.5 million in professional services fees and $5.0 million in charitable contribution expense. Performance-based awards and annual bonuses were lower in the prior year as a result of weaker than planned operating results.
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

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Cost of revenue	$63.6	$61.0	$63.6	4.3%	(4.1)%
Operating expense	104.6	109.1	105.3	(4.1)%	3.6%
Total amortization expense	$168.2	$170.1	$168.9	(1.1)%	0.7%
As a percentage of total revenues	8.7%	8.8%	9.1%
Fiscal Year 2015 Compared to Fiscal Year 2014
Amortization of intangible assets expense for fiscal year 2015 decreased $1.9 million, as compared to fiscal year 2014. The decrease in amortization of intangible assets during fiscal year 2015 was primarily attributable to certain intangible assets becoming fully amortized in the period, partially offset by an increase in amortization attributable to acquired patent and technology assets during fiscal year 2015.
Based on our balance of amortizable intangible assets as of September 30, 2015, and assuming no impairment or change in useful lives, we expect amortization of intangible assets for fiscal year 2016 to be approximately $166.5 million.
Fiscal Year 2014 Compared to Fiscal Year 2013
Amortization of intangible assets expense for fiscal year 2014 increased $1.2 million, as compared to fiscal year 2013. The increase was primarily attributable to the amortization of acquired intangible assets from our acquisitions during the period that have higher relative allocations of fair value to customer relationships. The decrease in amortization of intangible assets in our cost of revenue for the year ended September 30, 2014 was primarily attributable to certain intangible assets becoming fully amortized in the period.

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

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Transition and integration costs	$10.1	$25.3	$28.3	(60.1)%	(10.6)%
Professional service fees	8.4	9.9	20.4	(15.2)%	(51.5)%
Acquisition-related adjustments	(4.1)	(11.0)	(19.0)	(62.7)%	(42.1)%
Total Acquisition-related costs, net	$14.4	$24.2	$29.7	(40.5)%	(18.5)%
As a percentage of total revenue	0.7%	1.3%	1.6%

Fiscal Year 2015 Compared to Fiscal Year 2014
Acquisition-related costs, net for fiscal year 2015 decreased $9.8 million, as compared to fiscal year 2014. Fiscal year 2014 transition and integration costs include acquisition related contingent payments that were accounted for as compensation expense. In addition, fiscal year 2014 acquisition-related adjustments includes income of $7.7 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal years 2008 and 2007 following the expiration of the applicable statute of limitations.
Fiscal Year 2014 Compared to Fiscal Year 2013
Acquisition-related costs, net for fiscal year 2014 decreased $5.5 million, as compared to fiscal year 2013. Professional service fees decreased $10.5 million as a result of our strategy to slow the pace and reduce the size of acquisitions in fiscal year 2014. Included in acquisition-related adjustments for the years ended September 30, 2014 and 2013, is income of $7.7 million and $17.8 million related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal years 2008 and 2007, respectively, following the expiration of the applicable statute of limitations. As a result, we have eliminated these contingent liabilities, and included the adjustment in acquisition-related costs, net in our consolidated statements of operations in the applicable period.
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

Restructuring and other charges, net by segment in fiscal years 2015, 2014 and 2013 are as follows (dollars in millions):

	Personnel	Facilities	Total Restructuring	Other Charges	Total
Fiscal Year 2013
Healthcare	$1.7	$0.8	$2.5	$0.3	$2.8
Mobile and Consumer	4.1	0.7	4.9	—	4.9
Enterprise	3.9	—	3.9	—	3.9
Imaging	1.4	0.1	1.4	—	1.4
Corporate	4.1	0.1	4.2	(0.8)	3.4
Total fiscal year 2013	$15.3	$1.6	$16.9	$(0.5)	$16.4

Fiscal Year 2014
Healthcare	$2.4	$—	$2.4	$(0.1)	$2.3
Mobile and Consumer	1.4	0.6	2.1	—	2.1
Enterprise	5.6	—	5.6	—	5.6
Imaging	2.7	0.1	2.8	—	2.8
Corporate	1.2	2.5	3.7	3.0	6.7
Total fiscal year 2014	$13.3	$3.2	$16.5	$2.9	$19.4

Fiscal Year 2015
Healthcare	$0.5	$0.6	$1.1	$—	$1.1
Mobile and Consumer	3.0	2.9	5.8	3.3	9.1
Enterprise	1.1	0.1	1.2	—	1.2
Imaging	2.0	1.8	3.9	—	3.9
Corporate	1.9	4.2	6.0	2.3	8.3
Total fiscal year 2015	$8.5	$9.6	$18.0	$5.6	$23.7
For fiscal year 2015, we recorded restructuring charges of $18.0 million. The restructuring charges included $8.5 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes as well as the reduction of approximately 60 employees that eliminated duplicative positions resulting from acquisitions in fiscal year 2014. The restructuring charges also included a $9.6 million charge for the closure of certain excess facility space, including facilities acquired from acquisitions. In addition, during fiscal year 2015, we have recorded certain other charges that totaled $5.6 million for the impairment of certain long-lived assets as a result of our strategic realignment of our product portfolio and litigation contingency reserves.
For fiscal year 2014, we recorded net restructuring charges of $16.5 million, which included a $13.3 million severance charge related to the reduction of headcount by approximately 250 employees across multiple functions including the impact of eliminating duplicative positions resulting from acquisitions, and $3.2 million primarily resulting from the restructuring of facilities that will no longer be utilized. In addition, during fiscal year 2014, we have recorded certain other charges that totaled $2.9 million primarily for litigation contingency reserves.
For fiscal year 2013, we recorded net restructuring charges of $16.9 million, which included a $15.3 million severance charge related to the reduction of headcount by approximately 300 employees across multiple functions. In addition to the restructuring charges, we recorded a net gain of $0.5 million primarily related to the sale of two immaterial product lines.

Other Expense, Net
Other expense, net consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other expense, net, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Interest income	$2.6	$2.3	$1.6	13.0%	43.8%
Interest expense	(118.6)	(132.7)	(137.8)	(10.6)%	(3.7)%
Other expense, net	(19.5)	(3.3)	(9.0)	490.9%	(63.3)%
Total other expense, net	$(135.5)	$(133.7)	$(145.2)
As a percentage of total revenue	(7.0)%	(7.0)%	(7.8)%

Fiscal Year 2015 Compared to Fiscal Year 2014
Total other expense for fiscal year 2015 increased $1.8 million, as compared to fiscal year 2014. The net increase in expense was driven by a $17.7 million loss on extinguishment of debt resulting from the partial exchange of our 2031 debentures in fiscal year 2015, offset by the reduction in interest expense due to the redemption of the $250.0 million 2.75% convertible debentures in the fourth quarter of fiscal year 2014.
Fiscal Year 2014 Compared to Fiscal Year 2013
Total other expense for fiscal year 2014 decreased $11.5 million, as compared to fiscal year 2013. The net decrease was driven by a $5.1 million decrease in interest expense and a $2.2 million decrease in the loss related to our security price guarantees as compared to the prior year.
Provision (Benefit) for Income Taxes
The following table shows the provision (benefit) for income taxes and the effective income tax rate (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Provision (benefit) for income taxes	$34.5	$(4.7)	$18.6	(834.0)%	(125.3)%
Effective income tax rate	(42.9)%	3.0%	(19.2)%
Our effective income tax rate is influenced by the level and mix of earnings and losses by taxing jurisdiction in combination with the applicable differences between U.S. and foreign tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income in the current year can result in pre-tax income being higher or lower than the prior year in countries with lower statutory tax rates, which causes our effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. Our international headquarters is located in Dublin, Ireland and is our principal entity selling to customers in countries outside of North America and Japan. The international right to use U.S.-owned intellectual property resides with our Irish headquarters entity. While our Ireland subsidiaries make royalty and other payments to the United States, the majority of profits earned by the Irish entities are retained offshore to fund our future growth in Europe, the Middle East, Africa and the Asia Pacific regions. In future periods, if our foreign profits grow, we expect substantially all of our income before income taxes from foreign operations will be earned in Ireland. The statutory rate related to our Ireland profits is lower than the U.S., statutory rate and as a result we would expect our effective tax rate to decrease as profits in Ireland increase.
Fiscal Year 2015 Compared to Fiscal Year 2014
Our effective income tax rate was approximately (42.9)% in fiscal year 2015, compared to approximately 3.0% in fiscal year 2014. Provision for income taxes increased $39.2 million million in fiscal year 2015 as compared to fiscal year 2014 due to a non-recurring release of domestic valuation allowance totaling $31.2 million recorded in fiscal year 2014 in connection with our recording of acquired deferred tax liabilities established in purchase accounting. In addition, our mix of pre-tax income in each year impacts our provision for income taxes.

Fiscal Year 2014 Compared to Fiscal Year 2013
Our effective income tax rate was approximately 3.0% in fiscal year 2014, compared to approximately (19.2)% in fiscal year 2013. Provision for income taxes decreased $23.3 million in fiscal year 2014 as compared to fiscal year 2013. In fiscal year 2014, we recorded a non-recurring release of domestic valuation allowance totaling $31.2 million in connection with our recording of acquired deferred tax liabilities established in purchase accounting. In addition, the effective income tax rate in fiscal year 2014 was impacted by our foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
The effective income tax rate was also impacted by our foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate. This rate differential is driven by our subsidiaries in Ireland. In fiscal year 2013, this lower foreign tax rate differential was offset by the impact of the transfer of intangible property between certain of our foreign subsidiaries with significantly different local statutory tax rates. Although the transfer of intangible property between consolidated entities did not result in any gain in the consolidated results of operations, we generated a taxable gain in certain jurisdictions. The future tax deductions associated with the amortization of the transferred intangibles will be generated in a jurisdiction that will not generate an offsetting tax benefit in future periods. (See Note 18 of our Notes to Consolidated Financial Statements.)
SEGMENT ANALYSIS
We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile and Consumer, Enterprise, and Imaging. Segment profit is an important measure used for evaluating performance and for decision-making purposes and reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. Segment profit represents income (loss) from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other expense, net and certain unallocated corporate expenses. We believe that these adjustments allow for more complete comparisons to the financial results of the historical operations.
In October 2014, we realigned our product portfolio which resulted in a change in the composition of our Mobile and Enterprise reporting units. Accordingly, the segment results in prior periods have been reclassified to conform to the current period segment reporting presentation.

The following table presents segment results (dollars in millions):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Segment Revenues(a)
Healthcare	$937.6	$942.7	$911.6	(0.5)%	3.4%
Mobile and Consumer	454.4	441.0	461.5	3.0%	(4.4)%
Enterprise	349.3	367.1	341.1	(4.8)%	7.6%
Imaging	237.7	236.3	243.4	0.6%	(2.9)%
Total segment revenues	$1,979.1	$1,987.1	$1,957.6	(0.4)%	1.5%
Less: acquisition related revenue adjustments	(47.9)	(63.6)	(102.4)	(24.7)%	(37.9)%
Total revenues	$1,931.1	$1,923.5	$1,855.3	0.4%	3.7%
Segment Profit
Healthcare	$333.6	$340.1	$352.2	(1.9)%	(3.4)%
Mobile and Consumer	115.1	75.8	131.7	51.8%	(42.4)%
Enterprise	92.4	88.1	90.3	4.9%	(2.4)%
Imaging	89.3	89.1	98.2	0.2%	(9.3)%
Total segment profit	$630.5	$593.1	$672.3	6.3%	(11.8)%
Segment Profit Margin
Healthcare	35.6%	36.1%	38.6%	(0.5)	(2.5)
Mobile and Consumer	25.3%	17.2%	28.5%	8.1	(11.3)
Enterprise	26.5%	24.0%	26.5%	2.5	(2.5)
Imaging	37.6%	37.7%	40.3%	(0.1)	(2.6)
Total segment profit margin	31.9%	29.8%	34.3%	2.1	(4.5)

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

Segment Revenues

Fiscal Year 2015 Compared to Fiscal Year 2014

•
Healthcare segment revenues decreased $5.1 million for the year ended September 30, 2015, as compared to the year ended September 30, 2014. Maintenance and support revenue increased $10.9 million driven by strong renewals in Dragon Medical. Product and licensing revenue decreased $15.2 million driven by lower revenue from our Dragon Medical solutions as we continue to see a shift toward a term-licensing model. Professional services and hosting revenue decreased $0.8 million primarily driven by an increase of $7.5 million in professional services from both of our CDI and coding solutions and Diagnostic solutions, offset by a $8.3 million decrease in hosting revenue as we continue to experience some erosion of revenue in our transcription services.

•
Mobile and Consumer segment revenues increased $13.4 million for the year ended September 30, 2015, as compared to the year ended September 30, 2014. Professional services and hosting revenue increased $18.5 million driven primarily by growth in our mobile connected services. Maintenance and support revenue decreased $3.2 million and product and licensing revenue decreased $1.9 million primarily driven by a decrease in mobile license sales as the device market continues to consolidate.

•
Enterprise segment revenues decreased $17.8 million for the year ended September 30, 2015, as compared to the year ended September 30, 2014. Professional services and hosting revenues decreased $17.5 million driven by lower sales in customer care OnPremise implementations which has been challenged by customers' growing preference for on-demand implementation.

•
Imaging segment revenues increased $1.4 million for the year ended September 30, 2015, as compared to the year ended September 30, 2014, primarily driven by revenues from a recent acquisition, partially offset by continued declines in our desktop product sales.

Fiscal Year 2014 Compared to Fiscal Year 2013

•
Healthcare segment revenues increased $31.1 million for the year ended September 30, 2014, as compared to the year ended September 30, 2013. Maintenance and support revenue increased $10.8 million driven by strong renewals related to our Dragon Medical licenses. Product and licensing revenue increased $10.6 million driven by higher sales in Dragon Medical licenses. Professional services and hosting revenue increased $9.7 million due to acquisitions adding $18.8 million in revenues, offset by the negative impact from the continued erosion resulting from customers' migration to electronic medical records.

•
Mobile and Consumer segment revenues decreased $20.5 million for the year ended September 30, 2014, as compared to the year ended September 30, 2013. Product and licensing revenue declined $37.3 million, driven primarily by a $25.8 million decrease in embedded license sales in our device business, as our markets and customers continued to shift toward on-demand and ratable pricing models. In addition, there was an $11.5 million decrease in sales of our Dragon desktop consumer products due to an overall weakness in desktop software sales. Professional services and hosting revenue increased $15.2 million driven primarily by our recent acquisitions.

•
Enterprise segment revenues increased $26.0 million for the year ended September 30, 2014, as compared to the year ended September 30, 2013. Professional services and hosting revenue increased $47.2 million driven by our recent acquisitions. Product and licensing revenue decreased $29.1 million as a result of lower sales of our on-premise solutions. Maintenance and support revenue increased $7.9 million driven by strong renewals related to our on-premise solutions.

•
Imaging segment revenues decreased $7.1 million for the year ended September 30, 2014, as compared to the year ended September 30, 2013, as a result of a decrease of $19.7 million in product and licensing revenue due to lower sales of our multi-functional peripheral products as well as reduced demand for packaged software, offset by a $10.2 million increase in maintenance and support revenue.

Segment Profit

Fiscal Year 2015 Compared to Fiscal Year 2014

•
Healthcare segment profit for the year ended September 30, 2015 decreased 1.9% from the same period last year, primarily driven by increased research and development as well as selling expenses. Segment profit margin decreased 0.5 percentage points, from 36.1% for the same period last year to 35.6% during the current period. The decrease in segment profit margin was primarily driven by a decrease of 0.4 percentage points in margin due to increased research and development spending driven by incremental costs associated with a collaboration agreement, and a 0.4 percentage point decrease in margin due to higher selling expense, partially offset by a 0.3 percentage point increase due to improved gross margins.

•
Mobile and Consumer segment profit for the year ended September 30, 2015 increased 51.8% from the same period last year, primarily driven by increased revenues and lower operating expenses. Segment profit margin increased 8.1 percentage points, from 17.2% for the same period last year to 25.3% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 4.9 percentage points related to lower sales and marketing expenses, 2.0 percentage points related to decreased research and development spending and 1.2 percentage points in gross margin improvement.

•
Enterprise segment profit for the year ended September 30, 2015 increased 4.9% from the same period last year, driven by lower operating expense partially offset by impact from lower revenues. Segment profit margin increased 2.5 percentage points, from 24.0% for the same period last year to 26.5% in the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 1.0 percentage point due to higher segment gross margins, 1.0 percentage point due to lower sales and marketing expenses and 0.5 percentage point due to decreased research and development spending.

•
Imaging segment profit for the year ended September 30, 2015 increased 0.2% from the same period last year, driven by improved gross profit partially offset by higher sales and marketing expenses. Segment profit margin decreased 0.1 percentage point, from 37.7% for the same period last year to of 37.6% during the current period.

Fiscal Year 2014 Compared to Fiscal Year 2013

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

•
Mobile and Consumer segment profit for the year ended September 30, 2014 decreased 42.4% from the same period last year, primarily driven by lower product and licensing revenue, increased costs to support the growth of our on-demand services and increased investments in research and development. Segment profit margin decreased 11.3 percentage points, from 28.5% for the same period last year to 17.2% during the current period. The decrease in segment profit margin was primarily driven by a 6.5 percentage point decrease in segment gross margin as our markets and customers continued to shift from embedded to on-demand solutions, driving increased costs to deploy large custom solutions for key customers, as well as a 5.4 percentage point increase in research and development spending related to acquisitions and investments to support cloud-based speech systems and natural language understanding advancements.

•
Enterprise segment profit for the year ended September 30, 2014 decreased 2.4% from the same period last year, driven by higher professional services and hosting revenue from our recent acquisitions. Segment profit margin decreased 2.5 percentage points, from 26.5% for the same period last year to 24.0% in the current period. The decrease in segment profit margin was driven by the decline in segment gross margin as a result of lower product and licensing sales.

•
Imaging segment profit for the year ended September 30, 2014 decreased 9.3% from the same period last year, driven by lower product and licensing sales. Segment profit margin decreased 2.6 percentage points, from 40.3% for the same period last year to 37.7% during the current period. The decrease in segment profit margin was primarily driven by increased sales and marketing spending to support new product launches.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities totaled $568.8 million as of September 30, 2015, a decrease of $19.4 million as compared to $588.2 million as of September 30, 2014. Our working capital at September 30, 2015 was $417.6 million compared to $522.5 million of working capital at September 30, 2014. As of September 30, 2015, our total accumulated deficit was $750.4 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions.
Cash and cash equivalents and marketable securities held by our international operations totaled $164.2 million and $71.5 million at September 30, 2015 and 2014, respectively. We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We expect the cash held overseas will continue to be used for our international operations, and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources and therefore do not anticipate repatriating these funds.
We believe our current cash and cash equivalents are sufficient to meet our operating needs for at least the next 12 months.
Cash provided by operating activities
Fiscal Year 2015 Compared to Fiscal Year 2014
Cash provided by operating activities for fiscal year 2015 was $487.6 million, an increase of $129.5 million, or 36%, as compared to cash provided by operating activities of $358.1 million for fiscal year 2014. The net increase was primarily driven by the following factors:

•	An increase of $94.8 million in cash flows resulting from a lower net loss, exclusive of non-cash adjustment items;

•
An increase of $41.3 million in cash flows generated by changes in working capital excluding deferred revenue. The increase in cash inflows was driven cash generation from accounts receivables due to 9 days of DSO improvement; and

•
Offset by a decrease in cash inflows of $6.7 million from deferred revenue. Deferred revenue continues to grow contributing cash inflow of $135.2 million in fiscal year 2015, as compared to $141.8 million in fiscal year 2014. The deferred revenue growth in fiscal year 2015 was driven primarily by mobile connected services and maintenance and support contracts.
Fiscal Year 2014 Compared to Fiscal Year 2013
Cash provided by operating activities for fiscal year 2014 was $358.1 million, a decrease of $36.9 million, or 9%, as compared to cash provided by operating activities of $395.0 million for fiscal year 2013. The net decrease was primarily driven by the following factors:

•	A decrease of $13.3 million in cash flows resulting from higher net loss, exclusive of non-cash adjustment items;

•	A decrease of $80.7 million in cash flows generated by changes in working capital excluding deferred revenue; and

•
Offset by an increase in cash inflows of $57.2 million from an overall increase in deferred revenue. The increase in deferred revenue was primarily attributable to continued growth in new mobile on-demand service offerings where a portion of the fees are collected upfront, and recognized as revenue over the life of the contract. Healthcare deferred revenue has also increased reflecting the shift to term-based licenses.

Cash used in investing activities
Fiscal Year 2015 Compared to Fiscal Year 2014
Cash used in investing activities for fiscal year 2015 was $206.1 million, a decrease of $104.9 million, or 34%, as compared to cash used in investing activities of $311.0 million for fiscal year 2014. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $169.7 million for business and technology acquisitions;

•	An increase in cash inflows of $18.9 million from the sales and maturities of marketable securities and other investments; and

•	Offset by an increase in cash outflows of $86.1 million for purchases of marketable securities and other investments.
Fiscal Year 2014 Compared to Fiscal Year 2013
Cash used in investing activities for fiscal year 2014 was $311.0 million, a decrease of $383.0 million, or 55%, as compared to cash used in investing activities of $693.9 million for fiscal year 2013. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $354.7 million for business and technology acquisitions; and

•
Offset by an increase in cash outflows of $23.2 million from purchases of marketable securities and other investments and an increase in cash inflows of $56.2 million from the sales and maturities of marketable securities and other investments.

Cash used in financing activities
Fiscal Year 2015 Compared to Fiscal Year 2014
Cash used in financing activities for fiscal year 2015 was $341.2 million, an increase of $34.0 million, or 11%, as compared to cash used in financing activities of $307.2 million for fiscal year 2014. The net increase was primarily driven by the following factors:

•
An increase in cash outflows of $271.8 million related to our share repurchase program. We repurchased 19.8 million shares of our common stock for total cash outflows of $298.3 million in fiscal year 2015 as compared to 1.6 million shares of our common stock for total cash outflows of $26.5 million in fiscal year 2014;

•
An increase in cash outflows of $17.4 million as a result of higher cash payments required to net share settle employee equity awards due to an increase in vesting during fiscal year 2015 as compared to fiscal year 2014;

•
An increase in cash outflows of $6.0 million for the payment of long-term debt. The fiscal year 2015 activity included extinguishment on part of our 2031 Debentures for $256.2 million in exchange for $263.9 million of our new 2035 Debentures. The fiscal year 2014 activity included the redemption of the 2027 Debentures for $250.0 million; and

•	Offset by an increase in cash inflows of $253.2 million from the issuance of the 2035 Debentures, net of issuance costs in fiscal year 2015.
Fiscal Year 2014 Compared to Fiscal Year 2013
Cash used in financing activities for fiscal year 2014 was $307.2 million, an increase of $286.5 million, or 1,387%, as compared to cash used in financing activities of $20.7 million for fiscal year 2013. The net increase was primarily driven by the following factors:

•
A decrease in cash inflows of $625.2 million from proceeds of debt issuances. Fiscal year 2013 activities included proceeds of $351.7 million of Senior Notes due in 2020 issued in the first quarter of fiscal year 2013 together with $277.1 million related to the amendment of our Credit Facility in August 2013;

•
Offset by a decrease in cash outflows of $170.6 million for the payment of long-term debt. The fiscal year 2014 activity included the redemption of the 2027 Debentures for $250.0 million. Fiscal year 2013 activities included payments of $277.1 million related to the amendment of our Credit Facility in August 2013 and $143.5 million related to on our term loan in October 2012;

•
A decrease in cash outflows of $157.9 million related to our share repurchase program. We repurchased 1.6 million shares of our common stock for total cash outflows of $26.5 million in fiscal year 2014 as compared to 9.8 million shares of our common stock for total cash outflows of $184.4 million in fiscal year 2013; and

•
A decrease in cash outflows of $20.4 million as a result of lower cash payments required to net share settle employee equity awards, due to our lower stock price during fiscal year 2014 as compared to fiscal year 2013.

Credit Facilities and Debt
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”). Total proceeds, net of debt issuance costs, were $253.2 million. The 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears, beginning on November 1, 2015. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on November 1, 2021, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 2035 Debentures on November 1, 2021, 2026, or 2031. The 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2035 Debentures. The 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital. The aggregate debt discount of $63.0 million is being amortized to interest expense using the effective interest rate method through November 2021. As of September 30, 2015, the ending unamortized discount was $60.5 million and the ending unamortized deferred debt issuance costs were $2.3 million.
If converted, the principal amount of the 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $23.26 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to May 1, 2035, on any date during any fiscal quarter beginning after September 30, 2015 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2035 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2035. Additionally, we may redeem the 2035 Debentures, in whole or in part, on or after November 5, 2021 for cash at a price equal to 100% of the principal amount of the 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2035 Debentures held by such holder on November 1, 2021, November 1, 2026, or November 1, 2031 at par plus accrued and unpaid interest. Upon repurchase, we will pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election, with the exception that we may not elect to pay cash in lieu of more than 80% of the number of our common shares we would be obligated to deliver. If we undergo a fundamental change (as described in the indenture for the 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2015, none of the conversion criteria were met for the 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. The net proceeds from the Notes were approximately $689.1 million, net of issuance costs. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. As of September 30, 2015 and 2014, the ending unamortized premium was $3.8 million and $4.6 million, respectively, and the ending unamortized deferred debt issuance costs were $9.2 million and $11.1 million, respectively.
On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes due 2020 (the "Notes"). The Notes were issued pursuant to the indenture agreement dated August 14, 2012, relating to our existing $700 million aggregate principal amount of 5.375% Senior Notes due in 2020. Total proceeds received, net of issuance costs, were $351.7 million.
The Notes are our unsecured senior obligations and are guaranteed (the “Guarantees”) on an unsecured senior basis by substantially all of our direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all our secured debt and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, our subsidiaries that have not guaranteed the Notes.
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
2.75% Convertible Debentures due 2031
On October 24, 2011, we sold $690.0 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement. Total proceeds, net of debt issuance costs, were $676.1 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 2031 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. We initially allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital.
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our new 2035 Debentures. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs, and $17.7 million was recorded in other expense, net, in the accompanying consolidated statements of operations. Following the closings of the exchange, $433.8 million in aggregate principal amount of our 2031 Debentures remain outstanding. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through November 2017. As of September 30, 2015 and 2014, the ending unamortized discount was $39.1 million and $88.8 million, respectively, and the ending unamortized deferred debt issuance costs were $2.3 million and $5.5 million, respectively.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2031 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2015 and 2014, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Credit Facility
As of September 30, 2015, the amended and restated credit agreement, entered into on August 7, 2013, includes a term loan, with a principal balance of $472.5 million, and a $75.0 million revolving credit line, including letters of credit (together, the "Credit Facility"). The term loans mature on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of September 30, 2015, there were $6.3 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
The term loans bear interest, at our option, at a base rate determined in accordance with the amended and restated credit agreement, plus a spread of 1.75%, or a LIBOR rate plus a spread of 2.75%. The revolving credit line bears interest, at our option, at a base rate determined in accordance with the amended and restated credit agreement, plus a spread of 0.50% to 0.75%, or a LIBOR rate plus a spread of 1.50% to 1.75%, in each case determined based on our consolidated net leverage ratio.
Under terms of the Credit Facility, interest is payable periodically at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at September 30, 2015 is as follows:

Description	Base Rate Margin		LIBOR Margin
Term loans maturing August 2019	1.75%		2.75%
Revolving facility due August 2018	0.50% - 0.75%	(a)	1.50% - 1.75%	(a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.
At September 30, 2015, the applicable margins were 2.75%, with an effective rate of 2.95%, on the remaining term loans balance of $472.5 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit line at a rate ranging from 0.250% to 0.375% per annum, based upon our leverage ratio. As of September 30, 2015, the commitment fee rate was 0.375%.
The Credit Facility contains covenants including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2015, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of September 30, 2015, we were in compliance with the requirements of our other long-term debt.
We capitalized debt discount and issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method, through August 2018 for costs associated with the revolving credit line and through August 2019 for the remainder of the balance. As of September 30, 2015 and 2014, the ending unamortized discount was $0.8 million and $1.0 million, respectively, and the ending unamortized deferred debt issuance costs were $1.8 million and $2.4 million, respectively.
Principal payments on the term loan of $472.5 million are due in quarterly installments of $1.2 million through August 2019, at which point the remaining balance becomes due. In addition, an annual excess cash flow sweep, as defined in the Credit Facility, is payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flows in any period and no additional payments are required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount
2016	$4,834
2017	4,834
2018	4,834
2019	458,040
Total	$472,542

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
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 19.8 million shares for $299.2 million during the fiscal year ended September 30, 2015 under the program. These shares were retired upon repurchase. Approximately $490.0 million remained available for stock repurchases as of September 30, 2015 pursuant to our stock repurchase program. Under the terms of the share repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Contractual Obligations
The following table outlines our contractual payment obligations as of September 30, 2015 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2016	2017 and 2018	2019 and 2020	Thereafter
Credit Facility(1)	$472.5	$4.8	$9.6	$458.1	$—
Convertible Debentures(2)	697.7	—	433.8	—	263.9
Senior Notes	1,050.0	—	—	1,050.0	—
Interest payable on long-term debt(3)	392.9	86.4	167.4	133.2	5.9
Letter of Credit(4)	6.3	—	6.3	—	—
Lease obligations and other liabilities:
Operating leases	222.8	36.7	57.0	31.6	97.5
Operating leases under restructuring(5)	47.5	5.7	8.8	8.9	24.1
Purchase Commitments(6)	9.5	9.5	—	—	—
Total contractual cash obligations	$2,899.2	$143.1	$682.9	$1,681.8	$391.4

(1)	Principal is paid on a quarterly basis under the Credit Facility.

(2)	Holders of the 2035 Debentures have the right to require us to redeem the Debentures on November 1, 2021, 2026, and 2035.

(3)
Interest on the Credit Facility is due and payable monthly and is estimated using the effective interest rate as of September 30, 2015. Interest is due and payable semi-annually under the 2031 Debentures at a rate of 2.75% and under the 2035 Debentures at a rate of 1.5%. Interest is due and payable semi-annually on the Senior Notes at a rate of 5.375%.

(4)	Letters of Credit are in place primarily to secure future operating lease payments.

(5)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of September 30, 2015, we have subleased certain of the facilities with total sublease income of $53.4 million through fiscal year 2025.

(6)
These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

The gross liability for unrecognized tax benefits as of September 30, 2015 was $22.2 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Contingent Liabilities and Commitments
In connection with certain acquisitions, we may agree to make contingent cash payments to the selling shareholders of the acquired companies upon the achievement of specified objectives. As of September 30, 2015, we may be required to make up to $34.7 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $4.7 million, are recorded as compensation expense over the applicable employment period.

Financial Instruments
We use financial instruments to manage our foreign exchange risk. We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At September 30, 2015 and 2014, we had outstanding contracts with a total notional value of $138.5 million and $283.1 million, respectively.

From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in other expense, net in our consolidated statements of operations. We have no outstanding shares subject to security price guarantees at September 30, 2015. During the years ended September 30, 2015, 2014 and 2013, we recorded $0.2 million, $4.4 million and $6.6 million, respectively of losses associated with these contracts and we paid cash totaling $0.3 million, $5.3 million and $3.8 million, respectively, upon the settlement of the agreements.
Pension Plans
We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $0.3 million, $0.2 million and $1.3 million for fiscal years 2015, 2014 and 2013, respectively. The aggregate projected benefit obligation and aggregate net liability of our defined benefit plans as of September 30, 2015 was $35.5 million and $7.3 million, respectively, and as of September 30, 2014 was $34.9 million and $5.0 million, respectively.
Off-Balance Sheet Arrangements
Through September 30, 2015, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts and sales returns; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations, including contingent consideration; accounting for stock-based compensation; accounting for derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. Our management bases its estimates on historical experience, market participant fair value considerations, projected future cash flows and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.
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

The sale and/or license of software solutions and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. We also have non-software arrangements including hosting services where the customer does not take possession of the software at the outset of the arrangement either because they have no contractual right to do so or because significant penalties preclude them from doing so. Generally we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable.

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

For our software and software-related multiple element arrangements, where customers purchase both software related products and software related services, we use vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. For the undelivered elements, VSOE of fair value is required in order to separate the accounting for various elements in a software and related services arrangement. We have established VSOE of fair value for the majority of our PCS, professional services, and training.

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

We enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including software licenses, PCS, professional services, and our hosting services. In such arrangements, we allocate total arrangement consideration to software or software-related elements and any non-software element separately based on the selling price hierarchy group following our policies. We determine the selling price for each deliverable using VSOE of selling price, if it exists, or Third Party Evidence (“TPE”) of selling price. Typically, we are unable to determine TPE of selling price. Therefore, when neither VSOE nor TPE of selling price exist for a deliverable, we use our Estimate of Selling Price (“ESP”) for the purposes of allocating the arrangement consideration. We determine ESP for a product or service by considering multiple factors including, but not limited to, major project groupings, market conditions, competitive landscape, price list and discounting practices. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

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
Goodwill, Intangible and Other Long-Lived Assets and Impairment Assessments. We have significant long-lived tangible and intangible assets, including goodwill with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant finite-lived tangible and intangible assets are customer relationships, licensed technology, patents and core technology, completed technology, fixed assets and trade names. All finite-lived intangible assets are amortized over the estimated economic lives of the assets, generally using the straight-line method except where the pattern of the expected economic benefit is readily identifiable, primarily customer relationship intangibles, whereby amortization follows that pattern. The values of intangible assets determined in connection with a business combination, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment based on a comparison of the fair value of our reporting units to their recorded carrying values. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss and is only performed if the carrying value exceeds the fair value of the reporting unit. Our annual impairment assessment date is July 1 of each fiscal year. We have six reporting units based on the level of information provided to, and review thereof, by our segment management. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.
We determine fair values for each of the reporting units based on consideration of the income approach, the market comparable approach and the market transaction approach. For purposes of the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future after-tax cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit, which we believe are consistent with other market participants. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 10.6% to 15.2%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparable entities is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.
The carrying values of the reporting units were determined based on an allocation of our assets and liabilities, through specific allocation of certain assets and liabilities, to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to our total revenues and operating expenses. Goodwill was initially allocated to our reporting units based on the relative fair value of the units at the date we implemented the current reporting unit structure. Goodwill subsequently acquired through acquisitions is allocated to the applicable reporting unit based upon the relative fair value of the acquired business. Certain corporate assets and liabilities that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values.
As of our annual impairment assessment date for fiscal year 2015, our estimated fair values of our reporting units substantially exceeded their carrying values and we concluded, based on the first step of the process, that there was no impairment of goodwill. The fair value exceeded the carrying value by more than 50% for each of our reporting units, with the exception of our Mobile reporting unit. The fair value exceeded the carrying value of our Mobile reporting unit by approximately 16%. Goodwill allocated to our Mobile reporting unit is approximately $1.1 billion as of July 1, 2015 and September 30, 2015. Our Mobile reporting unit, specifically our devices business, has experienced a decline in fair value as a result of a weakening revenue stream from sales to device OEMs with growth opportunity limited by the consolidation of this market to a small number of customers as well as increased competition in speech and natural language technologies and services sold to device OEMs. The operating plans and projections, which are the basis for the reporting unit fair value, anticipate these weakening conditions for the device business and include revenue from new device markets and product offerings currently under development to offset this weakness in revenue. Determining the fair value of a reporting unit or asset group involves the use of significant estimates and assumptions, which we believe to be reasonable, that are unpredictable and inherently uncertain. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, our ability to launch new product and new market penetrations, and determination of appropriate market comparables. Significant adverse changes in our future revenues and/or operating margins, significant degradation in the enterprise values of comparable companies for our reporting units, changes in our organization or management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) changes to reporting units or asset groups, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates, could result in the determination that all or a portion of our goodwill is impaired that could materially impact future results of operations and financial position in the reporting period identified.
In October 2014, we realigned our product portfolio which resulted in a change in the composition of our Mobile and Enterprise reporting units. We have reallocated goodwill among the affected reporting units, based on their relative fair value. We reallocated $29.9 million of goodwill from our Dragon Consumer ("DNS") reporting unit into our Mobile reporting unit, and reallocated $10.5 million of goodwill from our Mobile reporting unit to our Enterprise reporting unit. The DNS and Mobile reporting units are both included in our Mobile and Consumer reportable segment. As a result of this change, we determined that we had a triggering event requiring us to perform an impairment test on our DNS, Mobile, and Enterprise reporting units. We completed our impairment test during the first quarter of fiscal year 2015, and the fair value of the reorganized reporting units, both before and after the product realignment, substantially exceeded their carrying values.
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
Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not after consideration of all available evidence. As the income tax returns are not due and filed until after the completion of our annual financial reporting requirements, the amounts recorded for the current period reflect estimates for the tax-based activity for the period. In addition, estimates are often required with respect to, among other things, the appropriate state and foreign income tax rates to use, the potential utilization of operating loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future. Tax laws and tax rates vary substantially in these jurisdictions, and are subject to change given the political and economic climate. We report and pay income tax based on operational results and applicable law. Our tax provision contemplates tax rates currently in effect to determine both our current and deferred tax provisions.

Any significant fluctuation in rates or changes in tax laws could cause our estimates of taxes we anticipate either paying or recovering in the future to change. Such changes could lead to either increases or decreases in our effective tax rate.
Balance sheet classification of current and long-term deferred income tax assets and liabilities is based upon the classification of the underlying asset or liability that gives rise to a temporary difference. As such, we have historically estimated the future tax consequence of certain items, including bad debts, inventory valuation, and accruals that cannot be deducted for income tax purposes until such expenses are actually paid or disposed. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. With respect to earnings expected to be indefinitely reinvested offshore, we do not accrue tax for the repatriation of such foreign earnings.
We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. If positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, existed it would be difficult for it to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.
As of September 30, 2015, we have $241.8 million of valuation allowances recorded against all U.S. deferred tax assets and certain foreign deferred tax assets. If we are subsequently able to utilize all or a portion of the deferred tax assets for which the remaining valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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
Loss Contingencies.  We are subject to legal proceedings, lawsuits and other claims relating to labor, service and other matters arising in the ordinary course of business, as discussed in Note 16 of Notes to our Consolidated Financial Statements. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on our consolidated financial position, results of operations and cash flows or do not apply to our operations.
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. ASU 2015-16 is effective for us in the first quarter of fiscal year 2017. We do not believe that ASU 2015-16 will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The amendments in the ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for us in the first quarter of fiscal year 2017, with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis to each individual period presented. Upon implementation, the change in reporting debt issuance costs will require us to reclassify our deferred financing costs, which are $15.7 million and $19.0 million at September 30, 2015 and 2014, respectively, from an asset to a reduction of the reported debt balance. ASU 2015-03 will reduce our assets and liabilities but will have no impact on our shareholders' equity, results of operations or cash flows.
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
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, "Compensation - Stock Compensation," as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal year 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not believe that ASU 2014-12 will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal year 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We do not believe that ASU 2014-08 will have a material impact on our consolidated financial statements.

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

Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the applicable period. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the euro, British pound, Brazilian Real, Canadian dollar, Japanese yen, Indian rupee and Hungarian forint.
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2015 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The outstanding contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $138.5 million at September 30, 2015. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents, and the outstanding debt under the Credit Facility.
At September 30, 2015, we held approximately $568.8 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase approximately $4.5 million, based on the September 30, 2015 reported balances of our investment accounts.
At September 30, 2015, our total outstanding debt balance exposed to variable interest rates was $472.5 million. A hypothetical change in market rates would have an impact on interest expense and amounts payable. Assuming a one percentage point increase in interest rates, our interest expense relative to our outstanding variable rate debt would increase $4.7 million per annum.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of September 30, 2015, we have no security price guarantees outstanding.
2031 Debentures and 2035 Debentures
The fair values of our 2031 Debentures and 2035 Debentures are dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market values of these debentures will generally increase or decrease as the market price of our common stock changes. The fair market values of these debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market values of these debentures but do not impact our financial position, results of operations or cash flows due to the fixed nature of the debt obligations. However, increases in the value of our common stock above the stated trigger price for each issuance for a specified period of time may provide the holders of these debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement.

Our debentures trade in the financial markets, and the fair value at September 30, 2015 was $439.8 million for the 2031 Debentures, based on an average of the bid and ask prices for the issuances on that day. This compares to conversion values on September 30, 2015 of approximately $219.9 million. A 10% increase in the stock price over the September 30, 2015 closing price of $16.37 would have an estimated $2.6 million increase to the fair value and a $22.0 million increase to the conversion value of the debentures. The fair value at September 30, 2015 was $273.4 million for the 2035 Debentures, based on an average of the bid and ask prices for the issuances on that day. This compares to conversion values on September 30, 2015 of approximately $185.7 million. A 10% increase in the stock price over the September 30, 2015 closing price of $16.37 would have an estimated $13.1 million increase to the fair value and a $18.6 million increase to the conversion value of the debentures.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 18, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuance Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2015 and our report dated November 18, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 18, 2015

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues:
Product and licensing	$696,290	$710,988	$753,665
Professional services and hosting	919,479	910,916	832,428
Maintenance and support	315,367	301,547	269,186
Total revenues	1,931,136	1,923,451	1,855,279
Cost of revenues:
Product and licensing	91,839	97,550	99,381
Professional services and hosting	619,880	633,248	550,881
Maintenance and support	54,514	52,553	52,705
Amortization of intangible assets	63,646	60,989	63,583
Total cost of revenues	829,879	844,340	766,550
Gross profit	1,101,257	1,079,111	1,088,729
Operating expenses:
Research and development	310,332	338,543	289,209
Sales and marketing	410,882	424,544	419,691
General and administrative	182,456	184,663	180,019
Amortization of intangible assets	104,630	109,063	105,258
Acquisition-related costs, net	14,379	24,218	29,685
Restructuring and other charges, net	23,669	19,443	16,385
Total operating expenses	1,046,348	1,100,474	1,040,247
Income (loss) from operations	54,909	(21,363)	48,482
Other income (expense):
Interest income	2,635	2,345	1,615
Interest expense	(118,564)	(132,675)	(137,767)
Other expense, net	(19,452)	(3,327)	(9,010)
Loss before income taxes	(80,472)	(155,020)	(96,680)
Provision (benefit) for income taxes	34,538	(4,677)	18,558
Net loss	$(115,010)	$(150,343)	$(115,238)
Net loss per share:
Basic	$(0.36)	$(0.47)	$(0.37)
Diluted	$(0.36)	$(0.47)	$(0.37)
Weighted average common shares outstanding:
Basic	317,028	316,936	313,587
Diluted	317,028	316,936	313,587

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Net loss	$(115,010)	$(150,343)	$(115,238)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(89,844)	(27,639)	11,244
Pension adjustments	(3,041)	(3,189)	2,599
Unrealized loss on marketable securities	(45)	—	—
Total other comprehensive (loss) income, net	(92,930)	(30,828)	13,843
Comprehensive loss	$(207,940)	$(181,171)	$(101,395)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$479,449	$547,230
Marketable securities	57,237	40,974
Accounts receivable, less allowances for doubtful accounts of $9,184 and $11,491	373,162	428,266
Prepaid expenses and other current assets	76,777	92,040
Deferred tax assets	57,309	55,990
Total current assets	1,043,934	1,164,500
Marketable securities	32,099	—
Land, building and equipment, net	186,007	191,411
Goodwill	3,378,334	3,410,893
Intangible assets, net	796,285	915,483
Other assets	148,686	137,997
Total assets	$5,585,345	$5,820,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,834	$4,834
Contingent and deferred acquisition payments	15,651	35,911
Accounts payable	56,581	61,760
Accrued expenses and other current liabilities	224,609	241,279
Deferred revenue	324,709	298,225
Total current liabilities	626,384	642,009
Long-term portion of debt	2,118,821	2,127,392
Deferred revenue, net of current portion	343,452	249,879
Deferred tax liabilities	162,476	156,235
Other liabilities	68,960	62,777
Total liabilities	3,320,093	3,238,292
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value; 560,000 shares authorized; 313,531 and 324,621 shares issued and 309,781 and 320,870 shares outstanding, respectively	314	325
Additional paid-in capital	3,149,060	3,153,033
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(116,945)	(24,015)
Accumulated deficit	(750,389)	(530,563)
Total stockholders’ equity	2,265,252	2,581,992
Total liabilities and stockholders’ equity	$5,585,345	$5,820,284
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2012	3,562	$4,631	315,821	$316	$2,908,302	3,751	$(16,788)	$(7,030)	$(161,155)	$2,728,276
Issuance of common stock under employee stock plans			11,261	11	30,205					30,216
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(2,854)	(3)	(59,688)					(59,691)
Stock-based compensation					179,442					179,442
Repurchase and retirement of common stock			(9,805)	(10)	(91,367)				(93,011)	(184,388)
Conversion of preferred stock	(3,562)	(4,631)	3,562	4	4,627					—
Issuance of common stock in connection with acquisitions and collaboration agreements			1,146	1	22,461					22,462
Reclassification from temporary equity					18,430					18,430
Other, net			234	—	4,662					4,662
Net loss									(115,238)	(115,238)
Other comprehensive income								13,843		13,843
Balance at September 30, 2013	—	—	319,365	319	3,017,074	3,751	(16,788)	6,813	(369,404)	2,638,014
Issuance of common stock under employee stock plans			9,339	9	22,643					22,652
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(2,678)	(1)	(40,993)					(40,994)
Stock-based compensation					166,224					166,224
Repurchase and retirement of common stock			(1,639)	(2)	(15,665)				(10,816)	(26,483)
Issuance of common stock in connection with acquisitions and collaboration agreements			234	—	3,750					3,750
Net loss									(150,343)	(150,343)
Other comprehensive income								(30,828)		(30,828)
Balance at September 30, 2014	—	—	324,621	325	3,153,033	3,751	(16,788)	(24,015)	(530,563)	2,581,992
Issuance of common stock under employee stock plans			12,322	12	25,764					25,776
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding			(3,917)	(4)	(59,904)					(59,908)
Stock-based compensation					175,714					175,714
Repurchase and retirement of common stock			(19,783)	(19)	(194,374)				(104,816)	(299,209)
Issuance of common stock in connection with acquisitions			288	—	4,469					4,469
Equity portion of convertible debt issuance/retirement, net of tax effect					44,358					44,358
Net loss									(115,010)	(115,010)
Other comprehensive loss								(92,930)		(92,930)
Balance at September 30, 2015	—	$—	313,531	$314	$3,149,060	3,751	$(16,788)	$(116,945)	$(750,389)	$2,265,252
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net loss	$(115,010)	$(150,343)	$(115,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	230,645	221,776	208,659
Stock-based compensation	176,776	192,964	159,325
Non-cash interest expense	29,378	36,719	40,019
Deferred tax provision (benefit)	16,690	(22,172)	(2,472)
Loss on extinguishment of debt	17,714	—	—
Other	9,843	(7,726)	(5,747)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	41,657	(39,502)	25,165
Prepaid expenses and other assets	(3,931)	(396)	10,988
Accounts payable	(3,218)	(28,617)	(26,843)
Accrued expenses and other liabilities	(48,118)	13,617	16,506
Deferred revenue	135,151	141,827	84,648
Net cash provided by operating activities	487,577	358,147	395,010
Cash flows from investing activities
Capital expenditures	(58,039)	(60,287)	(55,588)
Payments for business and technology acquisitions, net of cash acquired	(83,278)	(253,000)	(607,653)
Purchases of marketable securities and other investments	(148,697)	(62,639)	(39,435)
Proceeds from sales and maturities of marketable securities and other investments	83,867	64,975	8,768
Net cash used in investing activities	(206,147)	(310,951)	(693,908)
Cash flows from financing activities
Payments of debt	(261,051)	(255,038)	(425,634)
Proceeds from long-term debt, net of issuance costs	253,224	—	625,155
Payments for repurchase of common stock	(298,279)	(26,483)	(184,388)
Payments on other long-term liabilities	(3,003)	(2,890)	(1,688)
Payments for settlement of share-based derivatives, net	(340)	(5,286)	(3,801)
Proceeds from issuance of common stock from employee stock plans	25,776	22,652	30,216
Cash used to net share settle employee equity awards	(57,560)	(40,121)	(60,517)
Net cash used in financing activities	(341,233)	(307,166)	(20,657)
Effects of exchange rate changes on cash and cash equivalents	(7,978)	(918)	(2,088)
Net decrease in cash and cash equivalents	(67,781)	(260,888)	(321,643)
Cash and cash equivalents at beginning of year	547,230	808,118	1,129,761
Cash and cash equivalents at end of year	$479,449	$547,230	$808,118

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
Nuance Communications, Inc. (“we,” “Nuance,” or “the Company”) is a leading provider of voice recognition solutions and natural language understanding technologies. We work with companies around the world, from banks and hospitals to airlines, carriers, and car manufacturers, who use our solutions and technologies to create better experiences for their customers and their users by enhancing the users' experience, increasing productivity and customer satisfaction. We offer our customers high accuracy in automated speech recognition, capabilities for natural language understanding, dialog and information management, biometric speaker authentication, text-to-speech, optical character recognition capabilities, and domain knowledge, along with professional services and implementation support. Using advanced analytics and algorithms, our technologies create personalized experiences and transform the way people interact with information and the technology around them. We market and sell our solutions and technologies around the world directly through a dedicated sales force, through our e-commerce website and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, distributors, hardware vendors, and telecommunications carriers.
We operate in four reportable segments: Healthcare, Mobile and Consumer, Enterprise, and Imaging. See Note 19 for a description of each of these segments. We have completed several business acquisitions during the three years ended September 30, 2015, including Tweddle Technology Solutions Segment ("TGT") on May 31, 2013, J.A. Thomas and Associates, Inc. ("JA Thomas") on October 1, 2012, and numerous immaterial acquisitions. The results of operations from these acquired businesses have been included in our consolidated financial statements from their respective acquisition dates. See Note 3 for additional disclosure related to these acquisitions.
We have evaluated subsequent events from September 30, 2015 through the date of the issuance of these consolidated financial statements and have determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments. The most important of these relate to revenue recognition; the allowances for doubtful accounts and sales returns; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations, including contingent consideration; accounting for stock-based compensation; accounting for derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.
Basis of Consolidation
The consolidated financial statements include our accounts and those of our wholly-owned domestic and foreign subsidiaries. Intercompany transactions and balances have been eliminated.

Revenue Recognition
We derive revenue from the following sources: (1) software license agreements, including royalty and other usage-based arrangements, (2) professional services, (3) hosting services and (4) post-contract customer support ("PCS"). Our hosting services are generally provided through on-demand, usage-based or per transaction fee arrangements. Generally, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable. Our revenue recognition policies for these revenue streams are discussed below.

The sale and/or license of software solutions and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. We also have non-software arrangements including hosting services where the customer does not take possession of the software at the outset of the arrangement either because they have no contractual right to do so or because significant penalties preclude them from doing so.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For our software and software-related multiple element arrangements, where customers purchase both software related products and software related services, we use vendor-specific objective evidence (“VSOE”) of fair value for software and software-related services to separate the elements and account for them separately. VSOE exists when a company can support what the fair value of its software and/or software-related services is based on evidence of the prices charged when the same elements are sold separately. For the undelivered elements, VSOE of fair value is required in order to separate the accounting for various elements in a software and related services arrangement. We have established VSOE of fair value for the majority of our PCS, professional services, and training.

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

We offer some of our products via a Software-as-a-Service ("SaaS") model also known as a hosted model. In this type of arrangement, we are compensated in three ways: (1) fees for up-front set-up of the service environment (2) fees charged on a usage or per transaction basis, and (3) fees charged for on-demand service. Our up-front set-up fees are nonrefundable. We recognize the up-front set-up fees ratably over the longer of the contract lives or the expected lives of the customer relationships. The on-demand, usage-based or per transaction fees are due and payable as each individual transaction is processed through the hosted service and is recognized as revenue in the period the services are provided. The on-demand service fees are recognized ratably over our estimate of the useful life of devices on which the hosted service is provided.

We enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including software licenses, PCS, professional services, and our hosting services. In such arrangements, we allocate total arrangement consideration to software or software-related elements and any non-software element separately based on the selling price hierarchy group following our policies. We determine the selling price for each deliverable using VSOE of selling price, if it exists, or Third Party Evidence (“TPE”) of selling price. Typically, we are unable to determine TPE of selling price. Therefore, when neither VSOE nor TPE of selling price exist for a deliverable, we use our Estimate of Selling Price (“ESP”) for the purposes of allocating the arrangement consideration. We determine ESP for a product or service by considering multiple factors including, but not limited to, major project groupings, market conditions, competitive landscape, price list and discounting practices. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

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

Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment based on a comparison of the fair value of our reporting units to their recorded carrying values. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss and is only performed if the carrying value exceeds the fair value of the reporting unit. Our annual impairment assessment date is July 1 of each fiscal year. We have six reporting units based on the level of information provided to, and review thereof, by our segment management.

We determine fair values for each of the reporting units based on consideration of the income approach, the market comparable approach and the market transaction approach. For purposes of the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate future after-tax cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit, which we believe are consistent with other market participants. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 10.6% to 15.2%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.
The carrying values of the reporting units were determined based on an allocation of our assets and liabilities, through specific allocation of certain assets and liabilities, to the reporting units and an apportionment method based on relative size of the reporting units’ revenues and operating expenses compared to our total revenues and operating expenses. Goodwill was initially allocated to our reporting units based on the relative fair value of the units at the date we implemented the current reporting unit structure. Goodwill subsequently acquired through acquisitions is allocated to the applicable reporting unit based upon the relative fair value of the acquired business. Certain corporate assets and liabilities that are not instrumental to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units were excluded from the reporting units’ carrying values.
As of our annual impairment assessment date for fiscal year 2015, our estimated fair values of our reporting units substantially exceeded their carrying values and we concluded, based on the first step of the process, that there was no impairment of goodwill. The fair value exceeded the carrying value by more than 50% for each of our reporting units, with the exception of our Mobile reporting unit. The fair value exceeded the carrying value of our Mobile reporting unit by approximately 16%. Goodwill allocated to our Mobile reporting unit is approximately $1.1 billion as of July 1, 2015 and September 30, 2015. Our Mobile reporting unit, specifically our devices business, has experienced a decline in fair value as a result of a weakening revenue stream from sales to device OEMs with growth opportunity limited by the consolidation of this market to a small number of customers as well as increased competition in speech and natural language technologies and services sold to device OEMs. The operating plans and projections, which are the basis for the reporting unit fair value, anticipate these weakening conditions for the device business and include revenue from new device markets and product offerings currently under development to offset this weakness in revenue. Determining the fair value of a reporting unit or asset group involves the use of significant estimates and assumptions, which we believe to be reasonable, that are unpredictable and inherently uncertain. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, our ability to launch new product and new market penetrations, and determination of appropriate market comparables. Significant adverse changes in our future revenues and/or operating margins, significant degradation in the enterprise values of comparable companies for our reporting units, changes in our organization or management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) changes to reporting units or asset groups, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates, could result in the determination that all or a portion of our goodwill is impaired that could materially impact future results of operations and financial position in the reporting period identified.
Long-Lived Assets
Our long-lived assets consist principally of acquired intangible assets, internally developed software, land, and building and equipment. Internally developed software consists of capitalized costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage, along with post-implementation stages of internally developed software, are expensed as incurred. Internally developed software costs that have been capitalized are typically amortized over the estimated useful life, beginning with the date that an asset is ready for its intended use. Land, building and equipment are stated at cost. Building and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the related lease term or the estimated useful life. Depreciation is computed using the straight-line method. Repair and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included in operations.
We include in our amortizable intangible assets those intangible assets acquired in our business and asset acquisitions, including certain technology that is licensed from third parties. We amortize acquired intangible assets with finite lives over the estimated economic lives of the assets, generally using the straight-line method except where the pattern of the expected economic

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Marketable Securities and Minority Investments
Marketable Securities:  Marketable securities consist of time deposits and high-quality corporate debt instruments with stated maturities of more than 90 days. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. As of September 30, 2015, the total cost basis of our marketable securities was $57.2 million.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended September 30, 2015, 2014 and 2013, the activity related to accounts receivable allowances was as follows (dollars in thousands):

	Allowance for Doubtful Accounts	Allowance for Sales Returns
Balance at September 30, 2012	$6,933	$9,868
Bad debt provision	4,781	—
Write-offs, net of recoveries	(3,185)	—
Revenue adjustments, net	—	(4,208)
Balance at September 30, 2013	$8,529	$5,660
Bad debt provisions	3,917	—
Write-offs, net of recoveries	(955)	—
Revenue adjustments, net	—	4,268
Balance at September 30, 2014	$11,491	$9,928
Bad debt provisions	3,397	—
Write-offs, net of recoveries	(5,704)	—
Revenue adjustments, net	—	(1,756)
Balance at September 30, 2015	$9,184	$8,172
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
Inventories, net of allowances, consisted of the following (dollars in thousands):

	September 30, 2015	September 30, 2014
Components and parts	$6,850	$8,591
Finished products	2,144	3,862
Total Inventories	$8,994	$12,453
Accounting for Collaboration Agreements
Healthcare Collaboration Agreement
We have a collaboration agreement with a large healthcare provider and under the terms of the agreement we have been reimbursed for certain research and development costs related to specified product development projects with the objective of commercializing the resulting products. All intellectual property derived from these research and development efforts will be owned by us. Upon product introduction, we will pay royalties to this party based on the actual sales. During fiscal year 2016, the party can elect to continue with the arrangement, receiving royalties on future sales, or receive a buy-out payment from us and forgo future royalties. Royalties paid to this party upon commercialization of any products from these development efforts will be recorded as a reduction to revenue. The buy-out payment is calculated based on a number of factors including the net cash flows received and paid by the parties, as well as a minimum return on those net cash flows. As of September 30, 2015 and September 30, 2014, the estimated maximum amount that would be payable if our partner were to elect to receive a buy-out at the option date is $6.5 million and $2.6 million, respectively, which was recorded as research and development costs and included in accrued expenses in our consolidated statements of operations.
Intellectual Property Collaboration Agreements
We entered into collaboration agreements in order to gain access to a third party’s extensive speech recognition technology, natural language technology, and semantic processing technology. Depending on the agreement, some or all intellectual property derived from these collaborations will be jointly owned by the two parties. For the majority of the developed intellectual property,

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we will have sole rights to commercialize such intellectual property for periods ranging between two to six years, depending on the agreement. Generally, the agreements call for annual payments in cash or shares of our common stock, at our election. We issued 0.2 million and 1.1 million shares of our common stock for payments totaling $3.8 million and $22.5 million in the fiscal years ending in 2014 and 2013, respectively. The final payments under the agreements were paid in fiscal year 2014 for $3.8 million. The payments are recorded as a prepaid asset when made and are expensed ratably over the contractual period. For the years ended September 30, 2015, 2014 and 2013, we have recognized $2.5 million, $19.7 million, and $20.6 million as research and development expense, respectively, related to these agreements in our consolidated statements of operations. For the year ended September 30, 2015, we have also recognized $8.0 million as sales and marketing expense for the exclusive commercialization rights related to one of these collaboration agreements in our consolidated statements of operations. As of September 30, 2015, the ending unamortized prepaid asset was $4.0 million.
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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	2015	2014	2013
Transition and integration costs	$10,071	$25,290	$28,302
Professional service fees	8,441	9,929	20,381
Acquisition-related adjustments	(4,133)	(11,001)	(18,998)
Total	$14,379	$24,218	$29,685
Fiscal years 2014 and 2013 transition and integration costs include acquisition related contingent payments that were accounted for as compensation expense. In addition, fiscal years 2014 and 2013 acquisition-related adjustments include income of $7.7 million and $17.8 million, respectively, related to the elimination of contingent liabilities established in the original allocation of purchase price for acquisitions closed in fiscal years 2008 and 2007, following the expiration of the applicable statute of limitations.
Advertising Costs
Advertising costs are expensed as incurred and are classified as sales and marketing expenses. Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. Cooperative advertising obligations are accrued and expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. We incurred advertising costs of $32.1 million, $49.4 million and $52.1 million for fiscal years 2015, 2014 and 2013, respectively.
Convertible Debt
We separately account for the liability (debt) and equity (conversion option) components of our convertible debt instruments that require or permit settlement in cash upon conversion in a manner that reflects our nonconvertible debt borrowing rate at the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time of issuance. The equity components of our convertible debt instruments are recorded to stockholders’ equity with an offsetting debt discount. The debt discount created is amortized to interest expense in our consolidated statement of operations using the effective interest method over the expected term of the convertible debt.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not after consideration of all available evidence. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. We do not accrue tax for the repatriation of foreign earnings expected to be indefinitely reinvested offshore.
We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. If positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, existed it would be difficult for it to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.
As of September 30, 2015 and 2014, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.
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
The components of accumulated other comprehensive income (loss), reflected in the consolidated statements of stockholders’ equity, consisted of the following (dollars in thousands):

	2015	2014	2013
Foreign currency translation adjustment	$(109,695)	$(19,851)	$7,788
Unrealized losses on marketable securities	(45)	—	—
Net unrealized losses on post-retirement benefits	(7,205)	(4,164)	(975)
Total	$(116,945)	$(24,015)	$6,813
Concentration of Risk
Financial instruments that potentially subject us to significant concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and trade accounts receivable. We place our cash and cash equivalents and marketable securities with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. At September 30, 2015 and 2014, no customer accounted for greater than 10% of our net accounts receivable balance or 10% of our revenue for fiscal years 2015, 2014 or 2013.
Fair Value of Financial Instruments
Financial instruments including cash equivalents, accounts receivable, and accounts payable are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. Marketable securities and derivative instruments are carried at fair value. Refer to Note 9 for discussion of the fair value of our long-term debt.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
We have significant foreign operations and transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other expense, net, in the accompanying consolidated statements of operations. Assets and liabilities of operations outside the United States ("U.S."), for which the functional currency is the local currency, are translated into United States dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Foreign currency transaction gains (losses) included in other expense, net for fiscal years 2015, 2014, and 2013 were $0.02 million, $0.9 million, and $(0.5) million, respectively.
Financial Instruments and Hedging Activities
We utilize derivative instruments to hedge specific financial risks including foreign exchange risk. We do not engage in speculative hedging activity. In order for us to account for a derivative instrument as a hedge, specific criteria must be met, including: (i) ensuring at the inception of the hedge that formal documentation exists for both the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge and (ii) at the inception of the hedge and on an ongoing basis, the hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated. Further, an assessment of effectiveness is required whenever financial statements or earnings are reported. Absent meeting these criteria, changes in fair value are recognized in other expense, net, in the consolidated statements of operations. Once the underlying forecasted transaction is realized, the gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive loss to the statement of operations, in the appropriate revenue or expense caption. Any ineffective portion of the derivatives designated as cash flow hedges is recognized in current earnings. We report cash flows arising from derivative financial instruments designated as fair value or cash flow hedges consistent with the classification of the cash flows from the underlying hedged items that these derivatives are hedging. Cash flows from derivatives that do not qualify as hedges are generally reported in cash flows from investing activities. Cash payments or cash receipts on security price guarantees related to changes in the price of our own stock as discussed in Note 10, are reported as cash flows from financing activities.
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
Net Loss Per Share
The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock, shares held in escrow, contingently issuable shares under earn-out agreements once earned, warrants, and potential issuance of stock upon conversion of our 2.75% and 1.50% Convertible Debentures. The convertible debentures are considered Instrument C securities due to the fact that only the excess of the conversion value on the date of conversion can be paid in our common shares; the principal portion of the conversion must be paid in cash. Therefore, only the shares of common stock potentially issuable with respect to the excess of the conversion value over its principal amount, if any, is considered as dilutive to the weighted average common shares calculation.
As of September 30, 2015, 2014 and 2013, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to our net loss position. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 10.7 million shares, 10.9 million shares and 13.6 million shares for the years ended September 30, 2015, 2014 and 2013, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on our consolidated financial position, results of operations and cash flows or do not apply to our operations.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. ASU 2015-16 is effective for us in the first quarter of fiscal year 2017. We do not believe that ASU 2015-16 will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The amendments in the ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for us in the first quarter of fiscal year 2017, with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis to each individual period presented. Upon implementation, the change in reporting debt issuance costs will require us to reclassify our deferred financing costs, which are $15.7 million and $19.0 million at September 30, 2015 and 2014, respectively, from an asset to a reduction of the reported debt balance. ASU 2015-03 will reduce our assets and liabilities but will have no impact on our shareholders' equity, results of operations or cash flows.
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
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, "Compensation - Stock Compensation," as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal year 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not believe that ASU 2014-12 will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal year 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We do not believe that ASU 2014-08 will have a material impact on our consolidated financial statements.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Acquisitions
Fiscal Year 2015 Acquisitions
During fiscal year 2015, we acquired several immaterial businesses in our Mobile and Consumer and Healthcare segments for total aggregate cash consideration of $47.6 million together with future contingent payments. The future contingent payments may require us to make payments up to $19.9 million as additional consideration contingent upon the achievement of specified objectives, which at closing had an estimated fair value of $17.3 million. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, we recorded $23.4 million of goodwill and $35.8 million of identifiable intangibles assets. Intangible assets acquired included customer relationships and core and completed technology with weighted average useful lives of 6.9 years. The most significant of these acquisitions is treated as an asset purchase, and the goodwill resulting from this acquisition is expected to be deductible for tax purposes.
The fair value estimates for the assets acquired and liabilities assumed for acquisitions completed during fiscal year 2015 were based upon preliminary calculations and valuations, and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain receivables and liabilities acquired. There were no significant changes to the fair value estimates during the current year.
We have not furnished pro forma financial information related to our current year acquisitions because such information is not material, individually or in the aggregate, to our financial results.
Fiscal Year 2014 Acquisitions
During fiscal year 2014, we acquired several immaterial businesses in our Imaging, Healthcare and Enterprise segments for total aggregate cash consideration of $258.3 million together with future contingent payments. The future contingent payments may require us to make payments up to $13.5 million as additional consideration contingent upon the achievement of specified objectives, which at closing had an estimated fair value of $7.7 million. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $18.9 million, will be recorded as compensation expense over the applicable employment period, and included in acquisition-related costs, net in our consolidated statements of operations. In allocating the total purchase consideration for these acquisitions based on final estimated fair values, we recorded $139.2 million of goodwill and $134.5 million of identifiable intangibles assets. Intangible assets acquired included customer relationships and core and completed technology with weighted average useful lives of 10.2 years. The majority of these acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.
Fiscal Year 2013 Acquisitions
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
On October 1, 2012, we acquired JA Thomas for cash consideration totaling approximately $244.8 million together with a deferred payment of $25.0 million contingent on the continued employment of certain key executives. The deferred payment was recorded as compensation expense over the requisite employment period, and included in acquisition-related costs, net in our consolidated statements of operations. In October 2014, upon completion of the required employment condition, we made a cash payment of $25.0 million to the former shareholders of JA Thomas. JA Thomas provides Clinical Documentation Improvement solutions to hospitals, primarily in the United States, and the results of operations are included in our Healthcare segment from the acquisition date. In accordance with the JA Thomas stock purchase agreement, we reached an agreement with the sellers to treat this transaction as an asset purchase, and therefore the goodwill is expected to be deductible for tax purposes.
During fiscal year 2013, we acquired several other businesses for total purchase consideration of $251.7 million. These acquisitions are not individually material and were made in each of our segments. These acquisitions are treated as stock purchases, and the goodwill resulting from these acquisitions is not expected to be deductible for tax purposes.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of these acquisitions have been included in our financial results from the applicable acquisition date. A summary of the final allocation of the purchase consideration for our fiscal year 2013 acquisitions is as follows (dollars in thousands):

	TGT	JA Thomas	Other Fiscal Year 2013 Acquisitions
Purchase consideration:
Cash	$83,330	$244,777	$251,215
Fair value of contingent consideration	—	—	450
Total purchase consideration	$83,330	$244,777	$251,665

Allocation of the purchase consideration:
Cash	$—	$3,555	$18,004
Accounts receivable(a)	8,779	8,310	17,237
Goodwill	42,858	163,863	122,375
Identifiable intangible assets(b)	33,600	71,310	109,383
Other assets	10,330	2,745	31,554
Total assets acquired	95,567	249,783	298,553
Current liabilities	(1,452)	(2,843)	(10,274)
Deferred tax liability	—	(1,474)	(35,557)
Other long term liabilities	(10,785)	(689)	(1,057)
Total liabilities assumed	(12,237)	(5,006)	(46,888)
Net assets acquired	$83,330	$244,777	$251,665

(a)	Accounts receivable have been recorded at their estimated fair values and the fair value reserve was not material.

(b)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on final valuations (dollars in thousands):

	TGT		JA Thomas		Other Fiscal Year 2013 Acquisitions
	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)	Amount	Weighted Average Life (Years)
Core and completed technology	$7,700	7.0	$3,920	5.0	$33,663	6.6
Customer relationships	25,900	9.0	66,100	11.0	72,188	10.9
Trade names	—	—	1,290	7.0	3,102	6.6
Non-Compete agreements	—	—	—	—	430	2.8
Total	$33,600		$71,310		$109,383

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for our reportable segments for fiscal years 2015 and 2014 were as follows (dollars in thousands):

	Healthcare	Mobile and Consumer	Enterprise	Imaging	Total
Balance as of September 30, 2013	$1,257,227	$1,313,635	$519,969	$202,367	$3,293,198
Acquisitions	52,483	—	29,047	59,609	141,139
Purchase accounting adjustments	(303)	2,595	(4,496)	500	(1,704)
Effect of foreign currency translation	(5,308)	(6,905)	(8,319)	(1,208)	(21,740)
Balance as of September 30, 2014	1,304,099	1,309,325	536,201	261,268	3,410,893
Acquisitions		23,286			23,286
Purchase accounting adjustments	275			(2,215)	(1,940)
Product realignment	—	(10,521)	10,521	—	—
Effect of foreign currency translation	(9,856)	(34,562)	(7,415)	(2,072)	(53,905)
Balance as of September 30, 2015	$1,294,518	$1,287,528	$539,307	$256,981	$3,378,334

In October 2014, we realigned our product portfolio which resulted in a change in the composition of our Mobile and Enterprise reporting units. We have reallocated goodwill among the affected reporting units, based on their relative fair value. We reallocated $29.9 million of goodwill from our Dragon Consumer ("DNS") reporting unit into our Mobile reporting unit, and reallocated $10.5 million of goodwill from our Mobile reporting unit to our Enterprise reporting unit. The DNS and Mobile reporting units are both included in our Mobile and Consumer reportable segment. As a result of this change, we determined that we had a triggering event requiring us to perform an impairment test on our DNS, Mobile, and Enterprise reporting units. We completed our impairment test during the first quarter of fiscal year 2015, and the fair value of the reorganized reporting units, both before and after the product realignment, substantially exceeded their carrying values.
Intangible assets consist of the following as of September 30, 2015 and 2014, which includes $80.5 million and $76.8 million of licensed technology, respectively (dollars in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$1,028,197	$(474,518)	$553,679	8.4
Technology and patents	451,669	(245,191)	206,478	4.6
Trade names, trademarks, and other	61,006	(24,983)	36,023	6.7
Non-competition agreements	597	(492)	105	1.0
Total	$1,541,469	$(745,184)	$796,285	7.4

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$1,103,092	$(466,144)	$636,948	9.1
Technology and patents	457,567	(225,137)	232,430	5.1
Trade names, trademarks, and other	67,252	(21,996)	45,256	7.1
Non-competition agreements	3,988	(3,139)	849	1.0
Total	$1,631,899	$(716,416)	$915,483	7.9

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying statements of operations and amounted to $63.6 million, $61.0 million and $63.6 million in fiscal 2015, 2014 and 2013, respectively. Amortization expense for customer relationships, trade names, trademarks, and other, and non-competition agreements is included in operating expenses and amounted to $104.6 million, $109.1 million and $105.3 million in fiscal 2015, 2014 and 2013, respectively.
Estimated amortization expense for each of the five succeeding years as of September 30, 2015, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenue	Other Operating Expenses	Total
2016	$60,069	$106,384	$166,453
2017	48,963	91,234	140,197
2018	37,820	68,854	106,674
2019	22,704	65,728	88,432
2020	18,782	60,499	79,281
Thereafter	18,140	197,108	215,248
Total	$206,478	$589,807	$796,285

5.	Accounts Receivable
Accounts receivable consisted of the following (dollars in thousands):

	September 30, 2015	September 30, 2014
Trade accounts receivable	$377,695	$432,584
Unbilled accounts receivable under long-term contracts	12,823	17,101
Gross accounts receivable	390,518	449,685
Less — allowance for doubtful accounts	(9,184)	(11,491)
Less — allowance for sales returns	(8,172)	(9,928)
Accounts receivable, net	$373,162	$428,266

6.	Land, Building and Equipment, Net
Land, building and equipment, net consisted of the following (dollars in thousands):

	Useful Life (In Years)	September 30, 2015	September 30, 2014
Land	—	$2,400	$2,400
Building	30	5,456	5,456
Machinery and equipment	3-5	100,838	78,539
Computers, software and equipment	3-7	213,897	271,278
Leasehold improvements	2-10	26,689	34,867
Furniture and fixtures	5-7	15,879	20,306
Construction in progress	—	5,363	3,764
Subtotal		370,522	416,610
Less: accumulated depreciation		(184,515)	(225,199)
Land, building and equipment, net		$186,007	$191,411
At September 30, 2015 and 2014, capitalized internally developed software costs, net were $43.7 million and $49.8 million, respectively, which are included in computers, software and equipment and construction in progress.
Depreciation expense for fiscal years 2015, 2014 and 2013 was $62.4 million, $51.7 million and $39.8 million, respectively, which included amortization expense of $13.6 million, $7.9 million and $5.3 million, respectively, for internally developed software costs.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30, 2015	September 30, 2014
Compensation	$142,150	$146,730
Cost of revenue related liabilities	25,584	22,340
Accrued interest payable	11,793	15,092
Professional fees	6,874	10,852
Sales and marketing incentives	6,845	10,188
Acquisition costs and liabilities	6,666	9,307
Facilities related liabilities	6,312	5,720
Sales and other taxes payable	6,026	9,367
Other	12,359	11,683
Total	$224,609	$241,279

8.	Deferred Revenue
Deferred maintenance revenue consists of prepaid fees received for post-contract customer support for our products, including telephone support and the right to receive unspecified upgrades/updates on a when-and-if-available basis. Unearned revenue includes upfront fees for setup and implementation activities as well as fees related to hosted offerings; certain software arrangements for which we do not have fair value of post-contract customer support, resulting in ratable revenue recognition for the entire arrangement on a straight-line basis; and fees in excess of estimated earnings on percentage-of-completion service contracts.
Deferred revenue at September 30, 2015 and 2014 was as follows (dollars in thousands):

	September 30, 2015	September 30, 2014
Current Liabilities:
Deferred maintenance revenue	$155,967	$140,737
Unearned revenue	168,742	157,488
Total current deferred revenue	$324,709	$298,225
Long-term Liabilities:
Deferred maintenance revenue	$62,201	$60,398
Unearned revenue	281,251	189,481
Total long-term deferred revenue	$343,452	$249,879

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Credit Facilities and Debt
At September 30, 2015 and 2014, we had the following borrowing obligations (dollars in thousands):

	September 30, 2015	September 30, 2014
5.375% Senior Notes due 2020, net of unamortized premium of $3.8 million and $4.6 million, respectively. Effective interest rate 5.28%.	$1,053,818	$1,054,601
2.75% Convertible Debentures due 2031, net of unamortized discount of $39.1 million and $88.8 million, respectively. Effective interest rate 7.43%.	394,698	601,226
1.50% Convertible Debentures due 2035, net of unamortized discount of $60.5 million at September 30, 2015. Effective interest rate 5.50%.	203,373	—
Credit Facility, net of unamortized original issue discount of $0.8 million and $1.0 million respectively.	471,766	476,399
Total long-term debt	2,123,655	2,132,226
Less: current portion	4,834	4,834
Non-current portion of long-term debt	$2,118,821	$2,127,392
The estimated fair value of our long-term debt approximated $2,249.1 million (face value $2,220.2 million) and $2,179.2 million (face value $2,217.4 million) at September 30, 2015 and 2014, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets, and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes, the Convertible Debentures, and the term loan portion of our Credit Facility are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at September 30, 2015 and 2014.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”). Total proceeds, net of debt issuance costs, were $253.2 million. The 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears, beginning on November 1, 2015. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on November 1, 2021, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 2035 Debentures on November 1, 2021, 2026, or 2031. The 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2035 Debentures. The 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital. The aggregate debt discount of $63.0 million is being amortized to interest expense using the effective interest rate method through November 2021. As of September 30, 2015, the ending unamortized deferred debt issuance costs were $2.3 million.
If converted, the principal amount of the 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $23.26 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to May 1, 2035, on any date during any fiscal quarter beginning after September 30, 2015 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2035 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2035. Additionally, we may redeem the 2035 Debentures, in whole or in part, on or after November 5, 2021 for cash at a price equal to 100% of the principal amount of the 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 2035 Debentures held by such holder on November 1, 2021, November 1, 2026, or November 1, 2031 at par plus accrued and unpaid interest. Upon repurchase, we will pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election, with the exception that we may not elect to pay cash in lieu of more than 80% of the number of our common shares we would be obligated to deliver. If we undergo a fundamental change (as described in the indenture for the 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2015, none of the conversion criteria were met for the 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. The net proceeds from the Notes were approximately $689.1 million, net of issuance costs. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The ending unamortized deferred debt issuance costs at September 30, 2015 and 2014 were $9.2 million and $11.1 million respectively.
On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes due 2020 (the "Notes"). The Notes were issued pursuant to the indenture agreement dated August 14, 2012, relating to our existing $700 million aggregate principal amount of 5.375% Senior Notes due in 2020. Total proceeds received, net of issuance costs, were $351.7 million.
The Notes are our unsecured senior obligations and are guaranteed (the “Guarantees”) on an unsecured senior basis by substantially all of our direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the Notes.
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
2.75% Convertible Debentures due 2031
On October 24, 2011, we sold $690.0 million of 2.75% Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement. Total proceeds, net of debt issuance costs, were $676.1 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account separately for the liability and equity components of the 2031 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. We initially allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital.
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our new 2035 Debentures. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs, and $17.7 million was recorded in other expense, net, in the accompanying consolidated statements of operations. Following the closings of the exchange, $433.8 million in aggregate principal amount of our 2031 Debentures remain outstanding. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through November 2017. As of September 30, 2015 and 2014, the ending unamortized deferred debt issuance costs were $2.3 million and $5.5 million, respectively.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2031 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2015 and 2014, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Credit Facility
As of September 30, 2015, the amended and restated credit agreement, entered into on August 7, 2013, includes a term loan, with a principal balance of $472.5 million, and a $75.0 million revolving credit line, including letters of credit (together, the "Credit Facility"). The term loans mature on August 7, 2019 and the revolving credit line matures on August 7, 2018. As of September 30, 2015, there were $6.3 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
The term loans bear interest, at our option, at a base rate determined in accordance with the amended and restated credit agreement, plus a spread of 1.75%, or a LIBOR rate plus a spread of 2.75%. The revolving credit line bears interest, at our option, at a base rate determined in accordance with the amended and restated credit agreement, plus a spread of 0.50% to 0.75%, or a LIBOR rate plus a spread of 1.50% to 1.75%, in each case determined based on our consolidated net leverage ratio.
Under terms of the Credit Facility, interest is payable periodically at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at September 30, 2015 is as follows:

Description	Base Rate Margin		LIBOR Margin
Term loans maturing August 2019	1.75%		2.75%
Revolving facility due August 2018	0.50% - 0.75%	(a)	1.50% - 1.75%	(a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2015, the applicable margins were 2.75%, with an effective rate of 2.95%, on the remaining term loans balance of $472.5 million maturing in August 2019. We are required to pay a commitment fee for unutilized commitments under the revolving credit line at a rate ranging from 0.250% to 0.375% per annum, based upon our leverage ratio. As of September 30, 2015, the commitment fee rate was 0.375%.
The Credit Facility contains covenants including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of September 30, 2015, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of September 30, 2015, we were in compliance with the requirements of our other long-term debt.
We capitalized debt discount and issuance costs related to the Credit Facility and are amortizing the costs to interest expense using the effective interest rate method, through August 2018 for costs associated with the revolving credit line and through August 2019 for the remainder of the balance. As of September 30, 2015 and 2014, the ending unamortized deferred debt issuance costs were $1.8 million and $2.4 million, respectively.
Principal payments on the term loan of $472.5 million are due in quarterly installments of $1.2 million through August 2019, at which point the remaining balance becomes due. In addition, an annual excess cash flow sweep, as defined in the Credit Facility, is payable in the first quarter of each fiscal year, based on the excess cash flow generated in the previous fiscal year. We have not generated excess cash flows in any period and no additional payments are required. We will continue to evaluate the extent to which a payment is due in the first quarter of future fiscal years based on excess cash flow generation. At the current time, we are unable to predict the amount of the outstanding principal, if any, that may be required to be repaid in future fiscal years pursuant to the excess cash flow sweep provisions. Any term loan borrowings not paid through the baseline repayment, the excess cash flow sweep, or any other mandatory or optional payments that we may make, will be repaid upon maturity. If only the baseline repayments are made, the annual aggregate principal amount of the term loans repaid would be as follows (dollars in thousands):

Year Ending September 30,	Amount
2016	$4,834
2017	4,834
2018	4,834
2019	458,040
Total	$472,542

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

10.	Financial Instruments and Hedging Activities
Derivatives not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At September 30, 2015 and 2014, we had outstanding contracts with a total notional value of $138.5 million and $283.1 million, respectively.
We have not designated these forward contracts as hedging instruments pursuant to the authoritative guidance for derivatives and hedging, and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with the unrealized gains and losses recognized immediately in earnings as other expense, net in our consolidated statements of operations. The cash flows related to the settlement of these contracts are included in cash flows from investing activities within our consolidated statement of cash flows.

Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in other expense, net in our consolidated statements of operations. We have no outstanding shares subject to security price guarantees at September 30, 2015. During the years ended September 30, 2015, 2014 and 2013, we paid cash totaling $0.3 million, $5.3 million and $3.8 million, respectively, upon the settlement of the agreements.
The following table provides a quantitative summary of the fair value of our derivative instruments as of September 30, 2015 and 2014 (dollars in thousands):

		Fair Value
Derivatives Not Designated as Hedges:	Balance Sheet Classification	September 30, 2015	September 30, 2014
Foreign currency contracts	Prepaid expenses and other current assets	$260	$—
Foreign currency contracts	Accrued expenses and other current liabilities	—	(272)
Security Price Guarantees	Accrued expenses and other current liabilities	—	(135)
Net asset (liability) value of non-hedged derivative instruments		$260	$(407)

The following tables summarize the activity of derivative instruments for the fiscal years 2015, 2014 and 2013 (dollars in thousands):

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedges:		2015	2014	2013
Foreign currency contracts	Other expense, net	$(16,275)	$(2,404)	$2,182
Security price guarantees	Other expense, net	$(204)	$(4,358)	$(6,603)

Other Financial Instruments
Financial instruments including cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate their fair value based on the short maturities of those instruments. Marketable securities and derivative instruments are carried at fair value.

11.	Fair Value Measures
Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. When determining the fair value measurements for assets and liabilities required to be

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs based on the best information available, including management’s estimates and assumptions.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and 2014 consisted of (dollars in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$334,404	$—	$—	$334,404
US government agency securities(a)	1,000	—	—	1,000
Time deposits(b)	—	71,453	—	71,453
Commercial paper, $3,491 at cost(b)	—	3,493	—	3,493
Corporate notes and bonds, $44,581 at cost(b)	—	44,533	—	44,533
Foreign currency exchange contracts(b)	—	260	—	260
Total assets at fair value	$335,404	$119,739	$—	$455,143
Liabilities:
Contingent earn-out(d)	$—	$—	$(15,961)	$(15,961)
Total liabilities at fair value	$—	$—	$(15,961)	$(15,961)

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$407,749	$—	$—	$407,749
US government agency securities(a)	1,000	—	—	1,000
Time Deposits(b)	—	46,604	—	46,604
Total assets at fair value	$408,749	$46,604	$—	$455,353
Liabilities:
Foreign currency exchange contracts(b)	$—	$(272)	$—	$(272)
Security price guarantees(c)	—	(135)	—	(135)
Contingent earn-out(d)	—	—	(6,864)	(6,864)
Total liabilities at fair value	$—	$(407)	$(6,864)	$(7,271)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

(b)
The fair values of our time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. The commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 1.36 years.

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

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 30, 2015 and 2014 (dollars in thousands):

Amount
Balance as of September 30, 2013	$450
Earn-out liability established at time of acquisition	7,406
Settlements	(1,421)
Charges to acquisition-related costs, net	429
Balance as of September 30, 2014	$6,864
Earn-out liability established at time of acquisition	17,299
Settlements	(4,403)
Charges to acquisition-related costs, net	(3,799)
Balance as of September 30, 2015	$15,961
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
Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2016. As of September 30, 2015, we could be required to pay up to $34.7 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from future product sales and the risk adjusted discount rate for the fair value measurement.

12.	Restructuring and Other Charges, Net
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

The components of restructuring and other charges, net are as follows:

	2015	2014	2013
Severance costs	$8,471	$13,318	$15,262
Costs of consolidating duplicate facilities	9,576	3,203	1,641
Total restructuring charges	18,047	16,521	16,903

Costs related to assumed lease obligations from acquisitions	—	—	(126)
Other costs	5,622	2,922	(392)
Total other charges (credits)	5,622	2,922	(518)
Total	$23,669	$19,443	$16,385

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2015
For fiscal year 2015,we recorded restructuring charges of $18.0 million. The restructuring charges included $8.5 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes as well as the reduction of approximately 60 employees that eliminated duplicative positions resulting from acquisitions in fiscal year 2014. The restructuring charges also included a $9.6 million charge for the closure of certain excess facility space, including facilities acquired from acquisitions. We expect that the remaining severance payments of $0.6 million will be substantially paid by the end of fiscal year 2016. We expect that the remaining payments of $6.2 million for the closure of excess facility space will be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
In addition, during fiscal year 2015, we have recorded certain other charges that totaled $5.6 million for the impairment of certain long-lived assets as a result of our strategic realignment of our product portfolio and litigation contingency reserves.
Fiscal Year 2014
For fiscal year 2014, we recorded net restructuring charges of $16.5 million, which included a $13.3 million severance charge related to the reduction of headcount by approximately 250 employees across multiple functions including the impact of eliminating duplicative positions resulting from acquisitions, and $3.2 million primarily resulting from the restructuring of facilities that will no longer be utilized.
In addition, during fiscal year 2014, we have recorded certain other charges that totaled $2.9 million primarily for litigation contingency reserves.
Fiscal Year 2013
For fiscal year 2013, we recorded net restructuring charges of $16.9 million, which included a $15.3 million severance charge related to the reduction of headcount by approximately 300 employees across multiple functions. In addition to the restructuring charges, we recorded a net gain of $0.5 million primarily related to the sale of two immaterial product lines.
The following table sets forth accrual activity relating to restructuring reserves for fiscal years 2015, 2014 and 2013 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2012	$1,708	$32	$1,740
Restructuring charges, net	15,262	1,641	16,903
Non-cash adjustment	(452)	—	(452)
Cash payments	(12,288)	(482)	(12,770)
Balance at September 30, 2013	4,230	1,191	5,421
Restructuring charges, net	13,318	3,203	16,521
Non-cash adjustment	12	793	805
Cash payments	(14,302)	(3,719)	(18,021)
Balance at September 30, 2014	3,258	1,468	4,726
Restructuring charges, net	8,471	9,576	18,047
Non-cash adjustment	—	(2,538)	(2,538)
Cash payments	(11,094)	(2,284)	(13,378)
Balance at September 30, 2015	$635	$6,222	$6,857

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and other charges, net by segment are as follows (dollars in thousands):

	Personnel	Facilities	Total Restructuring	Other Charges	Total
Fiscal Year 2013
Healthcare	$1,742	$757	$2,499	$304	$2,803
Mobile and Consumer	4,124	736	4,860	—	4,860
Enterprise	3,942	—	3,942	—	3,942
Imaging	1,370	55	1,425	—	1,425
Corporate	4,084	93	4,177	(822)	3,355
Total fiscal year 2013	$15,262	$1,641	$16,903	$(518)	$16,385

Fiscal Year 2014
Healthcare	$2,357	$11	$2,368	$(78)	$2,290
Mobile and Consumer	1,447	622	2,069	—	2,069
Enterprise	5,557	—	5,557	—	5,557
Imaging	2,733	107	2,840	—	2,840
Corporate	1,224	2,463	3,687	3,000	6,687
Total fiscal year 2014	$13,318	$3,203	$16,521	$2,922	$19,443

Fiscal Year 2015
Healthcare	$452	$636	$1,088	$—	$1,088
Mobile and Consumer	2,960	2,863	5,823	3,322	9,145
Enterprise	1,144	95	1,239	—	1,239
Imaging	2,047	1,814	3,861	—	3,861
Corporate	1,868	4,168	6,036	2,300	8,336
Total fiscal year 2015	$8,471	$9,576	$18,047	$5,622	$23,669

13.	Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Year Ended September 30,
	2015	2014	2013
	(Dollars in thousands)
Interest paid	$92,375	$96,743	$95,727
Income taxes paid	$15,454	$15,591	$18,329
Non Cash Investing and Financing Activities:
From time to time, we issue shares of our common stock in connection with our business and asset acquisitions, including shares initially held in escrow. In addition, in connection with certain collaboration agreements we have issued shares of our common stock to our partners in satisfaction of our payment obligations under the terms of the agreements, which is discussed in Notes 2 and 10.

14.	Stockholders' Equity
Stock Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 19.8 million shares, 1.6 million shares and 9.8 million shares for $299.2 million, $26.4

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million and $184.4 million during the fiscal years ended September 30, 2015, 2014, and 2013, respectively, under the program. These shares were retired upon repurchase. Since the commencement of the program, we have repurchased 31.2 million shares for $510.0 million. Approximately $490.0 million remained available for stock repurchases as of September 30, 2015 pursuant to our stock repurchase program. Under the terms of the share repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
Stockholders' Rights Plan
On August 19, 2013, the Board of Directors adopted a stockholders' rights plan. Under this plan, the Board of Directors declared a distribution of one right per share of common stock. The rights will become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 20% or more of our common stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 20% or more. On August 19, 2015 the plan expired without further action.

Stock Issuances
During the year ended September 30, 2015, we issued 288,148 shares of our common stock as a settlement for a contingent earn-out obligation, which is discussed in Notes 2 and 10. During the years ended September 30, 2014 and 2013, we issued 234,375 and 1,145,783 shares, respectively, of our common stock as consideration under our collaboration agreements. During the year ended September 30, 2013, we also issued 234,009 shares of our common stock to the Nuance Foundation, an unconsolidated related-party established to provide grants to educational institutions and other non-profit organizations to advance charitable, scientific, literary and educational purposes.
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

Series B Preferred Stock
We have designated 15,000,000 shares as Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis and has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if, declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. As of September 30, 2015, there are no outstanding shares of Series B Preferred Stock.

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
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	2015	2014	2013
Cost of product and licensing	$516	$724	$769
Cost of professional services and hosting	30,968	32,063	17,924
Cost of maintenance and support	3,989	3,426	3,537
Research and development	39,038	44,139	32,085
Selling and marketing	50,310	53,448	57,958
General and administrative	51,955	59,164	47,052
Total	$176,776	$192,964	$159,325

Stock Options
We have share-based award plans under which employees, officers and directors may be granted stock options to purchase our common stock, generally at fair market value. Our plans do not allow for options to be granted at below fair market value, nor can they be re-priced at any time. Options granted under our plans become exercisable over various periods, typically 2 to 4 years and have a maximum term of 10 years. We have also assumed options and option plans in connection with certain of our acquisitions. These stock options are governed by the plans and agreements that they were originally issued under but are now exercisable for shares of our common stock.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to stock options for the years ended September 30, 2015, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at September 30, 2012	6,139,280	$11.24
Granted	—	$—
Exercised	(1,884,330)	$7.23
Forfeited	(57,290)	$9.10
Expired	(13,502)	$12.58
Outstanding at September 30, 2013	4,184,158	$13.08
Granted	100,000	$15.19
Exercised	(444,594)	$9.41
Forfeited	(1,764)	$19.36
Expired	(114,458)	$16.62
Outstanding at September 30, 2014	3,723,342	$13.46
Granted	—	$—
Exercised	(765,408)	$11.09
Forfeited	(892)	$20.04
Expired	(33,053)	$19.34
Outstanding at September 30, 2015	2,923,989	$14.01	1.4 years	$7.1	million
Exercisable at September 30, 2015	2,923,298	$14.01	1.4 years	$7.1	million
Exercisable at September 30, 2014	3,715,258
Exercisable at September 30, 2013	4,158,145
_______________________________________

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference, if any, between the closing market value of our common stock on September 30, 2015 ($16.37) and the exercise price of the underlying options.

As of September 30, 2015, there was no unamortized fair value of stock options. A summary of weighted-average grant-date (including assumed options) fair value and intrinsic value of stock options exercised is as follows:

	2015	2014	2013
Weighted-average grant-date fair value per share	N/A	$5.71	N/A
Total intrinsic value of stock options exercised (in millions)	$4.4	$3.3	$24.9

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the assumed unvested stock options was calculated using a lattice model. There were no stock option grants in fiscal years 2015 and 2013. For fiscal year 2014, the fair value of the stock options granted and unvested options assumed from acquisitions were calculated using the following weighted-average assumptions:

	2015	2014	2013
Dividend yield	N/A	0.0%	N/A
Expected volatility	N/A	38.2%	N/A
Average risk-free interest rate	N/A	1.1%	N/A
Expected term (in years)	N/A	4.1	N/A

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
Restricted Awards
We are authorized to issue equity incentive awards in the form of Restricted Awards, including Restricted Units and Restricted Stock, which are individually discussed below. Unvested Restricted Awards may not be sold, transferred or assigned. The fair value of the Restricted Awards is measured based upon the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share of the awards. The Restricted Awards generally are subject to vesting over a period of two to four years. We also issued certain Restricted Awards with vesting solely dependent on the achievement of specified performance targets. The fair value of the Restricted Awards is amortized to expense over the awards’ applicable requisite service periods using the straight-line method. In the event that the employees’ employment with us terminates, or in the case of awards with only performance goals, if those goals are not met, any unvested shares are forfeited and revert to us.
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2012	4,670,280	7,740,612
Granted	3,046,493	8,027,067
Earned/released	(1,682,164)	(5,886,568)
Forfeited	(447,428)	(785,687)
Outstanding at September 30, 2013	5,587,181	9,095,424
Granted	3,005,069	7,084,572
Earned/released	(790,189)	(6,404,777)
Forfeited	(2,075,676)	(1,426,112)
Outstanding at September 30, 2014	5,726,385	8,349,107
Granted	1,985,374	7,741,805
Earned/released	(2,000,408)	(8,123,159)
Forfeited	(1,011,141)	(959,914)
Outstanding at September 30, 2015	4,700,210	7,007,839
Weighted average remaining recognition period of outstanding Restricted Units	1.2 years	1.7 years
Unearned stock-based compensation expense of outstanding Restricted Units	$45.8 million	$78.4 million
Aggregate intrinsic value of outstanding Restricted Units(1)	$76.9 million	$114.8 million

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on September 30, 2015 ($16.37) and the exercise price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	2015	2014	2013
Weighted-average grant-date fair value per share	$15.47	$15.46	$21.51
Total intrinsic value of shares vested (in millions)	$154.2	$110.3	$158.6

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock is included in the issued and outstanding common stock in these financial statements at the date of grant. The table below summarizes activity relating to Restricted Stock:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2012	750,000	$25.80
Granted	750,000	$22.32
Vested	(500,000)	$24.06
Outstanding at September 30, 2013	1,000,000	$24.06
Granted	250,000	$15.71
Vested	(500,000)	$24.06
Outstanding at September 30, 2014	750,000	$21.28
Granted	—	$—
Vested	(500,000)	$24.06
Outstanding at September 30, 2015	250,000	$15.71
Weighted average remaining recognition period of outstanding Restricted Stock	0.1 years
Unearned stock-based compensation expense of outstanding Restricted Stock	$0.2 million
Aggregate intrinsic value of outstanding Restricted Stock(1)	$4.1 million

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on September 30, 2015 ($16.37) and the exercise price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and the intrinsic value of all Restricted Stock vested is as follows:

	2015	2014	2013
Weighted-average grant-date fair value per share	$—	$15.71	$22.32
Total intrinsic value of shares vested (in millions)	$7.9	$7.8	$10.0
In order to satisfy our employees’ withholding tax liability as a result of the vesting of Restricted Awards, we have historically repurchased shares upon the employees’ vesting. In fiscal year 2015, we withheld payroll taxes totaling $59.9 million relating to 3.9 million shares of common stock that were repurchased or canceled. Based on our estimate of the Restricted Awards that will vest or be released in fiscal year 2016, and further assuming that one-third of these Restricted Awards would be repurchased or canceled to satisfy the employee’s withholding tax liability (such amount approximating the tax rate of our employees), we would have an obligation to pay cash relating to approximately 2.1 million shares during fiscal year 2016.

1995 Employee Stock Purchase Plan
Our 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on January 27, 2015, authorizes the issuance of a maximum of 20,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. At September 30, 2015, we have reserved 8,953,554 shares for future issuance. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the Plan are as follows:

	2015	2014	2013
Weighted-average grant-date fair value per share	$3.61	$3.98	$4.79
Total shares issued (in millions)	1.4	1.4	1.0
Total stock-based compensation expense (in millions)	$4.7	$5.6	$5.1

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	2015	2014	2013
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	27.9%	35.9%	36.9%
Average risk-free interest rate	0.1%	0.1%	0.1%
Expected term (in years)	0.5	0.5	0.5

16.	Commitments and Contingencies
Operating Leases
We have various operating leases for office space around the world. In connection with many of our acquisitions, we assumed facility lease obligations. Among these assumed obligations are lease payments related to office locations that were vacated by certain of the acquired companies prior to the acquisition date. Additionally, certain of our lease obligations have been included in various restructuring charges (Note 12).
The following table outlines our gross future minimum payments under all non-cancelable operating leases as of September 30, 2015 (dollars in thousands):

Year Ending September 30,	Operating Leases	Operating leases under restructuring	Total
2016	$36,744	$5,733	$42,477
2017	32,283	4,378	36,661
2018	24,724	4,405	29,129
2019	16,669	4,448	21,117
2020	14,864	4,490	19,354
Thereafter	97,537	24,127	121,664
Total	$222,821	$47,581	$270,402

At September 30, 2015, we have subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms for restructured facilities is $53.4 million, and ranges from approximately $4.7 million to $6.0 million on an annual basis through August 2025. Sublease income related to other operating facilities is minimal.

Total rent expense, including rent expense for our data centers, was approximately $47.2 million, $48.1 million and $39.9 million for the years ended September 30, 2015, 2014 and 2013, respectively.

Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. We have estimated the amount of probable losses that may result from all currently pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial position nor results of operations and no additional material losses related to these pending matters are reasonably possible. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our results of operations or financial position. However, each of these matters is subject to uncertainties, the actual losses may prove to be larger or smaller than the accruals reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our financial position, results of operations or cash flows.

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

17.	Pension and Other Post-Retirement Benefits

Defined Contribution Plans
We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, a company match of employee’s contributions was established. We match 50% of employee contributions up to 4% of eligible salary. Employer's contributions vest one-third annually over a three-year period. Our contributions to the 401(k) Plan totaled $7.0 million, $7.0 million and $6.1 million for fiscal years 2015, 2014 and 2013, respectively. We make contributions to various other plans in certain of our foreign operations; total contributions to these plans are not material.

Defined Benefit Pension Plans
We sponsor certain defined benefit pension plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $0.3 million, $0.2 million and $1.3 million for fiscal years 2015, 2014 and 2013, respectively. The aggregate projected benefit obligation and aggregate net liability of our defined benefit plans as of September 30, 2015 was $35.5 million and $7.3 million, respectively, and as of September 30, 2014 was $34.9 million and $5.0 million, respectively. In fiscal year 2013, we settled the obligations under our Canadian defined benefit pension plan through a purchase of annuities. The loss on settlement was 1.5 million, and is included in restructuring and other, net, in fiscal year 2013.

18.	Income Taxes
The components of loss before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2015	2014	2013
Domestic	$(196,925)	$(224,968)	$(208,592)
Foreign	116,453	69,948	111,912
Loss before income taxes	$(80,472)	$(155,020)	$(96,680)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision (benefit) for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2015	2014	2013
Current:
Federal	$82	$(301)	$—
State	982	729	1,293
Foreign	16,784	17,067	19,737
	17,848	17,495	21,030
Deferred:
Federal	15,694	(16,147)	2,759
State	3,278	(720)	176
Foreign	(2,282)	(5,305)	(5,407)
	16,690	(22,172)	(2,472)
Provision (benefit) for income taxes	$34,538	$(4,677)	$18,558
Effective income tax rate	(42.9)%	3.0%	(19.2)%
The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory rate to our loss before income taxes as follows (dollars in thousands):

	2015	2014	2013
Federal tax benefit at statutory rate	$(28,165)	$(54,129)	$(33,838)
State tax provision (benefit), net of federal benefit	3,278	416	(3,900)
Foreign tax rate and other foreign related tax items	(30,765)	(14,811)	1,086
Stock-based compensation	10,734	11,254	8,816
Non-deductible expenditures	(162)	1,630	1,723
Change in U.S. and foreign valuation allowance	71,238	46,273	35,958
Executive compensation	3,873	1,886	3,517
Other	4,507	2,804	5,196
Provision (benefit) for income taxes	$34,538	$(4,677)	$18,558
The effective income tax rate is based upon the income for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; the majority of our income before provision for income taxes from foreign operations has been earned by subsidiaries in Ireland. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.
The effective income tax rate in fiscal year 2015 differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance that provide no benefit to the provision and an increase to indefinite lived deferred tax liabilities, partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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
Included in the fiscal year 2013 provision for income taxes is the establishment of a valuation allowance against our net domestic deferred tax assets. During the third quarter of fiscal year 2013, we determined that we had new negative evidence related to our domestic deferred tax asset recoverability assessment. This new evidence, resulting from two consecutive quarterly reductions

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in our earnings forecast during fiscal year 2013, primarily due to the continuing shift toward on-demand and ratable product offerings and revenue streams, led us to establish a valuation allowance against our net domestic deferred tax asset. This valuation allowance was offset by the tax benefits from our current year domestic losses and credits. We also recorded a $10.4 million tax provision representing the establishment of the valuation allowance related to our net domestic deferred tax assets at the beginning of the year.
The effective income tax rate in fiscal year 2013 was also impacted by our foreign operations which are subject to a significantly lower tax rate than the U.S. statutory tax rate. This rate differential is driven by our subsidiaries in Ireland. This lower foreign tax rate differential was offset by the impact of the transfer of intangible property between certain of our foreign subsidiaries with significantly different local statutory tax rates. Although the transfer of intangible property between consolidated entities did not result in any gain in the consolidated results of operations, we generated a taxable gain in certain jurisdictions. The future tax deductions associated with the amortization of the transferred intangibles will be generated in a jurisdiction that will not generate an offsetting tax benefit in future periods. The impact of these additional foreign taxes totaled $27.1 million, and is included in the reported foreign tax rate and other foreign related tax items in our effective tax rate reconciliation table above. Excluding the effect of the transfer of intangible property between consolidated entities, the foreign tax rate and other foreign related tax items in the above effective tax rate reconciliation would have been a benefit of $26.0 million.
As of September 30, 2015, the cumulative amount of undistributed earnings of our foreign subsidiaries amounted to $496.9 million. We have not provided taxes on the undistributed earnings of our foreign subsidiaries that we consider indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect the cash held by our foreign subsidiaries of $164.2 million will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of September 30, 2015, it is not practical to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.
Deferred tax assets (liabilities) consist of the following at September 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$279,624	$287,228
Federal and state credit carryforwards	34,942	31,614
Accrued expenses and other reserves	50,202	51,949
Difference in timing of revenue related items	33,489	—
Deferred compensation	38,832	45,284
Capitalized research and development costs	3,529	3,415
Other	13,582	7,341
Total deferred tax assets	454,200	426,831
Valuation allowance for deferred tax assets	(241,782)	(192,929)
Net deferred tax assets	212,418	233,902
Deferred tax liabilities:
Difference in timing of revenue related items	—	(130)
Depreciation	(31,621)	(22,528)
Convertible debt	(39,935)	(35,729)
Acquired intangibles	(228,799)	(256,227)
Net deferred tax liabilities	$(87,937)	$(80,712)
Reported as:
Short-term deferred tax assets	$57,309	$55,990
Other assets	17,230	19,533
Long-term deferred tax liabilities	(162,476)	(156,235)
Net deferred tax liabilities	$(87,937)	$(80,712)

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal year 2015, the valuation

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance for net deferred tax assets increased by $48.9 million. This increase mainly relates to the establishment of valuation allowance against our net domestic deferred tax assets in connection with net operating losses generated in fiscal year 2015. As of September 30, 2015, we have $192.5 million and $49.3 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2014, we had $140.1 million and $52.8 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively.
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

At September 30, 2015 and 2014, we had U.S. federal net operating loss carryforwards of $872.1 million and $843.5 million, respectively, of which $186.4 million at both September 30, 2015 and September 30, 2014, relate to tax deductions from stock-based compensation which will be recorded as additional paid-in-capital when realized. At September 30, 2015 and 2014, we had state net operating loss carryforwards of $303.4 million and $345.7 million, respectively. The net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. At September 30, 2015 and 2014, we had foreign net operating loss carryforwards of $222.6 million and $251.1 million, respectively. These carryforwards will expire at various dates beginning in 2016 and extending through 2036, if not utilized.

At September 30, 2015 and 2014, we had federal research and development carryforwards of $34.5 million and $34.2 million, respectively. At September 30, 2015 and 2014, we had state research and development credit carryforwards of $6.2 million and $0.7 million, respectively.
Uncertain Tax Positions
We establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. Under the comprehensive model, reserves are established when we have determined that it is more likely than not that a tax position will or will not be sustained and at the greatest amount for which the result is more likely than not.
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2015	2014
Balance at beginning of year	$21,234	$19,617
Increases for tax positions taken during current period	2,935	1,137
Increases for interest and penalty charges	574	913
Decreases for tax settlements and lapse in statutes	(2,559)	(433)
Balance at end of year	$22,184	$21,234
As of September 30, 2015, $22.2 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes and had accrued $6.1 million of such interest and penalties as of September 30, 2015.
We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal, state and foreign tax returns are generally subject to tax examinations for various tax years through 2015.

19.	Segment and Geographic Information and Significant Customers
We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile and Consumer, Enterprise, and Imaging. Segment profit is an important measure used for evaluating performance and for decision-

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

making purposes and reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. Segment profit represents income (loss) from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other expense, net and certain unallocated corporate expenses. We believe that these adjustments allow for more complete comparisons to the financial results of the historical operations.
The Healthcare segment is primarily engaged in clinical speech and clinical language understanding solutions that improve the clinical documentation process - from capturing the complete patient record to improving clinical documentation and quality measures for reimbursement. The Mobile and Consumer segment is primarily engaged in providing a broad portfolio of specialized virtual assistants and connected services built on voice recognition, text-to-speech, natural language understanding, dialog, and text input technologies. Our Enterprise segment is primarily engaged in using speech, natural language understanding, and artificial intelligence to provide automated customer solutions and services for voice, mobile, web and messaging channels. The Imaging segment is primarily engaged in software solutions and expertise that help professionals and organizations to gain optimal control of their document and information processes through scanning and print management.

In October 2014, we realigned our product portfolio which resulted in a change in the composition of our Mobile and Enterprise reporting units. Accordingly, the segment results in prior periods have been reclassified to conform to the current period segment reporting presentation.
We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment nor depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Year Ended September 30,
	2015	2014	2013
Segment revenues(a):
Healthcare	$937,599	$942,658	$911,611
Mobile and Consumer	454,402	441,006	461,511
Enterprise	349,347	367,149	341,136
Imaging	237,721	236,272	243,372
Total segment revenues	1,979,069	1,987,085	1,957,630
Acquisition related revenue adjustments	(47,933)	(63,634)	(102,351)
Total consolidated revenue	1,931,136	1,923,451	1,855,279
Segment profit:
Healthcare	333,628	340,091	352,157
Mobile and Consumer	115,147	75,826	131,681
Enterprise	92,403	88,135	90,254
Imaging	89,286	89,052	98,187
Total segment profit	630,464	593,104	672,279
Corporate expenses and other, net	(136,792)	(128,563)	(135,300)
Acquisition-related revenues and costs of revenue adjustment	(45,163)	(59,479)	(93,679)
Non-cash stock-based compensation	(176,776)	(192,964)	(159,325)
Amortization of intangible assets	(168,276)	(170,052)	(168,841)
Acquisition-related costs, net	(14,379)	(24,218)	(29,685)
Restructuring and other charges, net	(23,669)	(19,443)	(16,385)
Costs associated with IP collaboration agreements	(10,500)	(19,748)	(20,582)
Other expense, net	(135,381)	(133,657)	(145,162)
Loss before income taxes	$(80,472)	$(155,020)	$(96,680)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	2015	2014	2013
United States	$1,407,266	$1,408,227	$1,339,733
International	523,870	515,224	515,546
Total	$1,931,136	$1,923,451	$1,855,279

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (dollars in thousands):

	September 30, 2015	September 30, 2014
United States	$3,798,488	$3,900,052
International	742,923	755,732
Total	$4,541,411	$4,655,784

20.	Quarterly Data (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2015
Total revenue	$474,019	$475,059	$477,939	$504,119	$1,931,136
Gross profit	$263,634	$271,760	$273,248	$292,615	$1,101,257
Net loss	$(50,495)	$(14,098)	$(39,390)	$(11,027)	$(115,010)
Net loss per share:
Basic	$(0.16)	$(0.04)	$(0.13)	$(0.04)	$(0.36)
Diluted	$(0.16)	$(0.04)	$(0.13)	$(0.04)	$(0.36)
Weighted average common shares outstanding:
Basic	321,751	322,879	312,680	309,281	317,028
Diluted	321,751	322,879	312,680	309,281	317,028

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2014
Total revenue	$469,980	$475,653	$475,504	$502,314	$1,923,451
Gross profit	$262,160	$265,289	$259,411	$292,251	$1,079,111
Net loss	$(55,413)	$(39,227)	$(54,247)	$(1,456)	$(150,343)
Net loss per share:
Basic	$(0.18)	$(0.12)	$(0.17)	$(0.00)	$(0.47)
Diluted	$(0.18)	$(0.12)	$(0.17)	$(0.00)	$(0.47)
Weighted average common shares outstanding:
Basic	314,818	316,593	317,610	318,725	316,936
Diluted	314,818	316,593	317,610	318,725	316,936

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework ("2013 framework"). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2015, our internal control over financial reporting was effective.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2015 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Paul A. Ricci and Daniel D. Tempesta, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts.

/s/ Paul A. Ricci
Date: November 18, 2015	Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Daniel D. Tempesta
Date: November 18, 2015	Daniel D. Tempesta Executive Vice President and Chief Financial Officer

/s/ Robert J. Finocchio, Jr.
Date: November 18, 2015	Robert J, Finocchio, Jr., Director

/s/ Robert J. Frankenberg
Date: November 18, 2015	Robert J. Frankenberg, Director

/s/ Brett Icahn
Date: November 18, 2015	Brett Icahn, Director

/s/ William H. Janeway
Date: November 18, 2015	William H. Janeway, Director

/s/ Mark R. Laret
Date: November 18, 2015	Mark R. Laret, Director

/s/ Katharine A. Martin
Date: November 18, 2015	Katharine A. Martin, Director

/s/ Mark Myers
Date: November 18, 2015	Mark Myers, Director

/s/ Philip Quigley
Date: November 18, 2015	Philip Quigley, Director

/s/ David Schechter
Date: November 18, 2015	David Schechter, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.8	Stock Purchase Agreement by and among Nuance, J.A. Thomas and Associates, Inc., the shareholders of J.A. Thomas and Associates and Donald Leeper, as the shareholder representative, dated October 1, 2012	8-K	0-27038	2.1	12/17/2012
2.9	Asset Purchase Agreement, dated as of May 24, 2013, by and among Nuance, Telluride, Inc., Tweddle Group, Inc., Tweddle Group Technologies, LLC, The Andrew M. Tweddle Revocable Living Trust and Andrew M. Tweddle	8-K	0-27038	2.1	6/5/2013
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock	8-K	0-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	0-27038	3.2	8/20/2013
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Indenture, dated as of August 13, 2007, between Nuance Communications, Inc. and U.S. Bank National Association, as Trustee (including form of 2.75% Convertible Subordinated Debentures due 2027).	8-K	0-27038	4.1	8/17/2007
4.3	Indenture, dated as of October 24, 2011, by and between Nuance Communications, Inc. and U.S. Bank National Association	8-K	0-27038	4.1	10/24/2011
4.4	Indenture, dated August 14, 2012, among Nuance Communications, Inc., the guarantors party thereto and U.S. Bank National Association, relating to the 5.375% Senior Notes due 2020.	8-K	0-27038	4.1	8/14/2012
4.5	Preferred Shares Rights Agreement, dated as of August 19, 2013, by and between Nuance Communications, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	0-27038	4.1	8/20/2013

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6	First Amendment to Preferred Shares Rights Agreement, dated as of August 18, 2014, by and between Nuance Communications, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent.	8-K	001-36056	4.2	8/18/2014
4.7	Indenture, dated June 16, 2015 (including form of 1.50% Convertible Debentures due 2035).	8-K	001-36056	4.1	6/22/2015
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	1995 Employee Stock Purchase Plan, as amended and restated on December 1, 2009.*	14A	0-27038	Annex B	12/18/2009
10.3	2000 NonStatutory Stock Option Plan, as amended.*	S-8	333-108767	4.1	9/12/2003
10.4	ScanSoft 2003 Stock Plan.*	S-8	333-108767	4.3	9/12/2003
10.5	Nuance Communications, Inc. 2001 Nonstatutory Stock Option Plan.*	S-8	333-128396	4.1	9/16/2005
10.6	Nuance Communications, Inc. 2000 Stock Plan.*	S-8	333-128396	4.2	9/16/2005
10.7	Mobeus Corporation 2006 Share Incentive Plan*	S-8	0-23038	4.1	6/29/2012
10.8	Form of Restricted Stock Purchase Agreement.*	10-K/A	0-27038	10.17	12/15/2006
10.9	Form of Restricted Stock Unit Purchase Agreement.*	10-K/A	0-27038	10.18	12/15/2006
10.10	Form of Stock Option Agreement.*	10-K/A	0-27038	10.19	12/15/2006
10.11	Increase Joinder, dated as of August 24, 2007, by and among Nuance Communications, Inc. and the other parties identified therein, to the Amended and Restated Senior Secured Credit Facility dated as of April 5, 2007.	8-K	0-27038	10.1	8/30/2007
10.12	Letter, dated June 3, 2008, from the Registrant to Thomas L. Beaudoin regarding certain employment matters.	10-K	0-27038	10.39	12/1/2008
10.13	Letter, dated September 9, 2010, to Bruce Bowden regarding certain employment matters.*	10-Q	0-27038	10.1	2/9/2011
10.14	Purchase Agreement, dated as of October 18, 2011, by and between Nuance Communications, Inc. and Morgan Stanley & Co. LLC, as representative of the initial purchasers named therein.	8-K	0-27038	10.1	10/24/2011
10.15	Employment Agreement dated November 11, 2011 between the Registrant and Paul Ricci.*	10-Q	0-27038	10.2	2/9/2012
10.16	Purchase Agreement, dated August 9, 2012, by and among Nuance Communications, Inc., the guarantors party thereto and Barclays Capital Inc.	8-K	02-7038	10.1	8/14/2012
10.17	Purchase Agreement dated October 15, 2012, by and among Nuance Communications, Inc., the guarantors party thereto and Morgan Stanley & Co. LLC	8-K	0-27038	10.1	10/16/2012
10.18	Amended and Restated 2000 Stock Plan*	S-8	333-128396	4.1	5/7/2013
10.19	Amendment Agreement to Credit Agreement and Guarantee and Collateral Agreement	8-K	0-27038	10.1	8/12/2013
10.20	Amended and Restated Credit Agreement	8-K	0-27038	10.2	8/12/2013

		Incorporated by Reference
Exhibit Index	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21	Nomination and Standstill Agreement Dated October 7, 2013 by and between Nuance Communications, Inc., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp.	8-K	001-36056	99.1	10/8/2013
10.22	Amendment No. 1 to Employment Agreement, dated November 12, 2013 by and between Nuance Communications, Inc. and Paul A. Ricci.*	10-Q	001-36056	10.3	2/10/2014
10.23	Form of Change of Control and Severance Agreement for Executive Officers.*	10-Q	001-36056	10.5	2/10/2014
10.24	1995 Directors’ Stock Option Plan, as amended and restated on November 13, 2013.*	10-Q	001-36056	10.6	2/10/2014
10.25	Amendment No. 2 to Employment Agreement, dated June 18, 2015 by and between Nuance Communications, Inc. and Paul A. Ricci.	8-K	001-36056		6/24/2015
10.26	Amended and Restated 2000 Stock Plan.	S-8	001-36056	4.1	2/6/2015
10.27	Amended and Restated 1995 Employee Stock Purchase Plan.	S-8	001-36056	4.2	2/6/2015
10.28	Amended and Restated 1995 Directors Stock Plan.	S-8	001-36056	4.3	2/6/2015
14.1	Registrant’s Code of Business Conduct and Ethics					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
						X

*	Denotes management compensatory plan or arrangement