Form 10-Q
period 2015-12-31
Nuance Communications, Inc.
filed 2016-02-09
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
Or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of January 29, 2016 was 304,446,272.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2015	2014
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$179,050	$169,688
Professional services and hosting	227,135	226,170
Maintenance and support	79,930	78,161
Total revenues	486,115	474,019
Cost of revenues:
Product and licensing	23,412	23,970
Professional services and hosting	153,544	157,243
Maintenance and support	13,322	14,041
Amortization of intangible assets	15,631	15,131
Total cost of revenues	205,909	210,385
Gross profit	280,206	263,634
Operating expenses:
Research and development	71,060	82,567
Sales and marketing	100,590	111,250
General and administrative	39,655	50,567
Amortization of intangible assets	27,033	26,827
Acquisition-related costs, net	2,480	4,756
Restructuring and other charges, net	7,888	2,228
Total operating expenses	248,706	278,195
Income (loss) from operations	31,500	(14,561)
Other income (expense):
Interest income	883	562
Interest expense	(29,880)	(29,897)
Other expense, net	(6,801)	(785)
Loss before income taxes	(4,298)	(44,681)
Provision for income taxes	7,767	5,814
Net loss	$(12,065)	$(50,495)
Net loss per share:
Basic	$(0.04)	$(0.16)
Diluted	$(0.04)	$(0.16)
Weighted average common shares outstanding:
Basic	307,794	321,751
Diluted	307,794	321,751
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Net loss	$(12,065)	$(50,495)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(8,904)	(28,218)
Pension adjustments	74	25
Unrealized loss on marketable securities	(67)	(29)
Total other comprehensive loss, net	(8,897)	(28,222)
Comprehensive loss	$(20,962)	$(78,717)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$506,653	$479,449
Marketable securities	59,783	57,237
Accounts receivable, less allowances for doubtful accounts of $9,746 and $9,184	374,333	373,162
Prepaid expenses and other current assets	93,790	76,777
Total current assets	1,034,559	986,625
Marketable securities	29,434	32,099
Land, building and equipment, net	186,719	186,007
Goodwill	3,369,953	3,378,334
Intangible assets, net	753,835	796,285
Other assets	156,128	148,301
Total assets	$5,530,628	$5,527,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,834
Contingent and deferred acquisition payments	16,858	15,651
Accounts payable	48,218	56,581
Accrued expenses and other current liabilities	167,115	224,609
Deferred revenue	370,787	324,709
Total current liabilities	602,978	626,384
Long-term portion of debt	2,119,825	2,118,821
Deferred revenue, net of current portion	361,893	343,452
Deferred tax liabilities	108,571	104,782
Other liabilities	69,329	68,960
Total liabilities	3,262,596	3,262,399

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 308,235 and 313,531 shares issued and 304,484 and 309,781 shares outstanding, respectively	308	314
Additional paid-in capital	3,271,737	3,149,060
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(125,842)	(116,945)
Accumulated deficit	(861,383)	(750,389)
Total stockholders’ equity	2,268,032	2,265,252
Total liabilities and stockholders’ equity	$5,530,628	$5,527,651
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2015	2014
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(12,065)	$(50,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,275	57,173
Stock-based compensation	42,348	47,354
Non-cash interest expense	8,636	7,379
Deferred tax (benefit) provision	(351)	1,887
Loss on extinguishment of debt	4,851	—
Other	393	(182)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,894)	7,243
Prepaid expenses and other assets	(20,097)	(14,658)
Accounts payable	(5,940)	(2,559)
Accrued expenses and other liabilities	305	(36,226)
Deferred revenue	68,680	78,769
Net cash provided by operating activities	141,141	95,685
Cash flows from investing activities:
Capital expenditures	(20,555)	(16,937)
Payments for business and technology acquisitions, net of cash acquired	(674)	(8,132)
Purchases of marketable securities and other investments	(17,070)	(63,465)
Proceeds from sales and maturities of marketable securities and other investments	14,128	9,377
Net cash used in investing activities	(24,171)	(79,157)
Cash flows from financing activities:
Payments of debt	(511,844)	(1,209)
Proceeds from issuance of convertible debt, net of issuance costs	664,605	—
Payments for repurchase of common stock	(189,580)	—
Payments for settlement of other share-based derivatives	—	(340)
Payments on other long-term liabilities	(851)	(695)
Proceeds from issuance of common stock from employee stock plans	36	177
Cash used to net share settle employee equity awards	(52,171)	(42,654)
Net cash used in financing activities	(89,805)	(44,721)
Effects of exchange rate changes on cash and cash equivalents	39	(1,195)
Net increase (decrease) in cash and cash equivalents	27,204	(29,388)
Cash and cash equivalents at beginning of period	479,449	547,230
Cash and cash equivalents at end of period	$506,653	$517,842
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in our latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The results of operations for the three months ended December 31, 2015 and December 31, 2014, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
We have evaluated subsequent events from December 31, 2015 through the date of the issuance of these consolidated financial statements and have determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

2.	Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
Effective October 1, 2015, we retroactively implemented Accounting Standards Update ("ASU") No. 2015-17, "Balance Sheet Classification of Deferred Taxes." The cumulative effect of the change as of September 30, 2015 on current and long-term deferred tax assets was a decrease of approximately $57.3 million and $0.4 million, respectively, with an offsetting adjustment to long-term deferred tax liabilities. Current deferred tax assets are included in prepaid expenses and other current assets and long-term deferred tax assets are included in other assets within our consolidated balance sheet.
Effective October 1, 2015, we implemented ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The implementation had no impact on our consolidated financial statements.
We have made no other changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
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
In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for us in the first quarter of fiscal year 2019. We are currently evaluating the impact of our pending adoption of ASU 2016-01 on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). The amendments in the ASU 2015-16 require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. ASU 2015-16 is effective for us in the first quarter of fiscal year 2017. We do not believe that ASU 2015-16 will have a material impact on our consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The amendments in the ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for us in the first quarter of fiscal year 2017, with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis to each individual period presented. Upon implementation, the change in reporting debt issuance costs will require us to reclassify our deferred financing costs, which are $22.0 million and $15.7 million at December 31, 2015 and September 30, 2015, respectively, from an asset to a reduction of the reported debt balance. ASU 2015-03 will reduce our assets and liabilities but will have no impact on our shareholders' equity, results of operations or cash flows.
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
During the first quarter of fiscal year 2016, we did not complete any business acquisitions.
During fiscal year 2015, we acquired several immaterial businesses in our Mobile and Healthcare segments for total initial cash consideration of $47.6 million together with future contingent payments. The future contingent payments may require us to make payments up to $19.9 million as additional consideration contingent upon the achievement of specified objectives, which at closing had an estimated fair value of $17.3 million. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, we recorded $23.4 million of goodwill and $35.8 million of identifiable intangibles assets. Intangible assets acquired included customer relationships and core and completed technology with weighted average useful lives of 6.9 years. The most significant of these acquisitions are treated as asset purchases, and the goodwill resulting from these acquisitions is expected to be deductible for tax purposes.

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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended December 31,
	2015	2014
Transition and integration costs	$996	$3,481
Professional service fees	1,403	2,201
Acquisition-related adjustments	81	(926)
Total	$2,480	$4,756

4.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the three months ended December 31, 2015, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2015	$3,378,334	$796,285
Amortization	—	(42,664)
Effect of foreign currency translation	(8,381)	214
Balance at December 31, 2015	$3,369,953	$753,835
In October 2015, we reorganized the organizational management and oversight of our Dragon Consumer ("DNS") business, represented by our DNS reporting unit, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. Based on this reorganization, we reallocated $67.6 million of goodwill from our Mobile segment into our Healthcare segment.

5.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At December 31, 2015 and September 30, 2015, we had outstanding contracts with a total notional value of $137.6 million and $138.5 million, respectively.
We have not designated these forward contracts as hedging instruments pursuant to the authoritative guidance for derivatives and hedging, and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with the unrealized gains and losses recognized immediately in earnings as other expense, net in our consolidated

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations. The cash flows related to the settlement of these contracts are included in cash flows from investing activities within our consolidated statement of cash flows.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in other expense, net in our consolidated statements of operations. We have no outstanding shares subject to security price guarantees at December 31, 2015.

The following table provides a quantitative summary of the fair value of our derivative instruments as of December 31, 2015 and September 30, 2015 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		December 31, 2015	September 30, 2015
Foreign currency contracts	Prepaid expenses and other current assets	$189	$260
Foreign currency contracts	Accrued expenses and other current liabilities	$(170)	$—
Net fair value of non-hedge derivative instruments		$19	$260
The following tables summarize the activity of derivative instruments for the three months ended December 31, 2015 and 2014 (dollars in thousands):

		Three Months Ended December 31,
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2015	2014
Foreign currency contracts	Other expense, net	$(3,373)	$(6,283)
Security price guarantees	Other expense, net	$—	$(562)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and September 30, 2015 consisted of (dollars in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$383,231	$—	$—	$383,231
US government agency securities(a)	1,000		—	1,000
Time deposits(b)	—	73,057	—	73,057
Commercial paper, $3,578 at cost(b)	—	3,578	—	3,578
Corporate notes and bonds, $45,708 at cost(b)	—	45,596	—	45,596
Foreign currency exchange contracts(b)	—	189	—	189
Total assets at fair value	$384,231	$122,420	$—	$506,651
Liabilities:
Foreign currency exchange contracts(b)	$—	$(170)	$—	$(170)
Contingent acquisition payments(c)	—	—	(16,901)	(16,901)
Total liabilities at fair value	$—	$(170)	$(16,901)	$(17,071)

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$334,404	$—	$—	$334,404
US government agency securities(a)	1,000	—	—	1,000
Time deposits(b)	—	71,453	—	71,453
Commercial paper, $3,491 at cost(b)	—	3,493	—	3,493
Corporate notes and bonds, $44,581 at cost(b)	—	44,533	—	44,533
Foreign currency exchange contracts(b)	—	260	—	260
Total assets at fair value	$335,404	$119,739	$—	$455,143
Liabilities:
Contingent acquisition payments(c)	$—	$—	$(15,961)	$(15,961)
Total liabilities at fair value	$—	$—	$(15,961)	$(15,961)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

(b)
The fair values of our time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. The commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 1.28 years.

(c)
The fair value of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three months ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended December 31,
	2015	2014
Balance at beginning of period	$15,961	$6,864
Earn-out liabilities established at time of acquisition	—	639
Payments upon settlement	(174)	(1,462)
Adjustments to fair value included in acquisition-related costs, net	1,114	(601)
Balance at end of period	$16,901	$5,440
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
Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2017. As of December 31, 2015, we could be required to pay up to $23.9 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from future product sales and the risk adjusted discount rate for the fair value measurement.

7.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2015	September 30, 2015
Compensation	$86,503	$142,150
Accrued interest payable	24,164	11,793
Cost of revenue related liabilities	22,557	25,584
Sales and marketing incentives	6,832	6,845
Facilities related liabilities	6,153	6,312
Professional fees	6,142	6,874
Acquisition costs and liabilities	4,241	6,666
Sales and other taxes payable	4,121	6,026
Other	6,402	12,359
Total	$167,115	$224,609

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Revenue
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
Deferred revenue consisted of the following (dollars in thousands):

	December 31, 2015	September 30, 2015
Current liabilities:
Deferred maintenance revenue	$162,870	$155,967
Unearned revenue	207,917	168,742
Total current deferred revenue	$370,787	$324,709
Long-term liabilities:
Deferred maintenance revenue	$62,854	$62,201
Unearned revenue	299,039	281,251
Total long-term deferred revenue	$361,893	$343,452

9.	Restructuring and Other Charges, net
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
The following table sets forth accrual activity relating to restructuring reserves for the three months ended December 31, 2015 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2015	$635	$6,222	$6,857
Restructuring charges, net	4,558	3,330	7,888
Non-cash adjustment	(57)	(457)	(514)
Cash payments	(3,022)	(1,046)	(4,068)
Balance at December 31, 2015	$2,114	$8,049	$10,163
Restructuring and other charges, net by component and segment are as follows (dollars in thousands):

	Three Months Ended December 31,
	2015					2014
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$701	$—	$701	$—	$701	$(128)	$—	$(128)	$—	$(128)
Mobile	2,182	602	2,784	—	2,784	12	—	12	—	12
Enterprise	1,084	20	1,104	—	1,104	218	95	313	—	313
Imaging	213	—	213	—	213	1,480	393	1,873	—	1,873
Corporate	378	2,708	3,086	—	3,086	158	—	158	—	158
Total	$4,558	$3,330	$7,888	$—	$7,888	$1,740	$488	$2,228	$—	$2,228

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2016
During the three months ended December 31, 2015, we recorded restructuring charges of $7.9 million. The restructuring charges included $4.6 million for severance related to the reduction of approximately 110 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $3.3 million charge for the closure of certain excess facility space.
We expect that the remaining severance payments of $2.1 million will be substantially paid by the end of fiscal year 2016. We expect that the remaining payments of $8.0 million for the closure of excess facility space will be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
Fiscal Year 2015
During the three months ended December 31, 2014, we recorded restructuring charges of $2.2 million. The restructuring charges included $1.7 million for severance related to the reduction of approximately 60 employees that eliminated duplicative positions, and a $0.5 million charge for the closure of certain excess facility space resulting from acquisitions.

10.	Debt and Credit Facilities
At December 31, 2015 and September 30, 2015, we had the following borrowing obligations (dollars in thousands):

	December 31, 2015	September 30, 2015
5.375% Senior Notes due 2020, net of unamortized premium of $3.6 million and $3.8 million, respectively. Effective interest rate 5.28%.	$1,053,622	$1,053,818
1.00% Convertible Debentures due 2035, net of unamortized discount of $179.7 million. Effective interest rate 5.62%.	496,782	—
2.75% Convertible Debentures due 2031, net of unamortized discount of $31.6 million and $39.1 million, respectively. Effective interest rate 7.43%.	363,886	394,698
1.50% Convertible Debentures due 2035, net of unamortized discount of $58.4 million and $60.5 million, respectively. Effective interest rate 5.39%.	205,535	203,373
Credit Facility, net of unamortized original issue discount of $0.8 million.	—	471,766
Total long-term debt	$2,119,825	$2,123,655
Less: current portion	—	4,834
Non-current portion of long-term debt	$2,119,825	$2,118,821
The estimated fair value of our long-term debt approximated $2,393.4 million (face value $2,385.9 million) and $2,249.1 million (face value $2,220.2 million) at December 31, 2015 and September 30, 2015, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes and the Convertible Debentures are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the revolving credit line portion of our Credit Facility at December 31, 2015 or September 30, 2015.
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The Notes are our unsecured senior obligations and are guaranteed (the “Guarantees”) on an unsecured senior basis by substantially all of our direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the Notes. As of December 31, 2015 and September 30, 2015, the ending unamortized deferred debt issuance costs were $8.8 million and $9.2 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”). Total proceeds, net of debt issuance costs, were $664.6 million, and we used a portion to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears, beginning on June 15, 2016. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on December 15, 2022, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.0% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.0% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 1.0% 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of December 31, 2015, the ending unamortized deferred debt issuance costs were $9.2 million.
If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $27.22 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter beginning after March 31, 2016 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2015, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs. Upon repurchase we recorded an extinguishment loss of $2.4 million in other expense, net, in the accompanying consolidated statements of operations. Following the repayment, $395.5 million in aggregate principal amount of our 2031 Debentures remain outstanding. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The aggregate debt discount of $89.7 million is being amortized to interest expense using the effective interest rate method through November 2017. As of December 31, 2015 and September 30, 2015, the ending unamortized deferred debt issuance costs were $1.9 million and $2.3 million, respectively. As of December 31, 2015 and September 30, 2015, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.5% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.5% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”). The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.5% per year, payable in cash semi-annually in arrears, beginning on November 1, 2015. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The aggregate debt discount of $63.0 million is being amortized to interest expense using the effective interest rate method through November 2021. As of December 31, 2015 and September 30, 2015, the ending unamortized deferred debt issuance costs were $2.2 million and $2.3 million, respectively. As of December 31, 2015 and September 30, 2015, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Credit Facility
The amended and restated credit agreement, entered into on August 7, 2013, includes a term loan and a $75.0 million revolving credit line, inclusive of any issued letters of credit (together, the "Credit Facility"). In December 2015, we repaid the aggregate principal balance of $472.5 million on the term loan with proceeds received from the issuance of our 1.0% 2035 Debentures. The revolving credit line terminates on August 7, 2018. We recorded a loss of $2.5 million on the extinguishment, representing the unamortized debt discount and issuance costs, in other expense, net, in the accompanying consolidated statements of operations. As of December 31, 2015, there were $6.2 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under the terms of the Credit Facility, interest is payable periodically at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at December 31, 2015 is as follows:

Description	Base Rate Margin		LIBOR Margin
Revolving facility due August 2018	0.50% - 0.75%	(a)	1.50% - 1.75%	(a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our net leverage ratio. As of December 31, 2015, the commitment fee rate was 0.375%.
The Credit Facility contains covenants including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2015, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of December 31, 2015, we were in compliance with the requirements of our other long-term debt.

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
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 8.9 million shares for $188.7 million during the three months ended December 31, 2015. This includes the repurchase of 1.0 million shares owned directly or indirectly by our Chief Executive Officer, comprised of 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million. Since the commencement of the program, we have repurchased 40.2 million shares for $698.7 million. Approximately $301.3 million remained available for share repurchases as of December 31, 2015 pursuant to our share repurchase program. Under the terms of the share repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.

12.	Net Loss Per Share
As of December 31, 2015 and 2014, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to our net loss position. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 10.0 million and 13.8 million shares for the three months ended December 31, 2015 and 2014, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

13.	Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended December 31,
	2015	2014
Cost of product and licensing	$122	$87
Cost of professional services and hosting	7,757	7,623
Cost of maintenance and support	1,068	943
Research and development	9,933	10,509
Selling and marketing	12,837	12,534
General and administrative	10,631	15,658
Total	$42,348	$47,354

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The table below summarizes activity relating to stock options for the three months ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2015	2,923,989	$14.01
Exercised/Repurchased(b)	(807,949)	$11.93
Expired	(2,873)	$10.97
Outstanding at December 31, 2015	2,113,167	$14.81	1.4 years	$10.7	million
Exercisable at December 31, 2015	2,113,030	$14.81	1.4 years	$10.7	million
Exercisable at December 31, 2014	3,608,477	$13.66	2.1 years	$4.7	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market price of our common stock on December 31, 2015 ($19.89) and the exercise price of the underlying options.

(b)
We repurchased 1.0 million shares owned directly or indirectly by our Chief Executive Officer, comprised of 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million.

The weighted-average intrinsic value of stock options exercised during the three months ended December 31, 2015 and 2014 was $7.6 million and $1.0 million, respectively.

Restricted Units
Restricted units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activity relating to restricted units for the three months ended December 31, 2015:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2015	4,700,210	7,007,839
Granted	1,665,708	4,066,597
Earned/released	(2,210,095)	(3,399,555)
Forfeited	(276,357)	(121,663)
Outstanding at December 31, 2015	3,879,466	7,553,218
Weighted average remaining recognition period of outstanding restricted units	1.9 years	1.7 years
Unearned stock-based compensation expense of outstanding restricted units	$74.6 million	$84.2 million
Aggregate intrinsic value of outstanding restricted units(a)	$77.2 million	$150.3 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of our common stock on December 31, 2015 ($19.89) and the purchase price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all restricted units vested during the periods noted is as follows:

	Three Months Ended December 31,
	2015	2014
Weighted-average grant-date fair value per share	$20.40	$14.95
Total intrinsic value of shares vested (in millions)	$115.6	$97.1

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards
Restricted stock awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to restricted stock awards for the three months ended December 31, 2015:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2015	250,000	$15.71
Vested	(250,000)	$15.71
Outstanding at December 31, 2015	—	$—
The weighted-average intrinsic value of restricted stock awards vested during the three months ended December 31, 2015 and 2014 was $4.3 million and $3.9 million, respectively.

14.	Income Taxes
The components of loss before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2015	2014
Domestic	$(29,002)	$(63,710)
Foreign	24,704	19,029
Loss before income taxes	$(4,298)	$(44,681)
The components of provision from income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2015	2014
Domestic	$4,537	$3,789
Foreign	3,230	2,025
Provision for income taxes	$7,767	$5,814
Effective tax rate	(180.7)%	(13.0)%

The effective income tax rate was (180.7)% and (13.0)% for the three months ended December 31, 2015 and 2014, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance that provide no benefit to the provision and an increase to indefinite lived deferred tax liabilities, partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
Effective October 1, 2015, we implemented ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." The cumulative effect of the change as of September 30, 2015 on current and long-term deferred tax assets was a decrease of approximately $57.3 million and $0.4 million, respectively, with an offsetting adjustment to long-term deferred tax liabilities. Current deferred tax assets are included in prepaid expenses and other current assets and long-term deferred tax assets are included in other assets within our consolidated balance sheet.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2015 and September 30, 2015, we had gross tax effected unrecognized tax benefits of $22.6 million and $22.2 million, respectively, and is included in other long-term liabilities. If these benefits were recognized, they would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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
We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile, Enterprise, and Imaging. Segment profit is an important measure used for evaluating performance and for decision-making purposes and reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. Segment profit represents income (loss) from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other expense, net and certain unallocated corporate expenses. We believe that these adjustments allow for more complete comparisons to the financial results of the historical operations.
In October 2015, we reorganized the organizational management and oversight of our DNS business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. In addition, we renamed our Mobile and Consumer segment to Mobile segment. Accordingly, the segment results in prior periods have been reclassified to conform to the current period segment reporting presentation.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment nor depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three Months Ended
	December 31,
	2015	2014
Segment revenues(a):
Healthcare	$248,084	$250,810
Mobile	96,403	87,516
Enterprise	88,776	90,643
Imaging	61,607	60,061
Total segment revenues	494,870	489,030
Less: acquisition related revenues adjustments	(8,755)	(15,011)
Total consolidated revenues	486,115	474,019
Segment profit:
Healthcare	81,107	78,264
Mobile	33,519	11,707
Enterprise	25,733	24,732
Imaging	26,985	19,928
Total segment profit	167,344	134,631
Corporate expenses and other, net	(29,875)	(35,668)
Acquisition-related revenues and cost of revenues adjustment	(8,589)	(14,290)
Stock-based compensation	(42,348)	(47,354)
Amortization of intangible assets	(42,664)	(41,958)
Acquisition-related costs, net	(2,480)	(4,756)
Restructuring and other charges, net	(7,888)	(2,228)
Costs associated with IP collaboration agreements	(2,000)	(2,938)
Other expense, net	(35,798)	(30,120)
Loss before income taxes	$(4,298)	$(44,681)

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

No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2015	2014
United States	$355,814	$347,674
International	130,301	126,345
Total revenues	$486,115	$474,019

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

In October 2015, we reorganized the organizational management and oversight of our DNS business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. In addition, we renamed our Mobile and Consumer segment to Mobile segment. Accordingly, the segment results in prior periods have been reclassified to conform to the current period segment reporting presentation.
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

•
Healthcare.  Trends in our healthcare business include continuing customer preference for hosted solutions and other time-based licenses and increasing interest in the use of mobile devices to access healthcare systems and records. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products, as well as transactions which involve the sale of multiple solutions, such as both hosted transcription services and Dragon Medical licenses. The volume processed in our hosted transcription services has experienced some erosion in lines processed when customers adopt EMR systems, and when in some cases customers use our licensed Dragon Medical product to support input into the EMR, which has been partially offset by expansion in our customer base. We believe an important trend in the healthcare market is the desire to improve efficiency in the coding and revenue cycle management process. Our solutions reduce costs by increasing automation of this important workflow and also enable hospitals to improve documentation used to support billings. There is an ongoing change in the industry coding standard from ICD-9 to ICD-10, which will significantly increase the number of possible codes, and therefore, increase the complexity of this process, which in turn reinforces our customers' desire for improved efficiency. We are investing to expand our product set to address the various opportunities, including deeper integration with our clinical documentation solutions; investing in our cloud-based products and operations; entering new and adjacent markets such as ambulatory care; and expanding our international capabilities.

•
Mobile.  Trends in our mobile business include device manufacturers requiring custom applications to deliver unique and differentiated products such as virtual assistants, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and in automobiles, the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers, tablet and laptop computers, cameras and third-party applications and away from consumer software. The more powerful capabilities of mobile devices require us to supply a broader portfolio of specialized virtual assistants and connected services built on voice recognition, text-to-speech, natural language understanding, dialog and text input, where the complexity of the technologies allow us to charge a higher price. Within given levels of our technology set, we have seen growth opportunities limited by the consolidation of this market to a small number of customers as well as increased competition in voice recognition and natural language technologies and services sold to device OEMs. We continue to see strong demand involving the sale and delivery of both software and non-software related services, as well as products to help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional perpetual licensing of our mobile products and solutions. Although this has a negative impact on near-term revenue, we believe this model will build stronger and more predictable revenues over time. We are investing to expand the cloud capabilities and content of our Automotive solutions; expansion across the IoT in our Device solutions; and, geographic expansion of our mobile operator services.

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

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenues, net income, gross margins, operating margins and cash flow from operations. A summary of these key financial metrics is as follows:
For the three months ended December 31, 2015, as compared to the three months ended December 31, 2014:

•	Total revenues increased by $12.1 million to $486.1 million;

•	Net loss decreased by $38.4 million to a loss of $12.1 million;

•	Gross margins increased by 2.0 percentage points to 57.6%;

•	Operating margins increased by 9.6 percentage points to 6.5%; and

•	Cash provided by operating activities increased $45.5 million to $141.1 million.
As of December 31, 2015, as compared to December 31, 2014:

•
Total deferred revenue increased 18.0% from $621.1 million to $732.7 million driven by growth in our on-demand and maintenance and support contracts primarily from our automotive business in our Mobile segment.

In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics for the period ended December 31, 2015, as compared to the period ended December 31, 2014, is as follows:

•	Net new bookings increased 1.6% from one year ago to $308.7 million. The net new bookings growth benefited from strong bookings performance in our Enterprise and Mobile segments.
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

•
Segment recurring revenue represented 67.2% and 65.8% of total segment revenue for three months ended December 31, 2015 and December 31, 2014, respectively. Segment recurring revenue represents the sum of recurring product and licensing, on-demand, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements;

•
Annualized line run-rate in our on-demand healthcare solutions decreased 5% from one year ago to approximately 5.1 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Estimated three-year value of total on-demand contracts increased 1% from one year ago to approximately $2.2 billion. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on estimates used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Product and licensing	$179.1	$169.7	$9.4	5.5%
Professional services and hosting	227.1	226.2	0.9	0.4%
Maintenance and support	79.9	78.2	1.7	2.2%
Total Revenues	$486.1	$474.0	$12.1	2.6%
United States	$355.8	$347.7	$8.1	2.3%
International	130.3	126.3	4.0	3.2%
Total Revenues	$486.1	$474.0	$12.1	2.6%
The geographic split for the three months ended December 31, 2015 and 2014, was 73% of total revenues in the United States and 27% internationally. International revenue was negatively impacted by weakening foreign currencies offset by an increase in revenue driven by an acquisition in fiscal year 2015.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Product and licensing revenue	$179.1	$169.7	$9.4	5.5%
As a percentage of total revenue	36.8%	35.8%

Three months ended December 31, 2015 compared with three months ended December 31, 2014
The increase in revenue consisted of a $3.5 million increase in our Imaging business, and a $3.0 million increase in each of our Healthcare and Mobile businesses. The revenue increase in our Imaging business was led by strong sales in our MFP products. The revenue increase in Healthcare business was led by higher license sales of our clinical documentation solutions offset by lower sales of Dragon desktop consumer products. Within our Mobile business, license sales were higher in our automotive and devices businesses.
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

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Professional services and hosting revenue	$227.1	$226.2	$0.9	0.4%
As a percentage of total revenue	46.7%	47.7%

Three months ended December 31, 2015 compared with three months ended December 31, 2014
The increase in revenue was primarily driven by a $6.1 million increase in hosting revenue, offset by a $5.1 million decrease in professional services revenue. In our hosting business, Mobile on-demand revenue grew $10.0 million primarily driven by a recent acquisition in our mobile operator services as well as a continued trend toward cloud services in our automotive and devices solutions. This increase in on-demand revenue was partially offset by a $5.2 million decrease in the Healthcare hosting revenue as we continue to experience some volume erosion in our transcription services. In our professional services business, the decrease in revenue was driven by lower professional services from our Mobile and Enterprise businesses.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Maintenance and support revenue	$79.9	$78.2	$1.7	2.2%
As a percentage of total revenue	16.4%	16.5%

Three months ended December 31, 2015 compared with three months ended December 31, 2014
The increase in revenue was driven primarily by maintenance renewals in our Imaging and Healthcare businesses.
Costs and Expenses
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Cost of product and licensing revenue	$23.4	$24.0	$(0.6)	(2.5)%
As a percentage of product and licensing revenue	13.1%	14.1%

Three months ended December 31, 2015 compared with three months ended December 31, 2014
The decrease in expense was primary driven by lower hardware cost in our Mobile segment. Gross margins increased 1.0 percentage points, primarily driven by higher revenues from higher margin license products in our Mobile and Imaging businesses.
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

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Cost of professional services and hosting revenue	$153.5	$157.2	$(3.7)	(2.4)%
As a percentage of professional services and hosting revenue	67.6%	69.5%

Three months ended December 31, 2015 compared with three months ended December 31, 2014

The decrease in expense was primary driven by a $2.5 million reduction in costs as a result of lower transcription services revenue within the Healthcare segment. Gross margins increased 1.9 percentage points primarily driven by margin expansion in our cloud-based services as well as higher revenues from higher margin hosting services in our Mobile business.

Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Cost of maintenance and support revenue	$13.3	$14.0	$(0.7)	(5.0)%
As a percentage of maintenance and support revenue	16.6%	17.9%

Three months ended December 31, 2015 compared with three months ended December 31, 2014
The decrease in expense was primarily driven by lower compensation related expense. Gross margins increased 1.3 percentage points primarily driven by cost improvement in our Healthcare and Imaging businesses.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Research and development expense	$71.1	$82.6	$(11.5)	(13.9)%
As a percentage of total revenue	14.6%	17.4%

Three months ended December 31, 2015 compared with three months ended December 31, 2014
The decrease in expense was primarily attributable to a reduction of $8.5 million in compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including our restructuring plans executed during fiscal year 2015 and our on-going efforts to move costs and activities to lower-cost countries during the fiscal year.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Sales and marketing expense	$100.6	$111.3	$(10.7)	(9.6)%
As a percentage of total revenue	20.7%	23.5%

Three months ended December 31, 2015 compared with three months ended December 31, 2014

The decrease in expense was primarily attributable to a $4.5 million decrease in marketing and channel program spending and a decrease of $3.8 million in compensation costs, including stock-based compensation expense, as we benefited from our cost-saving initiatives including our restructuring plan executed during the period.

General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
General and administrative expense	$39.7	$50.6	$(10.9)	(21.5)%
As a percentage of total revenue	8.2%	10.7%

Three months ended December 31, 2015 compared with three months ended December 31, 2014

The decrease in expense was primarily attributable to a $7.6 million decrease in compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including the impact from our restructuring plans executed during the fiscal year 2015 as well as our on-going efforts to move costs and activities to lower-cost countries during the fiscal year. In addition, consulting and professional services fees decreased $5.2 million.
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

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Cost of revenue	$15.6	$15.1	$0.5	3.3%
Operating expenses	27.0	26.8	0.2	0.7%
Total amortization expense	$42.7	$42.0	$0.7	1.7%
As a percentage of total revenue	8.8%	8.9%
The increase in total amortization of intangible assets for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, was primarily attributable to acquired patent and technology assets during fiscal year 2015.
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

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Transition and integration costs	$1.0	$3.5	$(2.5)	(71.4)%
Professional service fees	1.4	2.2	(0.8)	(36.4)%
Acquisition-related adjustments	0.1	(0.9)	1.0	(111.1)%
Total acquisition-related costs, net	$2.5	$4.8	$(2.3)	(47.9)%
As a percentage of total revenue	0.5%	1.0%

Included in transition and integration costs for the three months ended December 31, 2014, is $2.3 million related to employee transition costs for an acquisition closed in fiscal year 2014.
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
Restructuring and other charges, net by component and segment for the three months ended December 31, 2015 are as follows (dollars in thousands):

	Three Months Ended December 31,
	2015					2014
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$701	$—	$701	$—	$701	$(128)	$—	$(128)	$—	$(128)
Mobile	2,182	602	2,784	—	2,784	12	—	12	—	12
Enterprise	1,084	20	1,104	—	1,104	218	95	313	—	313
Imaging	213	—	213	—	213	1,480	393	1,873	—	1,873
Corporate	378	2,708	3,086	—	3,086	158	—	158	—	158
Total	$4,558	$3,330	$7,888	$—	$7,888	$1,740	$488	$2,228	$—	$2,228

During the three months ended December 31, 2015, we recorded restructuring charges of $7.9 million. The restructuring charges included $4.6 million for severance related to the reduction of approximately 110 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $3.3 million charge for the closure of certain excess facility space.
During the three months ended December 31, 2014, we recorded restructuring charges of $2.2 million. The restructuring charges included $1.7 million for severance related to the reduction of approximately 60 employees that eliminated duplicative positions, and a $0.5 million charge for the closure of certain excess facility space resulting from acquisitions.
Other Expense, Net
Other expense, net consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other expense, net, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Interest income	$0.9	$0.6	$0.3	50.0%
Interest expense	(29.9)	(29.9)	—	—%
Other expense, net	(6.8)	(0.8)	(6.0)	750.0%
Total other expense, net	$(35.8)	$(30.1)	$(5.7)	18.9%
As a percentage of total revenue	7.4%	6.4%

For the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, other expense, net increased by $6.0 million, primarily related to extinguishment losses of $2.5 million and $2.4 million related to the repayment of the aggregate principal balance on the term loan and the repurchase of $38.3 million in aggregate principal of the 2031 Debentures, respectively, during the three months ended December 31, 2015.

Provision for Income Taxes
The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2015	2014
Provision for income taxes	$7.8	$5.8	$2.0	34.5%
Effective income tax rate	(180.7)%	(13.0)%

The effective income tax rate was (180.7)% and (13.0)% for the three months ended December 31, 2015 and 2014, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance that provide no benefit to the provision and an increase to indefinite lived deferred tax liabilities, partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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
SEGMENT ANALYSIS
We operate in, and report financial information for, the following four reportable segments: Healthcare, Mobile, Enterprise, and Imaging. Segment profit is an important measure used for evaluating performance and for decision-making purposes and reflects the direct controllable costs of each segment together with an allocation of sales and corporate marketing expenses, and certain research and development project costs that benefit multiple product offerings. Segment profit represents income (loss) from operations excluding stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other expense, net and certain unallocated corporate expenses. We believe that these adjustments allow for more complete comparisons to the financial results of the historical operations.
In October 2015, we reorganized the organizational management and oversight of our DNS business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. In addition, we renamed our Mobile and Consumer segment to Mobile segment. Accordingly, the segment results in prior periods have been reclassified to conform to the current period segment reporting presentation.

The following table presents segment results (dollars in millions):

	Three Months Ended		Change	Percent Change
	December 31,
	2015	2014
Segment Revenues(a):
Healthcare	$248.1	$250.8	$(2.7)	(1.1)%
Mobile	96.4	87.5	8.9	10.2%
Enterprise	88.8	90.6	(1.8)	(2.0)%
Imaging	61.6	60.1	1.5	2.5%
Total segment revenues	$494.9	$489.0	$5.9	1.2%
Less: acquisition related revenues adjustments	(8.8)	(15.0)	6.2	(41.3)%
Total revenues	$486.1	$474.0	$12.1	2.6%
Segment Profit:
Healthcare	$81.1	$78.3	$2.8	3.6%
Mobile	33.5	11.7	21.8	186.3%
Enterprise	25.7	24.7	1.0	4.0%
Imaging	27.0	19.9	7.1	35.7%
Total segment profit	$167.3	$134.6	$32.7	24.3%
Segment Profit Margin
Healthcare	32.7%	31.2%	1.5
Mobile	34.8%	13.4%	21.4
Enterprise	28.9%	27.3%	1.6
Imaging	43.8%	33.1%	10.7
Total segment profit margin	33.8%	27.5%	6.3

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

Segment Revenue
Three months ended December 31, 2015

•
Healthcare segment revenues decreased $2.7 million for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Professional services and hosting revenues decreased $6.9 million primarily driven by a decrease of $5.5 million in hosting revenues as we continue to experience some erosion of revenue in our transcription services. Product and licensing revenues increased $3.0 million driven by higher revenues from our clinical documentation solutions offset by lower sales of Dragon desktop consumer products. Maintenance and support revenues increased $1.1 million driven by strong renewals in our CDI and coding solutions.

•
Mobile segment revenues increased $8.9 million for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Professional services and hosting revenues increased by $7.0 million driven primarily by growth in our on-demand mobile connected services. Product and licensing revenues increased $3.0 million from our automotive and devices businesses. Maintenance and support revenue decreased $1.1 million.

•
Enterprise segment revenues decreased $1.8 million for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Professional services and hosting revenues decreased $0.8 million and maintenance and support revenue decreased $0.9 million driven by lower sales in customer care on-premise implementations which has been challenged by customers' growing preference for on-demand implementation.

•
Imaging segment revenues increased $1.5 million for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, primarily driven by strong maintenance and support renewals in our multi-functional peripheral products.

Segment Profit
Three months ended December 31, 2015

•
Healthcare segment profit for the three months ended December 31, 2015 increased 3.6% from the same period last year, primarily driven by lower sales and marketing expenses partially offset by increased research and development spending. Segment profit margin increased 1.5 percentage points, from 31.2% for the same period last year to 32.7% during the current period. The increase in segment profit margin was primarily driven by our cost savings initiatives with improvements of 1.4 percentage points related to lower sales and marketing expenses. Gross margin improved 0.6 percentage point driven by higher product and licensing revenue. These increases in profit margin were partially offset by a decrease of 0.4 percentage point related to increased research and development spending driven by continued investments to support innovation and new product launches.

•
Mobile segment profit for the three months ended December 31, 2015 increased 186.3% from the same period last year, primarily driven by lower operating expenses together with increased revenues for the period. Segment profit margin increased 21.4 percentage points, from 13.4% for the same period last year to 34.8% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 12.2 percentage points related to decreased research and development spending, 4.9 percentage point in gross margin improvement, and 4.3 percentage points related to lower sales and marketing expenses.

•
Enterprise segment profit for the three months ended December 31, 2015 increased 4.0% from the same period last year, driven by lower operating expense. Segment profit margin increased 1.6 percentage points, from 27.3% for the same period last year to 28.9% in the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 1.3 percentage points due to decreased research and development spending and 0.4 percentage point due to lower sales and marketing expenses.

•
Imaging segment profit for the three months ended December 31, 2015 increased 35.7% from the same period last year, primarily driven by lower expenses together with increased revenues for the period. Segment profit margin increased 10.7 percentage points, from 33.1% for the same period last year to 43.8% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 7.1 percentage points due to lower sales and marketing expenses, 2.0 percentage points due to improved gross margin, and 1.5 percentage points due to decreased research and development spending.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and marketable securities totaled $595.9 million as of December 31, 2015, an increase of $27.1 million as compared to $568.8 million as of September 30, 2015. Our working capital was $431.6 million as of December 31, 2015, as compared to $360.2 million as of September 30, 2015. As of December 31, 2015, our total accumulated deficit was $861.4 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our strong cash and operating cash flow positions.
Cash and cash equivalents and marketable securities held by our international operations totaled $219.6 million and $164.2 million at December 31, 2015 and September 30, 2015, respectively. We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We expect the cash held overseas will continue to be used for our international operations, and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources and therefore do not anticipate repatriating these funds.
We believe our current cash and cash equivalents and marketable securities are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended December 31, 2015 was $141.1 million, an increase of $45.5 million, as compared to cash provided by operating activities of $95.7 million for the three months ended December 31, 2014. The net increase was primarily driven by the following factors:

•	An increase in cash flows of $39.0 million resulting from lower net loss, exclusive of non-cash adjustment items;

•	An increase of $16.6 million in cash flows generated by changes in working capital excluding deferred revenue; and

•
Offset by a decrease in cash flows of $10.1 million from deferred revenue. Deferred revenue continues to grow contributing cash inflow of $68.7 million for the three months ended December 31, 2015, as compared to $78.8 million for the three months ended December 31, 2014. The deferred revenue growth in the three months ended December 31,

2015 was driven primarily by Healthcare term licenses, mobile connected services and maintenance and support contracts.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended December 31, 2015 was $24.2 million, a decrease of $55.0 million, as compared to cash used in investing activities of $79.2 million for the three months ended December 31, 2014. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $46.4 million for purchases of marketable securities; and

•	A decrease in cash outflows of $7.5 million for business and technology acquisitions.
Cash Used in Financing Activities
Cash used in financing activities for the three months ended December 31, 2015 was $89.8 million, an increase of $45.1 million, as compared to cash used in financing activities of $44.7 million for the three months ended December 31, 2014. The net increase was primarily driven by the following factors:

•
An increase in cash outflows of $189.6 million related to our share repurchase program. During the three months ended December 31, 2015, we repurchased 8.9 million shares of our common stock for total cash outflows of $189.6 million as compared to no repurchased shares of our common stock during the same period in the prior year; and

•
An increase in cash outflows of $9.5 million as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting value as a result of higher stock price during the three months ended December 31, 2015 as compared to the same period in the prior year; and

•
Offset by an increase in net cash inflows of $154.0 million from the new convertible debt issuance net of the repayment of long-term debt. The activity during the three months ended December 31, 2015 included proceeds of $664.6 million, net of debt issuance costs, from the issuance of our 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”) offset by the repurchase of $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement.

Debt and Credit Facilities
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The Notes are our unsecured senior obligations and are guaranteed (the “Guarantees”) on an unsecured senior basis by substantially all of our direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the Notes. As of December 31, 2015 and September 30, 2015, the ending unamortized deferred debt issuance costs were $8.8 million and $9.2 million, respectively.
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% 2035 Debentures. Total proceeds, net of debt issuance costs, were $664.6 million, and we used a portion to repurchase $38.3 million in aggregate principal on our 2031 Debentures and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears, beginning on June 15, 2016. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on December 15, 2022, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.0% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.0% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 1.0% 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of December 31, 2015, the ending unamortized deferred debt issuance costs were $9.2 million.
If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $27.22 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter beginning after March 31, 2016 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2015, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs. Upon repurchase we recorded an extinguishment loss of $2.4 million in other expense, net, in the accompanying consolidated statements of operations. Following the repayment, $395.5 million in aggregate principal amount of our 2031 Debentures remain outstanding. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The aggregate debt discount of $89.7 million is being amortized to interest expense using the effective interest rate method through November 2017. As of December 31, 2015 and September 30, 2015, the ending unamortized deferred debt issuance costs were $1.9 million and $2.3 million, respectively. As of December 31, 2015 and September 30, 2015, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.5% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.5% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”). The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.5% per year, payable in cash semi-annually in arrears, beginning on November 1, 2015. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The aggregate debt discount of $63.0 million is being amortized to interest expense using the effective interest rate method through November 2021. As of December 31, 2015 and September 30, 2015, the ending unamortized deferred debt issuance costs were $2.2 million and $2.3 million, respectively. As of December 31, 2015 and September 30, 2015, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Credit Facility
The amended and restated credit agreement, entered into on August 7, 2013, includes a term loan and a $75.0 million revolving credit line, inclusive of any issued letters of credit (together, the "Credit Facility"). In December 2015, we repaid the aggregate principal balance of $472.5 million on the term loan with proceeds received from the issuance of our 1.0% 2035 Debentures. The revolving credit line terminates on August 7, 2018. We recorded a loss of $2.5 million on the extinguishment, representing the unamortized debt discount and issuance costs, in other expense, net, in the accompanying consolidated statements of operations. As of December 31, 2015, there were $6.2 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit line.
Under the terms of the Credit Facility, interest is payable periodically at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at December 31, 2015 is as follows:

Description	Base Rate Margin		LIBOR Margin
Revolving facility due August 2018	0.50% - 0.75%	(a)	1.50% - 1.75%	(a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit line.

We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our net leverage ratio. As of December 31, 2015, the commitment fee rate was 0.375%.
The Credit Facility contains covenants including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of December 31, 2015, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of December 31, 2015, we were in compliance with the requirements of our other long-term debt.
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
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 8.9 million shares for $188.7 million during the three months ended December 31, 2015. This includes the repurchase of 1.0 million shares owned directly or indirectly by our Chief Executive Officer, comprised of 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million. Since the commencement of the program, we have repurchased 40.2 million shares for $698.7 million. Approximately $301.3 million remained available for share repurchases as of December 31, 2015 pursuant to our share repurchase program. Under the terms of the share repurchase program, we expect to continue to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2016	2017 and 2018	2019 and 2020	Thereafter
Convertible Debentures(1)	1,335.9	—	395.5	—	940.4
Senior Notes	1,050.0	—	—	1,050.0	—
Interest payable on long-term debt(2)	375.4	71.4	160.7	126.5	16.8
Letter of Credit(3)	6.2	—	6.2	—	—
Lease obligations and other liabilities:
Operating leases	208.1	26.3	52.8	31.5	97.5
Operating leases under restructuring(4)	52.4	6.0	13.3	8.9	24.2
Purchase Commitments for inventory, property and equipment(5)	10.1	10.1	—	—	—
Total contractual cash obligations	3,038.1	113.8	628.5	1,216.9	1,078.9

(1)
Holders of the 1.5% 2035 Debentures have the right to require us to redeem the debentures on November 1, 2021, 2026, and 2031. Holders of the 1.0% 2035 Debentures have the right to require us to redeem the debentures on December 15, 2022, 2027 and 2032.

(2)
Interest is due and payable semi-annually under 1.0% 2035 Debentures at a rate of 1.0%, under 2031 Debentures at a rate of 2.75%, and under 1.5% 2035 Debentures at a rate of 1.5%. Interest is due and payable semi-annually on the Senior Notes at a rate of 5.375%.

(3)	Letters of Credit are in place primarily to secure future operating lease payments.

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of December 31, 2015, we have subleased certain of the facilities with total sublease income of $52.5 million through fiscal year 2025.

(5)
These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

The gross liability for unrecognized tax benefits as of December 31, 2015 was $22.6 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Contingent Liabilities and Commitments
In connection with certain acquisitions, we may be required to make up to $23.9 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $4.7 million, are recorded as compensation expense over the applicable employment period.
Off-Balance Sheet Arrangements
Through December 31, 2015, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to: revenue recognition; allowance for doubtful accounts and sales returns; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations, including contingent consideration; accounting for stock-based compensation; accounting for derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. Our management bases its estimates on historical experience, market participant fair value considerations, projected future cash flows and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Information about those accounting policies we deem to be critical to our financial reporting may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Based on events occurring subsequent to September 30, 2015, we are updating certain of the Critical Accounting Policies, Judgments and Estimates.

RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2015 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The outstanding contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $137.6 million at December 31, 2015. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our significant cash and cash equivalents and marketable securities.
At December 31, 2015, we held approximately $595.9 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Due to the low current market yields and the short-term nature of our investments, a hypothetical change in market rates of one percentage point would not have a material effect on the fair value of our portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $5.1 million per annum, based on the December 31, 2015 reported balances of our investment accounts.
At December 31, 2015, we had no outstanding debt exposed to variable interest rates.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of December 31, 2015, we have no security price guarantees outstanding.
2031 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures
The fair values of our 2031 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures are dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market values of these debentures will generally increase or decrease as the market price of our common stock changes. The fair market values of these debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market values of these debentures, but do not impact our financial position, results of operations or cash flows due to the fixed nature of the debt obligations. However, increases in the value of our common stock above the stated trigger price for each issuance for a specified period of time may provide the holders of these debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement.
Our debentures trade in the financial markets, and the fair value at December 31, 2015 was $403.1 million for the 2031 Debentures, based on an average of the bid and ask prices for the issuances on that day. This compares to conversion values on December 31, 2015 of approximately $243.6 million. A 10% increase in the stock price over the December 31, 2015 closing price of $19.89 would have an estimated $6.9 million increase to the fair value and a $24.4 million increase to the conversion value of the debentures. The fair value at December 31, 2015 was $284.7 million for the 1.5% 2035 Debentures, based on an average of the bid and ask prices for the issuances on that day. This compares to conversion values on December 31, 2015 of approximately $225.7 million. A 10% increase in the stock price over the December 31, 2015 closing price of $19.89 would have an estimated $17.1 million increase to the fair value and a $22.6 million increase to the conversion value of the debentures. The fair value at December 31, 2015 was $649.7 million for the 1.0% 2035 Debentures, based on an average of the bid and ask prices for the issuances on that day. This compares to conversion values on December 31, 2015 of approximately $494.3 million. A 10% increase in the stock price over the December 31, 2015 closing price of $19.89 would have an estimated $33.7 million increase to the fair value and a $49.4 million increase to the conversion value of the debentures.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to meet the requirements of Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal controls over financial reporting identified in connection with the evaluation as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We reported net losses of $115.0 million, $150.3 million and $115.2 million in fiscal years 2015, 2014 and 2013, respectively, and have a total accumulated deficit of $861.4 million as of December 31, 2015. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2015, we had identified intangible assets of approximately $0.8 billion, net of accumulated amortization, and goodwill of approximately $3.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
We have a significant amount of debt. As of December 31, 2015, we had a total of $2,385.9 million face value of debt outstanding, $1,050.0 million of senior notes due in 2020 and $1,335.9 million in convertible debentures. Investors may require us to redeem the 2031 Debentures, 1.5% 2035 Debentures, or 1.0% 2035 Debentures totaling $395.5 million, $263.9 million, and $676.5 million, respectively, in aggregate principal amount in November 2017, November 2021, or December 2022, respectively, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $75.0 million revolving credit line available to us through August 2018. As of December 31, 2015, there were $6.2 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit line. Our debt level could have important consequences, for example it could:

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
As of December 31, 2015, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, and Beckton Corp. (collectively, the “Icahn Group”), beneficially owned approximately 19.6% of the outstanding shares of our common stock. Brett Icahn and David Schechter of the Icahn Group have been appointed as directors of the Company. Because of its large holdings of our capital stock relative to other stockholders, the Icahn Group has a strong influence over matters requiring approval by our stockholders.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended December 31, 2015 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2015 - October 31, 2015	335	$16.96	335	$484,283
November 1, 2015 - November 30, 2015	158	$17.24	158	$481,555
December 1, 2015 - December 31, 2015(2)	8,445	$21.35	8,445	$301,264
Total	8,938		8,938
(1) On April 30, 2013, we announced a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. The plan has no expiration date.
(2) We repurchased 1.0 million shares owned directly or indirectly by our Chief Executive Officer, comprised of 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 9, 2016.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	000-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	8-K	000-27038	3.1	11/13/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock	8-K	000-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-27038	3.2	8/20/2013
4.9	Indenture with U.S. Bank National Association, as trustee, dated as of December 7, 2015	8-K	001-36056	4.1	12/7/2015
4.10	Form of 1.00% Senior Convertible Debenture due 2035 (contained in Exhibit 4.9)	8-K	001-36056	4.2	12/7/2015
10.29	Purchase Agreement, dated as of December 1, 2015 by and between Nuance Communications, Inc. and Barclays Capital Inc. and Morgan Stanley & Co. LLC as representatives of the several initial purchasers listed on Schedule I thereto	8-K	001-36056	10.1	12/7/2015
10.30	Stock Purchase Agreement, dated as of December 1, 2015 by and between Nuance Communications, Inc. and Paul Ricci	8-K	001-36056	10.1	12/7/2015
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X

* Denotes management compensatory plan or arrangement