Form 10-Q
period 2016-03-31
Nuance Communications, Inc.
filed 2016-05-10
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of April 30, 2016 was 279,217,323.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$158,622	$174,451	$337,672	$344,139
Professional services and hosting	240,196	224,504	467,331	450,674
Maintenance and support	79,915	76,104	159,845	154,265
Total revenues	478,733	475,059	964,848	949,078
Cost of revenues:
Product and licensing	20,823	23,252	44,235	47,222
Professional services and hosting	154,712	150,701	307,971	307,574
Maintenance and support	13,626	13,392	26,922	27,389
Amortization of intangible assets	16,339	15,631	31,970	30,762
Total cost of revenues	205,500	202,976	411,098	412,947
Gross profit	273,233	272,083	553,750	536,131
Operating expenses:
Research and development	67,226	73,723	137,751	155,149
Sales and marketing	92,837	93,249	193,427	204,499
General and administrative	45,940	47,115	86,441	99,237
Amortization of intangible assets	26,448	25,328	53,481	52,155
Acquisition-related costs, net	1,225	6,523	3,705	11,279
Restructuring and other charges, net	6,652	(333)	14,540	1,895
Total operating expenses	240,328	245,605	489,345	524,214
Income from operations	32,905	26,478	64,405	11,917
Other income (expense):
Interest income	1,616	627	2,499	1,189
Interest expense	(32,328)	(30,034)	(62,208)	(59,931)
Other income (expense), net	6	(110)	(6,795)	(895)
Income (loss) before income taxes	2,199	(3,039)	(2,099)	(47,720)
Provision for income taxes	9,245	11,059	17,012	16,873
Net loss	$(7,046)	$(14,098)	$(19,111)	$(64,593)
Net loss per share:
Basic	$(0.02)	$(0.04)	$(0.06)	$(0.20)
Diluted	$(0.02)	$(0.04)	$(0.06)	$(0.20)
Weighted average common shares outstanding:
Basic	298,021	322,879	303,050	322,331
Diluted	298,021	322,879	303,050	322,331
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(Unaudited)
	(In thousands)
Net loss	$(7,046)	$(14,098)	$(19,111)	$(64,593)
Other comprehensive income (loss) income:
Foreign currency translation adjustment	17,567	(49,522)	8,663	(77,740)
Pension adjustments	76	(759)	150	(734)
Unrealized gain on marketable securities	100	58	33	29
Total other comprehensive income (loss), net	17,743	(50,223)	8,846	(78,445)
Comprehensive income (loss)	$10,697	$(64,321)	$(10,265)	$(143,038)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$250,690	$479,449
Marketable securities	59,345	57,237
Accounts receivable, less allowances for doubtful accounts of $10,358 and $9,184	365,996	373,162
Prepaid expenses and other current assets	91,542	76,777
Total current assets	767,573	986,625
Marketable securities	30,782	32,099
Land, building and equipment, net	189,414	186,007
Goodwill	3,394,751	3,378,334
Intangible assets, net	719,744	796,285
Other assets	154,372	148,301
Total assets	$5,256,636	$5,527,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term related party note payable	$125,000	$—
Current portion of long-term debt	—	4,834
Contingent and deferred acquisition payments	19,428	15,651
Accounts payable	58,789	56,581
Accrued expenses and other current liabilities	190,161	224,609
Deferred revenue	378,731	324,709
Total current liabilities	772,109	626,384
Long-term portion of debt	2,131,572	2,118,821
Deferred revenue, net of current portion	369,768	343,452
Deferred tax liabilities	110,857	104,782
Other liabilities	77,752	68,960
Total liabilities	3,462,058	3,262,399

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 282,629 and 313,531 shares issued and 278,878 and 309,781 shares outstanding, respectively	283	314
Additional paid-in capital	3,027,542	3,149,060
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(108,099)	(116,945)
Accumulated deficit	(1,108,360)	(750,389)
Total stockholders’ equity	1,794,578	2,265,252
Total liabilities and stockholders’ equity	$5,256,636	$5,527,651
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2016	2015
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(19,111)	$(64,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115,826	114,020
Stock-based compensation	80,511	78,271
Non-cash interest expense	21,215	14,918
Deferred tax provision	3,738	6,386
Loss on extinguishment of debt	4,851	—
Other	(135)	1,427
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	22,110	16,988
Prepaid expenses and other assets	(16,765)	(13,213)
Accounts payable	2,697	1,869
Accrued expenses and other liabilities	7,334	(50,017)
Deferred revenue	78,792	109,575
Net cash provided by operating activities	301,063	215,631
Cash flows from investing activities:
Capital expenditures	(32,235)	(30,758)
Payments for business and technology acquisitions, net of cash acquired	(27,399)	(31,891)
Purchases of marketable securities and other investments	(32,757)	(91,348)
Proceeds from sales and maturities of marketable securities and other investments	32,681	23,165
Net cash used in investing activities	(59,710)	(130,832)
Cash flows from financing activities:
Payments of debt	(511,844)	(2,418)
Proceeds from issuance of convertible debt, net of issuance costs	663,757	—
Payments for repurchase of common stock	(574,338)	(109,838)
Payments for settlement of other share-based derivatives	—	(340)
Net payments on other long-term liabilities	(1,084)	(1,526)
Proceeds from issuance of common stock from employee stock plans	8,440	9,149
Cash used to net share settle employee equity awards	(56,973)	(46,953)
Net cash used in financing activities	(472,042)	(151,926)
Effects of exchange rate changes on cash and cash equivalents	1,930	(5,453)
Net decrease in cash and cash equivalents	(228,759)	(72,580)
Cash and cash equivalents at beginning of period	479,449	547,230
Cash and cash equivalents at end of period	$250,690	$474,650
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
The consolidated financial statements include the accounts of Nuance Communications, Inc. (“Nuance”, “we”, "our", or “the Company”) and our wholly-owned subsidiaries. We prepared these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements reflect all adjustments that, in our opinion, are necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in our latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The results of operations for the three and six months ended March 31, 2016, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
We have evaluated subsequent events from March 31, 2016 through the date of the issuance of these consolidated financial statements.

2.	Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
Effective October 1, 2015, we early adopted, and retroactively implemented Accounting Standards Update ("ASU") No. 2015-17, "Balance Sheet Classification of Deferred Taxes." Under this new guidance, we are required to present deferred tax assets and deferred tax liabilities, and any related valuation allowances, as noncurrent on our consolidated balance sheet. The cumulative effect of the retrospecitve application of this new accounting standard as of September 30, 2015 on current and long-term deferred tax assets was a decrease of approximately $57.3 million and $0.4 million, respectively, with an offsetting adjustment to long-term deferred tax liabilities. Current deferred tax assets were included in prepaid expenses and other current assets and long-term deferred tax assets were included in other assets within our consolidated balance sheet.
Effective October 1, 2015, we implemented ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The implementation had no impact on our consolidated financial statements.
Recasting of Prior Period Financial Information
In October 2015, we reorganized the organizational management and oversight of our Dragon Consumer ("DNS") business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. Accordingly, the segment results in prior periods have been recast to conform to the current period segment presentation. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense and cost of revenue. These changes had no impact on consolidated net income or cash flows in any period.
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
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is in effective for us in the first quarter of fiscal year 2018, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is in effective for us in the first quarter of fiscal year 2020, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for us in the first quarter of fiscal year 2019. We do not believe that ASU 2016-01 will have a material impact on our consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The amendments in the ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for us in the first quarter of fiscal year 2017, with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis to each individual period presented. Upon implementation, the change in reporting debt issuance costs will require us to reclassify our deferred financing costs, which are $20.9 million and $15.7 million at March 31, 2016 and September 30, 2015, respectively, from an asset to a reduction of the reported debt balance. ASU 2015-03 will reduce our assets and liabilities but will have no impact on our shareholders' equity, results of operations or cash flows.
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
As part of our business strategy, we may acquire certain businesses and technologies primarily to expand our products and service offerings. Acquisitions of such businesses and technologies in fiscal years 2016 and 2015 have not been significant individually or in the aggregate. During fiscal year 2016, we completed a business acquisition in our Healthcare segment for total cash consideration of $27.3 million. During fiscal year 2015, we completed a business acquisition in our Mobile segment for total cash consideration of $47.6 million. The results of operations of these acquisitions have been included in our financial results since their respective acquisition dates.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated financial results.
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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Transition and integration costs	$1,039	$2,756	$2,035	$6,237
Professional service fees	1,197	3,485	2,600	5,686
Acquisition-related adjustments	(1,011)	282	(930)	(644)
Total	$1,225	$6,523	$3,705	$11,279

4.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the six months ended March 31, 2016, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2015	$3,378,334	$796,285
Acquisitions	14,422	5,590
Amortization	—	(85,451)
Effect of foreign currency translation	1,995	3,320
Balance at March 31, 2016	$3,394,751	$719,744

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2015, we reorganized the organizational management and oversight of our Dragon Consumer ("DNS") business, represented by our DNS reporting unit, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. Based on this reorganization, $67.6 million of goodwill related to our DNS reporting unit moved from our Mobile segment into our Healthcare segment during the first quarter of fiscal year 2016. As a result of this subsequent change, we performed an analysis and determined that we did not have an impairment of goodwill, nor did we have a triggering event requiring us to perform an impairment test on our DNS and Healthcare reporting units.

5.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At March 31, 2016 and September 30, 2015, we had outstanding contracts with a total notional value of $186.5 million and $138.5 million, respectively.
We have not designated these forward contracts as hedging instruments pursuant to the authoritative guidance for derivatives and hedging, and accordingly, we record the fair value of these contracts at the end of each reporting period in our consolidated balance sheet, with the unrealized gains and losses recognized immediately in earnings as other income (expense), net in our consolidated statements of operations. The cash flows related to the settlement of these contracts are included in cash flows from investing activities within our consolidated statement of cash flows.
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in other income (expense), net in our consolidated statements of operations. We have no outstanding shares subject to security price guarantees at March 31, 2016.

The following table provides a quantitative summary of the fair value of our derivative instruments as of March 31, 2016 and September 30, 2015 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		March 31, 2016	September 30, 2015
Foreign currency contracts	Prepaid expenses and other current assets	$1,798	$260
Net fair value of non-hedge derivative instruments		$1,798	$260
The following tables summarize the activity of derivative instruments for the six months ended March 31, 2016 and 2015 (dollars in thousands):

		Three Months Ended March 31,		Six Months Ended March 31,
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2016	2015	2016	2015
Foreign currency contracts	Other income (expense), net	$5,607	$(12,813)	$2,234	$(19,096)
Security price guarantees	Other income (expense), net	$—	$23	$—	$(539)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs based on the best information available, including management’s estimates and assumptions.
Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and September 30, 2015 consisted of (dollars in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$150,842	$—	$—	$150,842
US government agency securities(a)	1,001	—	—	1,001
Time deposits(b)	—	51,288	—	51,288
Commercial paper, $1,769 at cost(b)	—	1,769	—	1,769
Corporate notes and bonds, $47,588 at cost(b)	—	47,577	—	47,577
Foreign currency exchange contracts(b)	—	1,798	—	1,798
Total assets at fair value	$151,843	$102,432	$—	$254,275
Liabilities:
Contingent acquisition payments(c)	—	—	(20,825)	(20,825)
Total liabilities at fair value	$—	$—	$(20,825)	$(20,825)

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$334,404	$—	$—	$334,404
US government agency securities(a)	1,000	—	—	1,000
Time deposits(b)	—	71,453	—	71,453
Commercial paper, $3,491 at cost(b)	—	3,493	—	3,493
Corporate notes and bonds, $44,581 at cost(b)	—	44,533	—	44,533
Foreign currency exchange contracts(b)	—	260	—	260
Total assets at fair value	$335,404	$119,739	$—	$455,143
Liabilities:
Contingent acquisition payments(c)	$—	$—	$(15,961)	$(15,961)
Total liabilities at fair value	$—	$—	$(15,961)	$(15,961)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

(b)
The fair values of our time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. The commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 1.25 years as of March 31, 2016.

(c)
The fair value of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three and six months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Balance at beginning of period	$16,901	$5,440	$15,961	$6,864
Earn-out liabilities established at time of acquisition	2,500	(554)	2,500	85
Payments upon settlement	(112)	(1,476)	(286)	(2,938)
Adjustments to fair value included in acquisition-related costs, net	1,536	521	2,650	(80)
Balance at end of period	$20,825	$3,931	$20,825	$3,931
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
Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2019. As of March 31, 2016, we could be required to pay up to $31.6 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from future product sales and the risk adjusted discount rate for the fair value measurement.

7.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2016	September 30, 2015
Compensation	$109,541	$142,150
Cost of revenue related liabilities	24,851	25,584
Accrued interest payable	15,606	11,793
Consulting and professional fees	15,000	11,939
Sales and marketing incentives	7,255	6,845
Facilities related liabilities	6,176	6,312
Sales and other taxes payable	3,477	6,026
Other	8,255	13,960
Total	$190,161	$224,609

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Revenue
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
Deferred revenue consisted of the following (dollars in thousands):

	March 31, 2016	September 30, 2015
Current liabilities:
Deferred maintenance revenue	$169,640	$155,967
Unearned revenue	209,091	168,742
Total current deferred revenue	$378,731	$324,709
Long-term liabilities:
Deferred maintenance revenue	$62,416	$62,201
Unearned revenue	307,352	281,251
Total long-term deferred revenue	$369,768	$343,452

9.	Restructuring and Other Charges, net
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
The following table sets forth accrual activity relating to restructuring reserves for the six months ended March 31, 2016 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2015	$635	$6,222	$6,857
Restructuring charges, net	9,549	4,884	14,433
Non-cash adjustment	(57)	545	488
Cash payments	(5,041)	(2,684)	(7,725)
Balance at March 31, 2016	$5,086	$8,967	$14,053

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and other charges, net by component and segment are as follows (dollars in thousands):

	Three Months Ended March 31,
	2016					2015
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$613	$8	$621	$—	$621	$(81)	$—	$(81)	$—	$(81)
Mobile	2,729	(652)	2,077	46	2,123	(125)	(172)	(297)	—	(297)
Enterprise	(41)	2,014	1,973	—	1,973	71	—	71	—	71
Imaging	(1)	184	183	—	183	(1)	(60)	(61)	—	(61)
Corporate	1,691	—	1,691	61	1,752	35	—	35	—	35
Total	$4,991	$1,554	$6,545	$107	$6,652	$(101)	$(232)	$(333)	$—	$(333)

	Six Months Ended March 31,
	2016					2015
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,314	$8	$1,322	$—	$1,322	$(209)	$—	$(209)	$—	$(209)
Mobile	4,911	(50)	4,861	46	4,907	(113)	(172)	(285)	—	(285)
Enterprise	1,043	2,034	3,077	—	3,077	289	95	384	—	384
Imaging	212	184	396	—	396	1,479	333	1,812	—	1,812
Corporate	2,069	2,708	4,777	61	4,838	193	—	193	—	193
Total	$9,549	$4,884	$14,433	$107	$14,540	$1,639	$256	$1,895	$—	$1,895

Fiscal Year 2016
During the three and six months ended March 31, 2016, we recorded restructuring charges of $6.5 million and $14.4 million, respectively. The restructuring charges for the six months ended March 31, 2016 included $9.5 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $4.9 million charge for the closure of certain excess facility space and other restructuring activity that totaled $0.1 million.
We expect that the remaining severance payments of $5.1 million will be substantially paid by the end of fiscal year 2016. We expect that the remaining payments of $9.0 million for the closure of excess facility space will be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
Fiscal Year 2015
During the six months ended March 31, 2015, we recorded restructuring charges of $1.9 million. The restructuring charges included $1.6 million for severance related to the reduction of approximately 60 employees that eliminated duplicative positions, and a $0.3 million charge for the closure of certain excess facility space resulting from acquisitions.

10.	Debt and Credit Facilities
Short-term Related Party Note Payable
In March 2016, our Board of Directors approved a repurchase agreement with Icahn Partners LP, Icahn Partners Master Fund LP and High River Limited Partnership (collectively, the “Icahn Group”) to repurchase 26.3 million shares of our common stock from the Icahn Group at a price of $19.00 per share, for a total purchase price of $500.0 million (the “Repurchase”). At the closing of the Repurchase, we paid $375.0 million in cash and issued a promissory note in the amount of approximately $125.0 million. The promissory note bears interest at a rate per annum equal to approximately 2.64% and has a maturity date of June 13, 2016. On April 15, 2016, we fully repaid the promissory note.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Debt
At March 31, 2016 and September 30, 2015, we had the following long-term borrowing obligations (dollars in thousands):

	March 31, 2016	September 30, 2015
5.375% Senior Notes due 2020, net of unamortized premium of $3.4 million and $3.8 million, respectively. Effective interest rate 5.28%.	$1,053,800	$1,053,818
1.00% Convertible Debentures due 2035, net of unamortized discount of $174.4 million. Effective interest rate 5.62%.	502,098	—
2.75% Convertible Debentures due 2031, net of unamortized discount of $27.6 million and $39.1 million, respectively. Effective interest rate 7.43%.	367,953	394,698
1.50% Convertible Debentures due 2035, net of unamortized discount of $56.2 million and $60.5 million, respectively. Effective interest rate 5.39%.	207,721	203,373
Credit Facility, net of unamortized original issue discount of $0.8 million.	—	471,766
Total long-term debt	$2,131,572	$2,123,655
Less: current portion	—	4,834
Non-current portion of long-term debt	$2,131,572	$2,118,821
The estimated fair value of our long-term debt approximated $2,378.3 million (face value $2,385.9 million) and $2,249.1 million (face value $2,220.2 million) at March 31, 2016 and September 30, 2015, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes and the Convertible Debentures are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the revolving credit agreement portion of our Credit Facility at March 31, 2016 or September 30, 2015.
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The Notes are our unsecured senior obligations and are guaranteed (the “Guarantees”) on an unsecured senior basis by substantially all of our direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the Notes. As of March 31, 2016 and September 30, 2015, the ending unamortized deferred debt issuance costs were $8.3 million and $9.2 million, respectively.
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”). Total proceeds, net of debt issuance costs, were $663.8 million, and we used a portion to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears, beginning on June 15, 2016. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on December 15, 2022, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.0% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.0% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account separately for the liability and equity components of the 1.0% 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of March 31, 2016, the ending unamortized deferred debt issuance costs were $8.9 million.
If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $27.22 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter beginning after March 31, 2016 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2016, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs. Upon repurchase we recorded an extinguishment loss of $2.4 million in other income (expense), net, in the accompanying consolidated statements of operations. Following the repayment, $395.5 million in aggregate principal amount of our 2031 Debentures remain outstanding. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The aggregate debt discount of $89.7 million is being amortized to interest expense using the effective interest rate method through November 2017. As of March 31, 2016 and September 30, 2015, the ending unamortized deferred debt issuance costs were $1.6 million and $2.3 million, respectively. As of March 31, 2016 and September 30, 2015, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The aggregate debt discount of $63.0 million is being amortized to interest expense using the effective interest rate method through November 2021. As of March 31, 2016 and September 30, 2015, the ending unamortized deferred debt issuance costs were $2.1 million and $2.3 million, respectively. As of March 31, 2016 and September 30, 2015, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Credit Facility
The amended and restated credit agreement, entered into on August 7, 2013, includes a term loan and a $75.0 million revolving credit agreement, inclusive of any issued letters of credit (together, the "Credit Facility"). In December 2015, we repaid the aggregate principal balance of $472.5 million on the term loan with proceeds received from the issuance of our 1.0% 2035 Debentures. The revolving credit agreement terminates on August 7, 2018. We recorded a loss of $2.5 million on the extinguishment, representing the unamortized debt discount and issuance costs, in other income (expense), net, in the accompanying consolidated statements of operations. As of March 31, 2016, there were $6.3 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit agreement.
Under the terms of the Credit Facility, interest is payable periodically at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at March 31, 2016 is as follows:

Description	Base Rate Margin		LIBOR Margin
Revolving facility due August 2018	0.50% - 0.75%	(a)	1.50% - 1.75%	(a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit agreement.

We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our net leverage ratio. As of March 31, 2016, the commitment fee rate was 0.375%.
The Credit Facility contains covenants including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2016, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of March 31, 2016, we were in compliance with the requirements of our other long-term debt.
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
Revolving Credit Facility
On April 15, 2016, we entered into a credit agreement that provides for a $242.5 million revolving credit line, including letters of credit (together, the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 15, 2021. Any amounts outstanding under the Credit Facility will bear interest, at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all assets of ours and certain of our domestic subsidiaries. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. In connection with entering into the Revolving Credit Facility, we terminated our prior $75.0 million revolving credit agreement.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stockholders' Equity
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 9.4 million shares for $197.5 million during the six months ended March 31, 2016, including 1.0 million shares repurchased from our Chief Executive Officer. Since the commencement of the program, we have repurchased 40.7 million shares for $707.5 million. Approximately $292.5 million remained available for share repurchases as of March 31, 2016 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. We expect the repurchase of shares under the program to be limited in the foreseeable future. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
Related Party Share Repurchases
In December 2015, as part of our share repurchase program, we repurchased 1.0 million shares from our Chief Executive Officer, composed of 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million, which approximated fair value of our common stock on the day of the repurchase.
In March 2016, our Board of Directors approved a repurchase agreement with the Icahn Group to repurchase 26.3 million shares of our common stock at a price of $19.00 per share, which approximated fair value of our common stock on the day of the Repurchase, for a total purchase price of $500.0 million. At the closing of the Repurchase, we paid $375.0 million in cash and issued a promissory note in the amount of approximately $125.0 million. The promissory note bears interest at a rate per annum equal to approximately 2.64% and has a maturity date of June 13, 2016. On April 15, 2016, we fully repaid the promissory note. Immediately prior to the Repurchase, the Icahn Group owned approximately 60.8 million shares, or approximately 20%, of our outstanding common stock. Based on publicly available information, as of March 15, 2016 the Icahn Group’s holdings of our common stock was approximately 30.1 million shares, or 9.9% of our outstanding common stock. In connection with the Repurchase, David Schechter and Brett Icahn, the Icahn Group representatives on our Board of Directors, resigned from our Board of Directors.

12.	Net Loss Per Share
As of March 31, 2016 and 2015, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to our net loss position. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 8.4 million and 9.7 million shares for the three months ended March 31, 2016 and 2015, respectively, and 9.0 million and 11.2 million shares for the six months ended March 31, 2016 and 2015, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

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
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Cost of product and licensing	$122	$96	$244	$183
Cost of professional services and hosting	7,757	4,729	15,514	12,352
Cost of maintenance and support	923	631	1,991	1,574
Research and development	7,967	6,668	17,900	17,177
Selling and marketing	10,460	7,882	23,297	20,416
General and administrative	10,934	10,911	21,565	26,569
Total	$38,163	$30,917	$80,511	$78,271
Stock Options
The table below summarizes activity relating to stock options for the six months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2015	2,923,989	$14.01
Exercised/Repurchased(b)	(944,421)	$12.03
Expired	(3,103)	$10.97
Outstanding at March 31, 2016	1,976,465	$14.97	1.2 years	$7.4	million
Exercisable at March 31, 2016	1,976,456	$14.97	1.2 years	$7.4	million
Exercisable at March 31, 2015	3,592,132	$13.71	1.8 years	$4.7	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market price of our common stock on March 31, 2016 ($18.69) and the exercise price of the underlying options.

(b)
We repurchased 1.0 million shares owned directly or indirectly by our Chief Executive Officer, composed of 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million.

The weighted-average intrinsic value of stock options exercised during the six months ended March 31, 2016 and 2015 was $8.5 million and $1.2 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units
Restricted units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activity relating to restricted units for the six months ended March 31, 2016:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2015	4,700,210	7,007,839
Granted	1,935,656	4,736,678
Earned/released	(2,210,095)	(4,273,840)
Forfeited	(317,357)	(441,739)
Outstanding at March 31, 2016	4,108,414	7,028,938
Weighted average remaining recognition period of outstanding restricted units	1.7 years	1.6 years
Unearned stock-based compensation expense of outstanding restricted units	$70.4 million	$75.2 million
Aggregate intrinsic value of outstanding restricted units(a)	$76.8 million	$131.5 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of our common stock on March 31, 2016 ($18.69) and the purchase price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all restricted units vested during the periods noted is as follows:

	Six Months Ended March 31,
	2016	2015
Weighted-average grant-date fair value per share	$20.14	$14.87
Total intrinsic value of shares vested (in millions)	$132.1	$110.9
Restricted Stock Awards
Restricted stock awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to restricted stock awards for the six months ended March 31, 2016:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2015	250,000	$15.71
Vested	(250,000)	$15.71
Outstanding at March 31, 2016	—	$—
The weighted-average intrinsic value of restricted stock awards vested during the six months ended March 31, 2016 and 2015 was $4.3 million and $3.9 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
The components of income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Domestic	$(33,691)	$(37,225)	$(62,693)	$(100,935)
Foreign	35,890	34,186	60,594	53,215
Income (loss) before income taxes	$2,199	$(3,039)	$(2,099)	$(47,720)
The components of provision from income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Domestic	$5,021	$5,832	$9,559	$9,634
Foreign	4,224	5,227	7,453	7,239
Provision for income taxes	$9,245	$11,059	$17,012	$16,873
Effective tax rate	420.4%	(363.9)%	(810.5)%	(35.4)%

The effective income tax rate was 420.4% and (810.5)% for the three and six months ended March 31, 2016, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance that provide no benefit to the provision and an increase to indefinite lived deferred tax liabilities, partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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
In March 2016, our Board of Directors approved a repurchase agreement with the Icahn Group to repurchase 26.3 million shares of our common stock at a price of $19.00 per share, for a total purchase price of $500.0 million. The Repurchase was funded with domestic and foreign cash. The Repurchase was initiated by the Icahn Group in January 2016 and was a one-time, unforeseen event prior to the initiation. We expect to repatriate up to $250.0 million of foreign earnings previously considered indefinitely reinvested to fund the Repurchase. As a result of the Repurchase, in the three and six months ended March 31, 2016 we recorded a $1.0 million increase to our provision for income taxes, net of benefit from the use of U.S. Federal net operating losses and credit carryforwards. This one-time event does not change our ability or intent to indefinitely reinvest unremitted earnings of our foreign subsidiaries.
Effective October 1, 2015, we early adopted, and retroactively implemented ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." Under this new guidance, we are required to present deferred tax assets and deferred tax liabilities, and any related valuation allowances, as noncurrent on our consolidated balance sheet. The cumulative effect of the change as of September 30, 2015 on current and long-term deferred tax assets was a decrease of approximately $57.3 million and $0.4 million, respectively, with an offsetting adjustment to long-term deferred tax liabilities. Current deferred tax assets were included in prepaid expenses and other current assets and long-term deferred tax assets were included in other assets within our consolidated balance sheet.
At March 31, 2016 and September 30, 2015, we had gross tax effected unrecognized tax benefits of $23.6 million and $22.2 million, respectively, and is included in other long-term liabilities. If these benefits were recognized, they would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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
In October 2015, we reorganized the organizational management and oversight of our Dragon Consumer ("DNS") business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. In addition, we renamed our Mobile and Consumer segment to Mobile segment. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense and cost of revenue. Accordingly, the segment results in prior periods have been recast to conform to the current period segment reporting presentation.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment nor depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to income (loss) before income taxes (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Segment revenues(a):
Healthcare	$244,391	$243,328	$492,475	$494,138
Mobile	91,835	101,967	188,238	189,483
Enterprise	94,443	83,302	183,219	173,945
Imaging	56,744	59,466	118,351	119,527
Total segment revenues	487,413	488,063	982,283	977,093
Less: acquisition related revenues adjustments	(8,680)	(13,004)	(17,435)	(28,015)
Total consolidated revenues	478,733	475,059	964,848	949,078
Segment profit:
Healthcare	78,382	82,847	159,611	161,247
Mobile	33,448	31,859	67,212	44,367
Enterprise	34,059	19,615	60,270	44,964
Imaging	22,192	22,080	49,177	42,008
Total segment profit	168,081	156,401	336,270	292,586
Corporate expenses and other, net	(35,878)	(36,831)	(66,598)	(74,053)
Acquisition-related revenues and cost of revenues adjustment	(8,471)	(12,088)	(17,060)	(26,378)
Stock-based compensation	(38,163)	(30,917)	(80,511)	(78,271)
Amortization of intangible assets	(42,787)	(40,959)	(85,451)	(82,917)
Acquisition-related costs, net	(1,225)	(6,523)	(3,705)	(11,279)
Restructuring and other charges, net	(6,652)	333	(14,540)	(1,895)
Costs associated with IP collaboration agreements	(2,000)	(2,938)	(4,000)	(5,876)
Other expense, net	(30,706)	(29,517)	(66,504)	(59,637)
Income (loss) before income taxes	$2,199	$(3,039)	$(2,099)	$(47,720)

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

No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
United States	$338,710	$352,448	$694,524	$700,122
International	140,023	122,611	270,324	248,956
Total revenues	$478,733	$475,059	$964,848	$949,078

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings” and “Risk Factors,” under Items 1 and 1A, respectively, of Part II of this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

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

In October 2015, we reorganized the organizational management and oversight of our Dragon Consumer ("DNS") business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. Accordingly, the segment results in prior periods have been recast to conform to the current period segment presentation. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense and cost of revenue. These changes had no impact on consolidated net income or cash flows in any period.

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

•
Healthcare.  Trends in our healthcare business include continuing customer preference for hosted solutions and other time-based licenses and increasing interest in the use of mobile devices to access healthcare systems and records. We continue to see strong demand for transactions which involve the sale and delivery of both software and non-software related services or products, as well as transactions which involve the sale of multiple solutions, such as both hosted transcription services and Dragon Medical licenses. The volume processed in our hosted transcription services has experienced some erosion in lines processed when customers adopt electronic medical record ("EMR") systems, and when in some cases customers use our licensed Dragon Medical product to support input into the EMR, which has been partially offset by expansion in our customer base. We believe an important trend in the healthcare market is the desire to improve efficiency in the coding and revenue cycle management process. Our solutions reduce costs by increasing automation of this important workflow and also enable hospitals to improve documentation used to support billings. The industry’s recent shift in international classification of diseases ("ICD") from ICD-9 to ICD-10, together with evolving reimbursement reform that is increasingly focused on clinical outcomes, has increased the complexity of the clinical documentation and coding processes. This recent shift is reinforcing our customers’ desire for improved efficiency. We are investing to expand our product set to address the various opportunities, including deeper integration with our clinical documentation solutions; investing in our cloud-based products and operations; entering new and adjacent markets such as ambulatory care; and expanding our international capabilities.

•
Mobile.  Trends in our mobile business include device manufacturers requiring custom applications to deliver unique and differentiated products such as virtual assistants, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and in automobiles, and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers, tablet and laptop computers, cameras and third-party applications. The more powerful capabilities of mobile devices require us to supply a broader portfolio of specialized virtual assistants and connected services built on voice recognition, text-to-speech, natural language understanding, dialog and text input. Within given levels of our technology set, we have seen growth opportunities limited by the consolidation of the device market to a small number of customers as well as increased competition in voice recognition and natural language technologies and services sold to OEMs. We continue to see strong demand involving the sale and delivery of both software and non-software related services, as well as products to help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional perpetual licensing of our mobile products and solutions. Although this has a negative impact on near-term revenue, we believe this model will build stronger and more predictable revenues over time. We are investing in the expansion of the cloud capabilities and content of our Automotive solutions; expansion across the Internet-of-Things in our Device solutions; and geographic expansion of our mobile operator services.

•
Enterprise.  Trends in our enterprise business include increasing interest in the use of mobile applications and web sites to access customer care systems and records, voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. In fiscal year 2015, revenues and bookings from on-demand solutions continued to increase, as a growing proportion of customers choose our cloud-based solutions for call center, web and mobile customer care solutions. We expect these trends to continue in fiscal year 2016. We are investing to extend our technology capabilities with intelligent self-service and artificial intelligence for customer service; expand our OnDemand multichannel cloud to international markets; expand our sales and solution for voice biometrics; and expand our OnPremise product and services portfolio.

•
Imaging.  The imaging market is evolving to include more networked solutions to multi-function printing devices, as well as more mobile access to those networked solutions, and away from packaged software. We are investing to merge the scan and print technology platforms to improve mobile access to our solutions and technologies; expand our distribution channels and embedding relationships; and expand our language coverage for optical character recognition ("OCR") in order to drive a more comprehensive and compelling offering to our partners.

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenues, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of these key financial metrics is as follows:
For the six months ended March 31, 2016, as compared to the six months ended March 31, 2015:

•	Total revenues increased by $15.8 million to $964.8 million;

•	Net loss decreased by $45.5 million to a loss of $19.1 million;

•	Gross margins increased by 0.9 percentage points to 57.4%;

•	Operating margins increased by 5.4 percentage points to 6.7%; and

•	Cash provided by operating activities increased $85.4 million to $301.1 million.
As of March 31, 2016, as compared to March 31, 2015:

•
Total deferred revenue increased 17.4% from $637.8 million to $748.5 million driven by growth in our on-demand automotive business in our Mobile segment as well as growth in maintenance and support contracts.

In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics for the period ended March 31, 2016, as compared to the period ended March 31, 2015, is as follows:

•	Net new bookings increased 3.0% from one year ago to $313.7 million, primarily driven by strong bookings performance in our Enterprise segment.
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

•
Segment recurring revenue represented 69.0% and 65.2% of total segment revenue for six months ended March 31, 2016 and March 31, 2015, respectively. Segment recurring revenue represents the sum of recurring product and licensing, on-demand, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements;

•
Annualized line run-rate in our on-demand healthcare solutions decreased 5% from one year ago to approximately 5.1 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Estimated three-year value of total on-demand contracts decreased 1% from one year ago to approximately $2.2 billion. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on assumptions used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Product and licensing	$158.6	$174.5	$(15.9)	(9.1)%	$337.7	$344.1	$(6.4)	(1.9)%
Professional services and hosting	240.2	224.5	15.7	7.0%	467.3	450.7	16.6	3.7%
Maintenance and support	79.9	76.1	3.8	5.0%	159.8	154.3	5.5	3.6%
Total Revenues	$478.7	$475.1	$3.5	0.8%	$964.8	$949.1	$15.8	1.7%
United States	$338.7	$352.5	$(13.8)	(3.9)%	$694.5	$700.1	$(5.6)	(0.8)%
International	140.0	122.6	17.4	14.2%	270.3	249.0	21.3	8.6%
Total Revenues	$478.7	$475.1	$3.6	0.8%	$964.8	$949.1	$15.7	1.7%
The geographic split for the three months ended March 31, 2016, was 71% of total revenues in the United States and 29% internationally as compared to 74% of total revenues in the United States and 26% internationally for the same period last year.
The geographic split for the six months ended March 31, 2016 and 2015, was 72% of total revenues in the United States and 28% internationally, as compared to 74% of total revenues in the United States and 26% internationally for the same period last year.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Product and licensing revenue	$158.6	$174.5	$(15.9)	(9.1)%	$337.7	$344.1	$(6.4)	(1.9)%
As a percentage of total revenue	33.1%	36.7%			35.0%	36.3%

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
The decrease in revenue consisted of a $16.0 million decrease in our Mobile business partially offset by a $2.2 million increase in our Enterprise business. The revenue decrease in our Mobile business was driven by lower perpetual licensing sales due to deterioration in mature markets as well as timing of sales with OEMs. Within our Enterprise business, license sales were higher primarily related to our on-premise solutions.
Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
The decrease in revenue consisted of a $13.0 million decrease in our Mobile business, partially offset by a $2.5 million increase in our Healthcare business and a $2.1 million increase in our Enterprise business. The revenue decrease in our Mobile business was driven by lower perpetual licensing sales due to deterioration in mature markets as well as timing of sales with OEMs. The revenue increase in our Healthcare business was driven by higher license sales of our clinical documentation solutions partially offset by lower sales of Dragon desktop consumer products. Within our Enterprise business, license sales were higher primarily related to our on-premise solutions.

Professional Services and Hosting Revenue
Professional services revenue primarily consists of consulting, implementation and training services for customers. Hosting revenue primarily relates to delivering on-demand hosted services over a specified term. These services include medical transcription, automated customer care applications, mobile operator services, and mobile infotainment, and search. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Professional services and hosting revenue	$240.2	$224.5	$15.7	7.0%	$467.3	$450.7	$16.6	3.7%
As a percentage of total revenue	50.2%	47.3%			48.4%	47.5%

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
The increase in revenue was primarily driven by an $11.4 million increase in hosting revenue and a $4.3 million increase in professional services revenue. In our hosting business, Mobile on-demand revenue grew $9.1 million primarily driven by a recent acquisition in our mobile operator services as well as a continued trend toward cloud services in our automotive and devices solutions, and Enterprise on-demand revenue increased $7.4 million. These increases were partially offset by a $5.2 million decrease in the Healthcare hosting revenue as we continue to experience some erosion in our transcription services owed in part to the growing penetration of our Dragon Medical solutions. In our professional services business, the increase in revenue was driven by higher sales of professional services in our Healthcare business.
Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
The increase in revenue was primarily driven by a $17.5 million increase in hosting revenue, offset by a $0.8 million decrease in professional services revenue. In our hosting business, Mobile on-demand revenue grew $19.1 million primarily driven by a recent acquisition in our mobile operator services as well as a continued trend toward cloud services in our automotive and devices solutions, and Enterprise on-demand revenue increased $8.7 million. These increases were partially offset by a $10.3 million decrease in the Healthcare hosting revenue as we continue to experience some erosion in our transcription services owed in part to the growing penetration of our Dragon Medical solutions. In our professional services business, the decrease in revenue was driven by lower sales of professional services from our Mobile business, offset by higher sales of professional services in our Healthcare business.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Maintenance and support revenue	$79.9	$76.1	$3.8	5.0%	$159.8	$154.3	$5.5	3.6%
As a percentage of total revenue	16.7%	16.0%			16.6%	16.3%

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
The increase in revenue was driven primarily by maintenance renewals in our Imaging and Healthcare businesses.
Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Cost of product and licensing revenue	$20.8	$23.3	$(2.5)	(10.7)%	$44.2	$47.2	$(3.0)	(6.4)%
As a percentage of product and licensing revenue	13.1%	13.4%			13.1%	13.7%

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
The decrease in expense was primarily driven by lower costs in our Mobile segment. Gross margins were flat.
Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
The decrease in expense was primarily driven by lower costs in our Mobile segment. Gross margins increased 0.6 percentage points, primarily driven by lower revenues from lower margin license products in our Healthcare business.
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Cost of professional services and hosting revenue	$154.7	$150.7	$4.0	2.7%	$308.0	$307.6	$0.4	0.1%
As a percentage of professional services and hosting revenue	64.4%	67.1%			65.9%	68.2%

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
The increase in expense was primarily driven by higher professional services expenses related to higher professional services revenue in our Healthcare segment as well as higher stock-based compensation expense. Gross margins increased 2.7 percentage points primarily driven by margin expansion in our cloud-based services within our Mobile business.
Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
The increase in expense was primarily driven by higher professional services expenses related to higher professional services revenue in our Healthcare segment as well as higher stock-based compensation expense. The increase in expense was partially offset by reduction in medical transcription expense as a result of our cost-savings initiatives including our on-going efforts to move costs and activities to lower-cost countries within the Healthcare segment. Gross margins increased 2.3 percentage points primarily driven by margin expansion in our cloud-based services within our Mobile business.

Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Cost of maintenance and support revenue	$13.6	$13.4	$0.2	1.5%	$26.9	$27.4	$(0.5)	(1.8)%
As a percentage of maintenance and support revenue	17.0%	17.6%			16.8%	17.8%

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
The expense was primarily flat, and gross margins increased 0.6 percentage points primarily driven by higher maintenance and support revenue in our Healthcare and Imaging businesses.
Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
The decrease in expense was primarily driven by lower compensation related expense. Gross margins increased 1.0 percentage points primarily driven by higher maintenance and support revenue in our Healthcare and Imaging businesses.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Research and development expense	$67.2	$73.7	$(6.5)	(8.8)%	$137.8	$155.1	$(17.3)	(11.2)%
As a percentage of total revenue	14.0%	15.5%			14.3%	16.3%

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
The decrease in expense was primarily attributable to a reduction of $3.8 million in compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including our restructuring plans executed during the period and our on-going efforts to move costs and activities to lower-cost countries during the fiscal year.
Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
The decrease in expense was primarily attributable to a reduction of $11.7 million in compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including our restructuring plans executed during the period and our on-going efforts to move costs and activities to lower-cost countries during the fiscal year.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Sales and marketing expense	$92.8	$93.2	$(0.4)	(0.4)%	$193.4	$204.5	$(11.1)	(5.4)%
As a percentage of total revenue	19.4%	19.6%			20.0%	21.5%

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
The sales and marketing expense was flat.
Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
The decrease in expense was primarily attributable to a $4.0 million decrease in marketing and channel program spending and a decrease of $3.8 million in compensation costs, including stock-based compensation expense, as we benefited from our cost-saving initiatives including our restructuring plan executed during the period.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
General and administrative expense	$45.9	$47.1	$(1.2)	(2.5)%	$86.4	$99.2	$(12.8)	(12.9)%
As a percentage of total revenue	9.6%	9.9%			9.0%	10.5%

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015
The decrease in expense was primarily attributable to a $1.8 million decrease in compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including the impact from our restructuring plans executed during the period as well as our on-going efforts to move costs and activities to lower-cost countries during the fiscal year.
Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
The decrease in expense was primarily attributable to a $9.4 million decrease in compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including the impact from our restructuring plans executed during the period as well as our on-going efforts to move costs and activities to lower-cost countries during the fiscal year. In addition, consulting and professional services fees decreased $3.4 million.
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Cost of revenue	$16.3	$15.6	$0.7	4.5%	$32.0	$30.8	$1.2	3.9%
Operating expenses	26.4	25.3	1.1	4.3%	53.5	52.2	1.3	2.5%
Total amortization expense	$42.8	$40.9	$1.9	4.6%	$85.5	$83.0	$2.5	3.0%
As a percentage of total revenue	8.9%	8.6%			8.9%	8.7%
The increase in total amortization of intangible assets for the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015, was primarily attributable to acquired customer relationship assets during fiscal year 2015.

Acquisition-Related Costs, Net
Acquisition-related costs include costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and contingent payments treated as compensation expense, as well as the costs of integration-related activities including services provided by third-parties; (ii) professional service fees, including third-party costs related to the acquisition, and legal and other professional service fees associated with disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended. Acquisition-related costs were recorded as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Transition and integration costs	$1.0	$2.8	$(1.8)	(64.3)%	$2.0	$6.2	$(4.2)	(67.7)%
Professional service fees	1.2	3.4	(2.2)	(64.7)%	2.6	5.7	(3.1)	(54.4)%
Acquisition-related adjustments	(1.0)	0.3	(1.3)	(433.3)%	(0.9)	(0.6)	(0.3)	50.0%
Total acquisition-related costs, net	$1.2	$6.5	$(5.3)	(81.5)%	$3.7	$11.3	$(7.6)	(67.3)%
As a percentage of total revenue	0.3%	1.4%			0.4%	1.2%
Included in transition and integration costs for the three and six months ended March 31, 2015, is $1.9 million and $4.2 million, respectively, related to contingent payments that were accounted for as compensation expense for an acquisition closed in fiscal year 2014.
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

Restructuring and other charges, net by component and segment for the three and six months ended March 31, 2016 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2016					2015
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$613	$8	$621	$—	$621	$(81)	$—	$(81)	$—	$(81)
Mobile and Consumer	2,729	(652)	2,077	46	2,123	(125)	(172)	(297)	—	(297)
Enterprise	(41)	2,014	1,973	—	1,973	71	—	71	—	71
Imaging	(1)	184	183	—	183	(1)	(60)	(61)	—	(61)
Corporate	1,691	—	1,691	61	1,752	35	—	35	—	35
Total	$4,991	$1,554	$6,545	$107	$6,652	$(101)	$(232)	$(333)	$—	$(333)

	Six Months Ended March 31,
	2016					2015
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,314	$8	$1,322	$—	$1,322	$(209)	$—	$(209)	$—	$(209)
Mobile	4,911	(50)	4,861	46	4,907	(113)	(172)	(285)	—	(285)
Enterprise	1,043	2,034	3,077	—	3,077	289	95	384	—	384
Imaging	212	184	396	—	396	1,479	333	1,812	—	1,812
Corporate	2,069	2,708	4,777	61	4,838	193	—	193	—	193
Total	$9,549	$4,884	$14,433	$107	$14,540	$1,639	$256	$1,895	$—	$1,895

During the three and six months ended March 31, 2016, we recorded restructuring charges of $6.5 million and $14.4 million, respectively. The restructuring charges for the six months ended March 31, 2016 included $9.5 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $4.9 million charge for the closure of certain excess facility space and other restructuring activity that totaled $0.1 million.
During the three and six months ended March 31, 2015, we recorded restructuring credits of $0.3 million and charges of $1.9 million, respectively. The restructuring charges for the six months ended March 31, 2015 included $1.6 million for severance related to the reduction of approximately 60 employees that eliminated duplicative positions, and a $0.3 million charge for the closure of certain excess facility space resulting from acquisitions.
Other Expense, Net
Other expense, net consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other expense, net, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Interest income	$1.6	$0.6	$1.0	166.7%	$2.5	$1.2	$1.3	108.3%
Interest expense	(32.3)	(30.0)	(2.3)	7.7%	(62.2)	(59.9)	(2.3)	3.8%
Other income (expense), net	—	(0.1)	0.1	(100.0)%	(6.8)	(0.9)	(5.9)	655.6%
Total other expense, net	$(30.7)	$(29.5)	$(1.2)	4.1%	$(66.5)	$(59.6)	$(6.9)	11.6%
As a percentage of total revenue	6.4%	6.2%			6.9%	6.3%

Other expense, net increased by $1.2 million and $6.9 million for the three and six months ended March 31, 2016, as compared to the three and six months ended March 31, 2015. Interest expense for the six months ended March 31, 2016 increased $2.3 million, primarily driven by the issuance of the $676.5 million 1.00% convertible senior debentures in the first quarter of fiscal year 2016. Other income (expense), net for the six months ended March 31, 2016 increased $5.9 million primarily due to the extinguishment losses of $2.5 million and $2.4 million related to the repayment of the aggregate principal balance on the term loan and the repurchase of $38.3 million in aggregate principal of the 2031 Debentures, respectively, in the first quarter of fiscal year 2016.
Provision for Income Taxes
The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Provision for income taxes	$9.2	$11.1	$(1.9)	(17.1)%	$17.0	$16.9	$0.1	0.6%
Effective income tax rate	420.4%	(363.9)%			(810.5)%	(35.4)%

The effective income tax rate was 420.4% and (810.5)% for the three and six months ended March 31, 2016, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance that provide no benefit to the provision and an increase to indefinite lived deferred tax liabilities, partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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
The Board approved a repurchase agreement for 26.3 million shares of our common stock from the Icahn Group, for a total purchase price of $500.0 million (the “Repurchase”), which was funded with domestic and foreign cash. As a result of the Repurchase, in the three and six months ended March 31, 2016 we recorded a $1.0 million increase to our provision for income taxes, net of benefit from the use of U.S. Federal net operating losses and credit carryforwards.
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
In October 2015, we reorganized the organizational management and oversight of our Dragon Consumer ("DNS") business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. In addition, we renamed our Mobile and Consumer segment to Mobile segment. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense and cost of revenue. Accordingly, the segment results in prior periods have been recast to conform to the current period segment reporting presentation.

The following table presents segment results (dollars in millions):

	Three Months Ended		Change	Percent Change	Six Months Ended		Change	Percent Change
	March 31,				March 31,
	2016	2015			2016	2015
Segment Revenues(a):
Healthcare	$244.4	$243.3	$1.1	0.5%	$492.5	$494.1	$(1.6)	(0.3)%
Mobile	91.8	102.0	(10.2)	(10.0)%	188.2	189.5	(1.3)	(0.7)%
Enterprise	94.4	83.3	11.1	13.3%	183.2	173.9	9.3	5.3%
Imaging	56.7	59.5	(2.8)	(4.7)%	118.4	119.6	(1.2)	(1.0)%
Total segment revenues	$487.4	$488.1	$(0.8)	(0.1)%	$982.3	$977.1	$5.2	0.5%
Less: acquisition related revenues adjustments	(8.7)	(13.0)	4.3	(33.1)%	(17.4)	(28.0)	10.6	(37.9)%
Total revenues	$478.7	$475.1	$3.6	0.8%	$964.8	$949.1	$15.8	1.7%
Segment Profit:
Healthcare	$78.4	$82.8	$(4.4)	(5.3)%	$159.6	$161.2	$(1.6)	(1.0)%
Mobile	33.4	31.9	1.5	4.7%	67.2	44.4	22.8	51.4%
Enterprise	34.1	19.6	14.5	74.0%	60.3	45.0	15.3	34.0%
Imaging	22.2	22.1	0.1	0.5%	49.2	42.0	7.2	17.1%
Total segment profit	$168.1	$156.4	$11.7	7.5%	$336.3	$292.6	$43.7	14.9%
Segment Profit Margin
Healthcare	32.1%	34.0%	(1.9)%		32.4%	32.6%	(0.2)%
Mobile	36.4%	31.3%	5.1%		35.7%	23.4%	12.3%
Enterprise	36.1%	23.5%	12.6%		32.9%	25.9%	7.0%
Imaging	39.2%	37.1%	2.1%		41.6%	35.1%	6.5%
Total segment profit margin	34.5%	32.0%	2.5%		34.2%	29.9%	4.3%

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

Segment Revenue
Three Months Ended March 31, 2016

•
Healthcare segment revenues increased $1.1 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Maintenance and support revenues increased $2.4 million driven by strong renewals. Professional services and hosting revenues decreased $0.3 million primarily driven by a decrease of $5.4 million in hosting revenues as we continue to experience some erosion of revenue in our transcription services owed in part to the growing penetration of our Dragon Medical solutions, offset by an increase of $5.1million in sales of professional services. Product and licensing revenues decreased $1.0 million driven by lower revenues from our Dragon Medical licenses sales as we transition from perpetual to subscription models.

•
Mobile segment revenues decreased $10.2 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Product and licensing revenues decreased $15.4 million from lower perpetual licensing sales due to deterioration in mature markets as well as timing of sales with OEMs. Maintenance and support revenue decreased $1.3 million. Professional services and hosting revenues increased by $6.6 million driven primarily by on-demand revenue growth from a recent acquisition in our mobile operator services as well as a continued trend toward cloud services in our automotive and devices solutions.

•
Enterprise segment revenues increased $11.1 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Professional services and hosting revenues increased $8.4 million driven by higher on-demand revenue. Product and licensing revenues increased $2.2 million.

•
Imaging segment revenues decreased $2.8 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily driven by lower product and licensing sales, partially offset by higher maintenance and support revenue in our multi-functional peripheral products.

Six Months Ended March 31, 2016

•
Healthcare segment revenues decreased $1.6 million for the six months ended March 31, 2016, as compared to the six months ended March 31, 2015. Professional services and hosting revenues decreased $7.1 million primarily driven by a decrease of $10.9 million in hosting revenues as we continue to experience some erosion of revenue in our transcription services owed in part to the growing penetration of our Dragon Medical solutions, partially offset by an increase of $3.7 million in professional services. Maintenance and support revenues increased $3.5 million driven by strong renewals. Product and licensing revenues increased $2.0 million driven by higher revenues from our clinical documentation solutions offset by lower sales of Dragon desktop consumer products.

•
Mobile segment revenues decreased $1.3 million for the six months ended March 31, 2016, as compared to the six months ended March 31, 2015. Product and licensing revenues decreased $12.4 million from lower perpetual licensing sales due to deterioration in mature markets as well as timing of sales with OEMs. Maintenance and support revenue decreased $2.4 million. Professional services and hosting revenues increased by $13.6 million driven primarily by on-demand revenue growth from a recent acquisition in our mobile operator services as well as a continued trend toward cloud services in our automotive and devices solutions.

•
Enterprise segment revenues increased $9.3 million for the six months ended March 31, 2016, as compared to the six months ended March 31, 2015. Professional services and hosting revenues increased $7.5 million driven by higher on-demand revenue. Product and licensing revenues increased $2.1 million.

•
Imaging segment revenues decreased $1.2 million for the six months ended March 31, 2016, as compared to the six months ended March 31, 2015, primarily driven by lower Imaging desktop consumer product sales.

Segment Profit
Three Months Ended March 31, 2016

•
Healthcare segment profit for the three months ended March 31, 2016 decreased 5.3% from the same period last year, primarily driven by increased costs of professional services and higher sales and marketing expenses. Segment profit margin decreased 1.9 percentage points, from 34.0% for the same period last year to 32.1% during the current period. The decrease in segment profit margin was primarily driven by lower gross margins of 1.4 percentage points due to a shift in mix towards a higher percentage of professional services revenue, and 0.8 percentage point related to higher sales and marketing expenses.

•
Mobile segment profit for the three months ended March 31, 2016 increased 4.7% from the same period last year, primarily driven by lower research and development spending. Segment profit margin increased 5.1 percentage points, from 31.3% for the same period last year to 36.4% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 3.9 percentage points related to decreased research and development spending and a 0.9 percentage point improvement in gross margin driven by margin expansion in our cloud-based services.

•
Enterprise segment profit for the three months ended March 31, 2016 increased 74.0% from the same period last year, driven by increased professional services and hosting revenues and lower operating expenses. Segment profit margin increased 12.6 percentage points, from 23.5% for the same period last year to 36.1% in the current period. The increase in segment profit margin was primarily driven by increased professional services and hosting revenues and our cost savings and process optimization initiatives with improvements of 6.8 percentage points due to lower operating expenses and a 5.7 percentage point improvement in gross margin driven by increased professional services and hosting revenues.

•
Imaging segment profit for the three months ended March 31, 2016 increased 0.5% from the same period last year. Segment profit margin increased 2.1 percentage points, from 37.1% for the same period last year to 39.2% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with an improvement of 1.4 percentage points due to lower sales and marketing expenses and 1.3 percentage points improvement in gross margin, partially offset by a decrease of 0.7 percentage point related to research and development investments to support new product launches.

Six Months Ended March 31, 2016

•
Healthcare segment profit for the six months ended March 31, 2016 decreased 1.0% from the same period last year, primarily driven by lower sales and marketing expenses, partially offset by lower gross profit. Segment profit margin decreased 0.2 percentage points, from 32.6% for the same period last year to 32.4% during the current period. The decrease in segment profit margin was primarily driven by lower gross margins of 0.4 percentage points due to a shift in mix towards a higher percentage of professional services revenue.

•
Mobile segment profit for the six months ended March 31, 2016 increased 51.4% from the same period last year, primarily driven by lower expenses. Segment profit margin increased 12.3 percentage points, from 23.4% for the same period last year to 35.7% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 9.6 percentage points due to lower operating expenses and a 2.7 percentage points improvement in gross margin driven by margin expansion in our cloud-based services.

•
Enterprise segment profit for the six months ended March 31, 2016 increased 34.0% from the same period last year, driven by increased professional services and hosting revenues and lower operating expenses. Segment profit margin increased 7.0 percentage points, from 25.9% for the same period last year to 32.9% in the current period. The increase in segment profit margin was primarily driven by increased professional services and hosting revenues and our cost savings and process optimization initiatives with improvements of 4.3 percentage points due to lower operating expenses and a 2.8 percentage point improvement in gross margin driven by increased professional services and hosting revenues.

•
Imaging segment profit for the six months ended March 31, 2016 increased 17.1% from the same period last year, primarily driven by lower expenses. Segment profit margin increased 6.5 percentage points, from 35.1% for the same period last year to 41.6% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 4.7 percentage points due to operating expenses and 1.7 percentage points due to improved gross margin.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and marketable securities totaled $340.8 million as of March 31, 2016, a decrease of $228.0 million as compared to $568.8 million as of September 30, 2015. Our working capital was a deficit of $4.5 million as of March 31, 2016, as compared to working capital of $360.2 million as of September 30, 2015. The decrease in working capital was primarily related to the Repurchase of 26.3 million shares of our common stock from the Icahn Group for $375.0 million in cash and the related issuance of a promissory note for $125.0 million in March 2016. As of March 31, 2016, our total accumulated deficit was $1,108.4 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our cash and strong operating cash flow positions.
Cash and cash equivalents and marketable securities held by our international operations totaled $76.6 million and $164.2 million at March 31, 2016 and September 30, 2015, respectively. We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We expect to repatriate up to $250.0 million of foreign earnings previously considered indefinitely reinvested to fund the Board approved shares repurchase transaction from the Icahn Group. This one-time event does not change our ability or intent to indefinitely reinvest unremitted earnings of our foreign subsidiaries and we expect the cash held overseas will continue to be used for our international operations. We will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources and therefore do not anticipate repatriating additional funds beyond the above expectation for this one-time repurchase transaction from the Icahn Group.
We believe our current cash and cash equivalents, marketable securities, and cash flow from operations are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended March 31, 2016 was $301.1 million, an increase of $85.4 million, as compared to cash provided by operating activities of $215.6 million for the six months ended March 31, 2015. The net increase was primarily driven by the following factors:

•	An increase in cash flows of $56.5 million resulting from lower net loss, exclusive of non-cash adjustment items;

•	An increase of $59.7 million in cash flows generated by changes in working capital excluding deferred revenue; and

•
Partially offset by a decrease in cash flows of $30.8 million from deferred revenue. Deferred revenue continues to grow contributing cash inflow of $78.8 million for the six months ended March 31, 2016, as compared to $109.6 million for the six months ended March 31, 2015. The deferred revenue growth in the six months ended March 31, 2016 was driven primarily by Healthcare term licenses, mobile connected services and maintenance and support contracts.

Cash Used in Investing Activities
Cash used in investing activities for the six months ended March 31, 2016 was $59.7 million, a decrease of $71.1 million, as compared to cash used in investing activities of $130.8 million for the six months ended March 31, 2015. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $58.6 million for purchases of marketable securities and other investments;

•	An increase in cash inflows of $9.5 million from the sales and maturities of marketable securities and other investments; and

•	A decrease in cash outflows of $4.5 million for business and technology acquisitions.
Cash Used in Financing Activities
Cash used in financing activities for the six months ended March 31, 2016 was $472.0 million, an increase of $320.1 million, as compared to cash used in financing activities of $151.9 million for the six months ended March 31, 2015. The net increase was primarily driven by the following factors:

•	An increase in cash outflows of $375.8 million related to the Repurchase of 26.3 million shares of our common stock from the Icahn Group, inclusive of fees associated with the transaction;

•
An increase in cash outflows of $88.8 million related to our share repurchase program. During the six months ended March 31, 2016, we repurchased 9.4 million shares of our common stock for total cash outflows of $198.6 million, as compared to 8.6 million shares of our common stock for total cash outflows of $109.8 million during the same period in the prior year;

•
An increase in cash outflows of $10.0 million as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting value as a result of higher stock prices during the six months ended March 31, 2016 as compared to the same period in the prior year; and

•
Partially offset by an increase in net cash inflows of $154.4 million from the new convertible debt issuance net of the repayment of long-term debt. The activity during the six months ended March 31, 2016 included proceeds of $663.8 million, net of debt issuance costs, from the issuance of our 1.0% 2035 Debentures offset by the repurchase of $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement.

Debt and Credit Facilities
Short-term Related Party Note Payable
In March 2016, our Board of Directors approved a repurchase agreement with the Icahn Group to repurchase 26.3 million shares of our common stock at a price of $19.00 per share, for a total purchase price of $500.0 million. At the closing of the Repurchase, we paid $375.0 million in cash and issued a promissory note in the amount of approximately $125.0 million. The promissory note bears interest at a rate per annum equal to approximately 2.64% and has a maturity date of June 13, 2016. On April 15, 2016, we fully repaid the promissory note.
Long-term Debt
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The Notes are our unsecured senior obligations and are guaranteed (the “Guarantees”) on an unsecured senior basis by substantially all of our direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the Notes. As of March 31, 2016 and September 30, 2015, the ending unamortized deferred debt issuance costs were $8.3 million and $9.2 million, respectively.
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% 2035 Debentures. Total proceeds, net of debt issuance costs, were $663.8 million, and we used a portion to repurchase $38.3 million in aggregate principal on our 2031 Debentures and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears, beginning on June 15, 2016. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on December 15, 2022, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.0% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.0% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 1.0% 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of March 31, 2016, the ending unamortized deferred debt issuance costs were $8.9 million.
If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $27.22 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter beginning after March 31, 2016 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2016, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs. Upon repurchase we recorded an extinguishment loss of $2.4 million in other income (expense), net, in the accompanying consolidated statements of operations. Following the repayment, $395.5 million in aggregate principal amount of our 2031 Debentures remain outstanding. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The aggregate debt discount of $89.7 million is being amortized to interest expense using the effective interest rate method through November 2017. As of March 31, 2016 and September 30, 2015, the ending unamortized deferred debt issuance costs were $1.6 million and $2.3 million, respectively. As of March 31, 2016 and September 30, 2015, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.5% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.5% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”). The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.5% per year, payable in cash semi-annually in arrears, beginning on November 1, 2015. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The aggregate debt discount of $63.0 million is being amortized to interest expense using the effective interest rate method through November 2021. As of March 31, 2016 and September 30, 2015, the ending unamortized deferred debt issuance costs were $2.1 million and $2.3 million, respectively. As of March 31, 2016 and September 30, 2015, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Credit Facility
The amended and restated credit agreement, entered into on August 7, 2013, includes a term loan and a $75.0 million revolving credit agreement, inclusive of any issued letters of credit (together, the "Credit Facility"). In December 2015, we repaid the aggregate principal balance of $472.5 million on the term loan with proceeds received from the issuance of our 1.0% 2035 Debentures. The revolving credit agreement terminates on August 7, 2018. We recorded a loss of $2.5 million on the extinguishment, representing the unamortized debt discount and issuance costs, in other income (expense), net, in the accompanying consolidated statements of operations. As of March 31, 2016, there were $6.3 million of letters of credit issued, and there were no other outstanding borrowings under the revolving credit agreement.
Under the terms of the Credit Facility, interest is payable periodically at a rate equal to the applicable margin plus, at our option, either (a) the base rate which is the corporate base rate of Morgan Stanley, the Administrative Agent, or (b) LIBOR (equal to (i) the British Bankers’ Association Interest Settlement Rates for deposits in U.S. dollars divided by (ii) one minus the statutory reserves applicable to such borrowing). The applicable margin for the borrowings at March 31, 2016 is as follows:

Description	Base Rate Margin		LIBOR Margin
Revolving facility due August 2018	0.50% - 0.75%	(a)	1.50% - 1.75%	(a)

(a)	The margin is determined based on our net leverage ratio at the date the interest rates are reset on the revolving credit agreement.

We are required to pay a commitment fee for unutilized commitments under the revolving credit facility at a rate ranging from 0.250% to 0.375% per annum, based upon our net leverage ratio. As of March 31, 2016, the commitment fee rate was 0.375%.
The Credit Facility contains covenants including, among other things, covenants that restrict our ability and those of our subsidiaries to incur certain additional indebtedness or issue guarantees, create or permit liens on assets, enter into sale-leaseback transactions, make loans or investments, sell assets, make certain acquisitions, pay dividends, repurchase stock, or merge or consolidate with any entity, and enter into certain transactions with affiliates. The agreement also contains events of default, including failure to make payments of principal or interest, failure to observe covenants, breaches of representations and warranties, defaults under certain other material indebtedness, failure to satisfy material judgments, a change of control and certain insolvency events. As of March 31, 2016, we were in compliance with the covenants under the Credit Facility. The covenants on our other long-term debt are less restrictive, and as of March 31, 2016, we were in compliance with the requirements of our other long-term debt.
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
Revolving Credit Facility
On April 15, 2016, we entered into a credit agreement that provides for a $242.5 million revolving credit line, including letters of credit (together, the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 15, 2021. Any amounts outstanding under the Credit Facility will bear interest, at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all assets of ours and certain of our domestic subsidiaries. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. In connection with entering into the Revolving Credit Facility, we terminated our prior $75.0 million revolving credit agreement.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 9.4 million shares for $197.5 million during the six months ended March 31, 2016. This includes the repurchase of 1.0 million shares repurchased from our Chief Executive Officer. Since the commencement of the program, we have repurchased 40.7 million shares for $707.5 million. Approximately $292.5 million remained available for share repurchases as of March 31, 2016 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. We expect the repurchase of shares under the program to be limited in the foreseeable future. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
In December 2015, as part of our share repurchase program, we repurchased 1.0 million shares from our Chief Executive Officer, composed of 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million.
In March 2016, our Board of Directors approved a repurchase agreement with the Icahn Group to repurchase 26.3 million shares of our common stock at a price of $19.00 per share, for a total purchase price of $500.0 million.

Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2016	2017 and 2018	2019 and 2020	Thereafter
Short-term related party note payable(1)	$125.0	$125.0	$—	$—	$—
Convertible debentures(2)	1,335.9	—	395.5	—	940.4
Senior notes	1,050.0	—	—	1,050.0
Interest payable on long-term debt(3)	347.1	39.3	150.6	134.4	22.8
Letters of credit(4)	6.3	—	6.3	—	—
Lease obligations and other liabilities:
Operating leases	192.1	16.1	47.3	31.4	97.3
Operating leases under restructuring(5)	55.5	4.2	15.6	11.2	24.5
Purchase commitments for inventory, property and equipment(6)	12.6	12.6	—	—	—
Total contractual cash obligations	$3,124.5	$197.2	$615.3	$1,227.0	$1,085.0

(1)
In March 2016, in connection with the repurchase agreement with the Icahn Group, we issued a promissory note for approximately $125.0 million. The promissory note bears interest at a rate per annum equal to approximately 2.64% and has a maturity date of June 13, 2016. On April 15, 2016, we fully repaid the promissory note.

(2)
Holders of the 1.5% 2035 Debentures have the right to require us to redeem the debentures on November 1, 2021, 2026, and 2031. Holders of the 1.0% 2035 Debentures have the right to require us to redeem the debentures on December 15, 2022, 2027 and 2032.

(3)
Interest per annum is due and payable semi-annually under 1.0% 2035 Debentures at a rate of 1.0%, under 2031 Debentures at a rate of 2.75%, and under 1.5% 2035 Debentures at a rate of 1.5%. Interest per annum is due and payable semi-annually on the Senior Notes at a rate of 5.375%.

(4)	Letters of Credit are in place primarily to secure future operating lease payments.

(5)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of March 31, 2016, we have subleased certain of the facilities with total sublease income of $59.0 million through fiscal year 2025.

(6)
These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

The gross liability for unrecognized tax benefits as of March 31, 2016 was $23.6 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Contingent Liabilities and Commitments
In connection with certain acquisitions, we may be required to make up to $31.6 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $9.7 million, are recorded as compensation expense over the applicable employment period.
Off-Balance Sheet Arrangements
Through March 31, 2016, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2016 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The outstanding contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $186.5 million at March 31, 2016. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At March 31, 2016, we held approximately $340.8 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $2.5 million per annum, based on the March 31, 2016 reported balances of our investment accounts.
At March 31, 2016, we had no outstanding debt exposed to variable interest rates.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of March 31, 2016, we have no security price guarantees outstanding.
2031 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures
The fair values of our 2031 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures are dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market values of these debentures will generally increase as the market price of our common stock increases and will decrease as the market price of our common stock decreases. The fair market values of these debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market values of these debentures, but do not impact our financial position, results of operations or cash flows due to the fixed nature of the debt obligations. However, increases in the value of our common stock above the stated trigger price for each issuance for a specified period of time may provide the holders of these debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement.
Our debentures trade in the financial markets, and the fair value at March 31, 2016 was $401.4 million for the 2031 Debentures, based on an average of the bid and ask prices on that day. The conversion value on March 31, 2016 was approximately $228.9 million. A 10% increase in the stock price over the March 31, 2016 closing price of $18.69 would cause an estimated $3.5 million increase to the fair value and a $22.9 million increase to the conversion value of the debentures. The fair value at March 31, 2016 was $279.1 million for the 1.5% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on March 31, 2016 was approximately $212.1 million. A 10% increase in the stock price over the March 31, 2016 closing price of $18.69 would cause an estimated $11.0 million increase to the fair value and a $21.2 million increase to the conversion value of the debentures. The fair value at March 31, 2016 was $635.3 million for the 1.0% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on March 31, 2016 was approximately $464.5 million. A 10% increase in the stock price over the March 31, 2016 closing price of $18.69 would cause an estimated $20.6 million increase to the fair value and a $46.4 million increase to the conversion value of the debentures.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) identified in connection with the evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We reported net losses of $115.0 million, $150.3 million and $115.2 million in fiscal years 2015, 2014 and 2013, respectively, and have a total accumulated deficit of $1,108.4 million as of March 31, 2016. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2016, we had identified intangible assets of approximately $0.7 billion, net of accumulated amortization, and goodwill of approximately $3.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
We have a significant amount of debt. As of March 31, 2016, we had a total of $2,385.9 million face value of debt outstanding, $1,050.0 million of senior notes due in 2020 and $1,335.9 million in convertible debentures. Investors may require us to redeem the 2031 Debentures, 1.5% 2035 Debentures, or 1.0% 2035 Debentures totaling $395.5 million, $263.9 million, and $676.5 million, respectively, in aggregate principal amount in November 2017, November 2021, or December 2022, respectively, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also had a $75.0 million revolving credit agreement. As of March 31, 2016, there were $6.3 million of letters of credit issued, but there were no other outstanding borrowings under the revolving credit agreement. Our debt level could have important consequences, for example it could:

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
Based on publicly available information, as of March 15, 2016, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn

Offshore LP, and Beckton Corp. (collectively, the “Icahn Group”), beneficially owned approximately 9.9% of the outstanding shares of our common stock, and because of its large holdings of our capital stock relative to other stockholders, the Icahn Group could have influence over matters requiring approval by our stockholders.
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
The following is a summary of our repurchases of shares of our common stock for the three months ended March 31, 2016 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2016 - January 31, 2016	205	$17.96	205	$297,580
February 1, 2016 - February 29, 2016	288	$17.27	288	$292,617
March 1, 2016 - March 31, 2016(2)	26,322	$19.00	6	$292,487
Total	26,815		499
(1) On April 30, 2013, we announced a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. The program has no expiration date.
(2) On March 9, 2016, we entered into an agreement with the Icahn Group to repurchase 26.3 million shares of our common stock at a price of $19.00 per share, for a total purchase price of $500.0 million. The Repurchase closed on March 15, 2016.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 10, 2016.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	000-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	8-K	000-27038	3.1	11/13/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock	8-K	000-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-27038	3.2	8/20/2013
10.1*	2000 Stock Plan (as amended January 27, 2016)					X
10.2	Stock Purchase Agreement, dated March 9, 2016, by and among Nuance Communications, Inc. and the other parties thereto	8-K	001-36056	10.1	3/10/2016
10.3	Promissory Note issued by Nuance Communications, Inc. to Icahn Capital LP, dated March 15, 2016	8-K	001-36056	10.1	3/15/2016
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X

* Denotes management compensatory plan or arrangement