Form 10-Q
period 2016-06-30
Nuance Communications, Inc.
filed 2016-08-09
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of July 29, 2016 was 279,689,801.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product and licensing	$153,015	$162,806	$490,687	$506,945
Professional services and hosting	242,331	234,253	709,662	684,927
Maintenance and support	82,505	80,880	242,350	235,145
Total revenues	477,851	477,939	1,442,699	1,427,017
Cost of revenues:
Product and licensing	20,785	21,276	65,020	68,498
Professional services and hosting	158,412	153,646	466,383	461,220
Maintenance and support	13,574	13,702	40,496	41,091
Amortization of intangible assets	15,107	15,776	47,077	46,538
Total cost of revenues	207,878	204,400	618,976	617,347
Gross profit	269,973	273,539	823,723	809,670
Operating expenses:
Research and development	67,761	78,188	205,512	233,337
Sales and marketing	96,012	99,285	289,439	303,785
General and administrative	40,328	42,130	126,769	141,366
Amortization of intangible assets	26,748	26,371	80,229	78,526
Acquisition-related costs, net	4,721	2,423	8,426	13,702
Restructuring and other charges, net	5,717	10,808	20,257	12,703
Total operating expenses	241,287	259,205	730,632	783,419
Income from operations	28,686	14,334	93,091	26,251
Other income (expense):
Interest income	1,012	670	3,511	1,859
Interest expense	(33,184)	(29,486)	(95,392)	(89,417)
Other expense, net	(489)	(18,375)	(7,284)	(19,270)
Loss before income taxes	(3,975)	(32,857)	(6,074)	(80,577)
Provision for income taxes	7,846	6,533	24,858	23,406
Net loss	$(11,821)	$(39,390)	$(30,932)	$(103,983)
Net loss per share:
Basic	$(0.04)	$(0.13)	$(0.10)	$(0.33)
Diluted	$(0.04)	$(0.13)	$(0.10)	$(0.33)
Weighted average common shares outstanding:
Basic	279,373	312,680	295,319	319,415
Diluted	279,373	312,680	295,319	319,415
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
	(In thousands)
Net loss	$(11,821)	$(39,390)	$(30,932)	$(103,983)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(9,614)	17,007	(951)	(60,733)
Pension adjustments	81	245	231	(489)
Unrealized gain (loss) on marketable securities	73	(22)	106	7
Total other comprehensive (loss) income, net	(9,460)	17,230	(614)	(61,215)
Comprehensive loss	$(21,281)	$(22,160)	$(31,546)	$(165,198)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	September 30, 2015
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$559,055	$479,449
Marketable securities	38,029	57,237
Accounts receivable, less allowances for doubtful accounts of $11,341 and $9,184	363,476	373,162
Prepaid expenses and other current assets	84,193	76,777
Total current assets	1,044,753	986,625
Marketable securities	20,189	32,099
Land, building and equipment, net	186,561	186,007
Goodwill	3,382,405	3,378,334
Intangible assets, net	686,661	796,285
Other assets	156,824	148,301
Total assets	$5,477,393	$5,527,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,834
Contingent and deferred acquisition payments	23,236	15,651
Accounts payable	81,896	56,581
Accrued expenses and other current liabilities	210,040	224,609
Deferred revenue	353,083	324,709
Total current liabilities	668,255	626,384
Long-term portion of debt	2,443,126	2,118,821
Deferred revenue, net of current portion	376,062	343,452
Deferred tax liabilities	114,184	104,782
Other liabilities	81,512	68,960
Total liabilities	3,683,139	3,262,399

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 283,303 and 313,531 shares issued and 279,553 and 309,781 shares outstanding, respectively	283	314
Additional paid-in capital	3,048,562	3,149,060
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(117,559)	(116,945)
Accumulated deficit	(1,120,244)	(750,389)
Total stockholders’ equity	1,794,254	2,265,252
Total liabilities and stockholders’ equity	$5,477,393	$5,527,651
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2016	2015
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(30,932)	$(103,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	173,093	171,892
Stock-based compensation	122,957	119,972
Non-cash interest expense	34,044	22,078
Deferred tax provision	6,480	7,529
Loss on extinguishment of debt	4,851	17,714
Other	12	5,641
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	23,374	50,990
Prepaid expenses and other assets	(12,526)	(14,709)
Accounts payable	25,041	(14,647)
Accrued expenses and other liabilities	18,549	(43,167)
Deferred revenue	61,984	116,660
Net cash provided by operating activities	426,927	335,970
Cash flows from investing activities:
Capital expenditures	(41,423)	(48,159)
Payments for business and technology acquisitions, net of cash acquired	(28,194)	(82,034)
Purchases of marketable securities and other investments	(36,251)	(114,765)
Proceeds from sales and maturities of marketable securities and other investments	66,254	49,481
Net cash used in investing activities	(39,614)	(195,477)
Cash flows from financing activities:
Payments of debt	(511,844)	(259,843)
Proceeds from issuance of long-term debt, net of issuance costs	959,860	256,212
Payments for repurchase of common stock	(699,472)	(238,203)
Payments for settlement of other share-based derivatives	—	(340)
Net payments on other long-term liabilities	(1,320)	(2,383)
Proceeds from issuance of common stock from employee stock plans	8,461	12,335
Cash used to net share settle employee equity awards	(67,047)	(53,273)
Net cash used in financing activities	(311,362)	(285,495)
Effects of exchange rate changes on cash and cash equivalents	3,655	(5,112)
Net increase (decrease) in cash and cash equivalents	79,606	(150,114)
Cash and cash equivalents at beginning of period	479,449	547,230
Cash and cash equivalents at end of period	$559,055	$397,116
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in our latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended September 30, 2015, as amended, included in our Form 8-K filed on May 11, 2016. The results of operations for the three and nine months ended June 30, 2016, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
We have evaluated subsequent events from June 30, 2016 through the date of the issuance of these consolidated financial statements.

2.	Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
Effective October 1, 2015, we early adopted, and retroactively implemented Accounting Standards Update ("ASU") No. 2015-17, "Balance Sheet Classification of Deferred Taxes." Under this new guidance, we are required to present deferred tax assets and deferred tax liabilities, and any related valuation allowances, as noncurrent on our consolidated balance sheet. The cumulative effect of the retrospective application of this new accounting standard as of September 30, 2015 on current and long-term deferred tax assets was a decrease of approximately $57.3 million and $0.4 million, respectively, with an offsetting adjustment to long-term deferred tax liabilities. Current deferred tax assets were included in prepaid expenses and other current assets and long-term deferred tax assets were included in other assets within our consolidated balance sheet.
Effective October 1, 2015, we implemented ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The implementation had no impact on our consolidated financial statements.
Recasting of Prior Period Financial Information
During the first quarter of fiscal year 2016, we reorganized the organizational management and oversight of our Dragon Consumer business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. Accordingly, the segment results in prior periods have been recast to conform to the current period segment presentation. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense and cost of revenue. These changes had no impact on consolidated net income or cash flows in any period.
We have made no other changes to the significant accounting policies disclosed in our audited financial statements and the notes thereto for the fiscal year ended September 30, 2015, as amended, included in our Form 8-K filed on May 11, 2016.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of fiscal year 2018, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for us in the first quarter of fiscal year 2020, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The amendments in the ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for us in the first quarter of fiscal year 2017, with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis to each individual period presented. Upon implementation, the change in reporting debt issuance costs will require us to reclassify our deferred financing costs, which are $23.8 million and $15.7 million at June 30, 2016 and September 30, 2015, respectively, from an asset to a reduction of the reported debt balance. ASU 2015-03 will reduce our assets and liabilities but will have no impact on our shareholders' equity, results of operations or cash flows.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Pending Acquisition of TouchCommerce, Inc.
In July 2016, we entered into an agreement with TouchCommerce, Inc. (“TouchCommerce”) to acquire all of the outstanding stock of TouchCommerce. TouchCommerce is a provider of omni-channel solutions to engage their customers on any device through online chat, guides, personalized content, and other automated tools, resulting in enhanced customer experience, increased revenue and reduced support costs. We expect this acquisition to expand our customer care solutions with a range of new digital engagement offerings, including live chat, customer analytics and personalization solutions within our Enterprise segment. We expect to be able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty and improve business results. The aggregate consideration for this transaction is expected to be $215.0 million. The aggregate consideration of $215.0 million is expected to include $110.0 million paid in cash and $85.0 million paid in a combination of cash and our common stock, determined by us. The remaining $20.0 million will be paid at the conclusion of an indemnity period in either cash or our common stock, at our election. We expect the acquisition to close in the fourth quarter of fiscal year 2016. The acquisition is expected to be a stock purchase and the goodwill resulting from this acquisition is not expected to be deductible for tax purposes. We expect to report the operations for this acquisition within the results of our Enterprise segment from the acquisition date.
Other Fiscal Years 2016 and 2015 Acquisitions
As part of our business strategy, we have acquired, and may acquire in the future, certain businesses and technologies primarily to expand our products and service offerings. Acquisitions completed in fiscal years 2016 and 2015 have not been significant individually or in the aggregate. During fiscal year 2016, we completed a business acquisition in our Healthcare segment for total cash consideration of $27.3 million. During fiscal year 2015, we completed a business acquisition in our Mobile segment for total cash consideration of $47.6 million. The results of operations of these acquisitions have been included in our financial results since their respective acquisition dates.
Pro forma results of operations have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated financial results.
Acquisition-Related Costs, net
Acquisition-related costs include costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related activities, including services provided by third-parties; (ii) professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) adjustments to

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended, such as gains or losses on settlements of pre-acquisition contingencies.
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Transition and integration costs	$1,332	$2,923	$3,367	$9,160
Professional service fees	3,531	1,431	6,131	7,117
Acquisition-related adjustments	(142)	(1,931)	(1,072)	(2,575)
Total	$4,721	$2,423	$8,426	$13,702

4.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the nine months ended June 30, 2016, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2015	$3,378,334	$796,285
Acquisitions	12,024	12,264
Amortization	—	(127,306)
Effect of foreign currency translation	(7,953)	5,418
Balance at June 30, 2016	$3,382,405	$686,661
During the first quarter of fiscal year 2016, we reorganized the organizational management and oversight of our Dragon Consumer business, represented by our Dragon Consumer ("DNS") reporting unit, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. Based on this reorganization, $67.6 million of goodwill related to our DNS reporting unit moved from our Mobile segment into our Healthcare segment during the first quarter of fiscal year 2016. As a result of this subsequent change, we performed an analysis and determined that we did not have an impairment of goodwill, nor did we have a triggering event requiring us to perform an impairment test on our DNS and Healthcare reporting units.

5.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At June 30, 2016 and September 30, 2015, we had outstanding contracts with a total notional value of $196.9 million and $138.5 million, respectively.
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
Security Price Guarantees

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in other expense, net in our consolidated statements of operations. We have no outstanding shares subject to security price guarantees at June 30, 2016.

The following table provides a quantitative summary of the fair value of our derivative instruments as of June 30, 2016 and September 30, 2015 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		June 30, 2016	September 30, 2015
Foreign currency contracts	Prepaid expenses and other current assets	$1,058	$260
Net fair value of non-hedge derivative instruments		$1,058	$260
The following tables summarize the activity of derivative instruments for the nine months ended June 30, 2016 and 2015 (dollars in thousands):

		Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2016	2015	2016	2015
Foreign currency contracts	Other expense, net	$(2,261)	$3,078	$(27)	$(16,019)
Security price guarantees	Other expense, net	$—	$334	$—	$(204)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and September 30, 2015 consisted of (dollars in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$451,217	$—	$—	$451,217
US government agency securities(a)	1,001	—	—	1,001
Time deposits(b)	—	25,729	—	25,729
Commercial paper, $1,497 at cost(b)	—	1,498	—	1,498
Corporate notes and bonds, $46,163 at cost(b)	—	46,223	—	46,223
Foreign currency exchange contracts(b)	—	1,058	—	1,058
Total assets at fair value	$452,218	$74,508	$—	$526,726
Liabilities:
Contingent acquisition payments(c)	—	—	(24,151)	(24,151)
Total liabilities at fair value	$—	$—	$(24,151)	$(24,151)

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$334,404	$—	$—	$334,404
US government agency securities(a)	1,000	—	—	1,000
Time deposits(b)	—	71,453	—	71,453
Commercial paper, $3,491 at cost(b)	—	3,493	—	3,493
Corporate notes and bonds, $44,581 at cost(b)	—	44,533	—	44,533
Foreign currency exchange contracts(b)	—	260	—	260
Total assets at fair value	$335,404	$119,739	$—	$455,143
Liabilities:
Contingent acquisition payments(c)	$—	$—	$(15,961)	$(15,961)
Total liabilities at fair value	$—	$—	$(15,961)	$(15,961)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

(b)
The fair values of our time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. The commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 1.05 years as of June 30, 2016.

(c)
The fair value of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three and nine months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$20,825	$3,931	$15,961	$6,864
Earn-out liabilities established at time of acquisition	1,455	15,997	3,955	16,082
Payments and foreign currency translation	1,538	163	2,910	(2,775)
Adjustments to fair value included in acquisition-related costs, net	333	96	1,325	16
Balance at end of period	$24,151	$20,187	$24,151	$20,187
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
Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2019. As of June 30, 2016, we could be required to pay up to $34.1 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from future product sales and the risk adjusted discount rate for the fair value measurement.

7.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2016	September 30, 2015
Compensation	$118,825	$142,150
Cost of revenue related liabilities	24,748	25,584
Accrued interest payable	24,612	11,793
Consulting and professional fees	17,429	11,939
Facilities related liabilities	7,756	6,312
Sales and marketing incentives	6,858	6,845
Sales and other taxes payable	3,001	6,026
Other	6,811	13,960
Total	$210,040	$224,609

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Revenue
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
Deferred revenue consisted of the following (dollars in thousands):

	June 30, 2016	September 30, 2015
Current liabilities:
Deferred maintenance revenue	$163,881	$155,967
Unearned revenue	189,202	168,742
Total current deferred revenue	$353,083	$324,709
Long-term liabilities:
Deferred maintenance revenue	$59,601	$62,201
Unearned revenue	316,461	281,251
Total long-term deferred revenue	$376,062	$343,452

9.	Restructuring and Other Charges, net
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth accrual activity relating to restructuring reserves for the nine months ended June 30, 2016 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2015	$635	$6,222	$6,857
Restructuring charges, net	9,410	10,740	20,150
Non-cash adjustment	(57)	168	111
Cash payments	(8,550)	(4,579)	(13,129)
Balance at June 30, 2016	$1,438	$12,551	$13,989
Restructuring and other charges, net by component and segment are as follows (dollars in thousands):

	Three Months Ended June 30,
	2016					2015
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$49	$1,344	$1,393	$—	$1,393	$659	$634	$1,293	$—	$1,293
Mobile	62	1,222	1,284	—	1,284	3,253	30	3,283	3,322	6,605
Enterprise	(8)	494	486	—	486	674	—	674	—	674
Imaging	7	294	301	—	301	568	—	568	—	568
Corporate	(249)	2,502	2,253	—	2,253	1,668	—	1,668	—	1,668
Total	$(139)	$5,856	$5,717	$—	$5,717	$6,822	$664	$7,486	$3,322	$10,808

	Nine Months Ended June 30,
	2016					2015
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,363	$1,352	$2,715	$—	$2,715	$450	$634	$1,084	$—	$1,084
Mobile	4,973	1,172	6,145	46	6,191	3,140	(142)	2,998	3,322	6,320
Enterprise	1,035	2,528	3,563	—	3,563	963	95	1,058	—	1,058
Imaging	219	478	697	—	697	2,047	333	2,380	—	2,380
Corporate	1,820	5,210	7,030	61	7,091	1,861	—	1,861	—	1,861
Total	$9,410	$10,740	$20,150	$107	$20,257	$8,461	$920	$9,381	$3,322	$12,703

Fiscal Year 2016
During the three and nine months ended June 30, 2016, we recorded restructuring charges of $5.7 million and $20.2 million, respectively. The restructuring charges for the nine months ended June 30, 2016 included $9.4 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $10.7 million charge for the closure of certain excess facility space.
We expect that the remaining severance payments of $1.4 million will be substantially paid by the end of fiscal year 2016. We expect that the remaining payments of $12.6 million for the closure of excess facility space will be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
Fiscal Year 2015
During the three and nine months ended June 30, 2015,we recorded restructuring charges of $7.5 million and $9.4 million, respectively. The restructuring charges for the nine months ended June 30, 2015 included $8.5 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes as well as the reduction

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately 60 employees that eliminated duplicative positions resulting from acquisitions in fiscal year 2014. The restructuring charges also included a $0.9 million charge for the closure of certain excess facility space, including facilities acquired from acquisitions.
In addition, during the nine months ended June 30, 2015, we have recorded certain other charges that totaled $3.3 million for the impairment of certain long-lived assets as a result of our strategic realignment of our product portfolio.

10.	Debt and Credit Facilities
Short-term Related Party Note Payable
In March 2016, our Board of Directors approved a repurchase agreement with Icahn Partners LP, Icahn Partners Master Fund LP and High River Limited Partnership (collectively, the “Icahn Group”) to repurchase 26.3 million shares of our common stock from the Icahn Group at a price of $19.00 per share, for a total purchase price of $500.0 million (the “Repurchase”). At the closing of the Repurchase, we paid $375.0 million in cash and issued a promissory note in the amount of $125.0 million. The promissory note bears interest at a rate per annum equal to approximately 2.64% and has a maturity date of June 13, 2016. On April 15, 2016, we fully repaid the promissory note.
Long-term Debt
At June 30, 2016 and September 30, 2015, we had the following long-term borrowing obligations (dollars in thousands):

	June 30, 2016	September 30, 2015
5.375% Senior Notes due 2020, net of unamortized premium of $3.2 million and $3.8 million, respectively. Effective interest rate 5.28%.	$1,053,608	$1,053,818
6.000% Senior Notes due 2024. Effective interest rate 6.00%.	300,000	—
1.00% Convertible Debentures due 2035, net of unamortized discount of $169.0 million. Effective interest rate 5.62%.	507,489	—
2.75% Convertible Debentures due 2031, net of unamortized discount of $23.4 million and $39.1 million, respectively. Effective interest rate 7.43%.	372,096	394,698
1.50% Convertible Debentures due 2035, net of unamortized discount of $54.0 million and $60.5 million, respectively. Effective interest rate 5.39%.	209,933	203,373
Credit Facility, net of unamortized original issue discount of $0.8 million.	—	471,766
Total long-term debt	$2,443,126	$2,123,655
Less: current portion	—	4,834
Non-current portion of long-term debt	$2,443,126	$2,118,821
The estimated fair value of our long-term debt approximated $2,618.1 million (face value $2,686.3 million) and $2,249.1 million (face value $2,220.2 million) at June 30, 2016 and September 30, 2015, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes and the Convertible Debentures are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the Revolving Credit Facility at June 30, 2016, and no outstanding balance on the revolving credit agreement portion of our Credit Facility at September 30, 2015.
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The Notes are our unsecured senior obligations and are guaranteed (the “Guarantees”) on an unsecured senior basis by substantially all of our direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the Notes. As of June 30, 2016 and September 30, 2015, the unamortized deferred debt issuance costs were $7.8 million and $9.2 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.0% Senior Notes due 2024
In June 2016, we issued $300.0 million aggregate principal amount of 6.0% Senior Notes due on July 1, 2024 (the "2024 Senior Notes") in a private placement. The proceeds from the 2024 Senior Notes were approximately $297.5 million, net of issuance costs. The 2024 Senior Notes bear interest at 6.0% per year, payable in cash semi-annually in arrears. The unamortized deferred debt issuance costs at June 30, 2016 were $2.5 million.
The 2024 Senior Notes are unsecured senior obligations and are guaranteed on an unsecured senior basis by our Subsidiary Guarantors. The 2024 Senior Notes and the guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors’ existing and future unsecured senior debt, including our obligations and those of each such Subsidiary Guarantor under our senior credit facility, and rank senior in right of payment to all of our and the Subsidiary Guarantors’ future unsecured subordinated debt. The 2024 Senior Notes and guarantees effectively rank junior to all our secured debt and that of the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the 2024 Senior Notes.
At any time before July 1, 2019, we may redeem all or a portion of the 2024 Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2024 Senior Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest to, but excluding, the redemption date. At any time on or after July 1, 2019, we may redeem all or a portion of the 2024 Senior Notes at certain redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time before July 1, 2019, we may redeem up to 35% of the aggregate outstanding principal amount of the 2024 Senior Notes with the net cash proceeds received by us from certain equity offerings at a price equal to 106% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided that the redemption occurs no later than 120 days after the closing of the related equity offering, and at least 50% of the original aggregate principal amount of the 2024 Senior Notes remains outstanding immediately thereafter.
Upon the occurrence of certain asset sales or a change in control, we must offer to repurchase the 2024 Senior Notes at a price equal to 100% in the case of an asset sale, or 101% in the case of a change of control, of the principal amount plus accrued and unpaid interest to, but excluding, the repurchase date.
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”). Total proceeds were $663.8 million, net of debt issuance costs, and we used a portion to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears, beginning on June 15, 2016. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on December 15, 2022, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.0% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.0% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 1.0% 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of June 30, 2016, the unamortized deferred debt issuance costs were $8.6 million.
If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $27.22 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter beginning after March 31, 2016 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2016, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs. Upon repurchase we recorded an extinguishment loss of $2.4 million in other expense, net, in the accompanying consolidated statements of operations. Following the repayment, $395.5 million in aggregate principal amount of our 2031 Debentures remain outstanding. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $32.30 per share. The aggregate debt discount of $89.7 million is being amortized to interest expense using the effective interest rate method through November 2017. As of June 30, 2016 and September 30, 2015, the unamortized deferred debt issuance costs were $1.4 million and $2.3 million, respectively. As of June 30, 2016 and September 30, 2015, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.5% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.5% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”). The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.5% per year, payable in cash semi-annually in arrears, beginning on November 1, 2015. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. The aggregate debt discount of $63.0 million is being amortized to interest expense using the effective interest rate method through November 2021. As of June 30, 2016 and September 30, 2015, the unamortized deferred debt issuance costs were $2.0 million and $2.3 million, respectively. As of June 30, 2016 and September 30, 2015, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
In April 2016, we entered into a credit agreement that provides for a $242.5 million revolving credit line, including letters of credit (together, the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 15, 2021. As of June 30, 2016, issued letters of credit in the aggregate amount of $3.9 million were treated as issued and outstanding when calculating the borrowing

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

availability under the Revolving Credit Facility. As of June 30, 2016, we had $238.6 million available for additional borrowing under the Revolving Credit Facility. Any amounts outstanding under the Revolving Credit Facility will bear interest, at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all assets of ours and our Subsidiary Guarantors. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. The unamortized deferred debt issuance costs at June 30, 2016 were $1.6 million.
Credit Facility
The amended and restated credit agreement, entered into on August 7, 2013, includes a term loan and a $75.0 million revolving credit agreement, inclusive of any issued letters of credit (together, the "Credit Facility"). In December 2015, we repaid the aggregate principal balance of $472.5 million on the term loan with proceeds received from the issuance of our 1.0% 2035 Debentures. We recorded a loss of $2.5 million on the extinguishment, representing the unamortized debt discount and issuance costs, in other expense, net, in the accompanying consolidated statements of operations. In connection with entering into the Revolving Credit Facility on April 15, 2016, we terminated our $75.0 million revolving credit agreement.

11.	Stockholders' Equity
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 9.4 million shares for $197.5 million during the nine months ended June 30, 2016, including 1.0 million shares repurchased from our Chief Executive Officer. Since the commencement of the program, we have repurchased 40.7 million shares for $707.5 million. Approximately $292.5 million remained available for share repurchases as of June 30, 2016 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. We expect the repurchase of shares under the program to be limited in the foreseeable future. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
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
In March 2016, our Board of Directors approved a repurchase agreement with the Icahn Group to repurchase 26.3 million shares of our common stock at a price of $19.00 per share, which approximated fair value of our common stock on the day of the Repurchase, for a total purchase price of $500.0 million. At the closing of the Repurchase, we paid $375.0 million in cash and issued a promissory note in the amount of $125.0 million. The promissory note bears interest at a rate per annum equal to approximately 2.64% and has a maturity date of June 13, 2016. On April 15, 2016, we fully repaid the promissory note. Immediately prior to the Repurchase, the Icahn Group owned approximately 60.8 million shares, or approximately 20%, of our outstanding common stock. Based on publicly available information, as of March 31, 2016, the Icahn Group’s holdings of our common stock was approximately 30.1 million shares, or 10.8% of our outstanding common stock. In connection with the Repurchase, David Schechter and Brett Icahn, the Icahn Group representatives on our Board of Directors, resigned from our Board of Directors.

12.	Net Loss Per Share
As of June 30, 2016 and 2015, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to our net loss position. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 7.4 million and 10.0 million shares for the three months ended June 30, 2016 and 2015, respectively, and 8.4 million and 10.4 million shares for the nine months ended June 30, 2016 and 2015, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

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
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Cost of product and licensing	$42	$148	$286	$331
Cost of professional services and hosting	8,112	7,833	23,626	20,185
Cost of maintenance and support	1,083	1,002	3,074	2,576
Research and development	9,157	9,210	27,056	26,387
Selling and marketing	13,726	11,760	37,023	32,176
General and administrative	10,327	11,748	31,892	38,317
Total	$42,447	$41,701	$122,957	$119,972
Stock Options
The table below summarizes activity relating to stock options for the nine months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2015	2,923,989	$14.01
Exercised/Repurchased(b)	(945,221)	$12.02
Expired	(3,103)	$10.42
Outstanding at June 30, 2016	1,975,665	$14.97	1.0 year	$2.2	million
Exercisable at June 30, 2016	1,975,656	$14.97	1.0 year	$2.2	million
Exercisable at June 30, 2015	3,362,385	$13.71	1.5 years	$12.9	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market price of our common stock on June 30, 2016 ($15.63) and the exercise price of the underlying options.

(b)
We repurchased 1.0 million shares owned directly or indirectly by our Chief Executive Officer, composed of 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million.

The weighted-average intrinsic value of stock options exercised during the nine months ended June 30, 2016 and 2015 was $8.5 million and $2.1 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units
Restricted units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activity relating to restricted units for the nine months ended June 30, 2016:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2015	4,700,210	7,007,839
Granted	2,342,889	6,728,411
Earned/released	(2,254,445)	(5,268,258)
Forfeited	(581,299)	(781,920)
Outstanding at June 30, 2016	4,207,355	7,686,072
Weighted average remaining recognition period of outstanding restricted units	1.5 years	1.8 years
Unearned stock-based compensation expense of outstanding restricted units	$52.0 million	$84.6 million
Aggregate intrinsic value of outstanding restricted units(a)	$65.8 million	$120.2 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of our common stock on June 30, 2016 ($15.63) and the purchase price of the underlying Restricted Units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all restricted units vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2016	2015
Weighted-average grant-date fair value per share	$19.20	$15.36
Total intrinsic value of shares vested (in millions)	$150.7	$125.1
Restricted Stock Awards
Restricted stock awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to restricted stock awards for the nine months ended June 30, 2016:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2015	250,000	$15.71
Vested	(250,000)	$15.71
Outstanding at June 30, 2016	—	$—
The weighted-average intrinsic value of restricted stock awards vested during the nine months ended June 30, 2016 and 2015 was $4.3 million and $3.9 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
The components of loss before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Domestic	$(39,615)	$(65,222)	$(102,308)	$(166,157)
Foreign	35,640	32,365	96,234	85,580
Loss before income taxes	$(3,975)	$(32,857)	$(6,074)	$(80,577)
The components of provision from income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Domestic	$3,411	$1,728	$12,970	$11,414
Foreign	4,435	4,805	11,888	11,992
Provision for income taxes	$7,846	$6,533	$24,858	$23,406
Effective tax rate	(197.4)%	(19.9)%	(409.3)%	(29.0)%

The effective income tax rate was (197.4)% and (409.3)% for the three and nine months ended June 30, 2016, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance that provide no benefit to the provision and an increase to indefinite lived deferred tax liabilities, partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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
In March 2016, our Board of Directors approved a repurchase agreement with the Icahn Group to repurchase 26.3 million shares of our common stock at a price of $19.00 per share, for a total purchase price of $500.0 million. The Repurchase was funded with domestic and foreign cash. The Repurchase was initiated by the Icahn Group in January 2016 and was a one-time, unforeseen event prior to the initiation. We expect to repatriate up to $250.0 million of foreign earnings previously considered indefinitely reinvested to fund the Repurchase. As a result of the repatriation, in the second quarter of fiscal year 2016 we recorded a $1.0 million increase to our provision for income taxes, net of benefit from the use of U.S. Federal net operating losses and credit carryforwards. This one-time event does not change our ability or intent to indefinitely reinvest unremitted earnings of our foreign subsidiaries.
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
At June 30, 2016 and September 30, 2015, we had gross tax effected unrecognized tax benefits of $25.6 million and $22.2 million, respectively, and is included in other long-term liabilities. If these benefits were recognized, they would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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
During the first quarter of fiscal year 2016, we reorganized the organizational management and oversight of our Dragon Consumer business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. In addition, we renamed our Mobile and Consumer segment to Mobile segment. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense and cost of revenue. Accordingly, the segment results in prior periods have been recast to conform to the current period segment reporting presentation.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment nor depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment revenues(a):
Healthcare	$240,986	$249,450	$733,461	$743,588
Mobile	91,778	95,982	280,017	285,465
Enterprise	95,249	86,966	278,467	260,911
Imaging	56,848	56,258	175,199	175,785
Total segment revenues	484,861	488,656	1,467,144	1,465,749
Less: acquisition related revenues adjustments	(7,010)	(10,717)	(24,445)	(38,732)
Total consolidated revenues	477,851	477,939	1,442,699	1,427,017
Segment profit:
Healthcare	78,129	83,910	237,740	245,157
Mobile	30,983	25,492	98,196	69,859
Enterprise	31,065	25,450	91,336	70,414
Imaging	20,597	21,762	69,774	63,770
Total segment profit	160,774	156,614	497,046	449,200
Corporate expenses and other, net	(30,888)	(32,378)	(97,489)	(106,431)
Acquisition-related revenues and cost of revenues adjustment	(6,460)	(10,198)	(23,520)	(36,576)
Stock-based compensation	(42,447)	(41,701)	(122,957)	(119,972)
Amortization of intangible assets	(41,855)	(42,147)	(127,306)	(125,064)
Acquisition-related costs, net	(4,721)	(2,423)	(8,426)	(13,702)
Restructuring and other charges, net	(5,717)	(10,808)	(20,257)	(12,703)
Costs associated with IP collaboration agreements	—	(2,625)	(4,000)	(8,501)
Other expense, net	(32,661)	(47,191)	(99,165)	(106,828)
Loss before income taxes	$(3,975)	$(32,857)	$(6,074)	$(80,577)

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

No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$341,252	$352,033	$1,035,776	$1,052,155
International	136,599	125,906	406,923	374,862
Total revenues	$477,851	$477,939	$1,442,699	$1,427,017

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

During the first quarter of fiscal year 2016, we reorganized the organizational management and oversight of our Dragon Consumer business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. Accordingly, the segment results in prior periods have been recast to conform to the current period segment presentation. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense and cost of revenue. These changes had no impact on consolidated net income or cash flows in any period.

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

•
Healthcare.  Trends in our healthcare business include growing customer preference for hosted solutions and subscription-based license models and increased use of mobile devices to access healthcare systems and create clinical documentation within electronic health record systems. In addition, we experienced growing demand in bundled arrangements, combining our Dragon Medical and hosted transcription offerings. The volume processed in our hosted transcription services has continued to experience erosion as customers adopt electronic medical record ("EMR") systems and our Dragon Medical solutions. This decline has been partially offset by new customer wins and the increased sale of bundled arrangements. We have also experienced some decline in our licensed Dragon Medical product sales as customers shift toward Dragon Medical cloud and subscription offerings. We believe an important trend in the healthcare market is the desire to improve efficiency in the coding and revenue cycle management process. Our solutions reduce costs by increasing automation of this important workflow and also enable hospitals to improve documentation used to support billings. The industry’s recent shift in international classification of diseases ("ICD") from ICD-9 to ICD-10, together with evolving reimbursement reform that is increasingly focused on clinical outcomes, has increased the complexity of the clinical documentation and coding processes. This recent shift is reinforcing our customers’ desire for improved efficiency. We are investing to expand our product set to address the various opportunities, including deeper integration with our clinical documentation solutions; investing in our cloud-based products and operations; entering new and adjacent markets such as ambulatory care; and expanding our international capabilities.

•
Mobile.  Trends in our mobile business include device manufacturers requiring custom applications to deliver unique and differentiated products such as virtual assistants, broadening keyboard technologies to take advantage of touch screens, increasing hands-free capabilities on cell phones and in automobiles, and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, e-book readers, tablet and laptop computers, cameras and third-party applications. The more powerful capabilities of mobile devices require us to supply a broader portfolio of specialized virtual assistants and connected services built on voice recognition, text-to-speech, natural language understanding, dialog and text input. Within given levels of our technology set, we have seen growth opportunities limited by the consolidation of the handset market to a small number of customers as well as increased competition in voice recognition and natural language technologies and services sold to OEMs. We continue to see demand involving the sale and delivery of both software and non-software related services, as well as products to help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional perpetual licensing of our Mobile products and solutions. Although this has a negative impact on near-term revenue, we believe this model will build more predictable revenues over time. We are investing in the expansion of the cloud capabilities and content of our automotive solutions; expansion across the Internet-of-Things in our devices solutions; and geographic expansion of our mobile operator services.

•
Enterprise.  Trends in our enterprise business include increasing interest in the use of mobile applications and web sites to access customer care systems and records, voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. In addition, for large enterprise businesses around the world, customer service interactions are accelerating toward more pervasive digital engagement across web, mobile and social platforms. In order to acquire and retain customers, enterprises need to be able to provide a customer service experience when and how the customer desires. This is creating a growing market opportunity for our enterprise business, and with the acquisition of TouchCommerce, Inc., which is expected to close during the fourth quarter of fiscal year 2016, we will be able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty and improve business results. In fiscal year 2015, revenues and bookings from on-demand solutions continued to increase, as a growing proportion of customers choose our cloud-based solutions for call center, web and mobile customer care solutions. We expect these trends to continue in fiscal year 2016. We are investing to extend our technology capabilities with intelligent self-service and artificial intelligence for customer service; expand our on-demand multichannel cloud to international markets; expand our sales and solution for voice biometrics; and expand our on-premise product and services portfolio.

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
Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenues, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of these key financial metrics is as follows:
For the nine months ended June 30, 2016, as compared to the nine months ended June 30, 2015:

•	Total revenues increased by $15.7 million to $1,442.7 million;

•	Net loss decreased by $73.1 million to a loss of $30.9 million;

•	Gross margins increased by 0.4 percentage points to 57.1%;

•	Operating margins increased by 4.7 percentage points to 6.5%; and

•	Cash provided by operating activities increased $91.0 million to $426.9 million.
As of June 30, 2016, as compared to June 30, 2015:

•
Total deferred revenue increased 12.6% from $647.6 million to $729.1 million driven by growth in our on-demand automotive business in our Mobile segment as well as growth in maintenance and support contracts.

In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics for the period ended June 30, 2016, as compared to the period ended June 30, 2015, is as follows:

•
Net new bookings decreased 25.0% from one year ago to $362.9 million. The net new bookings from prior year period included a significant, one-time automotive contract which caused net new bookings in that period to be unusually high.

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

•
Segment recurring revenue represented 69.7% and 66.0% of total segment revenue for nine months ended June 30, 2016 and June 30, 2015, respectively. Segment recurring revenue represents the sum of recurring product and licensing, on-demand, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements;

•
Annualized line run-rate in our on-demand healthcare solutions decreased 9% from one year ago to approximately 5.0 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Estimated three-year value of total on-demand contracts decreased 7% from one year ago to approximately $2.2 billion. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on assumptions used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.
RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Product and licensing	$153.0	$162.8	$(9.8)	(6.0)%	$490.7	$506.9	$(16.3)	(3.2)%
Professional services and hosting	242.3	234.3	8.1	3.4%	709.7	684.9	24.7	3.6%
Maintenance and support	82.5	80.9	1.6	2.0%	242.4	235.1	7.2	3.1%
Total Revenues	$477.9	$477.9	$(0.1)	—%	$1,442.7	$1,427.0	$15.7	1.1%
United States	$341.3	$352.0	$(10.8)	(3.1)%	$1,035.8	$1,052.2	$(16.4)	(1.6)%
International	136.6	125.9	10.7	8.5%	406.9	374.9	32.1	8.6%
Total Revenues	$477.9	$477.9	$(0.1)	—%	$1,442.7	$1,427.0	$15.7	1.1%
The geographic split for the three months ended June 30, 2016, was 71% of total revenues in the United States and 29% internationally as compared to 74% of total revenues in the United States and 26% internationally for the same period last year.
The geographic split for the nine months ended June 30, 2016, was 72% of total revenues in the United States and 28% internationally, as compared to 74% of total revenues in the United States and 26% internationally for the same period last year.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Product and licensing revenue	$153.0	$162.8	$(9.8)	(6.0)%	$490.7	$506.9	$(16.3)	(3.2)%
As a percentage of total revenue	32.0%	34.1%			34.0%	35.5%

Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015
The decrease in revenue was driven mainly by an $11.1 million decrease in our Healthcare and Mobile segments. The revenue decrease in our Healthcare segment was driven by lower revenues from our licensed Dragon Medical product sales as we transition from perpetual to cloud and subscription models. The revenue decrease in our Mobile segment was driven by a decline in devices revenues from deterioration in mature markets, partially offset by recurring revenue growth in our automotive business.
Nine Months Ended June 30, 2016 compared with Nine Months Ended June 30, 2015
The decrease in revenue consisted of a $14.7 million decrease in our Mobile segment and an $8.6 million decrease in our Healthcare segment, partially offset by a $3.6 million increase in our Imaging segment and a $3.5 million increase in our Enterprise segment. The revenue decrease in our Mobile business was driven by a decline in devices revenues from deterioration in mature markets, partially offset by revenue growth in our automotive business. The revenue decrease in our Healthcare segment was mainly driven by lower revenues from our licensed Dragon Medical product sales as we transition from perpetual to cloud and subscription models. These decreases were partially offset with higher license sales primarily related to our on-premise solutions within our Enterprise segment and our print management and capture products within our Imaging segment.

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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Professional services and hosting revenue	$242.3	$234.3	$8.1	3.4%	$709.7	$684.9	$24.7	3.6%
As a percentage of total revenue	50.7%	49.0%			49.2%	48.0%

Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015
The increase in revenue was driven by an increase of $10.0 million in professional services revenue, partially offset by a decrease of $2.0 million in hosting revenue. In our professional services business, revenue increased $6.9 million in our Healthcare segment driven by a recent acquisition and increased $3.4 million in our Enterprise segment driven by higher professional services for the implementation of our on-premise solutions. In our hosting business, the decrease in revenue was driven by a $4.9 million decrease in the Healthcare revenue as we continue to experience some erosion in our transcription services owed in part to the growing penetration of our Dragon Medical cloud and subscription offerings, partially offset by an increase in on-demand revenue of $2.9 million in our Enterprise segment.
Nine Months Ended June 30, 2016 compared with Nine Months Ended June 30, 2015
The increase in revenue was driven by a $15.5 million increase in hosting revenue and a $9.2 million increase in professional services revenue. In our hosting business, Mobile on-demand revenue grew $19.2 million primarily driven by continued trend toward cloud-based services in our automotive and devices solutions as well as a fiscal year 2015 acquisition in our mobile operator services, and Enterprise on-demand revenue increased $11.5 million. These increases were partially offset by a $15.2 million decrease in the Healthcare hosting revenue as we continue to experience some erosion in our transcription services owed in part to the growing penetration of our Dragon Medical cloud and subscription offerings. In our professional services business, revenue increased $10.8 million in our Healthcare segment driven by a recent acquisition, partially offset by lower sales in our Mobile segment as a result of lower devices sales due to deterioration in mature markets.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Maintenance and support revenue	$82.5	$80.9	$1.6	2.0%	$242.4	$235.1	$7.2	3.1%
As a percentage of total revenue	17.3%	16.9%			16.8%	16.5%

Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015
The increase in revenue was driven primarily by maintenance renewals in our Imaging segment.
Nine Months Ended June 30, 2016 compared with Nine Months Ended June 30, 2015
The increase in revenue was driven primarily by maintenance renewals in our Imaging segment and prior year license sales in our Healthcare segment, partially offset by a decline in maintenance renewals in our Mobile segment.

Costs and Expenses
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Cost of product and licensing revenue	$20.8	$21.3	$(0.5)	(2.3)%	$65.0	$68.5	$(3.5)	(5.1)%
As a percentage of product and licensing revenue	13.6%	13.1%			13.3%	13.5%

Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015
The decrease in cost of product and licensing revenue was primarily driven by lower costs in our Mobile segment. Gross margins decreased 0.5 percentage points, primarily driven by lower licensed Dragon Medical product sales in our Healthcare segment as we transition from perpetual to subscription models.
Nine Months Ended June 30, 2016 compared with Nine Months Ended June 30, 2015
The decrease in cost of product and licensing revenue was primarily driven by lower costs in our Mobile segment. Gross margins increased 0.3 percentage points, primarily driven by higher revenues from higher margin license products in our Enterprise and Imaging segments.
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Cost of professional services and hosting revenue	$158.4	$153.6	$4.8	3.1%	$466.4	$461.2	$5.2	1.1%
As a percentage of professional services and hosting revenue	65.4%	65.6%			65.7%	67.3%

Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015
The increase in cost of professional services and hosting revenue was primarily driven by higher professional services compensation expense in our Healthcare segment driven by a recent acquisition. Gross margins increased 0.2 percentage points primarily driven by margin expansion in our cloud-based services within our Mobile segment, partially offset by higher professional services revenue in our Healthcare segment which carries a lower gross margin.
Nine Months Ended June 30, 2016 compared with Nine Months Ended June 30, 2015
The increase in cost of professional services and hosting revenue was primarily driven by higher professional services compensation expense in our Healthcare segment driven by a recent acquisition as well as higher stock-based compensation expense. These increases were partially offset by reduction in medical transcription expense and Mobile cloud-based services expenses as a result of our cost-savings initiatives including our on-going efforts to move costs and activities to lower-cost countries. Gross margins increased 1.6 percentage points primarily driven by margin expansion in our cloud-based services within our Mobile segment, partially offset by higher professional services revenue in our Healthcare segment which carries a lower gross margin.

Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Cost of maintenance and support revenue	$13.6	$13.7	$(0.1)	(0.9)%	$40.5	$41.1	$(0.6)	(1.4)%
As a percentage of maintenance and support revenue	16.5%	16.9%			16.7%	17.5%

Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015
The cost of maintenance and support revenue was primarily unchanged, and gross margins increased 0.4 percentage points primarily driven by higher maintenance and support revenue in our Imaging segment.
Nine Months Ended June 30, 2016 compared with Nine Months Ended June 30, 2015
The decrease in cost of maintenance and support revenue was primarily driven by lower compensation related expense. Gross margins increased 0.8 percentage points primarily driven by higher maintenance and support revenue in our Healthcare and Imaging segments.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Research and development expense	$67.8	$78.2	$(10.4)	(13.3)%	$205.5	$233.3	$(27.8)	(11.9)%
As a percentage of total revenue	14.2%	16.4%			14.2%	16.4%

Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015
The decrease in research and development expense was primarily attributable to a reduction of $7.7 million in total compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including our restructuring plans executed during the period and our on-going efforts to move costs and activities to lower-cost countries during the fiscal year.
Nine Months Ended June 30, 2016 compared with Nine Months Ended June 30, 2015
The decrease in research and development expense was primarily attributable to a reduction of $19.4 million in total compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including our restructuring plans executed during the period and our on-going efforts to move costs and activities to lower-cost countries during the fiscal year.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Sales and marketing expense	$96.0	$99.3	$(3.3)	(3.3)%	$289.4	$303.8	$(14.3)	(4.7)%
As a percentage of total revenue	20.1%	20.8%			20.1%	21.3%

Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015
The decrease in sales and marketing expense was primarily attributable to a $2.0 million decrease in expense as a result of the conclusion of an exclusive commercialization rights under a collaboration agreement during the second quarter of fiscal year 2016 and a $1.1 million decrease in marketing and channel program spending.
Nine Months Ended June 30, 2016 compared with Nine Months Ended June 30, 2015
The decrease in sales and marketing expense was primarily attributable to a $5.1 million decrease in marketing and channel program spending, a $3.1 million decrease in travel related expenses, and a $2.5 million decrease in total compensation costs, including stock-based compensation expense, as we benefited from our cost-saving initiatives including our restructuring plan executed during the period. In addition, sales and marketing expense decreased $2.0 million as a result of the conclusion of an exclusive commercialization rights under a collaboration agreement during the second quarter of fiscal year 2016.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
General and administrative expense	$40.3	$42.1	$(1.8)	(4.3)%	$126.8	$141.4	$(14.6)	(10.3)%
As a percentage of total revenue	8.4%	8.8%			8.8%	9.9%

Three Months Ended June 30, 2016 compared with Three Months Ended June 30, 2015
The decrease in general and administrative expense was primarily attributable to a $3.7 million decrease in total compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including the impact from our restructuring plans executed during the period as well as our on-going efforts to move costs and activities to lower-cost countries during the fiscal year. This decrease was partially offset by a $1.0 million increase in consulting and professional services.
Nine Months Ended June 30, 2016 compared with Nine Months Ended June 30, 2015
The decrease in general and administrative expense was primarily attributable to a $13.0 million decrease in total compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including the impact from our restructuring plans executed during the period as well as our on-going efforts to move costs and activities to lower-cost countries during the fiscal year. In addition, consulting and professional services fees decreased $2.4 million.

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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Cost of revenue	$15.1	$15.8	$(0.7)	(4.2)%	$47.1	$46.5	$0.5	1.2%
Operating expenses	26.7	26.4	0.4	1.4%	80.2	78.5	1.7	2.2%
Total amortization expense	$41.9	$42.2	$(0.4)	(0.9)%	$127.3	$125.1	$2.2	1.8%
As a percentage of total revenue	8.8%	8.8%			8.8%	8.8%
The increase in total amortization of intangible assets for the nine months ended June 30, 2016, as compared to the nine months ended June 30, 2015, was primarily attributable to acquired customer relationship assets during the third quarter of fiscal year 2015.
Acquisition-Related Costs, Net
Acquisition-related costs include costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments treated as compensation expense, as well as the costs of integration-related activities, including services provided by third-parties; (ii) professional service fees and expenses, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) adjustments to acquisition-related items that are required to be marked to fair value each reporting period, such as contingent consideration, and other items related to acquisitions for which the measurement period has ended, such as gains or losses on settlements of pre-acquisition contingencies. Acquisition-related costs were recorded as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Transition and integration costs	$1.3	$2.9	$(1.6)	(54.4)%	$3.4	$9.2	$(5.8)	(63.2)%
Professional service fees	3.5	1.4	2.1	146.8%	6.1	7.1	(1.0)	(13.9)%
Acquisition-related adjustments	(0.1)	(1.9)	1.8	(92.6)%	(1.1)	(2.6)	1.5	(58.4)%
Total acquisition-related costs, net	$4.7	$2.4	$2.3	94.8%	$8.4	$13.7	$(5.3)	(38.5)%
As a percentage of total revenue	1.0%	0.5%			0.6%	1.0%
Included in transition and integration costs for the three and nine months ended June 30, 2015, is $1.9 million and $6.1 million, respectively, related to contingent payments that were accounted for as compensation expense for an acquisition closed in fiscal year 2014.
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

Restructuring and other charges, net by component and segment for the three and nine months ended June 30, 2016 are as follows (dollars in thousands):

	Three Months Ended June 30,
	2016					2015
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$49	$1,344	$1,393	$—	$1,393	$659	$634	$1,293	$—	$1,293
Mobile	62	1,222	1,284	—	1,284	3,253	30	3,283	3,322	6,605
Enterprise	(8)	494	486	—	486	674	—	674	—	674
Imaging	7	294	301	—	301	568	—	568	—	568
Corporate	(249)	2,502	2,253	—	2,253	1,668	—	1,668	—	1,668
Total	$(139)	$5,856	$5,717	$—	$5,717	$6,822	$664	$7,486	$3,322	$10,808

	Nine Months Ended June 30,
	2016					2015
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,363	$1,352	$2,715	$—	$2,715	$450	$634	$1,084	$—	$1,084
Mobile	4,973	1,172	6,145	46	6,191	3,140	(142)	2,998	3,322	6,320
Enterprise	1,035	2,528	3,563	—	3,563	963	95	1,058	—	1,058
Imaging	219	478	697	—	697	2,047	333	2,380	—	2,380
Corporate	1,820	5,210	7,030	61	7,091	1,861	—	1,861	—	1,861
Total	$9,410	$10,740	$20,150	$107	$20,257	$8,461	$920	$9,381	$3,322	$12,703

During the three and nine months ended June 30, 2016, we recorded restructuring charges of $5.7 million and $20.2 million, respectively. The restructuring charges for the nine months ended June 30, 2016 included $9.4 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $10.7 million charge for the closure of certain excess facility space.
During the three and nine months ended June 30, 2015, we recorded restructuring charges of $7.5 million and $9.4 million, respectively. The restructuring charges for the nine months ended June 30, 2015 included $8.5 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes as well as the reduction of approximately 60 employees that eliminated duplicative positions resulting from acquisitions in fiscal year 2014. The restructuring charges also included a $0.9 million charge for the closure of certain excess facility space, including facilities acquired from acquisitions.
Other Expense, Net
Other expense, net consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other expense, net, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Interest income	$1.0	$0.7	$0.3	51.0%	$3.5	$1.9	$1.7	88.9%
Interest expense	(33.2)	(29.5)	(3.7)	12.5%	(95.4)	(89.4)	(6.0)	6.7%
Other expense, net	(0.5)	(18.4)	17.9	(97.3)%	(7.3)	(19.3)	12.0	(62.2)%
Total other expense, net	$(32.7)	$(47.2)	$14.5	(30.8)%	$(99.2)	$(106.8)	$7.7	(7.2)%
As a percentage of total revenue	6.8%	9.9%			6.9%	7.5%

Other expense, net decreased by $14.5 million and $7.7 million for the three and nine months ended June 30, 2016,respectively, as compared to the three and nine months ended June 30, 2015. Interest expense for the nine months ended June 30, 2016 increased $6.0 million, primarily driven by the issuance of the $676.5 million 1.00% convertible senior debentures in the first quarter of fiscal year 2016. Other expense, net for the nine months ended June 30, 2016 decreased $12.0 million primarily due to a $17.7 million loss on extinguishment of debt resulting from the partial exchange of our 2031 debentures in the third quarter of fiscal year 2015.
Provision for Income Taxes
The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Provision for income taxes	$7.8	$6.5	$1.3	20.1%	$24.9	$23.4	$1.5	6.2%
Effective income tax rate	(197.4)%	(19.9)%			(409.3)%	(29.0)%

The effective income tax rate was (197.4)% and (409.3)% for the three and nine months ended June 30, 2016, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance that provide no benefit to the provision and an increase to indefinite lived deferred tax liabilities, partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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
The Board approved a repurchase agreement for 26.3 million shares of our common stock from the Icahn Group, for a total purchase price of $500.0 million (the “Repurchase”), which was funded with domestic and foreign cash. As a result of the repatriation, in the second quarter of fiscal year 2016 we recorded a $1.0 million increase to our provision for income taxes, net of benefit from the use of U.S. Federal net operating losses and credit carryforwards.
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
During the first quarter of fiscal year 2016, we reorganized the organizational management and oversight of our Dragon Consumer business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. In addition, we renamed our Mobile and Consumer segment to Mobile segment. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense and cost of revenue. Accordingly, the segment results in prior periods have been recast to conform to the current period segment reporting presentation.

The following table presents segment results (dollars in millions):

	Three Months Ended		Change	Percent Change	Nine Months Ended		Change	Percent Change
	June 30,				June 30,
	2016	2015			2016	2015
Segment Revenues(a):
Healthcare	$241.0	$249.5	$(8.5)	(3.4)%	$733.5	$743.6	$(10.1)	(1.4)%
Mobile	91.8	96.0	(4.2)	(4.4)%	280.0	285.5	(5.4)	(1.9)%
Enterprise	95.2	87.0	8.3	9.5%	278.5	260.9	17.6	6.7%
Imaging	56.8	56.3	0.6	1.0%	175.2	175.8	(0.6)	(0.3)%
Total segment revenues	$484.9	$488.7	$(3.8)	(0.8)%	$1,467.1	$1,465.7	$1.5	0.1%
Less: acquisition related revenues adjustments	(7.0)	(10.7)	3.7	(34.6)%	(24.4)	(38.7)	14.3	(37.0)%
Total revenues	$477.9	$477.9	$—	—%	$1,442.7	$1,427.0	$15.8	1.1%
Segment Profit:
Healthcare	$78.1	$83.9	$(5.8)	(6.9)%	$237.7	$245.2	$(7.5)	(3.1)%
Mobile	31.0	25.5	5.5	21.6%	98.2	69.9	28.3	40.5%
Enterprise	31.1	25.5	5.6	22.0%	91.3	70.4	20.9	29.7%
Imaging	20.6	21.8	(1.2)	(5.5)%	69.8	63.8	6.0	9.4%
Total segment profit	$160.8	$156.6	$4.2	2.7%	$497.0	$449.2	$47.7	10.6%
Segment Profit Margin
Healthcare	32.4%	33.6%	(1.2)%		32.4%	33.0%	(0.6)%
Mobile	33.8%	26.6%	7.2%		35.1%	24.5%	10.6%
Enterprise	32.6%	29.3%	3.4%		32.8%	27.0%	5.8%
Imaging	36.2%	38.7%	(2.5)%		39.8%	36.3%	3.5%
Total segment profit margin	33.2%	32.0%	1.1%		33.9%	30.6%	3.2%

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

Segment Revenues
Three Months Ended June 30, 2016

•
Healthcare segment revenues decreased $8.5 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Product and licensing revenues decreased $11.1 million driven by lower revenues from our licensed Dragon Medical product sales as we transition from perpetual to cloud and subscription models. Professional services and hosting revenues increased $1.7 million driven by an increase of $6.8 million in sales of professional services primarily from a recent acquisition, partially offset by a decrease of $5.1 million in hosting revenues as we continue to experience some erosion of revenue in our transcription services owed in part to the growing penetration of our Dragon Medical cloud and subscription offerings.

•
Mobile segment revenues decreased $4.2 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Product and licensing revenues decreased $1.6 million and maintenance and support revenue decreased $1.5 million, owing to a decline in devices revenues from deterioration in mature markets, partially offset by the growth in recurring product and licensing revenue in our automotive business. Professional services and hosting revenues decreased by $1.2 million primarily in our mobile operator services business, partially offset by higher revenue due to continued trend toward cloud-based services in our automotive and devices solutions.

•
Enterprise segment revenues increased $8.3 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Professional services and hosting revenues increased $6.0 million driven by higher professional services for the implementation of our on-premise solutions, and product and licensing revenues increased $1.4 million with strong on-premise solutions sales during the period.

•
Imaging segment revenues increased $0.6 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily driven by strong growth in our print management and capture products, partially offset by lower imaging desktop consumer product sales.

Nine Months Ended June 30, 2016

•
Healthcare segment revenues decreased $10.1 million for the nine months ended June 30, 2016, as compared to the nine months ended June 30, 2015. Product and licensing revenues decreased $9.0 million driven by lower revenues from our licensed Dragon Medical product sales as we transition from perpetual to cloud and subscription models. Professional services and hosting revenues decreased $5.4 million primarily driven by a decrease of $16.0 million in hosting revenues as we continue to experience some erosion of revenue in our transcription services owed in part to the growing penetration of our Dragon Medical cloud and subscription offerings, partially offset by an increase of $10.5 million in professional services primarily from a recent acquisition. Maintenance and support revenues increased $4.4 million driven by prior year license sales.

•
Mobile segment revenues decreased $5.4 million for the nine months ended June 30, 2016, as compared to the nine months ended June 30, 2015. Product and licensing revenues decreased $14.0 million and maintenance and support revenue decreased $3.9 million, owing to a decline in devices revenues from deterioration in mature markets, partially offset by the growth in recurring product and licensing revenue in our automotive business Professional services and hosting revenues increased $12.4 million driven primarily by a continued trend toward cloud-based services in our automotive and devices solutions as well as a fiscal year 2015 acquisition in our mobile operator services.

•
Enterprise segment revenues increased $17.6 million for the nine months ended June 30, 2016, as compared to the nine months ended June 30, 2015. Professional services and hosting revenues increased $13.6 million driven by higher on-demand revenue. Product and licensing revenues increased $3.5 million with strong on-premise solutions sales during the period.

•
Imaging segment revenues decreased $0.6 million for the nine months ended June 30, 2016, as compared to the nine months ended June 30, 2015, primarily driven by lower imaging desktop consumer product sales, partially offset by strong growth in our print management and capture products.

Segment Profit
Three Months Ended June 30, 2016

•
Healthcare segment profit for the three months ended June 30, 2016 decreased 6.9% from the same period last year, primarily driven by lower gross profit, partially offset by decreased research and development spending. Segment profit margin decreased 1.2 percentage points, from 33.6% for the same period last year to 32.4% during the current period. The decrease in segment profit margin was primarily driven by lower gross margins of 3.7 percentage points due to a shift in mix towards a higher percentage of professional services revenue, partially offset by decreased research and development spending of 1.4 percentage points and decreased sales and marketing spending of 1.1 percentage points.

•
Mobile segment profit for the three months ended June 30, 2016 increased 21.5% from the same period last year, primarily driven by lower research and development spending. Segment profit margin increased 7.2 percentage points, from 26.6% for the same period last year to 33.8% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 4.3 percentage points related to decreased research and development spending and a 2.3 percentage point improvement in gross margin driven by margin expansion in our cloud-based services.

•
Enterprise segment profit for the three months ended June 30, 2016 increased 22.1% from the same period last year, driven by increased gross profit and lower research and development spending. Segment profit margin increased 3.4 percentage points, from 29.3% for the same period last year to 32.6% in the current period. The increase in segment profit margin was primarily driven by increased professional services and hosting revenues and our cost savings and process optimization initiatives with improvements of 1.7 percentage point improvement in gross margin and 1.6 percentage points due to lower research and development spending.

•
Imaging segment profit for the three months ended June 30, 2016 decreased 5.4% from the same period last year, driven by higher operating expenses. Segment profit margin decreased 2.5 percentage points, from 38.7% for the same period last year to 36.2% during the current period. The decrease in segment profit margin was primarily driven by an increase in operating expenses of 2.1 percentage points to support new contracts.
Nine Months Ended June 30, 2016

•
Healthcare segment profit for the nine months ended June 30, 2016 decreased 3.0% from the same period last year, primarily driven by lower gross profit, offset by lower operating expenses. Segment profit margin decreased 0.6 percentage points, from 33.0% for the same period last year to 32.4% during the current period. The decrease in segment profit margin was primarily driven by lower gross margins of 1.5 percentage points due to a shift in mix towards a higher percentage of professional services revenue, partially offset by decreased sales and marketing expense of 0.6 percentage points.

•
Mobile segment profit for the nine months ended June 30, 2016 increased 40.6% from the same period last year, primarily driven by lower expenses and higher gross profit. Segment profit margin increased 10.6 percentage points, from 24.5% for the same period last year to 35.1% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 8.0 percentage points due to lower operating expenses and a 2.6 percentage points improvement in gross margin driven by margin expansion in our cloud-based services.

•
Enterprise segment profit for the nine months ended June 30, 2016 increased 29.7% from the same period last year, driven by lower operating expenses and increased gross profit. Segment profit margin increased 5.8 percentage points, from 27.0% for the same period last year to 32.8% in the current period. The increase in segment profit margin was primarily driven by increased professional services and hosting revenues and our cost savings and process optimization initiatives with improvements of 3.4 percentage points due to lower operating expenses and a 2.5 percentage point improvement in gross margin.

•
Imaging segment profit for the nine months ended June 30, 2016 increased 9.4% from the same period last year, primarily driven by lower expenses. Segment profit margin increased 3.5 percentage points, from 36.3% for the same period last year to 39.8% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 2.6 percentage points due to operating expenses and 1.0 percentage point due to improved gross margin.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and marketable securities totaled $617.3 million as of June 30, 2016, an increase of $48.5 million as compared to $568.8 million as of September 30, 2015. Our working capital was $376.5 million as of June 30, 2016, as compared to working capital of $360.2 million as of September 30, 2015. As of June 30, 2016, our total accumulated deficit was $1,120.2 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our cash and strong operating cash flow positions.
Cash and cash equivalents and marketable securities held by our international operations totaled $102.3 million and $164.2 million at June 30, 2016 and September 30, 2015, respectively. We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We expect to repatriate up to $250.0 million of foreign earnings previously considered indefinitely reinvested to fund the Board approved shares repurchase transaction from the Icahn Group. This one-time event does not change our ability or intent to indefinitely reinvest unremitted earnings of our foreign subsidiaries and we expect the cash held overseas will continue to be used for our international operations. We will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources and therefore do not anticipate repatriating additional funds beyond the above expectation for this one-time repurchase transaction from the Icahn Group.
In July 2016, we entered into an agreement with TouchCommerce, Inc. (“TouchCommerce”) to acquire all of the outstanding stock of TouchCommerce. The aggregate consideration for this transaction is expected to be $215.0 million. The aggregate consideration of $215.0 million is expected to include $110.0 million paid in cash and $85.0 million paid in a combination of cash and our common stock, determined by us. The remaining $20.0 million will be paid at the conclusion of an indemnity period in either cash or our common stock, at our election. We expect the acquisition to close in the fourth quarter of fiscal year 2016.
We believe our current cash and cash equivalents, marketable securities, and cash flow from operations are sufficient to meet our operating needs for at least the next twelve months.

Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2016, was $426.9 million, an increase of $91.0 million, as compared to cash provided by operating activities of $336.0 million for the nine months ended June 30, 2015. The net increase was primarily driven by the following factors:

•	An increase in cash flows of $69.7 million resulting from lower net loss, exclusive of non-cash adjustment items;

•	An increase of $76.0 million in cash flows generated by changes in working capital excluding deferred revenue; and

•
Partially offset by a decrease in cash flows of $54.7 million from deferred revenue. Deferred revenue contributed cash inflow of $62.0 million for the nine months ended June 30, 2016, as compared to $116.7 million for the nine months ended June 30, 2015. The deferred revenue growth in the nine months ended June 30, 2016 was driven primarily by our on-demand automotive business in our Mobile segment as well as growth in maintenance and support contracts.

Cash Used in Investing Activities
Cash used in investing activities for the nine months ended June 30, 2016, was $39.6 million, a decrease of $155.9 million, as compared to cash used in investing activities of $195.5 million for the nine months ended June 30, 2015. The net decrease was primarily driven by the following factors:

•	A decrease in cash outflows of $78.5 million for purchases of marketable securities and other investments;

•	A decrease in cash outflows of $53.8 million for business and technology acquisitions; and

•	An increase in cash inflows of $16.8 million from the sales and maturities of marketable securities and other investments.

Cash Used in Financing Activities
Cash used in financing activities for the nine months ended June 30, 2016, was $311.4 million, an increase of $25.9 million, as compared to cash used in financing activities of $285.5 million for the nine months ended June 30, 2015. The net increase was primarily driven by the following factors:

•	An increase in cash outflows of $500.9 million related to the Repurchase of 26.3 million shares of our common stock from the Icahn Group, inclusive of fees associated with the transaction;

•
An increase in cash outflows of $13.8 million as a result of higher cash payments required to net share settle employee equity awards, due to an increase in vesting value as a result of higher stock prices during the nine months ended June 30, 2016 as compared to the same period in the prior year;

•
An increase in net cash inflows of $151.9 million from the new convertible debt issuance net of the repayment of long-term debt. The activity during the nine months ended June 30, 2016 included proceeds of $663.8 million, net of debt issuance costs, from the issuance of our 1.0% 2035 Debentures offset by the repurchase of $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement;

•
Offset by an increase in cash inflows of $297.5 million from the new senior note debt issuance in June 2016. We issued $300.0 million aggregate principal amount of 6.000% Senior Notes due on July 1, 2024 in a private placement, net of debt issuance costs; and

•
A decrease in cash outflows of $39.6 million related to our share repurchase program. During the nine months ended June 30, 2016, we repurchased 9.4 million shares of our common stock for total cash outflows of $198.6 million, as compared to 8.6 million shares of our common stock for total cash outflows of $238.2 million during the same period in the prior year.

Debt and Credit Facilities
Short-term Related Party Note Payable
In March 2016, our Board of Directors approved a repurchase agreement with Icahn Partners LP, Icahn Partners Master Fund LP and High River Limited Partnership (collectively, the “Icahn Group”) to repurchase 26.3 million shares of our common stock from the Icahn Group at a price of $19.00 per share, for a total purchase price of $500.0 million (the “Repurchase”). At the closing of the Repurchase, we paid $375.0 million in cash and issued a promissory note in the amount of $125.0 million. The promissory note bears interest at a rate per annum equal to approximately 2.64% and has a maturity date of June 13, 2016. On April 15, 2016, we fully repaid the promissory note.
Long-term Debt
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. On October 22, 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes. The Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The Notes are our unsecured senior obligations and are guaranteed (the “Guarantees”) on an unsecured senior basis by substantially all of our direct and indirect wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the Notes. As of June 30, 2016 and September 30, 2015, the ending unamortized premium was $3.2 million and $3.8 million, respectively, and the unamortized deferred debt issuance costs were $7.8 million and $9.2 million, respectively.
6.0% Senior Notes due 2024
In June 2016, we issued $300.0 million aggregate principal amount of 6.0% Senior Notes due on July 1, 2024 (the "2024 Senior Notes") in a private placement. The proceeds from the 2024 Senior Notes were approximately $297.5 million, net of issuance costs. The 2024 Senior Notes bear interest at 6.0% per year, payable in cash semi-annually in arrears. The unamortized deferred debt issuance costs at June 30, 2016 were $2.5 million.
The 2024 Senior Notes are unsecured senior obligations and are guaranteed on an unsecured senior basis by our Subsidiary Guarantors. The 2024 Senior Notes and the guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors’ existing and future unsecured senior debt, including our obligations and those of each such Subsidiary Guarantor under our senior credit facility, and rank senior in right of payment to all of our and the Subsidiary Guarantors’ future unsecured subordinated debt. The 2024 Senior Notes and guarantees effectively rank junior to all our secured debt and that of the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the 2024 Senior Notes.
At any time before July 1, 2019, we may redeem all or a portion of the 2024 Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2024 Senior Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest to, but excluding, the redemption date. At any time on or after July 1, 2019, we may redeem all or a portion of the 2024 Senior Notes at certain redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time before July 1, 2019, we may redeem up to 35% of the aggregate outstanding principal amount of the 2024 Senior Notes with the net cash proceeds received by us from certain equity offerings at a price equal to 106% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided that the redemption occurs no later than 120 days after the closing of the related equity offering, and at least 50% of the original aggregate principal amount of the 2024 Senior Notes remains outstanding immediately thereafter.
Upon the occurrence of certain asset sales or a change in control, we must offer to repurchase the 2024 Senior Notes at a price equal to 100% in the case of an asset sale, or 101% in the case of a change of control, of the principal amount plus accrued and unpaid interest to, but excluding, the repurchase date.
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”). Total proceeds were $663.8 million, net of debt issuance costs, and we used a portion to repurchase $38.3 million in aggregate principal on our 2031 Debentures and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears, beginning on June 15, 2016. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on December 15, 2022, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.0% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.0% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the

1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 1.0% 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of June 30, 2016, the unamortized discount was $169.0 million and the ending unamortized deferred debt issuance costs were $8.6 million.
If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $27.22 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter beginning after March 31, 2016 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2016, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs. Upon repurchase we recorded an extinguishment loss of $2.4 million in other expense, net, in the accompanying consolidated statements of operations. Following the repayment, $395.5 million in aggregate principal amount of our 2031 Debentures remain outstanding. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $32.30 per share. The aggregate debt discount of $89.7 million is being amortized to interest expense using the effective interest rate method through November 2017. As of June 30, 2016 and September 30, 2015, the unamortized discount was $23.4 million and $39.1 million, respectively, and the ending unamortized deferred debt issuance costs were $1.4 million and $2.3 million, respectively. As of June 30, 2016 and September 30, 2015, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.5% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.5% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”). The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.5% per year, payable in cash semi-annually in arrears, beginning on November 1, 2015. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. The aggregate debt discount of $63.0 million is being amortized to interest expense using the effective interest rate method through November 2021. As of June 30, 2016 and September 30, 2015, the ending unamortized discount was $54.0 million and $60.5 million, respectively, and the unamortized deferred debt issuance costs were $2.0 million and $2.3 million, respectively. As of June 30, 2016 and September 30, 2015, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
In April 2016, we entered into a credit agreement that provides for a $242.5 million revolving credit line, including letters of credit (together, the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 15, 2021. As of June 30, 2016, issued letters of credit in the aggregate amount of $3.9 million were treated as issued and outstanding when calculating the borrowing availability under the Revolving Credit Facility. As of June 30, 2016, we had $238.6 million available for additional borrowing under the Revolving Credit Facility. Any amounts outstanding under the Revolving Credit Facility will bear interest, at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all assets of ours and our Subsidiary Guarantors. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. The unamortized deferred debt issuance costs at June 30, 2016 were $1.6 million.
Credit Facility
The amended and restated credit agreement, entered into on August 7, 2013, includes a term loan and a $75.0 million revolving credit agreement, inclusive of any issued letters of credit (together, the "Credit Facility"). In December 2015, we repaid the aggregate principal balance of $472.5 million on the term loan with proceeds received from the issuance of our 1.0% 2035 Debentures. We recorded a loss of $2.5 million on the extinguishment, representing the unamortized debt discount and issuance costs, in other expense, net, in the accompanying consolidated statements of operations. In connection with entering into the Revolving Credit Facility on April 15, 2016, we terminated our $75.0 million revolving credit agreement. As of September 30, 2015, the unamortized discount was $0.8 million and the ending unamortized deferred debt issuance costs were $1.8 million.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 9.4 million shares for $197.5 million during the nine months ended June 30, 2016. This includes the repurchase of 1.0 million shares repurchased from our Chief Executive Officer. Since the commencement of the program, we have repurchased 40.7 million shares for $707.5 million. Approximately $292.5 million remained available for share repurchases as of June 30, 2016 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. We expect the repurchase of shares under the program to be limited in the foreseeable future. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice.
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

Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2016	2017 and 2018	2019 and 2020	Thereafter
Convertible debentures(1)	1,335.9	—	395.5	—	940.4
Senior notes	1,350.0	—	—	1,050.0	300.0
Interest payable on long-term debt(2)	480.5	28.3	187.2	170.2	94.8
Letters of credit(3)	3.9	—	3.9	—	—
Lease obligations and other liabilities:
Operating leases	193.1	11.4	51.7	31.8	98.2
Operating leases under restructuring(4)	57.3	3.2	18.0	11.6	24.5
Purchase commitments for inventory, property and equipment(5)	9.2	9.2	—	—	—
Total contractual cash obligations	$3,429.9	$52.1	$656.3	$1,263.6	$1,457.9

(1)
Holders of the 1.5% 2035 Debentures have the right to require us to redeem the debentures on November 1, 2021, 2026, and 2031. Holders of the 1.0% 2035 Debentures have the right to require us to redeem the debentures on December 15, 2022, 2027 and 2032.

(2)
Interest per annum is due and payable semi-annually under 1.0% 2035 Debentures at a rate of 1.0%, under 2031 Debentures at a rate of 2.75%, and under 1.5% 2035 Debentures at a rate of 1.5%. Interest per annum is due and payable semi-annually on the 5.375% Senior Notes at a rate of 5.375% and 6.0% Senior Notes at a rate of 6.0%.

(3)	Letters of Credit are in place primarily to secure future operating lease payments.

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of June 30, 2016, we have subleased certain of the facilities with total sublease income of $57.5 million through fiscal year 2025.

(5)
These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

The gross liability for unrecognized tax benefits as of June 30, 2016 was $25.6 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Contingent Liabilities and Commitments
In connection with certain acquisitions, we may be required to make up to $34.1 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $7.3 million, will be recorded as compensation expense over the applicable employment period.
Off-Balance Sheet Arrangements
Through June 30, 2016, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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

Information about those accounting policies we deem to be critical to our financial reporting may be found in our audited financial statements and the notes thereto for the fiscal year ended September 30, 2015, as amended, included in our Form 8-K filed on May 11, 2016. There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended June 30, 2016.

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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2016 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The outstanding contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $196.9 million at June 30, 2016. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At June 30, 2016, we held approximately $617.3 million of cash and cash equivalents and marketable securities primarily consisting of cash and money-market funds. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $5.3 million per annum, based on the June 30, 2016 reported balances of our investment accounts.
At June 30, 2016, we had no outstanding debt exposed to variable interest rates.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of June 30, 2016, we have no security price guarantees outstanding.
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
Our debentures trade in the financial markets, and the fair value at June 30, 2016 was $398.4 million for the 2031 Debentures, based on an average of the bid and ask prices on that day. The conversion value on June 30, 2016 was approximately $230.0 million. A 10% increase in the stock price over the June 30, 2016 closing price of $15.63 would cause an estimated $0.7 million increase to the fair value and a $23.0 million increase to the conversion value of the debentures. The fair value at June 30, 2016 was $255.6 million for the 1.5% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on June 30, 2016 was approximately $213.1 million. A 10% increase in the stock price over the June 30, 2016 closing price of $15.63 would cause an estimated $10.0 million increase to the fair value and a $21.3 million increase to the conversion value of the debentures. The fair value at June 30, 2016 was $591.5 million for the 1.0% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on June 30, 2016 was approximately $466.7 million. A 10% increase in the stock price over the June 30, 2016 closing price of $15.63 would cause an estimated $27.1 million increase to the fair value and a $46.7 million increase to the conversion value of the debentures.

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
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue and bookings from international operations could increase in the future. Most of our international revenue and bookings are generated by sales in Europe and Asia. In addition, some of our products are developed outside the United States and we have a large number of employees in India that provide transcription services. We also have a large number of employees in Canada, Germany and the United Kingdom that provide professional services. A significant portion of the development of our voice recognition and natural language understanding solutions is conducted in Canada and Germany, and a significant portion of our imaging research and development is conducted in Hungary and Canada. We also have significant research and development resources in Austria, Belgium, Italy, and the United Kingdom. In addition, we are exposed to changes in foreign currencies including the euro, British pound, Brazilian real, Canadian dollar, Japanese yen, Indian rupee and Hungarian forint. Changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

•	the impact on local and global economies of the United Kingdom leaving the European Union

•	changes in foreign currency exchange rates or the lack of ability to hedge certain foreign currencies;

•	changes in a specific country's or region's economic conditions;

•	compliance with laws and regulations in many countries and any subsequent changes in such laws and regulations;

•	geopolitical turmoil, including terrorism and war;

•	trade protection measures and import or export licensing requirements imposed by the United States and/or by other countries;

•	negative consequences from changes in applicable tax laws;

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions; and

•	less effective protection of intellectual property than in the United States.

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
We currently serve our customers from our, and third party, data center hosting facilities. Any damage to, or failure of, our systems in whole or in part could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their on-demand services and adversely affect our renewal rates and our ability to attract new customers.
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
The confidentiality and security of our, and third party, information is critical to our business. Our services involve the transmission, use, and storage of customers’ and their customer’s confidential information, and a failure of our security or privacy measures or policies could have a material adverse effect on our financial operation and results of operations. These measures may be breached as a result of third-party action, through a variety of means resulting in someone obtaining unauthorized access to our or our customers’ information or our intellectual property. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security or privacy breach may:

•	cause our customers to lose confidence in our solutions;

•	harm our reputation;

•	expose us to litigation and liability; and

•	increase our expenses from potential remediation costs.
We have a history of operating losses, and may incur losses in the future, which may require us to raise additional capital on unfavorable terms.
We reported net losses of $115.0 million, $150.3 million and $115.2 million in fiscal years 2015, 2014 and 2013, respectively, and have a total accumulated deficit of $1,120.2 million as of June 30, 2016. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
As part of our business strategy, we acquire other businesses and technologies, and our ability to realize the anticipated benefits of our acquisitions will depend on successfully integrating the acquired businesses.
As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. Our prior acquisitions required, and our recently completed acquisitions continue to require, substantial integration and management efforts, and we expect future acquisitions to require similar efforts. Successfully realizing the benefits of acquisitions involves a number of risks, including:

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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2016, we had identified intangible assets of approximately $0.7 billion, net of accumulated amortization, and goodwill of approximately $3.4 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
We have grown, and may continue to grow, through acquisitions, which could dilute our existing stockholders and/or increase our debt levels.
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
We have a significant amount of debt. As of June 30, 2016, we had a total of $2,686.3 million face value of debt outstanding, $1,050.0 million of senior notes due in 2020, $300.0 million of senior notes due in 2024, and $1,335.9 million in convertible debentures. Investors may require us to redeem the 2031 Debentures, 1.5% 2035 Debentures, or 1.0% 2035 Debentures totaling $395.5 million, $263.9 million, and $676.5 million, respectively, in aggregate principal amount in November 2017, November 2021, or December 2022, respectively, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $242.5 million Revolving Credit Facility under which $3.9 million was committed to backing outstanding letters of credit issued and $238.6 million was available for borrowing. Our debt level could have important consequences, for example it could:

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
Current uncertainty in the global financial markets and the global economy may negatively affect the value of our investment portfolio.
Our investment portfolio, which primarily includes investments in money market funds, is generally subject to credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by a global financial crisis or by uncertainty surrounding the United Kingdom's exit from the European Union. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.
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

Future issuances of our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.
Future issuances of substantial amounts of our common stock, whether in the public market or through private placements, including issuances in connection with acquisition activities, or the perception that such issuances could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration or contingent consideration. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of such acquisitions. No prediction can be made as to the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 9, 2016.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	000-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	8-K	000-27038	3.1	11/13/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock	8-K	000-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-27038	3.2	8/20/2013
4.1	Indenture, dated as of June 21, 2016, among Nuance Communications, Inc., the guarantors party thereto and U.S. Bank National Association.	8-K	001-36056	4.1	6/22/2016
10.1*	2000 Stock Plan (as amended January 27, 2016)	10-Q	001-36056	10.1	5/10/2016
10.2	Revolving Credit Agreement, dated April 15, 2016	8-K	001-36056	10.1	4/19/2016
10.3	Guarantee and Collateral Agreement, dated April 15, 2016	8-K	001-36056	10.2	4/19/2016
10.4	Purchase Agreement, dated June 14, 2016, by and among Nuance Communications, Inc. and the other parties thereto	8-K	001-36056	10.1	6/17/2016
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X

* Denotes management compensatory plan or arrangement