Form 10-K
period 2016-09-30
Nuance Communications, Inc.
filed 2016-11-22
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3.9 billion based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
The number of shares of the Registrant’s Common Stock, outstanding as of October 31, 2016, was 287,789,096.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our future revenue, cost of revenue, research and development expense, selling, general and administrative expenses, amortization of intangible assets and gross margin, earnings, cash flows and liquidity; our strategy relating to our segments; the potential of future product releases; our product development plans and investments in research and development; future acquisitions and anticipated benefits from acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal year 2017 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.	Business
Overview
We are a leading provider of voice recognition and natural language understanding solutions. We work with companies around the world, from banks and hospitals to airlines, telecommunications carriers, and automotive manufacturers and suppliers, who use our solutions and technologies to create better experiences for their customers and their users by enhancing the users' interaction, increasing productivity and customer satisfaction. We offer our customers high accuracy in automated speech recognition, capabilities for natural language understanding, dialog and information management, biometric speaker authentication, text-to-speech, optical character recognition ("OCR") capabilities, and domain knowledge, along with professional services and implementation support. In addition, our solutions increasingly utilize our innovations in artificial intelligence, cognitive sciences and machine learning to create smarter, more natural experiences with technology. Using advanced analytics and algorithms, our technologies create personalized experiences and transform the way people interact with information and the technology around them. We market and sell our solutions and technologies around the world directly through a dedicated sales force, through our e-commerce website and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, distributors, hardware vendors, and telecommunications carriers.
We are a global organization steeped in research and development. We have 1,800 language scientists, developers, and engineers dedicated to continually refining our technologies and advancing our portfolio to better meet our customers’ diverse and changing needs. We have more than 45 international operating locations and a sales presence in more than 77 countries. We were incorporated under the laws of the State of Delaware in 1992 and our corporate headquarters is located in Burlington, Massachusetts, with international headquarters in Dublin, Ireland ("EMEA") and Sydney, Australia ("APAC"). In fiscal year 2016, our revenue was $1.9 billion.
Our website is located at www.nuance.com and we trade under the ticker symbol NUAN. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission ("SEC").
Our Strategy
We have large addressable vertical markets, and we focus on growth by providing industry-leading, value-add solutions for our customers and partners through a broad set of flexible technologies, solutions, and service offerings available directly and through our channel capabilities. The key elements of our strategy include:

•
Maintain global leadership in all of our major markets and solutions areas.  We have historically targeted markets where we benefit from strong technology, sales and vertical market differentiation. Today, we enjoy a prominent position in the markets we serve, where we are considered one of the leading providers of voice recognition and natural language understanding solutions. We invest considerable time and resources to ensure we maintain this position through customer satisfaction, technology leadership, deep domain experience and market specialization.

•
Maintain depth in technology, intellectual property and innovation portfolio.  We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies. We continue to strengthen our core technologies in voice and language, and expand our offerings through research and innovations in artificial intelligence, cognitive computing and machine learning.

•
Continue to expand our extensive network of global operations, distribution and services networks. We market and sell our solutions and technologies directly through a dedicated sales force, through our e-commerce website and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, distributors, hardware vendors, and telecommunications carriers. In addition, we continue to expand our presence within our markets, such as mobile operators in our Mobile segment, ambulatory markets in our Healthcare segment and new customer services channels in our Enterprise segment, and we have expanded initiatives in geographic markets such as China, Latin America and Southeast Asia.

•
Continue to expand hosting and transaction-based offerings.  We are focused on increasing our hosting and transaction-based offerings. Our hosting revenues are generated through on-demand models that typically have multi-year terms with pricing based on volume of usage, number of transactions, number of seats or number of devices. This pricing structure allows customers to use our products at a lower initial cost when compared to the sale of a perpetual license. This will enable us to deliver applications that our customers use, and pay for, on a repeat basis, providing us with the opportunity to enjoy the benefits of recurring revenue streams.

•
Maintain significant presence and customer preference in our markets.  We specialize in creating large, enterprise-class solutions that are used by many of the world’s largest companies. By combining our core technology, professional services, local presence and deep domain experience, we are able to deliver these customized offerings for our customers and partners. We have established a trusted position in numerous markets and today work with a majority of the Fortune 100 companies.

•
Strengthen financial profile with improvement in revenue, earnings per share, margin, and cash flow. We are focused on improving our financial performance, by further executing upon our formal transformation program, further evolving our business toward recurring revenue models, all of which are positioning us for increased future revenue and profitability growth. In fiscal year 2015 we initiated a formal program to focus our product investments on our growth opportunities, increase our operating efficiencies, reduce costs, and further enhance shareholder value through share buybacks. Our transformation program has delivered measurable results that can be seen in our financial performance and profitability during fiscal 2016.

Business Segments and Financial Information
We are organized into four segments: Healthcare, Mobile, Enterprise, and Imaging. See Note 19 to the consolidated financial statements for additional information about our reportable segments. We offer our solutions and technologies to our customers in a variety of ways, including hosted cloud-based solution, perpetual licenses, implementation and custom solution development services and maintenance and support. Our product revenues include embedded original equipment manufacturer ("OEM") royalties, traditional perpetual licensing, term-based licensing and consumer sales. Our hosting, royalty, term license and maintenance and support revenues are recurring in nature as our customers use our products on an ongoing basis to handle their needs in medical transcription, medical coding and compliance, enterprise customer service and mobile connected services. Our professional services offer a visible revenue stream, as we have a backlog of assignments that take time to complete.

Healthcare Segment
Our Healthcare segment is a leading provider in clinical speech and clinical language understanding solutions that drive smart, efficient decisions and increase productivity across healthcare. Our solutions and services improve the clinical documentation process - from capturing the complete patient record to improving clinical documentation and quality measures for reimbursement. We support clinical documentation workflows and electronic medical record ("EMR") adoption through our flexible offerings, including transcription services, dictation software for the EMR, diagnostics workflow, and mobile applications. These solutions increasingly leverage clinical language understanding and artificial intelligence innovations to help physicians deliver better outcomes. In addition, we continue to extend our strong hospital customer franchise into the automation and management of healthcare coding and billing processes in order to ensure timely and appropriate reimbursement. These solutions are designed to help healthcare organizations derive additional value from EMR investments and are driven by industry trends such as value-based care, Meaningful Use requirements, which is a program that awards incentives for using EMR technology to improve patient care, and government regulations related to medical codes.
Today, more than 500,000 clinicians and 10,000 healthcare facilities worldwide leverage our solutions to improve patient care and support the physician in clinical workflow from many devices. Our Healthcare segment revenues were $973.3 million, $1,000.8 million, and $1,020.4 million in fiscal years 2016, 2015 and 2014, respectively. As a percentage of total segment revenue, Healthcare segment revenues represented 49.2%, 50.6% and 51.3% in fiscal years 2016, 2015 and 2014, respectively.
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

•
Dragon Medical: Provide dictation software that empowers physicians to accurately capture and document patient care in real-time from many devices and without disrupting existing workflows. We have expanded this solution to provide clinical language understanding and cognitive intelligence that delivers real-time queries to physicians at the point of care, producing measurable clinical, financial and compliance outcomes. This software has historically been sold under a traditional perpetual software license, however it is now frequently sold as a multi-year cloud-based service.

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

•
Diagnostic solutions: Allow radiologists to easily document, collaborate, and share medical images and reports, to optimize patient care. The solutions are generally sold under a traditional perpetual license model, with accelerated transition to term-licensing and transaction-based models.

•
Dragon solutions: Provide professional and personal productivity solutions to business users and consumers with the ability to use their voice to create content, reports and other documents, as well as control their computers and laptops without the use of a keyboard or mouse. This dictation software is similar to Dragon Medical and is used in markets such as law, public safety, social services, education and accessibility. Dragon solutions are sold generally through a traditional perpetual software license model and recently we have introduced an on-demand model.

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
Areas of expansion and focus for our Healthcare segment include providing customers deeper integration with our clinical documentation solutions, investing in our cloud-based products and operations, entering new and adjacent markets such as ambulatory care, and expanding our international capabilities.
Mobile Segment
Our Mobile segment provides a broad portfolio of specialized virtual assistants and connected services built on voice recognition, text-to-speech, natural language understanding, dialog, and text input technologies. Our mobile platform includes embedded and cloud-based technologies that work together through our hybrid (connected and embedded) architecture. As consumer demands for convenience, ease-of-use, and more personalized experiences increase, companies will need to embrace the Internet of Things ("IoT"). Our technologies help leading automotive manufacturers, consumer electronic companies and mobile and cable operators provide the consistent, connected, and more human experience their customers are looking for with the devices and technology around them, including their phones, tablets, computers, autos, wearable devices, TVs, applications, and related services.
Mobile segment revenues were $377.3 million, $391.2 million, and $363.3 million in fiscal years 2016, 2015 and 2014, respectively. As a percentage of total segment revenue, the Mobile segment revenues represented 19.1%, 19.8% and 18.3% in fiscal years 2016, 2015 and 2014, respectively.
Our principal solutions for the Mobile segment include the following:

•
Automotive solutions: Provide automotive manufacturers and their suppliers intuitive, personalized, virtual assistants and connected services for cars that are safer, easier, and more enjoyable. Our deep domain experience, integration capabilities and independence make us a preferred vendor to the world’s largest automotive manufacturers and suppliers. Our automotive solutions are generally sold as on-demand models that are typically priced on a per-unit basis for multi-year service terms. We also have a worldwide professional services team to provide custom solution development services and sell our technologies through a traditional perpetual software license model, including a royalty-based model.

•
Devices solutions: Provide consumer electronic manufacturers, developers, and within the broad ecosystem around the IoT, with specialized virtual assistants, virtual keyboards and connected services. Our connected solutions are sold through on-demand models that typically have multi-year terms with pricing generally based on volume. We provide custom solution development and integration services, and sell our technologies through a traditional perpetual software license model, including a royalty-based model.

•
Mobile operator services: Provide mobile network operators value added services that assist in creating new, high-profit revenue streams from their subscribers, especially in emerging markets such as Latin American, India and Southeast Asia. Our mobile operator services are sold through on-demand models that typically have multi-year terms and a revenue share-based model.

In the Mobile segment, we utilize a direct sales force to sell to automotive manufacturers and their suppliers, device makers, and mobile operators. Direct distribution is supplemented by OEM partnerships with electronics suppliers, integrators, and content providers.
Areas of expansion and focus for our Mobile segment include: cloud and content expansion of our automotive solutions, expansion across the IoT in our device solutions, and geographic expansion of our mobile operator services.
Enterprise Segment
Our Enterprise segment is a leading provider for automated customer solutions and services worldwide. Differentiated by speech and artificial intelligence (“AI”) technologies, and complemented by our large professional services organization, our solutions help enterprises reduce or replace human contact center agents with conversational systems, across voice, mobile, web and messaging channels. Our intelligent self-service solutions are highly accurate and dependable, resulting in increased customer satisfaction levels while simultaneously reducing the costs associated with delivering customer service for the enterprise. We are transforming this business, leveraging our presence in on-premise interactive voice response ("IVR") solutions and services, and expanding into multichannel, self-service cloud solutions. Our solutions and services portfolio now spans voice, mobile, web and messaging channels, with inbound and outbound customer service and engagement, voice biometrics, and digital virtual assistant capabilities.
Enterprise segment revenues were $387.5 million, $349.3 million, and $367.1 million in fiscal years 2016, 2015 and 2014, respectively. As a percentage of total segment revenue, the Enterprise segment revenues represented 19.6%, 17.7% and 18.5% in fiscal years 2016, 2015 and 2014, respectively.
Our principal solutions for the Enterprise segment include the following:

•
On-Premise solutions and services: Provide software that is leveraged to implement automated customer service solutions that are integrated with a wide range of on-premise third-party IVR and contact center platforms. Our products and technologies include speech recognition, voice biometrics, transcription, text-to-speech, dialog and analytics. Our global professional services team leverages domain expertise to provide end-to-end services to customers and partners, including business consulting, design, development, and deployment of integrated solutions.

Our on-premise licensed products are primarily sold through a traditional perpetual software license model, and our on-premise professional services are sold under project-based and multi-year managed services contracts.

•
On-Demand multichannel cloud: Deliver a platform that provides enterprises with the ability to implement automatic customer service across inbound, outbound, and digital customer service channels in the cloud. Our on-demand multichannel cloud leverages our speech, voice biometrics, text to speech, and virtual assistant technologies, to implement intelligent, conversational self-service applications, including voice call steering and self-service, automated verification, account access, virtual chat, proactive SMS, messaging and email, and customer service for mobile device customers. In addition, the acquisition of TouchCommerce, Inc. will allow us to be able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty and improve business results. Our on-demand multichannel cloud is sold through sales models that typically have multi-year terms with pricing based on channel and/or volume of usage.

The selling models in the Enterprise segment utilize both direct and channel sales, which includes a network of partners such as Avaya, BT, Cisco, DiData, Genesys, Huawei, MoshiMoshi, NICE, Telstra, and Verint. Our customers include, American Airlines, Amtrak, Bank of America, Barclays, Dominos, Delta, Deutsche Telekom, e*trade, ING Bank, Lloyds Banking Group, T-Mobile, Telefonica, Telstra, and Vodafone.
Areas of focus and expansion for our Enterprise segment include extending our technology capabilities with intelligent self-service and AI for customer service; expansion of our on-demand multichannel cloud to international markets; sales and solution expansion for voice biometrics; and expanding our on-premise product and services portfolio.
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
Imaging segment revenues were $241.6 million, $237.7 million, and $236.3 million in fiscal years 2016, 2015 and 2014, respectively. As a percentage of total segment revenue, the Imaging segment revenues represented 12.2%, 12.0% and 11.9% in fiscal years 2016, 2015 and 2014, respectively.
Our principal solutions for the Imaging segment include the following:

•	MFP Scan automation solutions: Deliver scanning and document management solutions that improve productivity, drive efficiency and assist in enhancing security.

•	MFP Print automation solutions: Offer printing and document management solutions to capture and automate paper to digital workflows to increase efficiency.

•	PDF and OCR software: Provide intuitive technologies that enable the efficient capture, creation, and management of document workflows.
The channels for distribution in the Imaging segment include a combination of a global reseller network and direct sales. Our Imaging solutions are generally sold under a traditional perpetual software license model with a subset of our offerings sold as term licenses. Our Imaging customers and partners include Ricoh, Xerox, HP, Canon, and Samsung.
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

Research and Development/Intellectual Property
Over our history we have developed and acquired extensive technology assets, intellectual property, and industry expertise in voice recognition, natural language understanding and imaging technologies that provide us with a competitive advantage in our markets. Our technologies are based on complex algorithms that require extensive amounts of acoustic and language models, and recognition and understanding techniques. A significant investment in capital and time would be necessary to replicate our current capabilities.
We continue to invest in technologies to maintain our market-leading position and to develop new applications. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. As of September 30, 2016, we held approximately 3,650 patents and 900 patent applications. Our intellectual property is critical to our success and competitive position. We incurred research and development expenses of $271.1 million, $306.9 million, and $333.8 million in fiscal years 2016, 2015 and 2014, respectively.
Competition
The several markets in which we compete are highly competitive and are subject to rapid technology changes. There are a number of companies that develop or may develop solutions and technologies that compete in our target markets; however, currently there is no one company that directly competes with us across all of our solutions and technologies. While we expect competition to continue to increase both from existing competitors and new market entrants, we believe that we will compete effectively based on many factors, including:

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

•
International Coverage.  The international reach of our solutions and technologies is due to the broad language coverage of our offerings, including our voice recognition and natural language understanding solutions, which provide recognition for approximately 70 languages and dialects and natural-sounding synthesized speech in over 150 voices, and support a broad range of hardware platforms and operating systems. Our imaging technology supports more than 120 languages for OCR and document handling, with up to 20 screen language choices, including Asian languages.

•
Technological Superiority.  Our voice recognition, natural language understanding and imaging technologies, applications and solutions are often recognized as the most innovative and proficient in their respective categories. Our voice recognition and natural language understanding solutions have industry-leading recognition accuracy and provide a natural, voice-enabled interaction with systems, devices and applications. Our OCR technology in our Imaging segment is viewed as the most accurate in the industry. Technology publications, analyst research and independent benchmarks have consistently indicated that our solutions and technologies rank at or above performance levels of alternative solutions.

•
Broad Distribution Channels.  Our ability to address the needs of specific markets, such as financial, legal, healthcare and government, and to introduce new solutions and technologies quickly and effectively is provided by our direct sales force, our extensive global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors, and our e-commerce website.

We compete with companies such as Adobe, Google, iFlyTek, LivePerson, M*Modal, Optum and 3M. In addition, a number of smaller companies offer solutions, technologies or products that are competitive with our solutions and technologies in the voice recognition, natural language understanding, text input and imaging markets. In certain markets, some of our partners such as Avaya, Cisco, Convergys, and Genesys develop and market products and services that might be considered substitutes for our solutions and technologies. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers.
Some of our competitors or potential competitors, such as Adobe, Google, and 3M have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Employees
As of September 30, 2016, we had approximately 13,200 full-time employees, including approximately 1,200 in sales and marketing, approximately 2,700 in professional services, approximately 1,800 in research and development, approximately 700 in general and administrative and approximately 6,800 who provide transcription and editing services. Approximately 56% of our employees are based outside of the United States, approximately 58% of whom provide transcription and editing services and are based in India. None of our employees in the United States is represented by a labor union. In certain foreign subsidiaries labor unions or workers’ councils represent some of our employees. We believe that our relationships with our employees are satisfactory.
Financial Information About Geographic Areas
We have offices in a number of international locations including Australia, Austria, Belgium, Brazil, Canada, China, Germany, Hungary, India, Ireland, Italy, Japan, and the United Kingdom. The responsibilities of our international operations include research and development, healthcare transcription and editing, customer support, sales and marketing and general and administrative. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.
Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal years 2016, 2015 and 2014, 71%, 73% and 73% of revenue was generated in the United States and 29%, 27% and 27% of revenue was generated by our international customers, respectively.

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
There are a number of companies that develop or may develop products that compete in our targeted markets. The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives with limited functionality available at lower costs or free of charge. Within voice recognition and natural language understanding, we compete with Google, iFlyTek and other smaller providers. Within healthcare, we compete with M*Modal, Optum, 3M and other smaller providers. Within imaging, we compete with ABBYY and Adobe. In our enterprise business, some of our partners such as Avaya, Cisco, and Genesys develop and market products that might be considered substitutes for our solutions. In addition, a number of smaller companies in voice recognition, natural language understanding, text input and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations.
The competition in these markets could adversely affect our operating results by reducing the volume of the products we license or the prices we can charge. Some of our current or potential competitors, such as Adobe, Google and 3M, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do, and in certain cases may be able to include or combine their competitive products or technologies with other of their products or technologies in a manner whereby the competitive functionality is available at lower cost or free of charge within the larger offering. To the extent they do so, market acceptance and penetration of our products, and therefore our revenue and bookings, may be adversely affected. Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, or if we are unable to realize synergies among our acquired products and technologies, our business will suffer.
Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline.
Our revenue, bookings and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given these fluctuations, we believe that quarter to quarter comparisons of revenue, bookings and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include:

•	volume, timing and fulfillment of customer orders and receipt of royalty reports;

•	the pace of the transition to an on-demand and transactional revenue model;

•	slowing sales by our channel partners to their customers;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	contractual counterparties are unable to, or do not, meet their contractual commitments to us;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and intangible assets;

•	delayed realization of synergies resulting from our acquisitions;

•	accounts receivable that are not collectible and write-offs of excess or obsolete inventory;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.
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
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue and bookings from international operations could increase in the future. Most of our international revenue and bookings are generated by sales in Europe and Asia. In addition, some of our products are developed outside the United States and we have a large number of employees in India that provide transcription services. We also have a large number of employees in Canada, Germany and the United Kingdom that provide professional services. A significant portion of the development of our voice recognition and natural language understanding solutions is conducted in Canada and Germany, and a significant portion of our imaging research and development is conducted in Hungary and Canada. We also have significant research and development resources collectively in Austria, Belgium, Italy, and the United Kingdom. In addition, we are exposed to changes in foreign currencies including the euro, British pound, Brazilian real, Canadian dollar, Japanese yen, Indian rupee and Hungarian forint. Changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

•	the impact on local and global economies of the United Kingdom leaving the European Union;

•	changes in foreign currency exchange rates or the lack of ability to hedge certain foreign currencies;

•	changes in a specific country's or region's economic conditions;

•	compliance with laws and regulations in many countries and any subsequent changes in such laws and regulations;

•	geopolitical turmoil, including terrorism and war;

•	trade protection measures and import or export licensing requirements imposed by the United States and/or by other countries;

•	changes in applicable tax laws;

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions; and

•	less effective protection of intellectual property than in the United States.
If we are unable to attract and retain key personnel, our business could be harmed.
If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our employment relationships are generally at-will and we have had key employees leave in the past. We cannot assure you that one or more key employees will not leave in the future. We intend to continue to hire additional highly qualified personnel, including research and development and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.
Our business is subject to a variety of domestic and international laws, rules, policies and other obligations regarding data protection.
We are subject to federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable and personal health information. In many cases, these laws apply not only to transfers between third-parties, but also to transfers of information between us and our subsidiaries. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, in April 2016 the European Commission adopted the General Data Protection Regulation (“GDPR”). The GDPR has a two-year phase-in period. Complying with the GDPR and other emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in penalties or significant legal liability, and could affect our ability to retain and attract customers.
Any failure by us, our suppliers or other parties with whom we do business to comply with our privacy policy or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.
Security and privacy breaches may damage client relations and inhibit our growth.
The confidentiality and security of our, and third party, information is critical to our business. Our services involve the transmission, use, and storage of customers’ and their customer’s confidential information. A failure of our security or privacy measures or policies could have a material adverse effect on our financial operation and results of operations. These measures may be breached through a variety of means resulting in someone obtaining unauthorized access to our or our customers’ information or to our intellectual property. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security or privacy breach may:

•	cause our customers to lose confidence in our solutions;

•	harm our reputation;

•	expose us to litigation and liability; and

•	increase our expenses from potential remediation costs.
Interruptions or delays in service from data center hosting facilities could impair the delivery of our services and harm our business.
We currently serve our customers from our, third-party, data center hosting facilities, and third-party public cloud facilities. Any damage to, or failure of, the systems that serve our customers in whole or in part could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay service level agreement penalties, cause customers to terminate their on-demand services and adversely affect our renewal rates and our ability to attract new customers.

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
As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. Our prior acquisitions required, and our recently completed acquisitions continue to require, substantial integration and management efforts, and we expect future acquisitions to require similar efforts. Successfully realizing the benefits of acquisitions involves a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses;

•	potential disruption of our ongoing business and distraction of management;

•	difficulty in incorporating acquired products and technologies into our products and technologies;

•	potential difficulties in completing projects associated with in-process research and development;

•	unanticipated expenses and delays in completing acquired development projects and technology integration and upgrades;

•	management of geographically remote business units both in the United States and internationally;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	accurate projection of revenue and bookings plans of the acquired entity in the due diligence process;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business.
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
Under accounting principles generally accepted in the United States of America, we record the market value of our common stock or other form of consideration issued in connection with an acquisition as the cost of acquiring the company or business. We allocate that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and may adversely affect our operating results and cash flows:

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

Intangible assets are generally amortized over a five to fifteen year period. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2016, we had identified intangible assets of approximately $0.8 billion, net of accumulated amortization, and goodwill of approximately $3.5 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
Our strategy to increase cloud services, term licensing and transaction-based recurring revenue may adversely affect our near-term revenue growth and results of operations.
Our ongoing shift from a perpetual software license model to cloud services, term licensing and transaction-based recurring revenue models will create a recurring revenue stream that is more predictable. The transition, however, creates risks related to the timing of revenue recognition. We also incur certain expenses associated with the infrastructures and selling efforts of our hosting offerings in advance of our ability to recognize the revenues associated with these offerings, which may adversely affect our near-term reported revenues, results of operations and cash flows. A decline in renewals of recurring revenue offerings in any period may not be immediately reflected in our results for that period but may result in a decline in our revenue and results of operations in future quarters.
We have a history of operating losses, and may incur losses in the future, which may require us to raise additional capital on unfavorable terms.
We reported net losses of $12.5 million, $115.0 million and $150.3 million in fiscal years 2016, 2015 and 2014, respectively, and have a total accumulated deficit of $429.0 million as of September 30, 2016, which has been retrospectively adjusted to reflect the effect of the accounting change method of recognizing the amount paid to repurchase common shares in excess of the par value. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
If our efforts to execute our formal transformation program are not successful, our business could be harmed.
We have been executing a formal transformation program to focus our product investments on our growth opportunities, increase our operating efficiencies, reduce costs, and further enhance shareholder value through share buybacks. There can be no assurance that we will be successful in executing this transformation program or be able to realize the anticipated benefits of this program, within the expected timeframes, or at all. Additionally, if we are not successful in strategically aligning our product portfolio, we may not be able to achieve the anticipated benefits of this program. A failure to successfully reduce and re-align our costs could have an adverse effect on our revenue and on our expenses and profitability. As a result, our financial results may not meet our or the expectations of securities analysts or investors in the future and our business could be harmed.
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
During 2014, Ireland enacted changes to the taxation of certain Irish incorporated companies effective as of January 2021. On October 5, 2015, the Organization for Economic Cooperation and Development released the Final Reports for its Action Plan on Base Erosion and Profit Shifting. The implementation of one or more of these reports in jurisdictions in which we operate, together with the 2014 enactment by Ireland, could result in an increase to our effective tax rate.
The failure to successfully maintain the adequacy of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial results in an accurate and timely manner.
Under the Sarbanes-Oxley Act of 2002, we were required to develop and are required to maintain an effective system of disclosure controls and internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. In addition, our management is required to assess and certify the adequacy of our controls on a quarterly basis, and our independent auditors must attest on report on the effectiveness of our internal control over financial reporting on an annual basis. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial statements in an accurate and timely manner. Inaccurate and/or untimely financial statements could subject us to regulatory actions, civil or criminal penalties, shareholder litigation, or loss of customer confidence, which could result in an adverse reaction in the financial marketplace and ultimately could negatively impact our stock price due to a loss of investor confidence in the reliability of our financial statements.
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
We have a significant amount of debt. As of September 30, 2016, we had a total of $2,685.9 million face value of debt outstanding, which includes $1,050.0 million of senior notes due in 2020, $300.0 million of senior notes due in 2024, and $1,335.9 million in convertible debentures. Investors may require us to redeem the 2031 Debentures, 1.5% 2035 Debentures, or 1.0% 2035 Debentures, totaling $395.5 million, $263.9 million, and $676.5 million, respectively, in aggregate principal amount in November 2017, November 2021, or December 2022, respectively, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $242.5 million Revolving Credit Facility under which $4.0 million was committed to backing outstanding letters of credit issued and $238.5 million was available for borrowing at September 30, 2016. Our debt level could have important consequences, for example it could:

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
Our stock price historically has been, and may continue to be, volatile. Various factors contribute to the volatility of our stock price, including, for example, quarterly variations in our financial results, new product introductions by us or our competitors and general economic and market conditions. Sales of a substantial number of shares of our common stock by our largest stockholders, or the perception that such sales could occur, could also contribute to the volatility or our stock price. While we cannot predict the individual effect that any of these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price during any given period of time. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. Any such litigation could result in substantial costs and divert management's attention and resources.
Current uncertainty in the global financial markets and the global economy may negatively affect the value of our investment portfolio.
Our investment portfolio, which includes investments in money market funds, bank deposits and a separately managed investment portfolio, is generally subject to credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by a global financial crisis or by uncertainty surrounding the United Kingdom's exit from the European Union. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

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
Our corporate headquarters are located in Burlington, Massachusetts. As of September 30, 2016, we leased approximately 1.4 million square feet of building space, primarily in the United States, and to a lesser extent, in Europe, Canada, Japan and the Asia-Pacific regions. Larger leased sites include properties located in: Montreal, Canada; Sunnyvale, California; and Bangalore, India. In addition, we own 130,000 square feet of building space located in Melbourne, Florida.
We also include in the total square feet leased space leased in specialized data centers in Massachusetts, Texas, Washington, the United Kingdom and smaller facilities around the world.
We believe our existing facilities and equipment, which are used by all of our operating segments, are in good operating condition and are suitable for the conduct of our business.

Item 3.	Legal Proceedings
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. We have estimated the amount of probable losses that may result from all currently pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are material neither to our consolidated financial position nor results of operations and no additional material losses related to these pending matters are reasonably possible. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our results of operations or financial position. However, each of these matters is subject to uncertainties, the actual losses may prove to be larger or smaller than the accruals reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our financial position, results of operations or cash flows.

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

	Low	High
Fiscal Year 2015:
First quarter	$13.69	$16.28
Second quarter	13.20	14.60
Third quarter	13.78	18.37
Fourth quarter	14.37	18.96
Fiscal Year 2016:
First quarter	15.97	21.83
Second quarter	15.86	20.56
Third quarter	14.56	19.27
Fourth quarter	13.74	16.41

Holders
As of October 31, 2016, there were 676 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

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

Issuer Purchases of Equity Securities

On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. The plan has no expiration date. There were no repurchases under the program during the three months ended September 30, 2016.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of a number of shares equal in value to the minimum statutory income withholding tax requirements. We withhold these shares and pay the applicable withholding amounts in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.
Unregistered Sales of Equity Securities and Use of Proceeds
During the fourth quarter of fiscal year 2016, we issued 403,325 shares of our common stock to our partner in a healthcare collaboration agreement as settlement for a buy-out option and 5,749,807 shares of our common stock as consideration for our acquisition of TouchCommerce, Inc. All of the preceding shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof because the issuance did not involve a public offering.

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

	Fiscal Year Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012
Operations:
Total revenues	$1,948.9	$1,931.1	$1,923.5	$1,855.3	$1,651.5
Gross profit	1,119.4	1,102.6	1,080.9	1,091.1	1,049.1
Income (loss) from operations	138.5	54.9	(21.4)	48.5	126.2
Provision (benefit) for income taxes	14.2	34.5	(4.7)	18.6	(141.8)
Net (loss) income	$(12.5)	$(115.0)	$(150.3)	$(115.2)	$207.1
Net (Loss) Income Per Share Data:
Basic	$(0.04)	$(0.36)	$(0.47)	$(0.37)	$0.67
Diluted	$(0.04)	$(0.36)	$(0.47)	$(0.37)	$0.65
Weighted average common shares outstanding:
Basic	292.1	317.0	316.9	313.6	306.4
Diluted	292.1	317.0	316.9	313.6	320.8
Financial Position:
Cash and cash equivalents and marketable securities	$608.1	$568.8	$588.2	$846.8	$1,129.8
Total assets	5,661.5	5,511.9	5,738.2	5,854.1	5,685.4
Long-term debt, net of current portion	2,433.2	2,103.1	2,108.4	2,084.1	1,708.8
Total deferred revenue	736.2	668.2	548.1	414.6	315.1
Total stockholders’ equity	1,931.3	2,265.3	2,582.0	2,638.0	2,728.3
Selected Data and Ratios:
Working capital	$347.7	$360.2	$466.5	$529.3	$648.9
Depreciation of property and equipment	60.6	62.4	51.7	39.8	31.7
Amortization of intangible assets	170.9	168.3	170.1	168.8	155.5
Gross margin percentage	57.4%	57.1%	56.2%	58.8%	63.5%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of our business. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.
Trends in Our Business
We are a leading provider of voice recognition and natural language understanding solutions. Our solutions and technologies are used in the healthcare, mobile, consumer, enterprise customer service, and imaging markets. We are seeing several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio from speech recognition to natural language understanding, semantic processing, domain-specific reasoning, dialog management capabilities, artificial intelligence, and biometric speaker authentication.
During the first quarter of fiscal year 2016, we reorganized the organizational management and oversight of our Dragon Consumer business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense, cost of revenue and sales and marketing.

Accordingly, the segment results in prior periods have been recast to conform to the current period segment presentation. These changes had no impact on consolidated net income or cash flows in any period.
Confronted by dramatic increases in electronic information, consumers, business personnel and healthcare professionals must use a variety of resources to retrieve information, transcribe patient records, conduct transactions and perform other job-related functions. We believe that the power of our solutions can transform the way people use the Internet, telecommunications systems, electronic medical records ("EMR"), wireless and mobile networks and related corporate infrastructure to conduct business.

•
Healthcare.  Trends in our healthcare business include growing customer preference for hosted solutions and subscription-based license models and increased use of mobile devices to access healthcare systems and create clinical documentation within electronic health record systems. In addition, we experienced growing demand in bundled arrangements, combining our Dragon Medical and hosted transcription offerings. The volume processed in our hosted transcription services has continued to experience erosion as customers adopt electronic medical record systems and our Dragon Medical solutions. This decline has been partially offset by new customer wins and the increased sale of bundled arrangements of our transcription and Dragon Medical solutions. We have also experienced some decline in our licensed Dragon Medical product sales as customers shift toward Dragon Medical cloud and subscription offerings, and we expect these trends to continue into fiscal year 2017. These cloud offerings are enabling the expansion of our Dragon Medical solutions to include new clinical language understanding and artificial intelligence innovations, providing real time queries to the physician at the point of care. We believe an important trend in the healthcare market is the desire to improve efficiency in the coding and revenue cycle management process. Our solutions reduce costs by increasing automation of this important workflow and also enable hospitals to improve documentation used to support billings. The industry’s recent shift in international classification of diseases ("ICD") from ICD-9 to ICD-10, together with evolving reimbursement reform that is increasingly focused on clinical outcomes, has increased the complexity of the clinical documentation and coding processes. This recent shift is reinforcing our customers’ desire for improved efficiency. We are investing to expand our product set to address the various opportunities, including deeper integration with our clinical documentation solutions; investing in our cloud-based products and operations; entering new and adjacent markets such as ambulatory care; and expanding our international capabilities.

•
Mobile.  Trends in our mobile business include automotive OEMs differentiating using voice and content to provide an enhanced experience for drivers; consumer electronics companies and cable operators competing to develop virtual assistant technologies for the home; geographic expansion of our mobile operator services; and, the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, and third-party applications. The more powerful capabilities within automobiles and mobile devices require us to supply a broader portfolio of specialized virtual assistants and connected services providing voice recognition, content integration, text-to-speech, and natural language understanding capabilities. Within given levels of our technology set, we have seen growth opportunities limited by the consolidation of the handset market to a small number of customers as well as increased competition in voice recognition and natural language solutions and services sold to OEMs. We continue to see demand involving the sale and delivery of both software and non-software related services, as well as products to help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional perpetual licensing of our Mobile products and solutions. Although this has a negative impact on near-term revenue, we believe this model will build more predictable revenues over time. We are investing in the expansion of the cloud capabilities and content of our automotive solutions; machine learning technologies, expansion across the IoT in our devices solutions; and go-to market strategies with mobile operators.

•
Enterprise.  Trends in our enterprise business include increasing interest in the use of mobile applications and web sites to access customer care systems and records, voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. In addition, for large enterprise businesses around the world, customer service interactions are accelerating toward more pervasive digital engagement across web, mobile and social platforms. In order to acquire and retain customers, enterprises need to be able to provide a customer service experience when and how the customer desires. This is creating a growing market opportunity for our enterprise business, and with the acquisition of TouchCommerce, Inc., which closed during the fourth quarter of fiscal year 2016, we will be able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty and improve business results. In fiscal year 2016, revenues and bookings from on-demand solutions continued to increase, as a growing proportion of customers choose our cloud-based solutions for call center, web and mobile customer care solutions. We expect these trends to continue in fiscal year 2017. We are investing to extend our technology capabilities with intelligent self-service and artificial intelligence for customer service; expand our on-demand multichannel cloud to international markets; expand our sales and solutions for voice biometrics; and expand our on-premise product and services portfolio.

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

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of these key financial metrics is as follows:
For the fiscal year ended September 30, 2016, as compared to the fiscal year ended September 30, 2015:

•	Total revenue increased by $17.8 million to $1,948.9 million;

•	Net loss decreased by $102.6 million to a loss of $12.5 million;

•	Gross margins increased by 0.3 percentage points to 57.4%;

•	Operating margins increased by 4.3 percentage points to 7.1%;

•	Cash provided by operating activities for the fiscal year ended September 30, 2016 was $565.8 million, an increase of $78.2 million from the prior fiscal year.
As of September 30, 2016, as compared to September 30, 2015:

•	Total deferred revenue increased 10.2% to $736.1 million driven by growth in our on-demand automotive business in our Mobile segment as well as growth in maintenance and support contracts.

In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics as of and for the year ended September 30, 2016, as compared to the same period in 2015, is as follows:

•	Net new bookings increased 3.6% from one year ago to $1.5 billion. The net new booking growth was led by our Healthcare and Enterprise segments.
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

•
Segment recurring revenue represented 69.7% and 66.4% of total segment revenue in fiscal years 2016 and 2015, respectively. Segment recurring revenue represents the sum of recurring product and licensing, on-demand, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements;

•
Annualized line run-rate in our healthcare on-demand solutions decreased 9.0% from one year ago to approximately 4.8 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Estimated three-year value of total on-demand contracts increased 6.0% from one year ago to approximately $2.4 billion. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on assumptions used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Product and licensing	$669.2	$696.3	$711.0	(3.9)%	(2.1)%
Professional services and hosting	955.3	919.5	910.9	3.9%	0.9%
Maintenance and support	324.3	315.4	301.5	2.8%	4.6%
Total Revenues	$1,948.9	$1,931.1	$1,923.5	0.9%	0.4%
United States	$1,385.3	$1,407.3	$1,408.2	(1.6)%	(0.1)%
International	563.6	523.9	515.2	7.6%	1.7%
Total Revenues	$1,948.9	$1,931.1	$1,923.5	0.9%	0.4%

Fiscal Year 2016 Compared with Fiscal Year 2015
The geographic split for fiscal year 2016 was 71% of total revenue in the United States and 29% internationally, as compared to 73% of total revenue in the United States and 27% internationally for the same period last year.
Fiscal Year 2015 Compared with Fiscal Year 2014
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
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Product and licensing revenue	$669.2	$696.3	$711.0	(3.9)%	(2.1)%
As a percentage of total revenues	34.3%	36.1%	37.0%

Fiscal Year 2016 Compared with Fiscal Year 2015
The decrease in product and licensing revenue consisted of a $26.2 million decrease in our Mobile segment and a $24.1 million decrease in our Healthcare segment, partially offset by a $13.7 million increase in our Enterprise segment and a $9.6 million increase in our Imaging segment. The revenue decrease in our Mobile business was driven by a decline in handset revenues resulting from deterioration in mature markets, partially offset by revenue growth in our automotive business. The revenue decrease in our Healthcare segment was mainly driven by lower revenues from our licensed Dragon Medical product sales as we transition from perpetual to cloud and subscription models. These decreases were partially offset with higher license sales primarily related to our on-premise solutions within our Enterprise segment and our print management and capture products within our Imaging segment.

As a percentage of total revenue, product and licensing revenue decreased from 36.1% to 34.3% for the year ended September 30, 2016. This decrease was primarily driven by our recent acquisitions which have a higher proportion of professional services and hosting revenue as well as continued transition from perpetual licensing model to term-licensing model, which is recognized over time, and to cloud and subscription models.

Fiscal Year 2015 Compared with Fiscal Year 2014
The decrease in product and licensing revenue consisted of a $25.5 million decrease in our Healthcare business, partially offset by a $12.6 million increase in our Mobile business. The decrease in Healthcare revenue was driven primarily by a $14.5 million decrease in Dragon solutions sales and lower license sales of our clinical documentation solutions as we continue to see a shift toward a term-licensing model. Within our Mobile business, license sales in our automotive business increased $25.2 million, partially offset by a $10.2 million decrease in our handset solutions as the device market continues to consolidate.
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

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Professional services and hosting revenue	$955.3	$919.5	$910.9	3.9%	0.9%
As a percentage of total revenues	49.0%	47.6%	47.4%

Fiscal Year 2016 Compared with Fiscal Year 2015
The increase in professional services and hosting revenue was driven by a $20.8 million increase in hosting revenue and a $15.1 million increase in professional services revenue. In our hosting business, Mobile hosting revenue grew $21.9 million primarily driven by continued trend toward cloud-based services in our automotive and devices solutions. Enterprise hosting revenue increased $19.7 million. These increases were partially offset by a $20.8 million decrease in the Healthcare hosting revenue as we continue to experience erosion in our transcription services owed in part to the growing penetration of our Dragon Medical cloud and subscription offerings. In our professional services business, the revenue increase was driven primarily by a $13.6 million increase in our Healthcare segment driven by a recent acquisition.

Fiscal Year 2015 Compared with Fiscal Year 2014
The increase in professional services and hosting revenue was driven by a $19.3 million increase in hosting revenue offset by a $10.7 million decrease in professional services revenue. In our hosting business, Mobile on-demand revenue grew $21.2 million driven by a continued trend toward cloud services in our automotive and devices solutions, as well as a recent acquisition in our mobile operator services. Enterprise on-demand revenue grew $7.3 million. These increases were offset by a $9.2 million decrease in Healthcare hosting revenue as we continue to experience some volume erosion in our transcription solutions. In our professional services business, Enterprise professional services revenue decreased $20.2 million driven by lower professional services from our on-premise solutions, partially offset by a $10.5 million increase in Healthcare professional services driven by our CDI and coding solutions.
As a percentage of total revenue, professional services and hosting revenue increased from 47.3% for the year ended September 30, 2014 to 47.6% for the year ended September 30, 2015. This increase was driven by our recent acquisitions which have a higher proportion of professional services and hosting revenue. The increase also includes the continuing shift toward on-demand and hosting services in our Mobile segment and Enterprise segment.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Maintenance and support revenue	$324.3	$315.4	$301.5	2.8%	4.6%
As a percentage of total revenues	16.6%	16.3%	15.7%

Fiscal Year 2016 Compared with Fiscal Year 2015
The increase in maintenance and support revenue was driven primarily by maintenance renewals in our Imaging segment and prior year license sales in our Healthcare segment, partially offset by a decline in maintenance renewals in our Mobile segment.

Fiscal Year 2015 Compared with Fiscal Year 2014
The increase in maintenance and support revenue was driven by strong maintenance renewals, including an increase of $11.1 million in Healthcare maintenance and support revenue and an increase of $5.9 million in Imaging maintenance and support revenue.
COSTS AND EXPENSES

Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Cost of product and licensing revenue	$86.4	$91.8	$97.6	(5.9)%	(5.9)%
As a percentage of product and licensing revenue	12.9%	13.2%	13.7%

Fiscal Year 2016 Compared with Fiscal Year 2015
The decrease in cost of product and licensing revenue was primarily driven by lower costs in our Mobile and Healthcare segments. Gross margins increased 0.3 percentage points, primarily driven by higher revenues from higher margin license products in our Enterprise and Imaging segments.

Fiscal Year 2015 Compared to Fiscal Year 2014
This decrease in cost of product and licensing revenue was primarily driven by a $3.4 million decrease in costs within our Imaging segment. Gross margins increased 0.5 percentage points, primarily driven by higher revenues from higher margin license products in our Mobile business.
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

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Cost of professional services and hosting revenue	$626.2	$618.6	$631.7	1.2%	(2.1)%
As a percentage of professional services and hosting revenue	65.5%	67.3%	69.3%

Fiscal Year 2016 Compared with Fiscal Year 2015
The increase in cost of professional services and hosting revenue was primarily driven by higher professional services compensation expense in our Healthcare segment and higher hosting services expenses in our Enterprise segment driven by recent acquisitions. These increases were partially offset by a reduction in medical transcription expense and Mobile cloud-based services expenses as a result of our cost-savings initiatives including our on-going efforts to move costs and activities to lower-cost countries. Gross margins increased 1.7 percentage points primarily driven by margin expansion in our cloud-based services within our Mobile segment, partially offset by higher professional services revenue in our Healthcare segment which carries a lower gross margin.
Fiscal Year 2015 Compared with Fiscal Year 2014
The decrease in cost of professional services and hosting revenue was due to a $8.4 million and a $8.1 million reduction in costs in our Enterprise and Healthcare segments, respectively, driven by lower compensation related expense and our on-going efforts to move costs to lower-cost countries during the fiscal year. These decreases were partially offset by a $3.2 million increase in costs within our Mobile business driven by investment in our connected services infrastructure. Gross margins improved 2.1 percentage points primarily driven by our cost-savings initiatives including the impact from our on-going efforts to move costs to lower-cost countries in our Healthcare business as well as higher revenues from higher margin hosting services in our Mobile business.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Cost of maintenance and support revenue	$54.1	$54.4	$52.3	(0.6)%	4.0%
As a percentage of maintenance and support revenue	16.7%	17.3%	17.3%

Fiscal Year 2016 Compared with Fiscal Year 2015
The decrease in cost of maintenance and support revenue was primarily driven by lower compensation related expense. Gross margins increased 0.6 percentage points primarily driven by higher maintenance and support revenue in our Healthcare and Imaging segments.
Fiscal Year 2015 Compared with Fiscal Year 2014
The increase in cost of maintenance and support revenue was related to an acquisition in our Imaging segment that was completed during the fourth quarter of fiscal year 2014. Gross margins were flat.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Research and development expense	$271.1	$306.9	$333.8	(11.7)%	(8.1)%
As a percentage of total revenues	13.9%	15.9%	17.4%

Fiscal Year 2016 Compared with Fiscal Year 2015
The decrease in research and development expense was primarily attributable to a reduction of $26.7 million in total compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including our restructuring plans executed during the period and our on-going efforts to move costs and activities to lower-cost countries during the fiscal year.

Fiscal Year 2015 Compared with Fiscal Year 2014
The decrease in research and development expense was primarily attributable to a reduction of $17.2 million in costs associated with the expiration of collaboration agreements. In addition, compensation costs, including stock-based compensation, decreased $6.5 million as we benefited from our cost-savings initiatives including the impact from our restructuring plan executed during the third quarter of fiscal year 2015 and our on-going efforts to move costs to lower-cost countries during the fiscal year.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Sales and marketing expense	$390.9	$410.9	$424.5	(4.9)%	(3.2)%
As a percentage of total revenues	20.1%	21.3%	22.1%

Fiscal Year 2016 Compared with Fiscal Year 2015
The decrease in sales and marketing expense was primarily attributable to a $6.1 million decrease in marketing and channel program spending, a $4.6 million decrease in travel related expenses, and a $3.8 million decrease in total compensation costs, including stock-based compensation expense, as we benefited from our cost-saving initiatives including our restructuring plans executed during the period. In addition, sales and marketing expense decreased $4.0 million as a result of the conclusion of exclusive commercialization rights under a collaboration agreement during the second quarter of fiscal year 2016.
Fiscal Year 2015 Compared with Fiscal Year 2014
The decrease in sales and marketing expense was primarily attributable to a $19.7 million decrease in marketing and channel program spending and a $3.1 million decrease in stock-based compensation expense driven by lower headcount. These decreases were partially offset by an increase of $8.0 million in expense for exclusive commercialization rights under a collaboration agreement.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
General and administrative expense	$168.5	$187.3	$191.3	(10.0)%	(2.1)%
As a percentage of total revenues	8.6%	9.7%	9.9%

Fiscal Year 2016 Compared with Fiscal Year 2015
The decrease in general and administrative expense was primarily attributable to a $15.8 million decrease in total compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including the impact from our restructuring plans executed during the period as well as our on-going efforts to move costs and activities to lower-cost countries during the fiscal year.
Fiscal Year 2015 Compared with Fiscal Year 2014
The decrease in general and administrative expense was primarily attributable to a $9.5 million decrease in compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including the impact from our restructuring plan executed during the third quarter of fiscal year 2015 as well as our on-going efforts to move costs to lower-cost countries during the fiscal year. The decrease in expense was partially offset by a $5.8 million increase in consulting and professional services fees.

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

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Cost of revenue	$62.9	$63.6	$61.0	(1.1)%	4.3%
Operating expense	108.0	104.6	109.1	3.3%	(4.1)%
Total amortization expense	$170.9	$168.3	$170.1	1.5%	(1.1)%
As a percentage of total revenues	8.8%	8.7%	8.8%
Fiscal Year 2016 Compared with Fiscal Year 2015
Amortization of intangible assets expense for fiscal year 2016 increased $2.6 million, as compared to fiscal year 2015. The increase was primarily attributable to acquired customer relationship assets from recent acquisitions.
Based on our balance of amortizable intangible assets as of September 30, 2016, and assuming no impairment or change in useful lives, we expect amortization of intangible assets for fiscal year 2017 to be approximately $164.0 million.
Fiscal Year 2015 Compared with Fiscal Year 2014
Amortization of intangible assets expense for fiscal year 2015 decreased $1.8 million, as compared to fiscal year 2014. The decrease in amortization of intangible assets during fiscal year 2015 was primarily attributable to certain intangible assets becoming fully amortized in the period, partially offset by an increase in amortization attributable to acquired patent and technology assets during fiscal year 2015.
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

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Transition and integration costs	$6.1	$10.1	$25.3	(39.6)%	(60.1)%
Professional service fees	10.9	8.4	9.9	29.8%	(15.2)%
Acquisition-related adjustments	0.2	(4.1)	(11.0)	(104.9)%	(62.7)%
Total Acquisition-related costs, net	$17.2	$14.4	$24.2	19.4%	(40.5)%
As a percentage of total revenue	0.9%	0.7%	1.3%

Fiscal Year 2016 Compared with Fiscal Year 2015
Transition and integration costs, net for fiscal year 2016 decreased $4.0 million as compared to fiscal year 2015. Fiscal year 2015 transition and integration costs included $6.1 million of contingent payments that were accounted for as compensation expense. Acquisition-related adjustments for fiscal year 2015 was income of $4.1 million, which included fair value adjustment for contingent acquisition payments and other items related to acquisitions for which the measurement period has ended.

Fiscal Year 2015 Compared with Fiscal Year 2014
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

Restructuring and other charges, net by component and segment for fiscal years 2016, 2015 and 2014 are as follows (dollars in thousands):

	Personnel	Facilities	Total Restructuring	Other Charges	Total
Fiscal Year 2016
Healthcare	$3,531	$1,398	$4,929	$—	$4,929
Mobile	5,837	1,557	7,394	(486)	6,908
Enterprise	1,214	2,782	3,996	—	3,996
Imaging	284	478	762	—	762
Corporate	2,267	5,391	7,658	971	8,629
Total fiscal year 2016	$13,133	$11,606	$24,739	$485	$25,224

Fiscal Year 2015
Healthcare	$452	$636	$1,088	$—	$1,088
Mobile	2,960	2,863	5,823	3,322	9,145
Enterprise	1,144	95	1,239	—	1,239
Imaging	2,047	1,814	3,861	—	3,861
Corporate	1,868	4,168	6,036	2,300	8,336
Total fiscal year 2015	$8,471	$9,576	$18,047	$5,622	$23,669

Fiscal Year 2014
Healthcare	$2,357	$11	$2,368	$(78)	$2,290
Mobile	1,447	622	2,069	—	2,069
Enterprise	5,557	—	5,557	—	5,557
Imaging	2,733	107	2,840	—	2,840
Corporate	1,224	2,463	3,687	3,000	6,687
Total fiscal year 2014	$13,318	$3,203	$16,521	$2,922	$19,443
Fiscal Year 2016
For fiscal year 2016, we recorded restructuring charges of $24.7 million. The restructuring charges included $13.1 million for severance related to the reduction of approximately 452 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included an $11.6 million charge for the closure of certain excess facility space. We expect that the remaining severance payments of $2.7 million will be substantially paid by the end of fiscal year 2017. We expect that the remaining payments of $11.1 million for the closure of excess facility space will be paid through fiscal year 2025, in accordance with the terms of the applicable leases.

In addition, during fiscal year 2016, we have recorded certain other charges that totaled $0.5 million for litigation contingency reserves.
Fiscal Year 2015
For fiscal year 2015, we recorded restructuring charges of $18.0 million, which included $8.5 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes as well as the reduction of approximately 60 employees that eliminated duplicative positions resulting from acquisitions in fiscal year 2014. The restructuring charges also included $9.6 million charge for the closure of certain excess facility space, including facilities acquired from acquisitions.
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
Other Expense, Net
Other expense, net consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other expense, net, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Interest income	$4.4	$2.6	$2.3	69.2%	13.0%
Interest expense	(132.7)	(118.6)	(132.7)	11.9%	(10.6)%
Other expense, net	(8.5)	(19.5)	(3.3)	(56.4)%	490.9%
Total other expense, net	$(136.8)	$(135.4)	$(133.7)
As a percentage of total revenue	7.0%	7.0%	6.9%

Fiscal Year 2016 Compared with Fiscal Year 2015
Interest expense for fiscal year 2016 increased $14.1 million, as compared to fiscal year 2015, primarily driven by the issuance of the $676.5 million 1.00% convertible senior debentures in the first quarter of fiscal year 2016. Other expense, net for fiscal year 2016 decreased $11.0 million primarily due to a $17.7 million loss on extinguishment of debt resulting from the partial exchange of our 2031 debentures in the third quarter of fiscal year 2015.
Fiscal Year 2015 Compared with Fiscal Year 2014
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
Provision (Benefit) for Income Taxes
The following table shows the provision (benefit) for income taxes and the effective income tax rate (dollars in millions):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Provision (benefit) for income taxes	$14.2	$34.5	$(4.7)	(58.9)%	(838.5)%
Effective income tax rate	816.4%	(42.9)%	3.0%

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
Fiscal Year 2016 Compared with Fiscal Year 2015
Our effective income tax rate was approximately 816.4% in fiscal year 2016, compared to approximately (42.9)% in fiscal year 2015. Provision for income taxes decreased $20.3 million in fiscal year 2016 as compared to fiscal year 2015 due to our subsidiaries in Ireland, and a $22.1 million release of domestic valuation allowance as a result of tax benefits recorded in connection with our acquisitions during the period for which a deferred tax liability was established in purchase accounting.
The Board approved an agreement with the Icahn Group to repurchase 26.3 million shares of our common stock, for a total purchase price of $500.0 million (the “Repurchase”), which was funded with domestic and foreign cash. As a result of the repatriation, we have recorded a $0.7 million increase to our provision for income taxes, net of benefit from the use of U.S. Federal net operating losses and credit carryforwards.
Fiscal Year 2015 Compared with Fiscal Year 2014
Our effective income tax rate was approximately (42.9)% in fiscal year 2015, compared to approximately 3.0% in fiscal year 2014. Provision for income taxes increased $39.2 million in fiscal year 2015 as compared to fiscal year 2014 due to a non-recurring release of domestic valuation allowance totaling $31.2 million recorded in fiscal year 2014 in connection with our recording of acquired deferred tax liabilities established in purchase accounting. In addition, our mix of pre-tax income in each year impacts our provision for income taxes.
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
During the first quarter of fiscal year 2016, we reorganized the organizational management and oversight of our Dragon Consumer business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense, cost of revenue and sales and marketing. Accordingly, the segment results in prior periods have been recast to conform to the current period segment reporting presentation.

The following table presents segment results (dollars in millions):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
Segment Revenues(a)
Healthcare	$973.3	$1,000.8	$1,020.4	(2.7)%	(1.9)%
Mobile	377.3	391.2	363.3	(3.6)%	7.7%
Enterprise	387.5	349.3	367.1	10.9%	(4.8)%
Imaging	241.6	237.7	236.3	1.6%	0.6%
Total segment revenues	$1,979.6	$1,979.1	$1,987.1	—%	(0.4)%
Less: acquisition related revenue adjustments	(30.7)	(47.9)	(63.6)	(36.0)%	(24.7)%
Total revenues	$1,948.9	$1,931.1	$1,923.5	0.9%	0.4%
Segment Profit
Healthcare	$313.5	$343.4	$346.6	(8.7)%	(0.9)%
Mobile	133.4	108.2	73.0	23.2%	48.2%
Enterprise	130.0	94.4	91.0	37.8%	3.7%
Imaging	100.8	89.3	89.1	12.9%	0.3%
Total segment profit	$677.6	$635.3	$599.7	6.7%	5.9%
Segment Profit Margin
Healthcare	32.2%	34.3%	34.0%	(2.1)	0.3
Mobile	35.4%	27.7%	20.1%	7.7	7.6
Enterprise	33.5%	27.0%	24.8%	6.5	2.2
Imaging	41.7%	37.6%	37.7%	4.2	(0.1)
Total segment profit margin	34.2%	32.1%	30.2%	2.1	1.9

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues

Fiscal Year 2016 Compared with Fiscal Year 2015

•
Healthcare segment revenues decreased $27.5 million for the year ended September 30, 2016, as compared to the year ended September 30, 2015. Product and licensing revenues decreased $24.8 million driven by lower revenues from our licensed Dragon Medical product sales as we transition from perpetual to cloud and subscription models. Professional services and hosting revenues decreased $8.4 million primarily driven by a decrease of $21.7 million in hosting revenues as we continue to experience some erosion of revenue in our transcription services owed in part to the growing penetration of our Dragon Medical cloud and subscription offerings, partially offset by an increase of $13.2 million in professional services primarily from a recent acquisition. Maintenance and support revenues increased $5.8 million driven by prior year license sales.

•
Mobile segment revenues decreased $14.0 million for the year ended September 30, 2016, as compared to the year ended September 30, 2015. Product and licensing revenues decreased $25.5 million and maintenance and support revenue decreased $5.0 million, owing to a decline in handset revenues from deterioration in mature markets, partially offset by the growth in recurring product and licensing revenue in our automotive business. Professional services and hosting revenues increased $16.5 million driven primarily by a continued trend toward cloud-based services in our automotive and devices solutions.

•
Enterprise segment revenues increased $38.1 million for the year ended September 30, 2016, as compared to the year ended September 30, 2015. Professional services and hosting revenues increased $23.3 million driven by higher on-demand revenue. Product and licensing revenues increased $14.0 million with strong on-premise solutions sales during the period.

•
Imaging segment revenues increased $3.8 million for the year ended September 30, 2016, as compared to the year ended September 30, 2015, primarily driven by strong growth in our print management and capture products, partially offset by lower imaging desktop consumer product sales.

Fiscal Year 2015 Compared with Fiscal Year 2014

•
Healthcare segment revenues decreased $19.6 million for the year ended September 30, 2015, as compared to the year ended September 30, 2014. Maintenance and support revenue increased $11.1 million driven by strong renewals in Dragon Medical. Product and licensing revenue decreased $29.7 million driven by lower revenue from our Dragon Medical solutions as we continue to see a shift toward a term-licensing model and decreased sales from Dragon desktop consumer solutions. Professional services and hosting revenue decreased $1.0 million primarily driven by an increase of $7.3 million in professional services from both of our CDI and coding solutions and Diagnostic solutions, offset by a $8.3 million decrease in hosting revenue as we continue to experience some erosion of revenue in our transcription services.

•
Mobile segment revenues increased $27.9 million for the year ended September 30, 2015, as compared to the year ended September 30, 2014. Professional services and hosting revenue increased $18.7 million driven primarily by growth in our mobile connected services. Product and licensing revenue increased $12.6 million driven by sales increase of automotive business. Maintenance and support revenue decreased $3.4 million resulting from a decrease in sales of our embedded licenses as the device market continues to consolidate.

•
Enterprise segment revenues decreased $17.8 million for the year ended September 30, 2015, as compared to the year ended September 30, 2014. Professional services and hosting revenues decreased $17.5 million driven by lower sales in customer care on-premise implementations which has been challenged by customers' growing preference for on-demand implementation.

•
Imaging segment revenues increased $1.4 million for the year ended September 30, 2015, as compared to the year ended September 30, 2014, primarily driven by revenues from a recent acquisition, partially offset by continued declines in our desktop product sales.

Segment Profit

Fiscal Year 2016 Compared with Fiscal Year 2015

•
Healthcare segment profit for the year ended September 30, 2016 decreased 8.7% from the same period last year, primarily driven by lower gross profit. Segment profit margin decreased 2.1 percentage points, from 34.3% for the same period last year to 32.2% during the current period. The decrease in segment profit margin was primarily driven by lower gross margins of 2.0 percentage points due to a shift in mix towards a higher percentage of professional services revenue.

•
Mobile segment profit for the year ended September 30, 2016 increased 23.2% from the same period last year, primarily driven by lower expenses. Segment profit margin increased 7.7 percentage points, from 27.7% for the same period last year to 35.4% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 6.4 percentage points due to lower operating expenses and a 1.3 percentage points improvement in gross margin driven by margin expansion in our cloud-based services.

•
Enterprise segment profit for the year ended September 30, 2016 increased 37.8% from the same period last year, primarily driven by increased gross profit. Segment profit margin increased 6.5 percentage points, from 27.0% for the same period last year to 33.5% in the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 3.7 percentage points due to lower operating expenses and a 2.9 percentage point improvement in gross margin due to improved operational efficiencies within our professional services and hosting services.

•
Imaging segment profit for the year ended September 30, 2016 increased 12.9% from the same period last year, primarily driven by lower expenses and increased gross profit. Segment profit margin increased 4.2 percentage points, from 37.6% for the same period last year to of 41.7% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 3.0 percentage points due to operating expenses and 1.2 percentage points due to improved gross margin.

Fiscal Year 2015 Compared with Fiscal Year 2014

•
Healthcare segment profit for the year ended September 30, 2015 decreased 0.9% from the same period last year, primarily driven by increased research and development. Segment profit margin increased 0.3 percentage points, from 34.0% for the same period last year to 34.3% during the current period. The increase in segment profit margin was primarily driven by a 1.0 percentage point margin improvement resulting from lower sales and marketing expense offset by a decrease of 0.7 percentage points in margin due to increased research and development spending driven by incremental costs associated with a collaboration agreement.

•
Mobile segment profit for the year ended September 30, 2015 increased 48.2% from the same period last year, primarily driven by increased revenues and lower operating expenses. Segment profit margin increased 7.6 percentage points, from 20.1% for the same period last year to 27.7% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 3.7 percentage points related to decreased research and development spending, 1.9 percentage points related to lower sales and marketing expenses, and 1.8 percentage points in gross margin improvement.

•
Enterprise segment profit for the year ended September 30, 2015 increased 3.7% from the same period last year, driven by lower operating expense partially offset by impact from lower revenues. Segment profit margin increased 2.2 percentage points, from 24.8% for the same period last year to 27.0% in the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 0.9 percentage point due to higher segment gross margins, 0.9 percentage point due to lower sales and marketing expenses and 0.4 percentage point due to decreased research and development spending.

•
Imaging segment profit for the year ended September 30, 2015 increased 0.3% from the same period last year, driven by improved gross profit partially offset by higher sales and marketing expenses. Segment profit margin decreased 0.1 percentage point, from 37.7% for the same period last year to of 37.6% during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities totaled $608.1 million as of September 30, 2016, an increase of $39.3 million as compared to $568.8 million as of September 30, 2015. Our working capital was $347.7 million as of September 30, 2016 compared to $360.2 million of working capital as of September 30, 2015. As of September 30, 2016, our total accumulated deficit was $429.0 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our cash and strong operating cash flow positions.
Cash and cash equivalents and marketable securities held by our international operations totaled $116.5 million and $164.2 million at September 30, 2016 and 2015, respectively. We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We have authorized the repatriation of $250.0 million foreign earnings previously considered indefinitely reinvested to fund the Board approved share repurchase transaction from the Icahn Group, of which $189.0 million was repatriated in fiscal year 2016 and $61.0 million remains available for repatriation in the future. This one-time event does not change our ability or intent to indefinitely reinvest unremitted earnings of our foreign subsidiaries and we expect the cash held overseas will continue to be used for our international operations. We will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources and therefore do not anticipate repatriating additional funds beyond the above expectation for this one-time repurchase transaction from the Icahn Group.
As we begin fiscal year 2017, our plans incorporate the use of $100.0 million in cash to repurchase shares of our common stock and $100.0 million in cash to repurchase or call outstanding debt securities. Our actual actions will depend upon various factors, foremost among them being our share price, interest rates, organic and inorganic investment opportunities, and our cash flow generation.
We believe our current cash and cash equivalents, marketable securities, and cash flow from operations are sufficient to meet our operating needs for at least the next twelve months.

Cash provided by operating activities
Fiscal Year 2016 Compared with Fiscal Year 2015
Cash provided by operating activities for fiscal year 2016 was $565.8 million, an increase of $78.2 million, or 16%, as compared to cash provided by operating activities of $487.6 million for fiscal year 2015. The net increase was primarily driven by the following factors:

•	An increase of $56.2 million in cash flows resulting from a lower net loss, exclusive of non-cash adjustment items;

•	An increase of $95.4 million in cash flows generated by changes in working capital excluding deferred revenue; and

•
Partially offset by a decrease in cash inflows of $73.4 million from deferred revenue. Deferred revenue contributed cash inflow of $61.7 million in fiscal year 2016, as compared to $135.2 million in fiscal year 2015. The deferred revenue growth in fiscal year 2016 was driven primarily by our on-demand automotive business in our Mobile segment as well as growth in maintenance and support contracts.

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

Cash used in investing activities
Fiscal Year 2016 Compared with Fiscal Year 2015
Cash used in investing activities for fiscal year 2016 was $263.0 million, an increase of $56.9 million, or 28%, as compared to cash used in investing activities of $206.1 million for fiscal year 2015. The net increase was primarily driven by the following factors:

•	An increase in cash outflows of $89.5 million for business and technology acquisitions; and

•	Partially offset by a decrease in cash outflows of $31.1 million for purchases of marketable securities and other investments.
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

Cash used in financing activities
Fiscal Year 2016 Compared with Fiscal Year 2015
Cash used in financing activities for fiscal year 2016 was $305.1 million, a decrease of $36.1 million, or 11%, as compared to cash used in financing activities of $341.2 million for fiscal year 2015. The net decrease was primarily driven by the following factors:

•
An increase in cash inflows of $297.0 million from the new senior note debt issuance in June 2016. We issued $300.0 million aggregate principal amount of 6.000% Senior Notes due on July 1, 2024 in a private placement, net of issuance costs;

•
An increase in net cash inflows of $151.9 million from the new convertible debt issuance net of the repayment of long-term debt. The fiscal year 2016 activity included proceeds of $663.8 million, net of issuance costs, from the issuance of our 1.0% 2035 Debentures offset by the repurchase of $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) and repayment of the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The fiscal year 2015 activity included extinguishment on part of our 2031 Debentures for $256.2 million in exchange for $263.9 million of our new 1.5% 2035 Debentures;

•
A decrease in cash outflows of $99.7 million related to our share repurchase program. We repurchased 9.4 million shares of our common stock for total cash outflows of $198.6 million in fiscal year 2016 as compared to 19.8 million shares of our common stock for total cash outflows of $298.3 million in fiscal year 2015;

•
Partially offset by an increase in cash outflows of $500.9 million related to the repurchase of 26.3 million shares of our common stock from the Icahn Group, inclusive of fees associated with the transaction; and

•
An increase in cash outflows of $11.1 million as a result of higher cash payments required to net share settle employee equity awards due to an increase in the intrinsic value of shares vested during fiscal year 2016 as compared to fiscal year 2015.

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

•
An increase in cash outflows of $6.0 million for the payment of long-term debt. The fiscal year 2015 activity included extinguishment on part of our 2031 Debentures for $256.2 million in exchange for $263.9 million of our 1.5% 2035 Debentures. The fiscal year 2014 activity included the redemption of the 2027 Debentures for $250.0 million; and

•	Offset by an increase in cash inflows of $253.2 million from the issuance of the 1.5% 2035 Debentures, net of issuance costs in fiscal year 2015.
Debt and Credit Facilities
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. The net proceeds were approximately $689.1 million, net of issuance costs, and bear interest at 5.375% per year, payable in cash semi-annually in arrears. On October 22, 2012, we issued, in a private placement, an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes due 2020 (collectively the "Notes"). The Notes were issued pursuant to the indenture agreement dated August 14, 2012, relating to our existing $700.0 million aggregate principal amount of 5.375% Senior Notes due in 2020. Total proceeds received, net of issuance costs, were $351.7 million.
The Notes are our unsecured senior obligations and are guaranteed (the “Guarantees”) on an unsecured senior basis by certain of our domestic subsidiaries, (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the Notes.
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
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”). Total proceeds were $663.8 million, net of issuance costs, and we used a portion to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears, beginning on June 15, 2016. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on December 15, 2022, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.0% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.0% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
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
If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $27.22 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter beginning after March 31, 2016 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2016, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
On October 24, 2011, we sold $690.0 million of 2.75% Convertible Debentures due in 2031 in a private placement. Total proceeds, net of issuance costs, were $676.1 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 2031 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. At issuance, we allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2017.
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our 1.5% 2035 Debentures. Upon repurchase we recorded an extinguishment loss of $17.7 million in other expense, net, in the accompanying consolidated statements of operations. In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. Upon repurchase we recorded an extinguishment loss of $2.4 million in other expense, net, in the accompanying consolidated statements of operations. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs. Following this activity, $395.5 million in aggregate principal amount of our 2031 Debentures remain outstanding. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through November 2017.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-

day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2031 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2016 and 2015, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. Total proceeds, net of issuance costs, were $253.2 million. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears, beginning on November 1, 2015. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on November 1, 2021, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.5% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.5% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 1.5% 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021.
If converted, the principal amount of the 1.5% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $23.26 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to May 1, 2035, on any date during any fiscal quarter beginning after September 30, 2015 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.5% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.5% 2035 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2035. Additionally, we may redeem the 1.5% 2035 Debentures, in whole or in part, on or after November 5, 2021 for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.5% 2035 Debentures held by such holder on November 1, 2021, November 1, 2026, or November 1, 2031 at par plus accrued and unpaid interest. Upon repurchase, we will pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election, with the exception that we may not elect to pay cash in lieu of more than 80% of the number of our common shares we would be obligated to deliver. If we undergo a fundamental change (as described in the indenture for the 1.5% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2016 and 2015, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.

Revolving Credit Facility
In April 2016, we entered into a credit agreement that provides for a $242.5 million revolving credit line, including letters of credit (together, the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 15, 2021. As of September 30, 2016, issued letters of credit in the aggregate amount of $4.0 million were treated as issued and outstanding when calculating the borrowing availability under the Revolving Credit Facility. As of September 30, 2016, we had $238.5 million available for additional borrowing under the Revolving Credit Facility. Any amounts outstanding under the Revolving Credit Facility will bear interest, at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all assets of ours and our Subsidiary Guarantors. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default.
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
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 9.4 million shares for $197.5 million during the fiscal year ended September 30, 2016 under the program. These shares were retired upon repurchase. Since the commencement of the program, we have repurchased 40.7 million shares for $707.5 million, including 1.0 million shares repurchased from our Chief Executive Officer in fiscal year 2016. Approximately $292.5 million remained available for share repurchases as of September 30, 2016 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.
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
During fiscal year 2016, we changed our method of recognizing the amount paid to repurchase common shares in excess of the par value. Historically we allocated any excess of cost over par value between accumulated deficit and additional paid-in capital. Under our new method of accounting, we recognize any excess of cost over par value in additional paid-in capital. The resulting reclassification is not considered material as there is no impact to total shareholders’ equity and only represents a reclassification between individual equity line items. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of this accounting change. The cumulative effect of the change on additional paid-in capital as of September 30, 2016, 2015, 2014 and 2013 was a decrease of approximately $672.7 million, $333.8 million, $229.0 million and $218.2 million, respectively, with an offsetting adjustment to accumulated deficit.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Contractual Obligations
The following table outlines our contractual payment obligations as of September 30, 2016 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2017	2018 and 2019	2020 and 2021	Thereafter
Convertible Debentures(1)	1,335.9	—	395.5	—	940.4
Senior Notes	1,350.0	—	—	1,050.0	300.0
Interest payable on long-term debt(2)	452.2	96.4	175.8	113.9	66.1
Letter of Credit(3)	4.0	3.1	0.9	—	—
Lease obligations and other liabilities:
Operating leases	172.0	23.7	36.7	26.9	84.7
Operating leases under restructuring(4)	57.6	10.4	15.8	11.3	20.1
Purchase commitments for inventory, property and equipment(5)	5.1	5.1	—	—	—
Total contractual cash obligations	$3,376.8	$138.7	$624.7	$1,202.1	$1,411.3

(1)
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

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of September 30, 2016, we have subleased certain of the facilities with total sublease income of $58.1 million through fiscal year 2025.

(5)
These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

The gross liability for unrecognized tax benefits as of September 30, 2016 was $27.3 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Contingent Liabilities and Commitments
In connection with certain acquisitions, we may agree to make contingent cash payments to the selling shareholders of the acquired companies as deferred acquisition consideration or upon the achievement of specified objectives. As of September 30, 2016, we may be required to make up to $20.1 million of deferred acquisition consideration upon the conclusion of an indemnity period in November 2017. As of September 30, 2016, we may be required to make up to $17.2 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $20.5 million as of September 30, 2016, are recorded as compensation expense over the applicable employment period.

Financial Instruments
We use financial instruments to manage our foreign exchange risk. We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At September 30, 2016 and 2015, we had outstanding contracts with a total notional value of $215.2 million and $138.5 million, respectively.
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in other expense, net in our consolidated statements of operations. We have no outstanding shares subject to security price guarantees at September 30, 2016. During the years ended September 30, 2015 and 2014, we recorded $0.2 million and $4.4 million, respectively, of losses associated with these contracts and we paid cash totaling $0.3 million and $5.3 million, respectively, upon the settlement of the agreements.
Pension Plans
We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $0.1 million, $0.3 million and $0.2 million for fiscal years 2016, 2015 and 2014, respectively. The aggregate projected benefit obligation and aggregate net liability of our defined benefit plans as of September 30, 2016 was $32.1 million and $8.2 million, respectively, and as of September 30, 2015 was $35.5 million and $7.3 million, respectively.
Off-Balance Sheet Arrangements
Through September 30, 2016, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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

The sale and/or license of software solutions and technology is deemed to have occurred when a customer either has taken possession of or has access to take immediate possession of the software or technology. In select situations, we sell or license intellectual property in conjunction with, or in place of, embedding our intellectual property in software. We also have non-software arrangements including hosting services where the customer does not take possession of the software at the outset of the arrangement either because they have no contractual right to do so or because significant penalties preclude them from doing so. Generally we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectability is probable.

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

We offer some of our products via a Software-as-a-Service ("SaaS") model also known as a hosted model. In this type of arrangement, we are compensated in three ways: (1) fees for up-front set-up of the service environment (2) fees charged on a usage or per transaction basis, and (3) fees charged for on-demand service. Our up-front set-up fees are nonrefundable. We recognize the up-front set-up fees ratably over the longer of the contract lives, or the expected lives of the customer relationships. The usage-based or per transaction fees are due and payable as each individual transaction is processed through the hosted service and is recognized as revenue in the period the services are provided. The on-demand service fees are recognized ratably over our estimate of the useful life of devices on which the hosted service is provided.

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

While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For adjustments to provisional amounts that are identified during the purchase price allocation period, we recognize the adjustment in the reporting period in which the adjustment amounts are determined. Subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from software license sales, support agreements, consulting contracts, hosting services, other customer contracts and acquired developed technologies and patents;

•	expected costs to develop in-process research and development projects into commercially viable products and the estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

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
Goodwill, Intangible and Other Long-Lived Assets and Impairment Assessments. We have significant long-lived tangible and intangible assets, including goodwill with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant finite-lived tangible and intangible assets are customer relationships, licensed technology, patents and core technology, completed technology, fixed assets and trade names. All finite-lived intangible assets are amortized over the estimated economic lives of the assets, generally using the straight-line method except where the pattern of the expected economic benefit is readily identifiable, primarily customer relationship intangibles, whereby amortization follows that pattern. The values of intangible assets determined in connection with a business combination, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment based on a comparison of the fair value of our reporting units to their recorded carrying values. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss and is only performed if the carrying value exceeds the fair value of the reporting unit. Our annual impairment assessment date is July 1 of each fiscal year. As of July 1, 2016 we had six reporting units based on the level of information provided to, and review thereof, by our segment management. We continuously evaluate our operating segments and one level below our operating segments to determine the correct reporting units for our goodwill impairment testing. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.
We determine fair values for each of the reporting units based on consideration of the income approach, the market comparable approach and the market transaction approach. For purposes of the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future after-tax cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit, which we believe are consistent with other market participants. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 9.5% to 14.5%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparable entities is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.
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
As of our annual impairment assessment date for fiscal year 2016, our estimated fair values of our reporting units exceeded their carrying values and we concluded, based on the first step of the process, that there was no impairment of goodwill. The fair value substantially exceeded the carrying value by more than 120% for each of our reporting units, with the exception of our Mobile and Dragon Consumer ("DNS") reporting units. The fair value exceeded the carrying value of our Mobile reporting unit by approximately 18%. Goodwill allocated to our Mobile reporting unit is approximately $1.1 billion as of July 1, 2016 and September 30, 2016. Our Mobile reporting unit, specifically our handset business, has experienced a decline in fair value as a result of weakening handset revenues from a deterioration in mature markets. The operating plans and projections, which are the basis for the reporting unit fair value, anticipate these weakening conditions for the handset business and include continued revenue growth from cloud-based services in our automotive business and revenue from TV solutions and IoT are expected to offset this weakness in handset revenue over time. The fair value exceeded the carrying value of our DNS reporting unit by approximately 15%. Goodwill allocated to our DNS reporting unit is approximately $66.8 million as of July 1, 2016 and September 30, 2016. Our DNS reporting unit has experienced a decline in fair value as a result of a weakening revenue stream from sales of our dictation software to business users and consumers due to an overall weakness in desktop software sales. The operating plans and projections, which are the basis for the reporting unit fair value, anticipate these weakening conditions.
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

As of September 30, 2016, we have $110.2 million of valuation allowances recorded against all U.S. deferred tax assets and certain foreign deferred tax assets. If we are subsequently able to utilize all or a portion of the deferred tax assets for which the remaining valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

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
RECENTLY ADOPTED ACCOUNTING STANDARDS
In fiscal year 2016, we early adopted, and retroactively implemented Accounting Standards Update ("ASU") No. 2015-17, "Balance Sheet Classification of Deferred Taxes." Under this new guidance, we are required to present deferred tax assets and deferred tax liabilities, and any related valuation allowances, as noncurrent on our consolidated balance sheet. The cumulative effect of the change as of September 30, 2015 on current and long-term deferred tax assets was a decrease of approximately $57.3 million and $0.4 million, respectively, with an offsetting adjustment to long-term deferred tax liabilities, and had no impact on our shareholders' equity, results of operations or cash flows. Current deferred tax assets were included in prepaid expenses and other current assets and long-term deferred tax assets were included in other assets within our consolidated balance sheet.
In fiscal year 2016, we implemented ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under this new guidance, we are required to change the criteria for determining which disposals can be presented as discontinued operations and requires enhanced disclosures. The implementation had no impact on our consolidated financial statements.
In fiscal year 2016, we early adopted, and retroactively implemented ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Under this new guidance, we are required to present debt issuance costs as a direct deduction from the related debt liability on our consolidated balance sheet. The cumulative effect of the change as of September 30, 2015 on other assets was a decrease of approximately $15.7 million with an offsetting adjustment to long-term portion of debt, and had no impact on our shareholders' equity, results of operations or cash flows.
In fiscal year 2016, we early adopted ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). The amendments in the ASU 2015-16 require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and set forth new disclosure requirements related to the adjustments. The implementation had no impact on our consolidated financial statements.
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
In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASC 2016-15"), which provides guidance on the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The standard requires the use of a retrospective approach to all periods presented, but may be applied prospectively if retrospective application would be impracticable. ASU 2016-15 is effective for us in the first quarter of fiscal year 2019, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of fiscal year 2018, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements.
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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2016 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The outstanding contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $215.2 million at September 30, 2016. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At September 30, 2016, we held approximately $608.1 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $4.6 million per annum, based on the September 30, 2016 reported balances of our investment accounts.
At September 30, 2016, we had no outstanding debt exposed to variable interest rates.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of September 30, 2016, we have no security price guarantees outstanding.
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

Our debentures trade in the financial markets, and the fair value at September 30, 2016 was $398.2 million for the 2031 Debentures, based on an average of the bid and ask prices on that day. The conversion value on September 30, 2016 was approximately $177.6 million. A 10% increase in the stock price over the September 30, 2016 closing price of $14.50 would cause an estimated $0.6 million increase to the fair value and a $17.8 million increase to the conversion value of the debentures. The fair value at September 30, 2016 was $247.7 million for the 1.5% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on September 30, 2016 was approximately $164.5 million. A 10% increase in the stock price over the September 30, 2016 closing price of $14.50 would cause an estimated $8.8 million increase to the fair value and a $16.4 million increase to the conversion value of the debentures.The fair value at September 30, 2016 was $589.6 million for the 1.0% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on September 30, 2016 was approximately $360.2 million. A 10% increase in the stock price over the September 30, 2016 closing price of $14.50 would cause an estimated $18.9 million increase to the fair value and a $36.0 million increase to the conversion value of the debentures.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 18 to the consolidated financial statements, the Company has elected to change its method to present deferred tax assets and deferred tax liabilities, and any related valuation allowances, as noncurrent on its consolidated balance sheet as of September 30, 2016 and 2015 due to the early adoption of Accounting Standards Update ("ASU") No. 2015-17, "Balance Sheet Classification of Deferred Taxes."

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company has elected to change its method of recognizing the amount paid to repurchase common shares in excess of the par value on its consolidated balance sheet as of September 30, 2016 and 2015. Historically the Company allocated any excess of cost over par value between accumulated deficit and additional paid-in capital. Under the new method of accounting, the Company recognize any excess of cost over par value in additional paid-in capital. The resulting reclassification is not considered material as there is no impact to total shareholders’ equity and only represents a reclassification between individual equity line items.
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company has elected to change its method to present deferred debt issuance costs as a direct deduction from the carrying amount of that debt liability on its consolidated balance sheet as of September 30, 2016 and 2015 due to the early adoption of Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuance Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TouchCommerce, Inc., which was acquired on August 16, 2016, and which is included in the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. TouchCommerce, Inc. constituted 0.3% and 0.4% of total assets and net assets, respectively, as of September 30, 2016, and 0.3% and 21.7% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of TouchCommerce, Inc. because of the timing of the acquisition which was completed on August 16, 2016. Our audit of internal control over financial reporting of Nuance Communications, Inc. also did not include an evaluation of the internal control over financial reporting of TouchCommerce, Inc.
In our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2016 and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 22, 2016

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues:
Product and licensing	$669,227	$696,290	$710,988
Professional services and hosting	955,329	919,479	910,916
Maintenance and support	324,347	315,367	301,547
Total revenues	1,948,903	1,931,136	1,923,451
Cost of revenues:
Product and licensing	86,379	91,839	97,550
Professional services and hosting	626,168	618,633	631,689
Maintenance and support	54,077	54,424	52,278
Amortization of intangible assets	62,876	63,646	60,989
Total cost of revenues	829,500	828,542	842,506
Gross profit	1,119,403	1,102,594	1,080,945
Operating expenses:
Research and development	271,130	306,867	333,775
Sales and marketing	390,866	410,877	424,530
General and administrative	168,473	187,263	191,279
Amortization of intangible assets	108,021	104,630	109,063
Acquisition-related costs, net	17,166	14,379	24,218
Restructuring and other charges, net	25,224	23,669	19,443
Total operating expenses	980,880	1,047,685	1,102,308
Income (loss) from operations	138,523	54,909	(21,363)
Other income (expense):
Interest income	4,438	2,635	2,345
Interest expense	(132,732)	(118,564)	(132,675)
Other expense, net	(8,490)	(19,452)	(3,327)
Income (loss) before income taxes	1,739	(80,472)	(155,020)
Provision (benefit) for income taxes	14,197	34,538	(4,677)
Net loss	$(12,458)	$(115,010)	$(150,343)
Net loss per share:
Basic	$(0.04)	$(0.36)	$(0.47)
Diluted	$(0.04)	$(0.36)	$(0.47)
Weighted average common shares outstanding:
Basic	292,129	317,028	316,936
Diluted	292,129	317,028	316,936

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Net loss	$(12,458)	$(115,010)	$(150,343)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,421	(89,844)	(27,639)
Pension adjustments	(1,741)	(3,041)	(3,189)
Unrealized gain (loss) on marketable securities	131	(45)	—
Total other comprehensive income (loss), net	811	(92,930)	(30,828)
Comprehensive loss	$(11,647)	$(207,940)	$(181,171)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$481,620	$479,449
Marketable securities	98,840	57,237
Accounts receivable, less allowances for doubtful accounts of $11,038 and $9,184	380,004	373,162
Prepaid expenses and other current assets	78,126	76,777
Total current assets	1,038,590	986,625
Marketable securities	27,632	32,099
Land, building and equipment, net	185,169	186,007
Goodwill	3,508,879	3,378,334
Intangible assets, net	762,220	796,285
Other assets	138,980	132,559
Total assets	$5,661,470	$5,511,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,834
Contingent and deferred acquisition payments	9,468	15,651
Accounts payable	94,599	56,581
Accrued expenses and other current liabilities	237,659	224,609
Deferred revenue	349,173	324,709
Total current liabilities	690,899	626,384
Long-term portion of debt	2,433,152	2,103,079
Deferred revenue, net of current portion	386,960	343,452
Deferred tax liabilities	115,435	104,782
Other liabilities	103,694	68,960
Total liabilities	3,730,140	3,246,657
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 291,384 and 313,531 shares issued and 287,633 and 309,781 shares outstanding, respectively	291	314
Additional paid-in capital (as adjusted)	2,492,992	2,815,244
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(116,134)	(116,945)
Accumulated deficit (as adjusted)	(429,031)	(416,573)
Total stockholders’ equity	1,931,330	2,265,252
Total liabilities and stockholders’ equity	$5,661,470	$5,511,909
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2013 (as adjusted)	319,365	$319	$2,798,890	3,751	$(16,788)	$6,813	$(151,220)	$2,638,014
Issuance of common stock under employee stock plans	9,339	9	22,643					22,652
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,678)	(1)	(40,993)					(40,994)
Stock-based compensation			166,224					166,224
Repurchase and retirement of common stock (as adjusted)	(1,639)	(2)	(26,481)					(26,483)
Issuance of common stock in connection with acquisitions and collaboration agreements	234	—	3,750					3,750
Net loss							(150,343)	(150,343)
Other comprehensive loss						(30,828)		(30,828)
Balance at September 30, 2014 (as adjusted)	324,621	325	2,924,033	3,751	(16,788)	(24,015)	(301,563)	2,581,992
Issuance of common stock under employee stock plans	12,322	12	25,764					25,776
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(3,917)	(4)	(59,904)					(59,908)
Stock-based compensation			175,714					175,714
Repurchase and retirement of common stock (as adjusted)	(19,783)	(19)	(299,190)					(299,209)
Issuance of common stock in connection with acquisitions	288	—	4,469					4,469
Equity portion of convertible debt issuance/retirement, net of tax effect			44,358					44,358
Net loss							(115,010)	(115,010)
Other comprehensive loss						(92,930)		(92,930)
Balance at September 30, 2015 (as adjusted)	313,531	314	2,815,244	3,751	(16,788)	(116,945)	(416,573)	2,265,252
Issuance of common stock under employee stock plans	11,131	11	16,839					16,850
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(3,619)	(4)	(68,666)					(68,670)
Stock-based compensation			162,884					162,884
Repurchase and retirement of common stock	(35,753)	(36)	(698,658)					(698,694)
Net issuance of common stock in connection with acquisitions and collaboration agreements	6,094	6	89,785					89,791
Equity portion of convertible debt issuance/retirement, net of tax effect			175,564					175,564
Net loss							(12,458)	(12,458)
Other comprehensive income						811		811
Balance at September 30, 2016	291,384	$291	$2,492,992	3,751	$(16,788)	$(116,134)	$(429,031)	$1,931,330
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities
Net loss	$(12,458)	$(115,010)	$(150,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	231,474	230,645	221,776
Stock-based compensation	163,828	176,776	192,964
Non-cash interest expense	47,105	29,378	36,719
Deferred tax (benefit) provision	(12,014)	16,690	(22,172)
Loss on extinguishment of debt	4,851	17,714	—
Other	(575)	9,843	(7,726)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	25,450	41,657	(39,502)
Prepaid expenses and other assets	(9,645)	(3,931)	(396)
Accounts payable	38,206	(3,218)	(28,617)
Accrued expenses and other liabilities	27,826	(48,118)	13,617
Deferred revenue	61,747	135,151	141,827
Net cash provided by operating activities	565,795	487,577	358,147
Cash flows from investing activities
Capital expenditures	(54,883)	(58,039)	(60,287)
Payments for business and technology acquisitions, net of cash acquired	(172,763)	(83,278)	(253,000)
Purchases of marketable securities and other investments	(117,640)	(148,697)	(62,639)
Proceeds from sales and maturities of marketable securities and other investments	82,285	83,867	64,975
Net cash used in investing activities	(263,001)	(206,147)	(310,951)
Cash flows from financing activities
Payments of debt	(511,844)	(261,051)	(255,038)
Proceeds from issuance of long-term debt, net of issuance costs	959,358	253,224	—
Payments for repurchase of common stock	(699,472)	(298,279)	(26,483)
Net payments on other long-term liabilities	(1,371)	(3,003)	(2,890)
Payments for settlement of other share-based derivatives, net	—	(340)	(5,286)
Proceeds from issuance of common stock from employee stock plans	16,850	25,776	22,652
Cash used to net share settle employee equity awards	(68,636)	(57,560)	(40,121)
Net cash used in financing activities	(305,115)	(341,233)	(307,166)
Effects of exchange rate changes on cash and cash equivalents	4,492	(7,978)	(918)
Net increase (decrease) in cash and cash equivalents	2,171	(67,781)	(260,888)
Cash and cash equivalents at beginning of year	479,449	547,230	808,118
Cash and cash equivalents at end of year	$481,620	$479,449	$547,230

See accompanying notes.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
Nuance Communications, Inc. (“we,” “Nuance,” or “the Company”) is a leading provider of voice recognition and natural language understanding solutions. We work with companies around the world, from banks and hospitals to airlines, telecommunications carriers, and automotive manufacturers and suppliers, who use our solutions and technologies to create better experiences for their customers and their users by enhancing the users' experience, increasing productivity and customer satisfaction. We offer our customers high accuracy in automated speech recognition, capabilities for natural language understanding, dialog and information management, biometric speaker authentication, text-to-speech, optical character recognition capabilities, and domain knowledge, along with professional services and implementation support. Using advanced analytics and algorithms, our technologies create personalized experiences and transform the way people interact with information and the technology around them. We market and sell our solutions and technologies around the world directly through a dedicated sales force, through our e-commerce website and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, distributors, hardware vendors, and telecommunications carriers.
We operate in four reportable segments: Healthcare, Mobile, Enterprise, and Imaging. See Note 19 for a description of each of these segments. We have completed several business acquisitions during the three years ended September 30, 2016, including TouchCommerce, Inc. ("TouchCommerce") on August 16, 2016 and numerous immaterial acquisitions. The results of operations from these acquired businesses have been included in our consolidated financial statements from their respective acquisition dates. See Note 3 for additional disclosure related to these acquisitions.
We have evaluated subsequent events from September 30, 2016 through the date of the issuance of these consolidated financial statements and have determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

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

Recasting of Prior Period Financial Information and Change in Accounting Policy
During the first quarter of fiscal year 2016, we reorganized the organizational management and oversight of our Dragon Consumer business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense, cost of revenue, and sales and marketing. Accordingly, the segment results in prior periods have been recast to conform to the current period segment presentation. These changes had no impact on consolidated net income or cash flows in any period.
During fiscal year 2016, we changed our method of recognizing the amount paid to repurchase common shares in excess of the par value. Historically we allocated any excess of cost over par value between accumulated deficit and additional paid-in capital. Under our new method of accounting, we recognize any excess of cost over par value in additional paid-in capital. The resulting reclassification is not considered material as there is no impact to total shareholders’ equity and only represents a reclassification between individual equity line items. Accordingly, the financial data for all periods presented has been

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retrospectively adjusted to reflect the effect of this accounting change. The cumulative effect of the change on additional paid-in capital as of September 30, 2016, 2015, 2014 and 2013 was a decrease of approximately $672.7 million, $333.8 million, $229.0 million and $218.2 million, respectively, with an offsetting adjustment to accumulated deficit.
Revenue Recognition
We derive revenue from the following sources: (1) software license agreements, including royalty and other usage-based arrangements, (2) professional services, (3) hosting services and (4) post-contract customer support ("PCS"). Our hosting services are generally provided through on-demand, usage-based or per transaction fee arrangements. Generally, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectability is probable. Our revenue recognition policies for these revenue streams are discussed below.

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

We offer some of our products via a Software-as-a-Service ("SaaS") model also known as a hosted model. In this type of arrangement, we are compensated in three ways: (1) fees for up-front set-up of the service environment (2) fees charged on a usage or per transaction basis, and (3) fees charged for on-demand service. Our up-front set-up fees are nonrefundable. We recognize the up-front set-up fees ratably over the longer of the contract lives or the expected lives of the customer relationships. The usage-based or per transaction fees are due and payable as each individual transaction is processed through the hosted service and is recognized as revenue in the period the services are provided. The on-demand service fees are recognized ratably over our estimate of the useful life of devices on which the hosted service is provided.

We enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including software licenses, PCS, professional services, and our hosting services. In such

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For adjustments to provisional amounts that are identified during the purchase price allocation period, we recognize the adjustment in the reporting period in which the adjustment amounts are determined. Subsequent to the purchase price allocation period, any

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.

Goodwill and Long-Lived Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment based on a comparison of the fair value of our reporting units to their recorded carrying values. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss and is only performed if the carrying value exceeds the fair value of the reporting unit. Our annual impairment assessment date is July 1 of each fiscal year. As of July 1, 2016 we had six reporting units based on the level of information provided to, and review thereof, by our segment management. We continuously evaluate our operating segments and one level below our operating segments to determine the correct reporting units for our goodwill impairment testing.

We determine fair values for each of the reporting units based on consideration of the income approach, the market comparable approach and the market transaction approach. For purposes of the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future after-tax cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit, which we believe are consistent with other market participants. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 9.5% to 14.5%. For purposes of the market approach, we use a valuation technique in which values are derived based on market prices of comparable publicly traded companies. We also use a market based valuation technique in which values are determined based on relevant observable information generated by market transactions involving comparable businesses. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.
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
As of our annual impairment assessment date for fiscal year 2016, our estimated fair values of our reporting units exceeded their carrying values and we concluded, based on the first step of the process, that there was no impairment of goodwill. The fair value substantially exceeded the carrying value by more than 120% for each of our reporting units, with the exception of our Mobile and Dragon Consumer ("DNS") reporting units. The fair value exceeded the carrying value of our Mobile reporting unit by approximately 18%. Goodwill allocated to our Mobile reporting unit is approximately $1.1 billion as of July 1, 2016 and September 30, 2016. Our Mobile reporting unit, specifically our handset business, has experienced a decline in fair value as a result of weakening handset revenues from a deterioration in mature markets. The operating plans and projections, which are the basis for the reporting unit fair value, anticipate these weakening conditions for the handset business and include continued revenue growth from cloud-based services in our automotive business and revenue from TV solutions and IoT are expected to offset this weakness in handset revenue. The fair value exceeded the carrying value of our DNS reporting unit by approximately 15%. Goodwill allocated to our DNS reporting unit is approximately $66.8 million as of July 1, 2016 and September 30, 2016. Our DNS reporting unit has experienced a decline in fair value as a result of a weakening revenue stream from sales of our dictation software to business users and consumers due to an overall weakness in desktop software sales. The operating plans and projections, which are the basis for the reporting unit fair value, anticipate these weakening conditions.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. In addition, each reporting period we evaluate the estimated remaining useful life of acquired and licensed intangible assets, as well as land, buildings and equipment, to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. We assess the recoverability of the asset or asset group based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the assets plus net proceeds expected from disposition of the assets, if any, are less than the carrying value of the assets. If an asset or asset group is deemed to be impaired, the amount of the impairment loss, if any, represents the excess of the asset or asset group’s carrying value compared to its estimated fair value.
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
Marketable Securities and Minority Investments
Marketable Securities:  Marketable securities consist of time deposits and high-quality corporate debt instruments with stated maturities of more than 90 days. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. As of September 30, 2016, the total cost basis of our marketable securities was $126.5 million.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowances for Sales Returns:  We maintain an allowance for sales returns from customers for which we have the ability to estimate returns based on historical experience. The returns allowance is recorded as a reduction in revenue and accounts receivable at the time the related revenue is recorded. Receivables are written off against the allowance in the period the return is received.
For the years ended September 30, 2016, 2015 and 2014, the activity related to accounts receivable allowances was as follows (dollars in thousands):

	Allowance for Doubtful Accounts	Allowance for Sales Returns
Balance at September 30, 2013	$8,529	$5,660
Bad debt provision	3,917	—
Write-offs, net of recoveries	(955)	—
Revenue adjustments, net	—	4,268
Balance at September 30, 2014	11,491	9,928
Bad debt provisions	3,397	—
Write-offs, net of recoveries	(5,704)	—
Revenue adjustments, net	—	(1,756)
Balance at September 30, 2015	9,184	8,172
Bad debt provisions	3,103	—
Write-offs, net of recoveries	(1,249)	—
Revenue adjustments, net	—	(616)
Balance at September 30, 2016	$11,038	$7,556
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
Inventories, net of allowances, consisted of the following (dollars in thousands):

	September 30, 2016	September 30, 2015
Components and parts	$9,994	$6,850
Finished products	1,648	2,144
Total Inventories	$11,642	$8,994

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Collaboration Agreements
Healthcare Collaboration Agreement
We have a collaboration agreement with a large healthcare provider and under the terms of the agreement we have been reimbursed for certain research and development costs related to specified product development projects with the objective of commercializing the resulting products. All intellectual property derived from these research and development efforts will be owned by us. Upon product introduction, we will pay royalties to this party based on the actual sales. During fiscal year 2016, the party could elect to continue with the arrangement, receiving royalties on future sales, or receive a buy-out payment from us and forgo future royalties. Royalties paid to this party upon commercialization of any products from these development efforts will be recorded as a reduction to revenue. The buy-out payment is calculated based on a number of factors including the net cash flows received and paid by the parties, as well as a minimum return on those net cash flows. As of September 30, 2015 and September 30, 2014, we expected our partner to elect to receive a buy-out at the option date and recorded $3.9 million and $2.6 million, respectively, as research and development expenses in our consolidated financial statements. In fiscal year 2016, our partner elected to receive the buy-out option and we issued 403,325 shares of our common stock to our partner as settlement for the $6.5 million buy-out option.
Intellectual Property Collaboration Agreements
We entered into collaboration agreements in order to gain access to a third party’s extensive speech recognition technology, natural language technology, and semantic processing technology. Depending on the agreement, some or all intellectual property derived from these collaborations will be jointly owned by the two parties. For the majority of the developed intellectual property, we will have sole rights to commercialize such intellectual property for periods ranging between two to six years, depending on the agreement. Generally, the agreements call for annual payments in cash or shares of our common stock, at our election. We issued 0.2 million and 1.1 million shares of our common stock for payments totaling $3.8 million and $22.5 million in the fiscal years ending in 2014 and 2013, respectively with final payments in fiscal year 2014. The payments are recorded as a prepaid asset when made and are expensed ratably over the contractual period. For the years ended September 30, 2015 and 2014, we have recognized $2.5 million and $19.7 million as research and development expense, respectively, related to these agreements in our consolidated statements of operations. For the year ended September 30, 2016 and 2015, we have also recognized $4.0 million and $8.0 million, respectively, as sales and marketing expense for the exclusive commercialization rights related to one of these collaboration agreements in our consolidated statements of operations. As of September 30, 2016, the prepaid asset was completely amortized.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of acquisition-related costs, net are as follows (dollars in thousands):

	2016	2015	2014
Transition and integration costs	$6,070	$10,071	$25,290
Professional service fees	10,876	8,441	9,929
Acquisition-related adjustments	220	(4,133)	(11,001)
Total	$17,166	$14,379	$24,218
Advertising Costs
Advertising costs are expensed as incurred and are classified as sales and marketing expenses. Cooperative advertising programs reimburse customers for marketing activities for certain of our products, subject to defined criteria. Cooperative advertising obligations are accrued and expensed at the same time the related revenue is recognized. Cooperative advertising expenses are recorded as expense to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Any excess of cash paid over the fair value of the advertising benefit received is recorded as a reduction in revenue. We incurred advertising costs of $27.8 million, $32.1 million and $49.4 million for fiscal years 2016, 2015 and 2014, respectively.
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
As of September 30, 2016 and 2015, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss
For the purposes of comprehensive loss disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to indefinitely reinvest undistributed earnings in our foreign subsidiaries.
The components of accumulated other comprehensive loss, reflected in the consolidated statements of stockholders’ equity, consisted of the following (dollars in thousands):

	2016	2015	2014
Foreign currency translation adjustment	$(107,274)	$(109,695)	$(19,851)
Unrealized losses on marketable securities	86	(45)	—
Net unrealized losses on post-retirement benefits	(8,946)	(7,205)	(4,164)
Accumulated other comprehensive loss	$(116,134)	$(116,945)	$(24,015)
Concentration of Risk
Financial instruments that potentially subject us to significant concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and trade accounts receivable. We place our cash and cash equivalents and marketable securities with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. No customer accounted for greater than 10% of our net accounts receivable balance at September 30, 2016 and 2015 or 10% of our revenue for fiscal years 2016, 2015 or 2014.
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
Foreign Currency Translation
We have significant foreign operations and transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other expense, net, in the accompanying consolidated statements of operations. Assets and liabilities of operations outside the United States ("U.S."), for which the functional currency is the local currency, are translated into United States dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Foreign currency transaction (losses) gains included in other expense, net for fiscal years 2016, 2015 and 2014 were $(1.5) million, $0.02 million, and $0.9 million, respectively.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Net Loss Per Share
The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock, shares held in escrow, contingently issuable shares under earn-out agreements once earned, warrants, and potential issuance of stock upon conversion of our 1.0%, 2.75%, and 1.50% Convertible Debentures. The convertible debentures are considered Instrument C securities due to the fact that only the excess of the conversion value on the date of conversion can be paid in our common shares; the principal portion of the conversion must be paid in cash. Therefore, only the shares of common stock potentially issuable with respect to the excess of the conversion value over its principal amount, if any, is considered as dilutive to the weighted average common shares calculation.
As of September 30, 2016, 2015 and 2014, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to our net loss position. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 8.8 million shares, 10.7 million shares and 10.9 million shares for the years ended September 30, 2016, 2015 and 2014, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.
Recently Adopted Accounting Standards
In fiscal year 2016, we early adopted, and retroactively implemented Accounting Standards Update ("ASU") No. 2015-17, "Balance Sheet Classification of Deferred Taxes." Under this new guidance, we are required to present deferred tax assets and deferred tax liabilities, and any related valuation allowances, as noncurrent on our consolidated balance sheet. The cumulative effect of the change as of September 30, 2015 on current and long-term deferred tax assets was a decrease of approximately $57.3 million and $0.4 million, respectively, with an offsetting adjustment to long-term deferred tax liabilities, and had no impact on our shareholders' equity, results of operations or cash flows. Current deferred tax assets were included in prepaid expenses and other current assets and long-term deferred tax assets were included in other assets within our consolidated balance sheet.
In fiscal year 2016, we implemented ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under this new guidance, we are required to change the criteria for determining which disposals can be presented as discontinued operations and requires enhanced disclosures. The implementation had no impact on our consolidated financial statements.
In fiscal year 2016, we early adopted, and retroactively implemented ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Under this new guidance, we are required to present debt issuance costs as a direct deduction from the related debt liability on our consolidated balance sheet. The cumulative effect of the change as of September 30, 2015 on other assets was a decrease of approximately $15.7 million with an offsetting adjustment to long-term portion of debt, and had no impact on our shareholders' equity, results of operations or cash flows.
In fiscal year 2016, we early adopted ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). The amendments in the ASU 2015-16 require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and set forth new disclosure requirements related to the adjustments. The implementation had no impact on our consolidated financial statements.

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
In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASC 2016-15"), which provides guidance on the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The standard requires the use of a retrospective approach to all periods presented, but may be applied prospectively if retrospective application would be impracticable. ASU 2016-15 is effective for us in the first quarter of fiscal year 2019, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of fiscal year 2018, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Fiscal Year 2016 Acquisitions
Acquisition of TouchCommerce, Inc.
In August 2016, we acquired all of the outstanding stock of TouchCommerce. TouchCommerce is a provider of omni-channel solutions to engage their customers on any device through online chat, guides, personalized content, and other automated tools, resulting in enhanced customer experience, increased revenue and reduced support costs. We expect this acquisition to expand our customer care solutions with a range of new digital engagement offerings, including live chat, customer analytics and personalization solutions within our Enterprise segment. We expect to be able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty and improve business results. The aggregate consideration for this transaction was $218.1 million, and included $113.0 million paid in cash and $85.0 million paid in our common stock. The remaining $20.1 million is expected to be paid in November 2017 at the conclusion of an indemnity period in either cash or our common stock, at our election. The acquisition is a stock purchase and the goodwill resulting from this acquisition is not deductible for tax purposes. The results of operations of this acquisition have been included in our Enterprise segment from the acquisition date.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the preliminary allocation of the purchase consideration for our TouchCommerce acquisition is as follows (dollars in thousands):

Touch-Commerce
Purchase consideration:
Cash	$113,008
Common stock(a)	85,000
Deferred acquisition payment	20,141
Total purchase consideration	$218,149

Allocation of the purchase consideration:
Cash	$137
Accounts receivable(b)	14,782
Goodwill	118,040
Identifiable intangible assets(c)	110,800
Other assets	1,521
Total assets acquired	245,280
Current liabilities	(4,198)
Deferred tax liability	(19,515)
Deferred revenue	(2,784)
Other long term liabilities	(634)
Total liabilities assumed	(27,131)
Net assets acquired	$218,149

(a)	5,749,807 shares of our common stock valued at $14.78 per share were issued at closing.

(b)	Accounts receivable have been recorded at their estimated fair values and the fair value reserve was not material.

(c)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	TouchCommerce
	Amount	Weighted Average Life (Years)
Core and completed technology	$26,000	7.0
Customer relationships	81,600	10.0
Trade names	3,200	3.0
Total	$110,800
Other Fiscal Year 2016 Acquisitions
During fiscal year 2016, we acquired several other businesses, in our Healthcare segment that were not significant individually or in the aggregate. The total aggregate cash consideration for these acquisitions was $50.0 million including an estimated fair value for future contingent payments. The results of operations of these acquisitions have been included in our financial results since their respective acquisition dates.
Pro forma results of operations have not been presented because the effects of the business combinations completed in fiscal year 2016, individually and in aggregate, were not material to our consolidated financial results. We have also not presented revenue or the results of operations for each of these business combinations, from the date of acquisition, as they were not material to our consolidated financial results.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value estimates for the assets acquired and liabilities assumed for acquisitions completed during fiscal year 2016 were based upon preliminary calculations and valuations, and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain assets and liabilities acquired. There were no significant changes to the fair value estimates during the current year.
Fiscal Year 2015 Acquisitions
During fiscal year 2015, we acquired several businesses in our Mobile and Healthcare segments that were not significant individually or in the aggregate. The total aggregate cash consideration for these acquisitions was $64.9 million, including an estimated fair value for future contingent payments. The results of operations of these acquisitions have been included in our consolidated financial results since their respective acquisition dates.
Fiscal Year 2014 Acquisitions
During fiscal year 2014, we acquired several businesses in our Imaging, Healthcare and Enterprise segments that were not significant individually or in the aggregate. The total aggregate cash consideration for these acquisitions was $266.0 million, including an estimated fair value for future contingent payments. The results of operations of these acquisitions have been included in our consolidated financial results since their respective acquisition dates.

4.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for our reportable segments for fiscal years 2016 and 2015 were as follows (dollars in thousands):

	Healthcare	Mobile	Enterprise	Imaging	Total
Balance as of September 30, 2014	$1,304,099	$1,309,325	$536,201	$261,268	$3,410,893
Acquisitions	—	23,286	—	—	23,286
Purchase accounting adjustments	275	—	—	(2,215)	(1,940)
Product realignment	—	(10,521)	10,521	—	—
Effect of foreign currency translation	(9,856)	(34,562)	(7,415)	(2,072)	(53,905)
Balance as of September 30, 2015	1,294,518	1,287,528	539,307	256,981	3,378,334
Acquisitions	19,302	—	118,040	—	137,342
Product realignment	67,626	(67,626)	—	—	—
Effect of foreign currency translation	(370)	(2,505)	(3,979)	57	(6,797)
Balance as of September 30, 2016	$1,381,076	$1,217,397	$653,368	$257,038	$3,508,879

In the first quarter of fiscal year 2016, we reorganized the organizational management and oversight of our Dragon Consumer business, represented by our DNS reporting unit, which was previously reported within our Mobile segment and was moved into our Healthcare segment. Based on this reorganization, $67.6 million of goodwill related to our DNS reporting unit moved from our Mobile segment into our Healthcare segment during the first quarter of fiscal year 2016. As a result of this change, we performed an analysis and determined that we did not have a triggering event requiring us to perform an impairment test on our DNS and Healthcare reporting units.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of fiscal year 2015, we realigned our product portfolio which resulted in a change in the composition of our Mobile and Enterprise reporting units. We have reallocated goodwill among the affected reporting units, based on their relative fair value, and we reallocated $29.9 million of goodwill from our DNS reporting unit into our Mobile reporting unit, and we reallocated $10.5 million of goodwill from our Mobile reporting unit into our Enterprise reporting unit. The DNS and Mobile reporting units were both included in our Mobile reportable segment. As a result of this change, we determined that we had a triggering event requiring us to perform an impairment test on our DNS, Mobile, and Enterprise reporting units. We completed our impairment test during the first quarter of fiscal year 2015, and the fair value of the reorganized reporting units, both before and after the product realignment, substantially exceeded their carrying values.
Intangible assets consist of the following as of September 30, 2016 and 2015, which includes licensed technology with a net book value of $59.1 million and $80.5 million, respectively (dollars in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$969,267	$(424,940)	$544,327	8.2
Technology and patents	444,078	(258,897)	185,181	4.7
Trade names, trademarks, and other	61,358	(28,663)	32,695	5.9
Non-competition agreements	206	(189)	17	0.2
Total	$1,474,909	$(712,689)	$762,220	7.3

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$1,028,197	$(474,518)	$553,679	8.4
Technology and patents	451,669	(245,191)	206,478	4.6
Trade names, trademarks, and other	61,006	(24,983)	36,023	6.7
Non-competition agreements	597	(492)	105	1.0
Total	$1,541,469	$(745,184)	$796,285	7.4
Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying statements of operations and amounted to $62.9 million, $63.6 million and $61.0 million in fiscal 2016, 2015 and 2014, respectively. Amortization expense for customer relationships, trade names, trademarks, and other, and non-competition agreements is included in operating expenses and amounted to $108.0 million, $104.6 million and $109.1 million in fiscal 2016, 2015 and 2014, respectively.
Estimated amortization expense for each of the five succeeding years as of September 30, 2016, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenue	Other Operating Expenses	Total
2017	$56,049	$107,999	$164,048
2018	43,942	80,494	124,436
2019	28,063	73,333	101,396
2020	23,290	66,758	90,048
2021	14,955	63,263	78,218
Thereafter	18,882	185,192	204,074
Total	$185,181	$577,039	$762,220

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Receivable
Accounts receivable, net consisted of the following (dollars in thousands):

	September 30, 2016	September 30, 2015
Trade accounts receivable	$383,714	$377,695
Unbilled accounts receivable under long-term contracts	14,884	12,823
Gross accounts receivable	398,598	390,518
Less — allowance for doubtful accounts	(11,038)	(9,184)
Less — allowance for sales returns	(7,556)	(8,172)
Accounts receivable, net	$380,004	$373,162

6.	Land, Building and Equipment, Net
Land, building and equipment, net consisted of the following (dollars in thousands):

	Useful Life (In Years)	September 30, 2016	September 30, 2015
Land	—	$2,400	$2,400
Building	30	5,456	5,456
Machinery and equipment	3-5	121,676	100,838
Computers, software and equipment	3-5	219,556	213,897
Leasehold improvements	2-15	34,051	26,689
Furniture and fixtures	5-7	16,780	15,879
Construction in progress	—	7,804	5,363
Subtotal		407,723	370,522
Less: accumulated depreciation		(222,554)	(184,515)
Land, building and equipment, net		$185,169	$186,007
At September 30, 2016 and 2015, capitalized internally developed software costs, net were $42.6 million and $43.7 million, respectively, which are included in computers, software and equipment and construction in progress.
Depreciation expense for fiscal years 2016, 2015 and 2014 was $60.6 million, $62.4 million and $51.7 million, respectively, which included amortization expense of $12.7 million, $13.6 million and $7.9 million, respectively, for internally developed software costs.

7.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30, 2016	September 30, 2015
Compensation	$154,028	$142,150
Accrued interest payable	20,409	11,793
Cost of revenue related liabilities	19,351	25,584
Consulting and professional fees	18,001	11,939
Facilities related liabilities	7,382	6,312
Sales and marketing incentives	6,508	6,845
Sales and other taxes payable	2,708	6,026
Other	9,272	13,960
Total	$237,659	$224,609

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Revenue
Deferred maintenance revenue consists of prepaid fees received for post-contract customer support for our products, including telephone support and the right to receive unspecified upgrades/updates on a when-and-if-available basis. Unearned revenue includes fees for up-front set-up of the service environment; fees charged for on-demand service; certain software arrangements for which we do not have fair value of post-contract customer support, resulting in ratable revenue recognition for the entire arrangement on a straight-line basis; and fees in excess of estimated earnings on percentage-of-completion service contracts.
Deferred revenue consisted of the following (dollars in thousands):

	September 30, 2016	September 30, 2015
Current Liabilities:
Deferred maintenance revenue	$165,902	$155,967
Unearned revenue	183,271	168,742
Total current deferred revenue	$349,173	$324,709
Long-term Liabilities:
Deferred maintenance revenue	$59,955	$62,201
Unearned revenue	327,005	281,251
Total long-term deferred revenue	$386,960	$343,452

9.	Debt and Credit Facilities
At September 30, 2016 and 2015, we had the following borrowing obligations (dollars in thousands):

	September 30, 2016	September 30, 2015
5.375% Senior Notes due 2020, net of unamortized premium of $3.0 million and $3.8 million, respectively, and deferred issuance costs of $7.3 million and $9.2 million, respectively. Effective interest rate 5.28%.	$1,046,851	$1,044,516
6.000% Senior Notes due 2024, net of deferred issuance costs of $2.4 million. Effective interest rate 6.00%.	297,601	—
1.00% Convertible Debentures due 2035, net of unamortized discount of $163.5 million and deferred issuance costs of $8.2 million. Effective interest rate 5.62%.	504,712	—
2.75% Convertible Debentures due 2031, net of unamortized discount of $19.2 million and $39.1 million, respectively, and deferred issuance costs of $1.1 million and $2.3 million, respectively. Effective interest rate 7.43%.	375,208	392,360
1.50% Convertible Debentures due 2035, net of unamortized discount of $51.7 million and $60.5 million, respectively, and deferred issuance costs of $1.9 million and $2.3 million, respectively. Effective interest rate 5.39%.	210,286	201,117
Deferred issuance costs related to our Revolving Credit Facility	(1,506)	—
Credit Facility, net of unamortized original issue discount of $0.8 million and deferred issuance costs of $1.8 million.	—	469,920
Total long-term debt	2,433,152	2,107,913
Less: current portion	—	4,834
Non-current portion of long-term debt	$2,433,152	$2,103,079
In fiscal year 2016, we early adopted, and retroactively implemented ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Under this new guidance, we are required to present debt issuance costs as a direct deduction from the related debt liability on our consolidated balance sheet. The cumulative effect of the change as of September 30, 2015 on other assets was a decrease of approximately $15.7 million with an offsetting adjustment to long-term portion of debt.
The following table summarizes the maturities of our borrowing obligations as of September 30, 2016 (dollars in thousands):

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Convertible Debentures(1)	Senior Notes	Total
2017	$—	$—	$—
2018	395,534	—	395,534
2019	—	—	—
2020	—	1,050,000	1,050,000
2021	—	—	—
Thereafter	940,383	300,000	1,240,383
Total before unamortized discount	1,335,917	1,350,000	2,685,917
Less: unamortized discount and issuance costs	(245,711)	(7,054)	(252,765)
Total long-term debt	$1,090,206	$1,342,946	$2,433,152

(1)
Holders of the 1.0% 2035 Debentures have the right to require us to redeem the debentures on December 15, 2022, 2027 and 2032. Holders of the 2031 Debentures have the right to require us to redeem the debentures on November 1, 2017, 2021, and 2026. Holders of the 1.5% 2035 Debentures have the right to require us to redeem the debentures on November 1, 2021, 2026, and 2031.

The estimated fair value of our long-term debt approximated $2,630.3 million (face value $2,687.1 million) and $2,249.1 million (face value $2,220.2 million) at September 30, 2016 and 2015, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes and the Convertible Debentures are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the Revolving Credit Facility at September 30, 2016, and no outstanding balance on the revolving credit agreement portion of our Credit Facility at September 30, 2015.
5.375% Senior Notes due 2020
On August 14, 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. The net proceeds were approximately $689.1 million, net of issuance costs, and bear interest at 5.375% per year, payable in cash semi-annually in arrears. On October 22, 2012, we issued, in a private placement, an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes due 2020 (collectively the "Notes"). The Notes were issued pursuant to the indenture agreement dated August 14, 2012, relating to our existing $700.0 million aggregate principal amount of 5.375% Senior Notes due in 2020. Total proceeds received, net of issuance costs, were $351.7 million.
The Notes are our unsecured senior obligations and are guaranteed (the “Guarantees”) on an unsecured senior basis by certain of our domestic subsidiaries, (the “Subsidiary Guarantors”). The Notes and Guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the Notes.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”). Total proceeds were $663.8 million, net of issuance costs, and we used a portion to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears, beginning on June 15, 2016. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on December 15, 2022, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.0% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.0% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
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
If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $27.22 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter beginning after March 31, 2016 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2016, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
On October 24, 2011, we sold $690.0 million of 2.75% Convertible Debentures due in 2031 in a private placement. Total proceeds, net of issuance costs, were $676.1 million. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 2031 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. At issuance, we allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2017.
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our 1.5% 2035 Debentures. Upon repurchase we recorded an extinguishment loss of $17.7 million in other expense, net, in the accompanying consolidated statements of operations. In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. Upon repurchase we recorded an extinguishment loss of $2.4 million in other expense, net, in the accompanying consolidated statements of operations. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs. Following this activity, $395.5 million in aggregate principal amount of our 2031 Debentures remain outstanding. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through November 2017.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2031 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2016 and 2015, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. Total proceeds, net of issuance costs, were $253.2 million. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears, beginning on November 1, 2015. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on November 1, 2021, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.5% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.5% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 1.5% 2035 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021.
If converted, the principal amount of the 1.5% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $23.26 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to May 1, 2035, on any date during any fiscal quarter beginning after September 30, 2015 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.5% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.5% 2035 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2035. Additionally, we may redeem the 1.5% 2035 Debentures, in whole or in part, on or after November 5, 2021 for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.5% 2035 Debentures held by such holder on November 1, 2021, November 1, 2026, or November 1, 2031 at par plus accrued and unpaid interest. Upon repurchase, we will pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election, with the exception that we may not elect to pay cash in lieu of more than 80% of the number of our common shares we would be obligated to deliver. If we undergo a fundamental change (as described in the indenture for the 1.5% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2016 and 2015, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
In April 2016, we entered into a credit agreement that provides for a $242.5 million revolving credit line, including letters of credit (together, the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 15, 2021. As of September 30, 2016, issued letters of credit in the aggregate amount of $4.0 million were treated as issued and outstanding when calculating the borrowing availability under the Revolving Credit Facility. As of September 30, 2016, we had $238.5 million available for additional borrowing under the Revolving Credit Facility. Any amounts outstanding under the Revolving Credit Facility will bear interest, at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all assets of ours and our Subsidiary Guarantors. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default.
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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs, in other expense, net, in the accompanying consolidated statements of operations. In connection with entering into the Revolving Credit Facility on April 15, 2016, we terminated our $75.0 million revolving credit agreement.

10.	Financial Instruments and Hedging Activities
Derivatives not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At September 30, 2016 and 2015, we had outstanding contracts with a total notional value of $215.2 million and $138.5 million, respectively.
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

Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in other expense, net in our consolidated statements of operations. We have no outstanding shares subject to security price guarantees at September 30, 2016. During the years ended September 30, 2015 and 2014, we paid cash totaling $0.3 million and $5.3 million, respectively, upon the settlement of these agreements.
The following table provides a quantitative summary of the fair value of our derivative instruments as of September 30, 2016 and 2015 (dollars in thousands):

		Fair Value
Derivatives Not Designated as Hedges:	Balance Sheet Classification	September 30, 2016	September 30, 2015
Foreign currency contracts	Prepaid expenses and other current assets	$335	$260
Net fair value of non-hedged derivative instruments		$335	$260

The following tables summarize the activity of derivative instruments for the fiscal years 2016, 2015 and 2014 (dollars in thousands):

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedges:		2016	2015	2014
Foreign currency contracts	Other expense, net	$2,021	$(16,275)	$(2,404)
Security price guarantees	Other expense, net	$—	$(204)	$(4,358)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs based on the best information available, including management’s estimates and assumptions.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and 2015 consisted of (dollars in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$331,419	$—	$—	$331,419
US government agency securities(a)	1,002	—	—	1,002
Time deposits(b)	—	33,794	—	33,794
Commercial paper, $38,108 at cost(b)	—	38,142	—	38,142
Corporate notes and bonds, $54,484 at cost(b)	—	54,536	—	54,536
Foreign currency exchange contracts(b)	—	335	—	335
Total assets at fair value	$332,421	$126,807	$—	$459,228
Liabilities:
Contingent acquisition payments(c)	$—	$—	$(8,240)	$(8,240)
Total liabilities at fair value	$—	$—	$(8,240)	$(8,240)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$334,404	$—	$—	$334,404
US government agency securities(a)	1,000	—	—	1,000
Time deposits(b)	—	71,453	—	71,453
Commercial paper, $3,491 at cost(b)	—	3,493	—	3,493
Corporate notes and bonds, $44,581 at cost(b)	—	44,533	—	44,533
Foreign currency exchange contracts(b)	—	260	—	260
Total assets at fair value	$335,404	$119,739	$—	$455,143
Liabilities:
Contingent acquisition payments(c)	$—	$—	$(15,961)	$(15,961)
Total liabilities at fair value	$—	$—	$(15,961)	$(15,961)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

(b)
The fair values of our time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. The commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 0.88 years as of September 30, 2016.

(c)
The fair value of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 30, 2016 and 2015 (dollars in thousands):

Amount
Balance as of September 30, 2014	$6,864
Earn-out liability established at time of acquisition	17,299
Payments and foreign currency translation	(7,673)
Adjustments to fair value included in acquisition-related costs, net	(529)
Balance as of September 30, 2015	15,961
Earn-out liability established at time of acquisition	4,855
Payments and foreign currency translation	(14,891)
Adjustments to fair value included in acquisition-related costs, net	2,315
Balance as of September 30, 2016	$8,240
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
Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2019. As of September 30, 2016, we could be required to pay up to $17.2 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with future payments was based on several factors, the most significant of which are the estimated cash flows projected from future product sales and the risk adjusted discount rate for the fair value measurement.
12.Restructuring and Other Charges, Net
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

The components of restructuring and other charges, net are as follows:

	2016	2015	2014
Severance costs	$13,133	$8,471	$13,318
Costs of consolidating duplicate facilities	11,606	9,576	3,203
Total restructuring charges	24,739	18,047	16,521
Other charges	485	5,622	2,922
Total restructuring and other charges, net	$25,224	$23,669	$19,443

The following table sets forth accrual activity relating to restructuring reserves for fiscal years 2016, 2015 and 2014 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2013	$4,230	$1,191	$5,421
Restructuring charges, net	13,318	3,203	16,521
Non-cash adjustment	12	793	805
Cash payments	(14,302)	(3,719)	(18,021)
Balance at September 30, 2014	3,258	1,468	4,726
Restructuring charges, net	8,471	9,576	18,047
Non-cash adjustment	—	(2,538)	(2,538)
Cash payments	(11,094)	(2,284)	(13,378)
Balance at September 30, 2015	635	6,222	6,857
Restructuring charges, net	13,133	11,606	24,739
Non-cash adjustment	(57)	164	107
Cash payments	(11,050)	(6,860)	(17,910)
Balance at September 30, 2016	$2,661	$11,132	$13,793

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and other charges, net by segment are as follows (dollars in thousands):

	Personnel	Facilities	Total Restructuring	Other Charges	Total
Fiscal Year 2016
Healthcare	$3,531	$1,398	$4,929	$—	$4,929
Mobile	5,837	1,557	7,394	(486)	6,908
Enterprise	1,214	2,782	3,996	—	3,996
Imaging	284	478	762	—	762
Corporate	2,267	5,391	7,658	971	8,629
Total fiscal year 2016	$13,133	$11,606	$24,739	$485	$25,224

Fiscal Year 2015
Healthcare	$452	$636	$1,088	$—	$1,088
Mobile	2,960	2,863	5,823	3,322	9,145
Enterprise	1,144	95	1,239	—	1,239
Imaging	2,047	1,814	3,861	—	3,861
Corporate	1,868	4,168	6,036	2,300	8,336
Total fiscal year 2015	$8,471	$9,576	$18,047	$5,622	$23,669

Fiscal Year 2014
Healthcare	$2,357	$11	$2,368	$(78)	$2,290
Mobile	1,447	622	2,069	—	2,069
Enterprise	5,557	—	5,557	—	5,557
Imaging	2,733	107	2,840	—	2,840
Corporate	1,224	2,463	3,687	3,000	6,687
Total fiscal year 2014	$13,318	$3,203	$16,521	$2,922	$19,443
Fiscal Year 2016
For fiscal year 2016, we recorded restructuring charges of $24.7 million. The restructuring charges included $13.1 million for severance related to the reduction of approximately 452 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $11.6 million charge for the closure of certain excess facility space. We expect that the remaining severance payments of $2.7 million will be substantially paid by the end of fiscal year 2017. We expect that the remaining payments of $11.1 million for the closure of excess facility space will be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
In addition, during fiscal year 2016, we have recorded certain other charges that totaled $0.5 million for litigation contingency reserves.
Fiscal Year 2015
For fiscal year 2015, we recorded restructuring charges of $18.0 million, which included $8.5 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes as well as the reduction of approximately 60 employees that eliminated duplicative positions resulting from acquisitions in fiscal year 2014. The restructuring charges also included $9.6 million charge for the closure of certain excess facility space, including facilities acquired from acquisitions.
In addition, during fiscal year 2015, we have recorded certain other charges that totaled $5.6 million for the impairment of certain long-lived assets as a result of our strategic realignment of our product portfolio and litigation contingency reserves.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In addition, during fiscal year 2014, we have recorded certain other charges that totaled $2.9 million primarily for litigation contingency reserves.

13.	Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Year Ended September 30,
	2016	2015	2014
	(Dollars in thousands)
Interest paid	$77,010	$92,375	$96,743
Income taxes paid	$21,068	$15,454	$15,591
Non Cash Investing and Financing Activities:
From time to time, we issue shares of our common stock in connection with our business and asset acquisitions, including shares issued as payment for acquisitions, shares initially held in escrow, and shares issued as payment for contingent consideration, which is discussed in Notes 2 and 3. In addition, in connection with certain collaboration agreements we have issued shares of our common stock to our partners in satisfaction of our payment obligations under the terms of the agreements, which is discussed in Notes 2 and 10.

14.	Stockholders' Equity
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. We repurchased 9.4 million shares, 19.8 million shares and 1.6 million shares for $197.5 million, $299.2 million and $26.4 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively, under the program. These shares were retired upon repurchase. Since the commencement of the program, we have repurchased 40.7 million shares for $707.5 million, including 1.0 million shares repurchased from our Chief Executive Officer in fiscal year 2016. Approximately $292.5 million remained available for share repurchases as of September 30, 2016 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.
During fiscal year 2016, we changed our method of recognizing the amount paid to repurchase common shares in excess of the par value. Historically we allocated any excess of cost over par value between accumulated deficit and additional paid-in capital. Under our new method of accounting, we recognize any excess of cost over par value in additional paid-in capital. The resulting reclassification is not considered material as there is no impact to total shareholders’ equity and only represents a reclassification between individual equity line items. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of this accounting change. The cumulative effect of the change on additional paid-in capital as of September 30, 2016, 2015, 2014 and 2013 was a decrease of approximately $672.7 million, $333.8 million, $229.0 million and $218.2 million, respectively, with an offsetting adjustment to accumulated deficit.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Share Repurchases
In December 2015, as part of our share repurchase program, we repurchased 1.0 million shares from our Chief Executive Officer, composed of 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million, which approximated the fair value of our common stock on the day of the repurchase.
In March 2016, our Board of Directors approved a repurchase agreement with the Icahn Group to repurchase 26.3 million shares of our common stock at a price of $19.00 per share, which approximated the fair value of our common stock on the day of the repurchase, for a total purchase price of $500.0 million (the "Repurchase"). At the closing of the Repurchase, we paid $375.0 million in cash and issued a promissory note in the amount of $125.0 million. The promissory note bears interest at a rate per annum equal to approximately 2.64% and had a maturity date of June 13, 2016. On April 15, 2016, we fully repaid the promissory note. Immediately prior to the Repurchase, the Icahn Group owned approximately 60.8 million shares, or approximately 20%, of our outstanding common stock. Based on publicly available information, as of September 30, 2016, the Icahn Group’s holdings of our common stock was approximately 19.7 million shares, or 6.8% of our outstanding common stock. In connection with the Repurchase, David Schechter and Brett Icahn, the Icahn Group representatives on our Board of Directors, resigned from our Board of Directors.
Stock Issuances
During the year ended September 30, 2016, we issued 403,325 shares of our common stock to our partner in a healthcare collaboration agreement as settlement for a buy-out option and 5,749,807 shares of our common stock as consideration for our acquisition of TouchCommerce, which are discussed in Notes 2 and 3. During the year ended September 30, 2015, we issued 288,148 shares of our common stock as a settlement for a contingent earn-out obligation, which is discussed in Notes 2 and 10. During the years ended September 30, 2014, we issued 234,375 shares, respectively, of our common stock as consideration under our collaboration agreements, which is discussed in Note 2.
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
Series A Preferred Stock
We have designated 1,000,000 shares as Series A Preferred Stock, par value $0.001 per share. The Series A Preferred Stock is entitled to receive dividends equal to the greater of $1.00 and 1,000 times the aggregate per share amount of all dividends declared on our Common Stock. Holders of each share of the Series A Preferred Stock are entitled to 1,000 votes on all matters submitted to a vote of the stockholders of the Corporation, and shall vote as one class. The Series A Preferred Stock is not redeemable, and has the right to certain liquidation preferences over our Common Stock. The Series A Preferred Stock ranks junior to all other series of the Preferred Stock as to the payment of dividends and the distribution of assets.
Series B Preferred Stock
We have designated 15,000,000 shares as Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis and has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if, declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. As of September 30, 2016, there are no outstanding shares of Series B Preferred Stock.

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
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	2016	2015	2014
Cost of product and licensing	$376	$516	$724
Cost of professional services and hosting	31,054	30,968	32,063
Cost of maintenance and support	4,138	3,989	3,426
Research and development	35,671	39,038	44,139
Selling and marketing	49,064	50,310	53,448
General and administrative	43,525	51,955	59,164
Total	$163,828	$176,776	$192,964

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

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to stock options for the years ended September 30, 2016, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2013	4,184,158	$13.08
Granted	100,000	$15.19
Exercised	(444,594)	$9.41
Forfeited	(1,764)	$19.36
Expired	(114,458)	$16.62
Outstanding at September 30, 2014	3,723,342	$13.46
Granted	—	$—
Exercised	(765,408)	$11.09
Forfeited	(892)	$20.04
Expired	(33,053)	$19.34
Outstanding at September 30, 2015	2,923,989	$14.01
Granted	—	$—
Exercised/Repurchased(b)	(955,060)	$11.96
Forfeited	—	$—
Expired	(3,103)	$10.42
Outstanding at September 30, 2016	1,965,826	$15.01	0.7 years	$1.1	million
Exercisable at September 30, 2016	1,965,817	$15.01	0.7 years	$1.1	million
Exercisable at September 30, 2015	2,923,298
Exercisable at September 30, 2014	3,715,258
_______________________________________

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market price of our common stock on September 30, 2016 ($14.50) and the exercise price of the underlying options.

(b)
We repurchased 1.0 million shares owned directly or indirectly by our Chief Executive Officer, composed of 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million.

As of September 30, 2016, there was no unamortized fair value of stock options. A summary of weighted-average grant-date (including assumed options) fair value and intrinsic value of stock options exercised is as follows:

	2016	2015	2014
Weighted-average grant-date fair value per share	N/A	N/A	$5.71
Total intrinsic value of stock options exercised (in millions)	$8.6	$4.4	$3.3

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of the assumed unvested stock options was calculated using a lattice model. There were no stock option grants in fiscal years 2016 and 2015. For fiscal year 2014, the fair value of the stock options granted and unvested options assumed from acquisitions were calculated using the following weighted-average assumptions:

	2016	2015	2014
Dividend yield	N/A	N/A	0.0%
Expected volatility	N/A	N/A	38.2%
Average risk-free interest rate	N/A	N/A	1.1%
Expected term (in years)	N/A	N/A	4.1

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Restricted Awards
We are authorized to issue equity incentive awards in the form of Restricted Awards, including Restricted Units and Restricted Stock, which are individually discussed below. Unvested Restricted Awards may not be sold, transferred or assigned. The fair value of the Restricted Awards is measured based upon the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share of the awards. The unvested Restricted Awards generally are subject to vesting over a period of two to four years. We also issued certain Restricted Awards with vesting solely dependent on the achievement of specified performance targets. The fair value of the Restricted Awards is amortized to expense over the awards’ applicable requisite service periods using the straight-line method. In the event that the employees’ employment with us terminates, or in the case of awards with only performance goals, if those goals are not met, any unvested shares are forfeited and revert to us.
In order to satisfy our employees’ withholding tax liability as a result of the vesting of Restricted Awards, we have historically repurchased shares upon the employees’ vesting. In fiscal year 2016, we withheld payroll taxes totaling $68.4 million relating to 3.6 million shares of common stock that were repurchased or canceled. Based on our estimate of the Restricted Awards that will vest or be released in fiscal year 2017, and further assuming that approximately one-third of these Restricted Awards would be repurchased or canceled to satisfy the employee’s withholding tax liability (such amount approximating the tax rate of our employees), we would have an obligation to pay cash relating to approximately 3.0 million shares during fiscal year 2017.
Restricted Units
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2013	5,587,181	9,095,424
Granted	3,005,069	7,084,572
Earned/released	(790,189)	(6,404,777)
Forfeited	(2,075,676)	(1,426,112)
Outstanding at September 30, 2014	5,726,385	8,349,107
Granted	1,985,374	7,741,805
Earned/released	(2,000,408)	(8,123,159)
Forfeited	(1,011,141)	(959,914)
Outstanding at September 30, 2015	4,700,210	7,007,839
Granted	2,533,389	7,146,415
Earned/released	(2,254,445)	(7,243,615)
Forfeited	(754,666)	(1,026,616)
Outstanding at September 30, 2016	4,224,488	5,884,023
Weighted average remaining recognition period of outstanding Restricted Units	1.3 years	1.8 years
Unearned stock-based compensation expense of outstanding Restricted Units	$39.9 million	$72.1 million
Aggregate intrinsic value of outstanding Restricted Units(1)	$61.3 million	$85.4 million

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of our common stock on September 30, 2016 ($14.50) and the exercise price of the underlying Restricted Units.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of weighted-average grant-date fair value, including those assumed in respective periods, and intrinsic value of all Restricted Units vested is as follows:

	2016	2015	2014
Weighted-average grant-date fair value per share	$18.93	$15.47	$15.46
Total intrinsic value of shares vested (in millions)	$179.7	$154.2	$110.3

Restricted Stock Awards
Restricted Stock is included in the issued and outstanding common stock in these financial statements at the date of grant. The table below summarizes activity relating to Restricted Stock:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2013	1,000,000	$24.06
Granted	250,000	$15.71
Vested	(500,000)	$24.06
Outstanding at September 30, 2014	750,000	$21.28
Granted	—	$—
Vested	(500,000)	$24.06
Outstanding at September 30, 2015	250,000	$15.71
Granted	—	$—
Vested	(250,000)	$15.71
Outstanding at September 30, 2016	—	$—
A summary of weighted-average grant-date fair value, including those assumed in respective periods, and the intrinsic value of all Restricted Stock vested is as follows:

	2016	2015	2014
Weighted-average grant-date fair value per share	N/A	N/A	$15.71
Total intrinsic value of shares vested (in millions)	$4.3	$7.9	$7.8
1995 Employee Stock Purchase Plan
Our 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on January 27, 2015, authorizes the issuance of a maximum of 20,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. At September 30, 2016, we have reserved 7,724,427 shares for future issuance. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the Plan are as follows:

	2016	2015	2014
Weighted-average grant-date fair value per share	$3.97	$3.61	$3.98
Total shares issued (in millions)	1.2	1.4	1.4
Total stock-based compensation expense (in millions)	$4.8	$4.7	$5.6

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	2016	2015	2014
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	34.0%	27.9%	35.9%
Average risk-free interest rate	0.5%	0.1%	0.1%
Expected term (in years)	0.5	0.5	0.5

16.	Commitments and Contingencies
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
The following table outlines our gross future minimum payments under all non-cancelable operating leases as of September 30, 2016 (dollars in thousands):

Year Ending September 30,	Operating Leases	Operating leases under restructuring	Total
2017	$23,691	$10,375	$34,066
2018	19,855	9,423	29,278
2019	16,771	6,421	23,192
2020	14,376	6,086	20,462
2021	12,537	5,226	17,763
Thereafter	84,798	20,027	104,825
Total	$172,028	$57,558	$229,586

At September 30, 2016, we have subleased certain office space that is included in the above table to third parties. Total sublease income under contractual terms for restructured facilities is $58.1 million, and ranges from approximately $5.3 million to $7.7 million on an annual basis through August 2025. Sublease income related to other operating facilities is minimal.

Total rent expense, including rent expense for our data centers, was approximately $38.3 million, $41.8 million and $47.5 million for the years ended September 30, 2016, 2015 and 2014, respectively.

Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. We have estimated the amount of probable losses that may result from all currently pending matters, and such amounts are reflected in our consolidated financial statements. These recorded amounts are material neither to our consolidated financial position nor results of operations and no additional material losses related to these pending matters are reasonably possible. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our results of operations or financial position. However, each of these matters is subject to uncertainties, the actual losses may prove to be larger or smaller than the accruals reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our financial position, results of operations or cash flows.

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

17.	Pension and Other Post-Retirement Benefits

Defined Contribution Plans
We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, a company match of employee’s contributions was established. We match 50% of employee contributions up to 4% of eligible salary. Employer's contributions vest one-third annually over a three-year period. Our contributions to the 401(k) Plan that covers substantially all of our U.S. employees who meet the minimum requirements totaled $6.6 million, $6.9 million and $6.9 million for fiscal years 2016, 2015 and 2014, respectively. We make contributions to various other plans in certain of our foreign operations; total contributions to these plans are not material.

Defined Benefit Pension Plans
We sponsor certain defined benefit pension plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $0.1 million, $0.3 million and $0.2 million for fiscal years 2016, 2015 and 2014, respectively. The aggregate projected benefit obligation and aggregate net liability of our defined benefit plans as of September 30, 2016 was $32.1 million and $8.2 million, respectively, and as of September 30, 2015 was $35.5 million and $7.3 million, respectively.

18.	Income Taxes
The components of income (loss) before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2016	2015	2014
Domestic	$(118,410)	$(196,925)	$(224,968)
Foreign	120,149	116,453	69,948
Income (loss) before income taxes	$1,739	$(80,472)	$(155,020)

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision (benefit) for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2016	2015	2014
Current:
Federal	$—	$82	$(301)
State	3,230	982	729
Foreign	22,981	16,784	17,067
Total current	26,211	17,848	17,495
Deferred:
Federal	(7,235)	15,694	(16,147)
State	(1,962)	3,278	(720)
Foreign	(2,817)	(2,282)	(5,305)
Total deferred	(12,014)	16,690	(22,172)
Provision (benefit) for income taxes	$14,197	$34,538	$(4,677)
Effective income tax rate	816.4%	(42.9)%	3.0%
The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory rate to our income (loss) before income taxes as follows (dollars in thousands):

	2016	2015	2014
Federal tax benefit at statutory rate	$609	$(28,165)	$(54,129)
State tax provision, net of federal benefit	137	3,278	416
Foreign tax rate and other foreign related tax items	(25,976)	(30,765)	(14,811)
Repatriated earnings, net of foreign tax credits	71,343	—	—
Stock-based compensation	6,154	10,734	11,254
Non-deductible expenditures	3,235	(162)	1,630
Change in U.S. and foreign valuation allowance	(53,079)	71,238	46,273
Executive compensation	4,749	3,873	1,886
Other	7,025	4,507	2,804
Provision (benefit) for income taxes	$14,197	$34,538	$(4,677)
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
The effective income tax rate in fiscal year 2016 differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance that provide no benefit to the provision, an increase in indefinite lived deferred tax liabilities, and a net increase in tax related to a one-time repatriation of foreign earnings offset by the utilization of previously unbenefited domestic loss and credit carryforwards. These were partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland, and a $22.1 million release of domestic valuation allowance as a result of tax benefits recorded in connection with our acquisitions during the period for which a deferred tax liability was established in purchase accounting.
The effective income tax rates in fiscal year 2015 differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance that provide no benefit to the provision and an increase to indefinite lived deferred tax liabilities, partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.

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
In March 2016, our Board of Directors approved an agreement with the Icahn Group to repurchase 26.3 million shares of our common stock at a price of $19.00 per share, for a total purchase price of $500.0 million. The Repurchase was funded with domestic and foreign cash. The Repurchase was initiated by the Icahn Group in January 2016 and was a one-time, unforeseen event prior to the initiation. We have authorized the repatriation of $250.0 million foreign earnings previously considered indefinitely reinvested to fund the Repurchase, of which $189.0 million was repatriated in fiscal year 2016 and $61.0 million remains available for repatriation in the future. As a result of the fiscal year 2016 repatriation, we have recorded a $0.7 million increase to our provision for income taxes, net of benefit from the use of U.S. Federal net operating losses and credit carryforwards. This one-time event does not change our ability or intent to indefinitely reinvest the remaining undistributed earnings of our foreign subsidiaries.
As of September 30, 2016, the cumulative amount of undistributed earnings of our foreign subsidiaries amounted to $393.6 million. We have not provided taxes on $323.2 million of undistributed earnings of our foreign subsidiaries that we consider indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect the cash held by our foreign subsidiaries of $116.5 million will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of September 30, 2016, it is not practical to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.
Deferred tax assets (liabilities) consist of the following at September 30, 2016 and 2015 (dollars in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$202,331	$279,624
Federal and state credit carryforwards	50,927	34,942
Accrued expenses and other reserves	59,622	50,202
Difference in timing of revenue related items	59,818	33,489
Deferred compensation	31,564	38,832
Other	11,649	17,111
Total deferred tax assets	415,911	454,200
Valuation allowance for deferred tax assets	(110,172)	(241,782)
Net deferred tax assets	305,739	212,418
Deferred tax liabilities:
Depreciation	(40,032)	(31,621)
Convertible debt	(101,810)	(39,935)
Acquired intangibles	(237,280)	(228,799)
Unremitted earnings of foreign subsidiaries	(20,788)	—
Net deferred tax liabilities	$(94,171)	$(87,937)
Reported as:
Other assets	$21,264	$16,845
Long-term deferred tax liabilities	(115,435)	(104,782)
Net deferred tax liabilities	$(94,171)	$(87,937)

In fiscal year 2016, we early adopted, and retroactively implemented ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." Under this new guidance, we are required to present deferred tax assets and deferred tax liabilities, and any related valuation allowances, as noncurrent on our consolidated balance sheet. The cumulative effect of the change as of September 30, 2015 on current and long-term deferred tax assets was a decrease of approximately $57.3 million and $0.4 million, respectively,

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with an offsetting adjustment to long-term deferred tax liabilities. Current deferred tax assets were included in prepaid expenses and other current assets and long-term deferred tax assets were included in other assets within our consolidated balance sheet.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal year 2016, the valuation allowance for net deferred tax assets decreased by $131.6 million. This decrease mainly relates to the release of valuation allowance against our net domestic deferred tax assets in connection with net operating losses utilized associated with the one-time repatriation in fiscal year 2016 and the recording of deferred tax liabilities related to the issuance of convertible debt as well as acquisitions. As of September 30, 2016, we have $75.1 million and $35.1 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2015, we had $192.5 million and $49.3 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively.
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

At September 30, 2016 and 2015, we had U.S. federal net operating loss carryforwards of $627.9 million and $872.1 million, respectively, of which $199.6 million and $186.4 million at September 30, 2016 and September 30, 2015, respectively, relate to tax deductions from stock-based compensation which will be recorded as additional paid-in-capital when realized. At September 30, 2016 and 2015, we had state net operating loss carryforwards of $264.8 million and $303.4 million, respectively. The net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. At September 30, 2016 and 2015, we had foreign net operating loss carryforwards of $178.2 million and $222.6 million, respectively. These carryforwards will expire at various dates beginning in 2017 and extending up to an unlimited period.

At September 30, 2016 and 2015, we had federal research and development carryforwards and foreign tax credit carryforwards of $52.2 million and $34.5 million, respectively. At September 30, 2016 and 2015, we had state research and development credit carryforwards of $7.8 million and $6.2 million, respectively. At September 30, 2016 and 2015, we had foreign investment tax credit carryforwards of $13.1 million and $14.3 million, respectively.
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
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2016	2015
Balance at beginning of year	$22,184	$21,234
Increases for tax positions taken during current period	3,507	2,935
Increases for interest and penalty charges	2,187	574
Decreases for tax settlements and lapse in statutes	(545)	(2,559)
Balance at end of year	$27,333	$22,184
As of September 30, 2016, $27.3 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes and had accrued $2.2 million of such interest and penalties as of September 30, 2016.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal tax returns for 1999 through 2012 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. The 2013 through 2015 years remain open for all purposes of examination by the IRS and other taxing authorities in material jurisdictions.

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
The Healthcare segment is primarily engaged in clinical speech and clinical language understanding solutions that improve the clinical documentation process - from capturing the complete patient record to improving clinical documentation and quality measures for reimbursement. The Mobile segment is primarily engaged in providing a broad portfolio of specialized virtual assistants and connected services built on voice recognition, text-to-speech, natural language understanding, dialog, and text input technologies. Our Enterprise segment is primarily engaged in using speech, natural language understanding, and artificial intelligence to provide automated customer solutions and services for voice, mobile, web and messaging channels. The Imaging segment is primarily engaged in software solutions and expertise that help professionals and organizations to gain optimal control of their document and information processes through scanning and print management.

During the first quarter of fiscal year 2016, we reorganized the organizational management and oversight of our Dragon Consumer business, which was previously reported within our Mobile segment and has now been moved into our Healthcare segment. During the second quarter of fiscal year 2016, we reclassified certain government payroll incentive credits previously reported in the general and administrative expense to research and development expense, cost of revenue, and sales and marketing. Accordingly, the segment results in prior periods have been recast to conform to the current period segment reporting presentation.

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to income (loss) before income taxes (dollars in thousands):

	Year Ended September 30,
	2016	2015	2014
Segment revenues(a):
Healthcare	$973,297	$1,000,773	$1,020,363
Mobile	377,261	391,228	363,301
Enterprise	387,466	349,347	367,148
Imaging	241,569	237,721	236,273
Total segment revenues	1,979,593	1,979,069	1,987,085
Acquisition related revenue adjustments	(30,690)	(47,933)	(63,634)
Total consolidated revenue	1,948,903	1,931,136	1,923,451
Segment profit:
Healthcare	313,466	343,412	346,621
Mobile	133,375	108,218	73,024
Enterprise	129,978	94,352	91,016
Imaging	100,823	89,286	89,050
Total segment profit	677,642	635,268	599,711
Corporate expenses and other, net	(128,239)	(141,596)	(135,170)
Acquisition-related revenues and costs of revenue adjustment	(29,765)	(45,163)	(59,479)
Non-cash stock-based compensation	(163,828)	(176,776)	(192,964)
Amortization of intangible assets	(170,897)	(168,276)	(170,052)
Acquisition-related costs, net	(17,166)	(14,379)	(24,218)
Restructuring and other charges, net	(25,224)	(23,669)	(19,443)
Costs associated with IP collaboration agreements	(4,000)	(10,500)	(19,748)
Other expense, net	(136,784)	(135,381)	(133,657)
Income (loss) before income taxes	$1,739	$(80,472)	$(155,020)

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	2016	2015	2014
United States	$1,385,265	$1,407,266	$1,408,227
International	563,638	523,870	515,224
Total	$1,948,903	$1,931,136	$1,923,451

NUANCE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (dollars in thousands):

	September 30, 2016	September 30, 2015
United States	$3,899,595	$3,782,361
International	723,285	742,923
Total	$4,622,880	$4,525,284

20.	Quarterly Data (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016
Total revenue	$486,115	$478,733	$477,851	$506,204	$1,948,903
Gross profit	$280,517	$273,233	$269,973	$295,680	$1,119,403
Net (loss) income	$(12,065)	$(7,046)	$(11,821)	$18,474	$(12,458)
Net (loss) income per share:
Basic	$(0.04)	$(0.02)	$(0.04)	$0.07	$(0.04)
Diluted	$(0.04)	$(0.02)	$(0.04)	$0.06	$(0.04)
Weighted average common shares outstanding:
Basic	307,794	298,021	279,373	283,139	292,129
Diluted	307,794	298,021	279,373	289,371	292,129

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2015
Total revenue	$474,019	$475,059	$477,939	$504,119	$1,931,136
Gross profit	$264,048	$272,083	$273,539	$292,924	$1,102,594
Net loss	$(50,495)	$(14,098)	$(39,390)	$(11,027)	$(115,010)
Net loss per share:
Basic	$(0.16)	$(0.04)	$(0.13)	$(0.04)	$(0.36)
Diluted	$(0.16)	$(0.04)	$(0.13)	$(0.04)	$(0.36)
Weighted average common shares outstanding:
Basic	321,751	322,879	312,680	309,281	317,028
Diluted	321,751	322,879	312,680	309,281	317,028

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework ("2013 framework"). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TouchCommerce, Inc., which was acquired on August 16, 2016, and which is included in the consolidated balance sheets as of September 30, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. TouchCommerce, Inc. constituted 0.3% and 0.4% of total assets and net assets, respectively, as of September 30, 2016, and 0.3% and 21.7% of revenues and net loss, respectively, for the year then ended. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2016, our internal control over financial reporting was effective.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2016 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(b)
Exhibits. See Exhibit Index, which is incorporated by reference in this Item. The exhibits listed in the accompanying Exhibit Index are filed herewith or incorporated by reference as part of this annual report.

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

/s/ Paul A. Ricci
Date: November 22, 2016	Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Daniel D. Tempesta
Date: November 22, 2016	Daniel D. Tempesta Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert J. Finocchio, Jr.
Date: November 22, 2016	Robert J, Finocchio, Jr., Director

/s/ Robert J. Frankenberg
Date: November 22, 2016	Robert J. Frankenberg, Director

/s/ William H. Janeway
Date: November 22, 2016	William H. Janeway, Director

/s/ Mark R. Laret
Date: November 22, 2016	Mark R. Laret, Director

/s/ Katharine A. Martin
Date: November 22, 2016	Katharine A. Martin, Director

/s/ Philip Quigley
Date: November 22, 2016	Philip Quigley, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Index #	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock	8-K	0-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	0-27038	3.2	8/20/2013
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Indenture, dated as of October 24, 2011, by and between Nuance Communications, Inc. and U.S. Bank National Association as Trustee relating to 2.75% Convertible Debentures due 2031.	8-K	0-27038	4.1	10/24/2011
4.3	Indenture, dated August 14, 2012, among Nuance Communications, Inc., the guarantors party thereto and U.S. Bank National Association, relating to 5.375% Senior Notes due 2020.	8-K	0-27038	4.1	8/14/2012
4.4	Preferred Shares Rights Agreement, dated as of August 19, 2013, by and between Nuance Communications, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent.	8-K	0-27038	4.1	8/20/2013
4.5	First Amendment to Preferred Shares Rights Agreement, dated as of August 18, 2014, by and between Nuance Communications, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent.	8-K	001-36056	4.2	8/18/2014
4.6	Indenture, dated June 16, 2015, between Nuance Communications, Inc., and U.S. Bank National Association as Trustee, relating to 1.50% Convertible Debentures due 2035.	8-K	001-36056	4.1	6/22/2015
4.7	Indenture, dated December 7, 2015, between Nuance Communications, Inc., and U.S. Bank National Association as Trustee, relating to 1.00% Senior Convertible Debentures Due 2035.	8-K	001-36056	4.1	12/7/2015
4.8	Indenture, dated as of June 21, 2016, among Nuance Communications, Inc., the guarantors party thereto and U.S. Bank National Association as Trustee relating to 6% Senior Notes due 2024.	8-K	001-36056	4.1	6/22/2016
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Amended and Restated 1995 Employee Stock Purchase Plan.	S-8	001-36056	4.2	2/6/2015
10.3	Nuance Communications, Inc. 2000 Stock Plan (as amended January 27, 2016)	10-Q	001-36056	10.1	5/10/2016

		Incorporated by Reference
Exhibit Index #	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Form of Restricted Stock Purchase Agreement for use under Nuance Communications, Inc. 2000 Stock Plan.*	10-K/A	0-27038	10.17	12/15/2006
10.5	Form of Restricted Stock Unit Purchase Agreement for use under Nuance Communications, Inc. 2000 Stock Plan.*	10-K/A	0-27038	10.18	12/15/2006
10.6	Form of Stock Option Agreement for use under Nuance Communications, Inc. 2000 Stock Plan.*	10-K/A	0-27038	10.19	12/15/2006
10.7	Amended and Restated 1995 Directors Stock Plan.	S-8	001-36056	4.3	2/6/2015
10.8	Amended & Restated Employment Agreement dated November 17, 2016 between the Registrant and Paul Ricci.*	8-K	0-27038	10.1	11/17/2016
10.9	Form of Executive Officer Employment Offer Letter*					X
10.10	Form of Change of Control and Severance Agreement for Executive Officers.*					X
10.11	Purchase Agreement, dated as of December 1, 2015 by and between Nuance Communications, Inc. and Barclays Capital Inc. and Morgan Stanley & Co. LLC as representatives of the several initial purchasers listed on Schedule I thereto.	8-K	001-36056	10.1	12/2/2015
10.12	Stock Purchase Agreement, dated as of December 1, 2015 by and between Nuance Communications, Inc. and Paul Ricci.	8-K	001-36056	10.1	12/7/2015
10.13	Stock Purchase Agreement, dated March 9, 2016, by and among Nuance Communications, Inc. and the other parties thereto (collectively, the “Icahn Group”).	8-K	001-36056	10.1	3/10/2016
10.14	Promissory Note issued by Nuance Communications, Inc. to Icahn Capital LP, dated March 15, 2016.	8-K	001-36056	10.1	3/15/2016
10.15	Revolving Credit Agreement, dated April 15, 2016, among Nuance Communications, Inc., the lenders party thereto and Barclays Bank PLC as Administrative Agent.	8-K	001-36056	10.1	4/19/2016
10.16	Guarantee and Collateral Agreement, dated April 15, 2016 among Nuance Communications, Inc., certain Nuance subsidiaries and Barclays Bank PLC as Administrative Agent.	8-K	001-36056	10.2	4/19/2016
10.17	Purchase Agreement, dated as of June 14, 2016, by and among Nuance Communications, Inc., the subsidiary guarantors party thereto and Morgan Stanley & Co. LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein.	8-K	001-36056	10.1	6/17/2016
10.18	Transition and Severance Agreement between Nuance Communications, Inc. and Earl H. Devanny III dated August 31, 2016.	8-K	001-36056	10.1	9/7/2016
14.1	Registrant’s Code of Business Conduct and Ethics	10-K	001-36056	14.1	11/19/2015
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X

Incorporated by Reference
Exhibit Index #	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Denotes management compensation plan or arrangement