Form 10-Q
period 2016-12-31
Nuance Communications, Inc.
filed 2017-02-08
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
Or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2017 was 291,563,192.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2016	2015
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Professional services and hosting	$253,417	$227,135
Product and licensing	151,752	179,050
Maintenance and support	82,489	79,930
Total revenues	487,658	486,115
Cost of revenues:
Professional services and hosting	164,892	153,259
Product and licensing	18,378	23,412
Maintenance and support	13,598	13,296
Amortization of intangible assets	15,542	15,631
Total cost of revenues	212,410	205,598
Gross profit	275,248	280,517
Operating expenses:
Research and development	66,322	70,525
Sales and marketing	101,516	100,590
General and administrative	39,790	40,501
Amortization of intangible assets	27,859	27,033
Acquisition-related costs, net	9,026	2,480
Restructuring and other charges, net	6,703	7,888
Total operating expenses	251,216	249,017
Income from operations	24,032	31,500
Other income (expense):
Interest income	1,023	883
Interest expense	(38,021)	(29,880)
Other expense, net	(610)	(6,801)
Loss before income taxes	(13,576)	(4,298)
Provision for income taxes	10,353	7,767
Net loss	$(23,929)	$(12,065)
Net loss per share:
Basic	$(0.08)	$(0.04)
Diluted	$(0.08)	$(0.04)
Weighted average common shares outstanding:
Basic	288,953	307,794
Diluted	288,953	307,794
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Net loss	$(23,929)	$(12,065)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(30,566)	(8,904)
Pension adjustments	118	74
Unrealized loss on marketable securities	(31)	(67)
Total other comprehensive loss, net	(30,479)	(8,897)
Comprehensive loss	$(54,408)	$(20,962)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$961,607	$481,620
Marketable securities	133,684	98,840
Accounts receivable, less allowances for doubtful accounts of $11,492 and $11,038	384,639	380,004
Prepaid expenses and other current assets	93,640	78,126
Total current assets	1,573,570	1,038,590
Marketable securities	42,174	27,632
Land, building and equipment, net	178,220	185,169
Goodwill	3,503,442	3,508,879
Intangible assets, net	762,322	762,220
Other assets	135,402	138,980
Total assets	$6,195,130	$5,661,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$977,458	$—
Contingent and deferred acquisition payments	67,363	9,468
Accounts payable	70,758	94,599
Accrued expenses and other current liabilities	183,442	237,659
Deferred revenue	399,299	349,173
Total current liabilities	1,698,320	690,899
Long-term portion of debt	1,961,230	2,433,152
Deferred revenue, net of current portion	403,155	386,960
Deferred tax liabilities	120,189	115,435
Other liabilities	86,532	103,694
Total liabilities	4,269,426	3,730,140

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 295,187 and 291,384 shares issued and 291,436 and 287,633 shares outstanding, respectively	295	291
Additional paid-in capital	2,541,770	2,492,992
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(146,613)	(116,134)
Accumulated deficit	(452,960)	(429,031)
Total stockholders’ equity	1,925,704	1,931,330
Total liabilities and stockholders’ equity	$6,195,130	$5,661,470
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2016	2015
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(23,929)	$(12,065)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,006	58,275
Stock-based compensation	39,130	42,348
Non-cash interest expense	13,039	8,636
Deferred tax provision (benefit)	2,006	(351)
Loss on extinguishment of debt	—	4,851
Other	1,856	393
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,713)	(3,894)
Prepaid expenses and other assets	(15,999)	(20,097)
Accounts payable	(21,244)	(5,940)
Accrued expenses and other liabilities	5,841	305
Deferred revenue	75,907	68,680
Net cash provided by operating activities	124,900	141,141
Cash flows from investing activities:
Capital expenditures	(11,399)	(20,555)
Payments for business and technology acquisitions, net of cash acquired	(22,949)	(674)
Purchases of marketable securities and other investments	(72,797)	(17,070)
Proceeds from sales and maturities of marketable securities and other investments	10,105	14,128
Net cash used in investing activities	(97,040)	(24,171)
Cash flows from financing activities:
Payments of debt	—	(511,844)
Proceeds from issuance of long-term debt, net of issuance costs	495,000	664,605
Payments for repurchase of common stock	—	(189,580)
Net payments on other long-term liabilities	(87)	(851)
Proceeds from issuance of common stock from employee stock plans	45	36
Cash used to net share settle employee equity awards	(40,360)	(52,171)
Net cash provided by (used in) financing activities	454,598	(89,805)
Effects of exchange rate changes on cash and cash equivalents	(2,471)	39
Net increase in cash and cash equivalents	479,987	27,204
Cash and cash equivalents at beginning of period	481,620	479,449
Cash and cash equivalents at end of period	$961,607	$506,653
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in our latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The results of operations for the three months ended December 31, 2016 and 2015, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
We have evaluated subsequent events from December 31, 2016 through the date of the issuance of these consolidated financial statements and have determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

2.	Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
Effective October 1, 2016, we implemented Accounting Standards Update ("ASU") No. 2015-02, “Amendments to the Consolidation Analysis” ("ASU 2015-02"). The amendments in ASU 2015-02 provide guidance on evaluating whether a company should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The implementation of ASU 2015-02 had no impact on our consolidated financial statements.
Effective October 1, 2016, we implemented ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), to provide guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. The implementation of ASU 2014-15 had no impact on our consolidated financial statements.
Effective October 1, 2016, we implemented ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The implementation of ASU 2014-12 had no impact on our consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 permits two methods of adoption: (i) retrospective to each prior reporting period presented; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date.  Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019 and we do not plan to early adopt. In the first quarter of fiscal 2017, we commenced a project to assess the potential impact of the new standard on our consolidated financial statements and related disclosures. This project also includes the assessment and enhancement of our internal processes and systems to address the new standard.  At this time, we have not yet selected a transition method.

3.	Business Acquisitions
As part of our business strategy, we have acquired, and may acquire in the future, certain businesses and technologies primarily to expand our products and service offerings.
Fiscal Year 2017 Acquisitions
During the first quarter of fiscal year 2017, we acquired several businesses in our Enterprise and Healthcare segments that were not significant individually or in the aggregate. The total aggregate consideration for these acquisitions was $26.1 million including an estimated fair value for future contingent payments. The results of operations of these acquisitions have been included in our financial results since their respective acquisition dates.
Pro forma results of operations have not been presented because the effects of the business combinations completed in the first quarter of fiscal year 2017, individually and in aggregate, were neither material nor significant to our consolidated financial

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results. We have also not presented revenue or the results of operations for each of these business combinations, from the date of acquisition, as they were similarly neither material nor significant to our consolidated financial results.
The fair value estimates for the assets acquired and liabilities assumed for acquisitions completed during the first quarter of fiscal year 2017 were based upon preliminary calculations and valuations, and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain assets and liabilities acquired. There were no significant changes to the fair value estimates during the current year.
Fiscal Year 2016 Acquisitions
Acquisition of TouchCommerce, Inc.
In August 2016, we acquired all of the outstanding stock of TouchCommerce. TouchCommerce is a provider of omni-channel solutions to engage their customers on any device through online chat, guides, personalized content, and other automated tools, resulting in enhanced customer experience, increased revenue and reduced support costs. We expect this acquisition to expand our customer care solutions with a range of new digital engagement offerings, including live chat, customer analytics and personalization solutions within our Enterprise segment. We expect to be able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty and improve business results. The aggregate consideration for this transaction was $218.1 million, and included $113.0 million paid in cash and $85.0 million paid in our common stock. The remaining $20.1 million is expected to be paid in November 2017 at the conclusion of an indemnity period in either cash or our common stock, at our election. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not deductible for tax purposes. The results of operations for this acquisition have been included in our Enterprise segment from the acquisition date.
A summary of the preliminary allocation of the purchase consideration for our TouchCommerce acquisition is as follows (dollars in thousands):

Touch-Commerce
Purchase consideration:
Cash	$113,008
Common stock(a)	85,000
Deferred acquisition payment	20,140
Total purchase consideration	$218,148

Allocation of the purchase consideration:
Cash	$137
Accounts receivable(b)	14,897
Goodwill	117,924
Identifiable intangible assets(c)	110,800
Other assets	1,521
Total assets acquired	245,279
Current liabilities	(4,198)
Deferred tax liability	(19,515)
Deferred revenue	(2,784)
Other long term liabilities	(634)
Total liabilities assumed	(27,131)
Net assets acquired	$218,148

(a)	5,749,807 shares of our common stock valued at $14.78 per share were issued at closing.

(b)	Accounts receivable have been recorded at their estimated fair values and the fair value reserve was not material.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	TouchCommerce
	Amount	Weighted Average Life (Years)
Core and completed technology	$26,000	6.0
Customer relationships	81,600	10.0
Trade names	3,200	5.0
Total	$110,800
Other Fiscal Year 2016 Acquisitions
During fiscal year 2016, we acquired several other businesses in our Healthcare segment that were not significant individually or in the aggregate. The total aggregate cash consideration for these acquisitions was $50.1 million including an estimated fair value for future contingent payments. The results of operations of these acquisitions have been included in our financial results since their respective acquisition dates.
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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended December 31,
	2016	2015
Transition and integration costs	$3,710	$996
Professional service fees	5,017	1,403
Acquisition-related adjustments	299	81
Total	$9,026	$2,480

4.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the three months ended December 31, 2016, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2016	$3,508,879	$762,220
Acquisitions	15,783	45,133
Purchase accounting adjustments	(431)	—
Amortization	—	(43,401)
Effect of foreign currency translation	(20,789)	(1,630)
Balance at December 31, 2016	$3,503,442	$762,322

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of fiscal year 2017, we acquired a speech patent portfolio for total cash consideration of $35.0 million which was paid in January 2017.

5.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At December 31, 2016 and September 30, 2016, we had outstanding contracts with a total notional value of $196.1 million and $215.2 million, respectively.
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
Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in other expense, net in our consolidated statements of operations. We have no outstanding shares subject to security price guarantees at December 31, 2016.

The following table provides a quantitative summary of the fair value of our derivative instruments as of December 31, 2016 and September 30, 2016 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		December 31, 2016	September 30, 2016
Foreign currency contracts	Prepaid expenses and other current assets	$2,235	$335
Net fair value of non-hedge derivative instruments		$2,235	$335
The following tables summarize the activity of derivative instruments for the three months ended December 31, 2016 and 2015 (dollars in thousands):

		Three Months Ended December 31,
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2016	2015
Foreign currency contracts	Other expense, net	$(11,615)	$(3,373)
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
The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs based on the best information available, including management’s estimates and assumptions.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and September 30, 2016 consisted of (dollars in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$815,794	$—	$—	$815,794
US government agency securities(a)	1,003	—	—	1,003
Time deposits(b)	—	44,573	—	44,573
Commercial paper, $59,158 at cost(b)	—	59,192	—	59,192
Corporate notes and bonds, $72,105 at cost(b)	—	72,094	—	72,094
Foreign currency exchange contracts(b)	—	2,235	—	2,235
Total assets at fair value	$816,797	$178,094	$—	$994,891
Liabilities:
Contingent acquisition payments(c)	—	—	(8,961)	(8,961)
Total liabilities at fair value	$—	$—	$(8,961)	$(8,961)

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$331,419	$—	$—	$331,419
US government agency securities(a)	1,002	—	—	1,002
Time deposits(b)	—	33,794	—	33,794
Commercial paper, $38,108 at cost(b)	—	38,142	—	38,142
Corporate notes and bonds, $54,484 at cost(b)	—	54,536	—	54,536
Foreign currency exchange contracts(b)	—	335	—	335
Total assets at fair value	$332,421	$126,807	$—	$459,228
Liabilities:
Contingent acquisition payments(c)	$—	$—	$(8,240)	$(8,240)
Total liabilities at fair value	$—	$—	$(8,240)	$(8,240)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)
The fair values of our time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. The commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 0.76 years as of December 31, 2016.

(c)
The fair value of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended December 31,
	2016	2015
Balance at beginning of period	$8,240	$15,961
Earn-out liabilities established at time of acquisition	1,653	—
Payments and foreign currency translation	(1,498)	462
Adjustments to fair value included in acquisition-related costs, net	566	478
Balance at end of period	$8,961	$16,901
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
Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2019. As of December 31, 2016, we could be required to pay up to $17.4 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from future product sales and the risk adjusted discount rate for the fair value measurement.

7.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2016	September 30, 2016
Compensation	$86,894	$154,028
Accrued interest payable	34,322	20,409
Cost of revenue related liabilities	18,723	19,351
Consulting and professional fees	18,251	18,001
Facilities related liabilities	7,934	7,382
Sales and marketing incentives	3,949	6,508
Sales and other taxes payable	2,488	2,708
Other	10,881	9,272
Total	$183,442	$237,659

8.	Deferred Revenue
Deferred maintenance revenue consists of prepaid fees received for post-contract customer support for our products, including telephone support and the right to receive unspecified upgrades/updates on a when-and-if-available basis. Unearned

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue includes fees for up-front set-up of the service environment; fees charged for on-demand service; certain software arrangements for which we do not have fair value of post-contract customer support, resulting in ratable revenue recognition for the entire arrangement on a straight-line basis; and fees in excess of estimated earnings on percentage-of-completion service contracts.
Deferred revenue consisted of the following (dollars in thousands):

	December 31, 2016	September 30, 2016
Current liabilities:
Deferred maintenance revenue	$167,704	$165,902
Unearned revenue	231,595	183,271
Total current deferred revenue	$399,299	$349,173
Long-term liabilities:
Deferred maintenance revenue	$56,210	$59,955
Unearned revenue	346,945	327,005
Total long-term deferred revenue	$403,155	$386,960

9.	Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for excess facility space and other contract termination costs. Other charges may include gains or losses on non-controlling strategic equity interests, litigation contingency reserves, costs related to a transition agreement for our Chief Executive Officer, and gains or losses on the sale or disposition of certain non-strategic assets or product lines.
The following table sets forth accrual activity relating to restructuring reserves for the three months ended December 31, 2016 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2016	$2,661	$11,132	$13,793
Restructuring charges, net	3,651	1,899	5,550
Non-cash adjustment	—	89	89
Cash payments	(4,749)	(1,894)	(6,643)
Balance at December 31, 2016	$1,563	$11,226	$12,789
Restructuring and other charges, net by component and segment are as follows (dollars in thousands):

	Three Months Ended December 31,
	2016					2015
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,984	$277	$2,261	$—	$2,261	$701	$—	$701	$—	$701
Mobile	213	—	213	—	213	2,182	602	2,784	—	2,784
Enterprise	424	607	1,031	—	1,031	1,084	20	1,104	—	1,104
Imaging	361	351	712	—	712	213	—	213	—	213
Corporate	669	664	1,333	1,153	2,486	378	2,708	3,086	—	3,086
Total	$3,651	$1,899	$5,550	$1,153	$6,703	$4,558	$3,330	$7,888	$—	$7,888

Fiscal Year 2017
During the three months ended December 31, 2016, we recorded restructuring charges of $5.6 million. The restructuring

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges for the three months ended December 31, 2016 included $3.7 million for severance related to the reduction of approximately 90 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $1.9 million charge for the closure of certain excess facility space. In addition, during the three months ended December 31, 2016, we have recorded certain other charges that totaled $1.2 million for costs related to a transition agreement for our Chief Executive Officer as communicated on our Form 8-K filed on November 17, 2016.
We expect that the remaining severance payments of $1.6 million will be substantially paid by the end of fiscal year 2017. We expect that the remaining payments of $11.2 million for the closure of excess facility space will be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
Fiscal Year 2016
During the three months ended December 31, 2015, we recorded restructuring charges of $7.9 million. The restructuring charges for the three months ended December 31, 2015 included $4.6 million for severance related to the reduction of approximately 110 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $3.3 million charge for the closure of certain excess facility space.

10.	Debt and Credit Facilities
At December 31, 2016 and September 30, 2016, we had the following long-term borrowing obligations (dollars in thousands):

	December 31, 2016	September 30, 2016
5.375% Senior Notes due 2020, net of unamortized premium of $2.8 million and $3.0 million, respectively, and deferred issuance costs of $6.9 million and $7.3 million, respectively. Effective interest rate 5.28%.	$1,045,968	$1,046,851
5.625% Senior Notes due 2026, net of deferred issuance costs of $6.5 million. Effective interest rate 5.625%.	493,471	—
6.000% Senior Notes due 2024, net of deferred issuance costs of $2.3 million and $2.4 million, respectively. Effective interest rate 6.00%.	297,678	297,601
1.00% Convertible Debentures due 2035, net of unamortized discount of $158.0 million and $163.5 million, respectively, and deferred issuance costs of $7.9 million and $8.2 million, respectively. Effective interest rate 5.62%.	510,589	504,712
2.75% Convertible Debentures due 2031, net of unamortized discount of $14.9 million and $19.2 million, respectively, and deferred issuance costs of $0.9 million and $1.1 million, respectively. Effective interest rate 7.43%.	379,762	375,208
1.50% Convertible Debentures due 2035, net of unamortized discount of $49.5 million and $51.7 million, respectively, and deferred issuance costs of $1.8 million and $1.9 million, respectively. Effective interest rate 5.39%.	212,643	210,286
Deferred issuance costs related to our Revolving Credit Facility	(1,423)	(1,506)
Total long-term debt	$2,938,688	$2,433,152
Less: current portion	977,458	—
Non-current portion of long-term debt	$1,961,230	$2,433,152

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of our borrowing obligations as of December 31, 2016 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes	Total
2017	$—	$600,000	$600,000
2018	395,534	—	395,534
2019	—	—	—
2020	—	450,000	450,000
2021	—	—	—
Thereafter	940,383	800,000	1,740,383
Total before unamortized discount	1,335,917	1,850,000	3,185,917
Less: unamortized discount and issuance costs	(232,923)	(14,306)	(247,229)
Total long-term debt	$1,102,994	$1,835,694	$2,938,688

(1)
Holders of the 1.0% 2035 Debentures have the right to require us to redeem the debentures on December 15, 2022, 2027 and 2032. Holders of the 2031 Debentures have the right to require us to redeem the debentures on November 1, 2017, 2021, and 2026. Holders of the 1.5% 2035 Debentures have the right to require us to redeem the debentures on November 1, 2021, 2026, and 2031.

The estimated fair value of our long-term debt approximated $3,152.6 million (face value $3,185.9 million) and $2,630.3 million (face value $2,687.1 million) at December 31, 2016 and September 30, 2016, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes and the Convertible Debentures are traded and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the Revolving Credit Facility at December 31, 2016 or September 30, 2016.
5.375% Senior Notes due 2020
In August 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. In October 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes (collectively the “2020 Senior Notes”). The 2020 Senior Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The 2020 Senior Notes are our unsecured senior obligations and are guaranteed on an unsecured senior basis by certain of our domestic subsidiaries, ("the Subsidiary Guarantors"). The 2020 Senior Notes and guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The 2020 Senior Notes and guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the 2020 Senior Notes.
In January 2017, we repurchased $600.0 million in aggregate principal amount of our 2020 Senior Notes using cash and cash equivalents and the net proceeds from our 2026 Senior Notes issued in December 2015. In January 2017, we recorded an extinguishment loss of $18.4 million. In accordance with the authoritative guidance for debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt, including any unamortized debt discount or issuance costs. Following this activity, $450.0 million in aggregate principal amount of our 2020 Senior Notes remain outstanding. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through August 2020.
5.625% Senior Notes due 2026
In December 2016, we issued $500.0 million aggregate principal amount of 5.625% Senior Notes due on December 15, 2026 (the "2026 Senior Notes") in a private placement. The proceeds from the 2026 Senior Notes were approximately $495.0 million, net of issuance costs, and we used the proceeds to repurchase a portion of our 2020 Senior Notes. The 2026 Senior Notes bear interest at 5.625% per year, payable in cash semi-annually in arrears, beginning on June 15, 2017.
The 2026 Senior Notes are unsecured senior obligations and are guaranteed on an unsecured senior basis by our Subsidiary Guarantors. The 2026 Senior Notes and the guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors’ existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors’ future

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unsecured subordinated debt. The 2026 Senior Notes and guarantees effectively rank junior to all our secured debt and that of the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the 2026 Senior Notes.
At any time before December 15, 2021, we may redeem all or a portion of the 2026 Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2026 Senior Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest to, but excluding, the redemption date. At any time on or after December 15, 2021, we may redeem all or a portion of the 2026 Senior Notes at certain redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time before December 15, 2021, we may redeem up to 35% of the aggregate outstanding principal amount of the 2026 Senior Notes with the net cash proceeds received by us from certain equity offerings at a price equal to 105.625% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided that the redemption occurs no later than 120 days after the closing of the related equity offering, and at least 50% of the original aggregate principal amount of the 2026 Senior Notes remains outstanding immediately thereafter.
Upon the occurrence of certain asset sales or a change in control, we must offer to repurchase the 2026 Senior Notes at a price equal to 100% in the case of an asset sale, or 101% in the case of a change of control, of the principal amount plus accrued and unpaid interest to, but excluding, the repurchase date.
6.0% Senior Notes due 2024
In June 2016, we issued $300.0 million aggregate principal amount of 6.0% Senior Notes due on July 1, 2024 (the "2024 Senior Notes") in a private placement. The proceeds from the 2024 Senior Notes were approximately $297.5 million, net of issuance costs. The 2024 Senior Notes bear interest at 6.0% per year, payable in cash semi-annually in arrears. The 2024 Senior Notes are unsecured senior obligations and are guaranteed on an unsecured senior basis by our Subsidiary Guarantors. The 2024 Senior Notes and the guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors’ existing and future unsecured senior debt, and rank senior in right of payment to all of our and the Subsidiary Guarantors’ future unsecured subordinated debt. The 2024 Senior Notes and guarantees effectively rank junior to all our secured debt and that of the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the 2024 Senior Notes.
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”). We used a portion of the proceeds to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) and to repay the aggregate principal balance of $472.5 million on the term loan. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $27.22 per share. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of December 31, 2016 and September 30, 2016, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In October 2011, we issued $690.0 million in aggregate principal amount of 2.75% Senior Convertible Debentures due in 2031 in a private placement. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $32.30 per share. At issuance, we allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2017.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our 1.5% 2035 Debentures. In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. Upon repurchase we recorded an extinguishment loss of $2.4 million in other expense, net, in the accompanying consolidated statements of operations. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs. Following this activity, $395.5 million in aggregate principal amount of our 2031 Debentures remain outstanding. As of December 31, 2016, the remaining aggregate outstanding principal balance has been classified as current portion of long-term debt on the consolidated balance sheet as the holders have the right to require us to redeem on November 1, 2017. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through November 2017. As of December 31, 2016 and September 30, 2016, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021. As of December 31, 2016 and September 30, 2016, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
In April 2016, we entered into a credit agreement that provides for a $242.5 million revolving credit line, including letters of credit (together, the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 15, 2021. As of December 31, 2016, issued letters of credit in the aggregate amount of $4.3 million were treated as issued and outstanding when calculating the borrowing availability under the Revolving Credit Facility. As of December 31, 2016, we had $238.2 million available for additional borrowing under the Revolving Credit Facility. Any amounts outstanding under the Revolving Credit Facility will bear interest, at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all assets of ours and our Subsidiary Guarantors. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default.

11.	Stockholders' Equity
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. Since the commencement of the program, we have repurchased 40.7 million shares for $707.5 million. These shares were retired upon repurchase. Approximately $292.5 million remained available for share repurchases as of December 31, 2016 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Net Loss Per Share
As of December 31, 2016 and 2015, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to our net loss position. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 9.9 million and 10.0 million shares for the three months ended December 31, 2016 and 2015, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

13.	Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended December 31,
	2016	2015
Cost of professional services and hosting	$8,410	$7,757
Cost of product and licensing	92	122
Cost of maintenance and support	977	1,068
Research and development	8,490	9,933
Selling and marketing	11,969	12,837
General and administrative	9,192	10,631
Total	$39,130	$42,348
Stock Options
The table below summarizes activity relating to stock options for the three months ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2016	1,965,826	$15.01
Exercised	(915,779)	$13.55
Outstanding at December 31, 2016	1,050,047	$16.29	1.0 year	$0.2	million
Exercisable at December 31, 2016	1,050,038	$16.29	1.0 year	$0.2	million
Exercisable at December 31, 2015	2,113,030	$14.81	1.4 years	$10.7	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market price of our common stock on December 31, 2016 ($14.90) and the exercise price of the underlying options.

The weighted-average intrinsic value of stock options exercised during the three months ended December 31, 2016 and 2015 was $0.7 million and $7.6 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units
Restricted units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activity relating to restricted units for the three months ended December 31, 2016:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2016	4,224,488	5,884,023
Granted	2,359,758	4,697,434
Earned/released	(1,748,874)	(3,728,611)
Forfeited	(376,061)	(226,008)
Outstanding at December 31, 2016	4,459,311	6,626,838
Weighted average remaining recognition period of outstanding restricted units	1.8 years	1.8 years
Unearned stock-based compensation expense of outstanding restricted units	$63.5 million	$73.4 million
Aggregate intrinsic value of outstanding restricted units(a)	$66.4 million	$98.8 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of our common stock on December 31, 2016 ($14.90) and the purchase price of the underlying restricted units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all restricted units vested during the periods noted is as follows:

	Three Months Ended December 31,
	2016	2015
Weighted-average grant-date fair value per share	$15.90	$20.40
Total intrinsic value of shares vested (in millions)	$88.3	$115.6
Restricted Stock Awards
Restricted stock awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to restricted stock awards for the three months ended December 31, 2016:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2016	—	$—
Granted	250,000	$15.55
Outstanding at December 31, 2016	250,000	$15.55
Weighted average remaining recognition period of outstanding restricted stock awards	0.8 years
Unearned stock-based compensation expense of outstanding restricted stock awards	$3.3 million
Aggregate intrinsic value of outstanding restricted stock awards(a)	$3.7 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of our common stock on December 31, 2016 ($14.90) and the purchase price of the underlying restricted stock awards.

No restricted stock awards vested during the three months ended December 31, 2016. The weighted-average intrinsic value of restricted stock awards vested during the three months ended December 31, 2015 was $4.3 million.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
The components of loss before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2016	2015
Domestic	$(47,583)	$(29,002)
Foreign	34,007	24,704
Loss before income taxes	$(13,576)	$(4,298)
The components of provision from income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2016	2015
Domestic	$4,159	$4,537
Foreign	6,194	3,230
Provision for income taxes	$10,353	$7,767
Effective tax rate	(76.3)%	(180.7)%

The effective income tax rate was (76.3)% and (180.7)% for the three months ended December 31, 2016 and December 31, 2015, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance and accordingly provide no benefit to the provision as well as an increase to indefinite lived deferred tax liabilities. This is partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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
At December 31, 2016 and September 30, 2016, we had gross tax effected unrecognized tax benefits of $28.0 million and $27.3 million, respectively, and is included in other long-term liabilities. If these benefits were recognized, they would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment or by depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three Months Ended
	December 31,
	2016	2015
Segment revenues(a):
Healthcare	$239,208	$248,084
Mobile	91,784	96,403
Enterprise	112,938	88,776
Imaging	52,089	61,607
Total segment revenues	496,019	494,870
Less: acquisition-related revenues adjustments	(8,361)	(8,755)
Total consolidated revenues	487,658	486,115
Segment profit:
Healthcare	78,567	81,229
Mobile	33,471	33,764
Enterprise	31,958	26,211
Imaging	17,616	26,985
Total segment profit	161,612	168,189
Corporate expenses and other, net	(30,959)	(30,720)
Acquisition-related revenues and cost of revenues adjustments	(8,361)	(8,589)
Stock-based compensation	(39,130)	(42,348)
Amortization of intangible assets	(43,401)	(42,664)
Acquisition-related costs, net	(9,026)	(2,480)
Restructuring and other charges, net	(6,703)	(7,888)
Costs associated with IP collaboration agreements	—	(2,000)
Other expense, net	(37,608)	(35,798)
Loss before income taxes	$(13,576)	$(4,298)

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

No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2016	2015
United States	$349,170	$355,814
International	138,488	130,301
Total revenues	$487,658	$486,115

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

•
Healthcare.  Trends in our healthcare business include growing customer preference for hosted solutions and subscription-based license models and increased use of mobile devices to access healthcare systems and create clinical documentation within electronic health record systems. In addition, we are experiencing growing demand for integrated solutions, combining our Dragon Medical and hosted transcription offerings. The volume processed in our hosted transcription services has continued to erode as customers adopt electronic medical record systems and our Dragon Medical solutions. This decline has been partially offset by new customer wins and the increased sale of integrated solutions of our transcription and Dragon Medical offerings. We have also experienced declines in our Dragon Medical perpetual license revenue as customers shift toward Dragon Medical cloud offerings. These cloud offerings are enabling the expansion of our Dragon Medical solutions to include new clinical language understanding and artificial intelligence innovations, providing real time queries to the physician at the point of care. We believe an important trend in the healthcare market is the desire to improve efficiency in the coding and revenue cycle management process. Our solutions reduce costs by increasing automation of this important workflow and also enable hospitals to improve documentation used to support billings. The industry’s shift in international classification of diseases ("ICD") from ICD-9 to ICD-10, together with evolving reimbursement reform that is increasingly focused on clinical outcomes, has increased the complexity of the clinical documentation and coding processes. This shift is reinforcing our customers’ desire for improved efficiency. We are investing to expand our product set to address the various opportunities, including deeper integration with our clinical documentation solutions; investing in our cloud-based products and operations; entering new and adjacent markets such as ambulatory care; and expanding our international capabilities.

•
Mobile.  Trends in our mobile business include automotive original equipment manufacturers ("OEM") differentiating their offerings by using voice and content to provide an enhanced experience for drivers; consumer electronics companies and cable operators competing to develop virtual assistant technologies for the home; geographic expansion of our mobile operator services; and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, and third-party applications. The more powerful capabilities within automobiles and mobile devices require us to supply a broader portfolio of specialized virtual assistants and connected services providing voice recognition, content integration, text-to-speech, and natural language understanding capabilities. We continued to see increased demand for our enhanced offerings that combined speech and natural language understanding technology with artificial intelligence particularly from large automotive OEMs for our embedded and connected solutions. We are continuing to see a decline in our devices revenue resulting from the consolidation of the device market to a small number of customers as well as increased competition in voice recognition and natural language solutions and services sold to device OEMs. We continue to see demand involving the sale and delivery of both software and non-software related services, as well as products to help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional perpetual licensing of our Mobile products and solutions. Although this has a negative impact on near-term revenue, we believe this model will build more predictable revenues over time. We are investing in the expansion of the cloud capabilities and content of our automotive solutions; machine learning technologies, expansion across the Internet of Things in our devices solutions; and go-to market strategies with mobile operators.

•
Enterprise.  Trends in our enterprise business include increasing interest in the use of mobile applications and web sites to access customer care systems and records, voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. In addition, for large enterprise businesses around the world, customer service interactions are accelerating toward more pervasive digital engagement across web, mobile and social platforms. In order to acquire and retain customers, enterprises need to be able to provide a customer service experience when and how the customer desires. This is creating a growing market opportunity for our omni-channel enterprise solutions, and with the acquisition of TouchCommerce, Inc., which closed during the fourth quarter of fiscal year 2016, we will be able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty and improve business results. In fiscal year 2016, revenues and bookings from on-demand solutions continued to increase, as a growing proportion of customers choose our cloud-based solutions for call center, web and mobile customer care solutions. We expect these trends to continue in fiscal year 2017. We are investing to extend our technology capabilities with intelligent self-service and artificial intelligence for customer service; extend the market for our on-demand omni-channel enterprise solutions into international markets; expand our sales and solutions for voice biometrics; and expand our on-premise product and services portfolio.

•
Imaging.  The imaging market is evolving to include more networked solutions to multi-function printing ("MFP") devices, as well as more mobile access to those networked solutions, and away from packaged software. We are investing to merge the scan and print technology platforms to improve mobile access to our solutions and technologies; expand our distribution channels and embedding relationships; and expand our language coverage for optical character recognition ("OCR") in order to drive a more comprehensive and compelling offering to our partners.

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenues, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of these key financial metrics is as follows:
For the three months ended December 31, 2016, as compared to the three months ended December 31, 2015:

•	Total revenues increased by $1.5 million to $487.7 million;

•	Net loss increased by $11.9 million to a loss of $23.9 million;

•	Gross margins decreased by 1.3 percentage points to 56.4%;

•	Operating margins decreased by 1.6 percentage points to 4.9%; and

•	Cash provided by operating activities decreased $16.2 million to $124.9 million.
As of December 31, 2016, as compared to December 31, 2015:

•	Total deferred revenue increased 9.5% from $732.7 million to $802.5 million driven primarily by our hosting solutions, most notably for our automotive connected services in our Mobile segment.
In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics for the quarter ended December 31, 2016, as compared to the quarter ended December 31, 2015, is as follows:

•	Net new bookings increased 23.2% from one year ago to $380.3 million. The net new bookings growth benefited from strong bookings performance in our Healthcare and Mobile segments.
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

•
Recurring revenue represented 72.4% and 67.1% of total revenue for three months ended December 31, 2016 and December 31, 2015, respectively. Recurring revenue represents the sum of recurring product and licensing, hosting, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements;

•
Annualized line run-rate in our on-demand healthcare solutions decreased 10% from one year ago to approximately 4.7 billion lines per year. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Estimated three-year value of total on-demand contracts at December 31, 2016 increased 11% from one year ago to approximately $2.5 billion. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on assumptions used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Professional services and hosting	$253.4	$227.1	$26.3	11.6%
Product and licensing	151.8	179.1	(27.3)	(15.2)%
Maintenance and support	82.5	79.9	2.6	3.2%
Total Revenues	$487.7	$486.1	$1.5	0.3%
United States	$349.2	$355.8	$(6.6)	(1.9)%
International	138.5	130.3	8.2	6.3%
Total Revenues	$487.7	$486.1	$1.5	0.3%
The geographic split for the three months ended December 31, 2016, was 72% of total revenues in the United States and 28% internationally, as compared to 73% of total revenues in the United States and 27% internationally for the same period last year.
Professional Services and Hosting Revenue
Professional services revenue primarily consists of consulting, implementation and training services for customers. Hosting revenue primarily relates to delivering on-demand hosted services such as medical transcription, automated customer care applications, mobile operator services, and mobile infotainment, and search and transcription, over a specified term. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Professional services revenue	$60.1	$49.7	$10.5	21.1%
Hosting revenue	193.3	177.4	15.9	8.9%
Professional services and hosting revenue	$253.4	$227.1	$26.3	11.6%
As a percentage of total revenue	52.0%	46.7%
Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
The increase in professional services and hosting revenue was driven by a $15.9 million increase in hosting revenue and a $10.5 million increase in professional services revenue. In our hosting business, Enterprise hosting revenue increased $15.6 million primarily driven by strength across many of our omni-channel cloud offerings including revenue from a recent acquisition. Mobile on-demand revenue grew $4.1 million primarily driven by continued trend toward cloud-based services in our automotive solutions. These increases were partially offset by a $3.8 million decrease in the Healthcare hosting revenue as we continue to experience some erosion in our transcription services which is partially offset by growth in our Dragon Medical cloud revenue as we continued to transition to cloud offerings. In our professional services business, revenue increased $8.8 million in our Healthcare segment driven by an acquisition in fiscal year 2016.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Product and licensing revenue	$151.8	$179.1	$(27.3)	(15.2)%
As a percentage of total revenue	31.1%	36.8%
Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015

The decrease in product and licensing revenue consisted of a $13.6 million decrease in our Healthcare segment, a $9.6 million decrease in our Mobile segment, and an $8.0 million decrease in our Imaging segment, partially offset by a $4.0 million increase in our Enterprise segment. The revenue decrease in our Healthcare segment was mainly driven by lower revenues from our Dragon Medical perpetual license sales as we transition from perpetual to cloud and subscription models. The revenue decrease in our Mobile business was driven by a decline in devices revenue resulting from deterioration in mature markets, partially offset by revenue growth in our automotive business. The revenue decrease in our Imaging segment was mainly driven by lower sales of our MFP products. These decreases were partially offset with higher license sales within our Enterprise segment.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Maintenance and support revenue	$82.5	$79.9	$2.6	3.2%
As a percentage of total revenue	16.9%	16.4%
Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
The increase in maintenance and support revenue was driven primarily by our Enterprise, Healthcare and Imaging segments.
Costs and Expenses
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

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Cost of professional services and hosting revenue	$164.9	$153.3	$11.6	7.6%
As a percentage of professional services and hosting revenue	65.1%	67.5%
Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
The increase in cost of professional services and hosting revenue was primarily driven by higher compensation expense in our Healthcare and Enterprise segments driven by recent acquisitions as well as higher stock-based compensation expense. These increases were partially offset by reduction in medical transcription expense in our Healthcare segment and Mobile cloud-based services expenses as a result of our cost-savings initiatives including our on-going efforts to move costs and activities to lower-cost countries. Gross margins increased 2.4 percentage points primarily driven by margin expansion in our cloud-based services within our Mobile segment, partially offset by higher professional services revenue in our Healthcare segment which carries a lower gross margin.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Cost of product and licensing revenue	$18.4	$23.4	$(5.0)	(21.5)%
As a percentage of product and licensing revenue	12.1%	13.1%

Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
The decrease in cost of product and licensing revenue was primarily driven by lower costs in our Healthcare segment. Gross margins increased 1.0 percentage points, primarily driven by higher revenues from higher margin license products in our Enterprise segment.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Cost of maintenance and support revenue	$13.6	$13.3	$0.3	2.3%
As a percentage of maintenance and support revenue	16.5%	16.6%
Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
The increase in cost of maintenance and support revenue was primarily driven by higher compensation related expense with flat gross margins.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Research and development expense	$66.3	$70.5	$(4.2)	(6.0)%
As a percentage of total revenue	13.6%	14.5%
Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
The decrease in research and development expense was primarily attributable to a reduction of $3.2 million in total compensation costs, including stock-based compensation, as we benefited from our cost-savings initiatives including our restructuring plans and our on-going efforts to move costs and activities to lower-cost countries during the period.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Sales and marketing expense	$101.5	$100.6	$0.9	0.9%
As a percentage of total revenue	20.8%	20.7%
Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
The increase in sales and marketing expense was primarily attributable to a $5.0 million increase in total compensation and commission costs, including stock-based compensation expense, partially offset by a $3.1 million decrease in marketing and channel program spending and a decrease of $2.0 million as a result of the conclusion of exclusive commercialization rights under a collaboration agreement during the second quarter of fiscal year 2016.

General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
General and administrative expense	$39.8	$40.5	$(0.7)	(1.8)%
As a percentage of total revenue	8.2%	8.3%
Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
The decrease in general and administrative expense was primarily attributable decrease in total compensation costs, including stock-based compensation.
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

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Cost of revenue	$15.5	$15.6	$(0.1)	(0.6)%
Operating expenses	27.9	27.0	0.8	3.1%
Total amortization expense	$43.4	$42.7	$0.7	1.7%
As a percentage of total revenue	8.9%	8.8%
The increase in total amortization of intangible assets for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, was primarily attributable to acquired customer relationship assets from recent acquisitions.
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

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Transition and integration costs	$3.7	$1.0	$2.7	272.5%
Professional service fees	5.0	1.4	3.6	257.6%
Acquisition-related adjustments	0.3	0.1	0.2	269.1%
Total acquisition-related costs, net	$9.0	$2.5	$6.5	264.0%
As a percentage of total revenue	1.9%	0.5%
Included in transition and integration costs for the three months ended December 31, 2016 is $2.7 million related to contingent retention payments for recent acquisitions closed during fiscal year 2016 and the first quarter of fiscal year 2017.

Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature and are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for excess facility space and other contract termination costs. Other charges may include gains or losses on non-controlling strategic equity interests, litigation contingency reserves, costs related to a transition agreement for our Chief Executive Officer, and gains or losses on the sale or disposition of certain non-strategic assets or product lines.
Restructuring and other charges, net by component and segment for the three months ended December 31, 2016 are as follows (dollars in thousands):

	Three Months Ended December 31,
	2016					2015
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,984	$277	$2,261	$—	$2,261	$701	$—	$701	$—	$701
Mobile	213	—	213	—	213	2,182	602	2,784	—	2,784
Enterprise	424	607	1,031	—	1,031	1,084	20	1,104	—	1,104
Imaging	361	351	712	—	712	213	—	213	—	213
Corporate	669	664	1,333	1,153	2,486	378	2,708	3,086	—	3,086
Total	$3,651	$1,899	$5,550	$1,153	$6,703	$4,558	$3,330	$7,888	$—	$7,888

Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015
During the three months ended December 31, 2016, we recorded restructuring charges of $5.6 million. The restructuring charges for the three months ended December 31, 2016 included $3.7 million for severance related to the reduction of approximately 90 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $1.9 million charge for the closure of certain excess facility space. In addition, during the three months ended December 31, 2016, we have recorded certain other charges that totaled $1.2 million for costs related to a transition agreement for our Chief Executive Officer as communicated on our Form 8-K filed on November 17, 2016.
During the three months ended December 31, 2015, we recorded restructuring charges of $7.9 million. The restructuring charges for the three months ended December 31, 2015 included $4.6 million for severance related to the reduction of approximately 110 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $3.3 million charge for the closure of certain excess facility space.
Other Expense, Net
Other expense, net consists of interest income, interest expense, gain (loss) from security price guarantee derivatives, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other expense, net, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Interest income	$1.0	$0.9	$0.1	15.9%
Interest expense	(38.0)	(29.9)	(8.1)	27.2%
Other expense, net	(0.6)	(6.8)	6.2	(91.0)%
Total other expense, net	$(37.6)	$(35.8)		5.1%
As a percentage of total revenue	7.7%	7.4%

Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015

Interest expense for the three months ended December 31, 2016 increased $8.1 million, primarily driven by the issuance of the $300.0 million 6.000% Senior Notes in the third quarter of fiscal year 2016. Other expense, net for the three months ended December 31, 2016 decreased $6.2 million primarily related to extinguishment losses of $2.5 million and $2.4 million related to the repayment of the aggregate principal balance on the term loan and the repurchase of $38.3 million in aggregate principal of the 2031 Debentures, respectively, during the three months ended December 31, 2015.
Provision for Income Taxes
The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2016	2015
Provision for income taxes	$10.4	$7.8	$2.6	33.3%
Effective income tax rate	(76.3)%	(180.7)%

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
Three Months Ended December 31, 2016 compared with Three Months Ended December 31, 2015

The effective income tax rate was (76.3)% and (180.7)% for the three months ended December 31, 2016 and December 31, 2015, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance and accordingly provide no benefit to the provision as well as an increase to indefinite lived deferred tax liabilities. This is partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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

The following table presents segment results (dollars in millions):

	Three Months Ended		Change	Percent Change
	December 31,
	2016	2015
Segment Revenues(a):
Healthcare	$239.2	$248.1	$(8.9)	(3.6)%
Mobile	91.8	96.4	(4.6)	(4.8)%
Enterprise	112.9	88.8	24.2	27.2%
Imaging	52.1	61.6	(9.5)	(15.4)%
Total segment revenues	$496.0	$494.9	$1.1	0.2%
Less: acquisition related revenues adjustments	(8.4)	(8.8)	0.4	(4.5)%
Total revenues	$487.7	$486.1	$1.5	0.3%
Segment Profit:
Healthcare	$78.6	$81.2	$(2.7)	(3.3)%
Mobile	33.5	33.8	(0.3)	(0.9)%
Enterprise	32.0	26.2	5.7	21.9%
Imaging	17.6	27.0	(9.4)	(34.7)%
Total segment profit	$161.6	$168.2	$(6.6)	(3.9)%
Segment Profit Margin
Healthcare	32.8%	32.7%	0.1
Mobile	36.5%	35.0%	1.4
Enterprise	28.3%	29.5%	(1.2)
Imaging	33.8%	43.8%	(10.0)
Total segment profit margin	32.6%	34.0%	(1.4)

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Three Months Ended December 31, 2016

•
Healthcare segment revenues decreased $8.9 million for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. Product and licensing revenues decreased $14.5 million driven by lower revenues from our Dragon Medical perpetual license sales as we transition from perpetual to cloud offerings. Professional services and hosting revenues increased $4.7 million primarily driven by an increase of $8.7 million in professional services from a recent acquisition, partially offset by a decrease of $4.0 million in hosting revenues as we continue to experience some erosion of revenue in our transcription services which is partially offset by the growth in our Dragon Medical cloud offerings. Maintenance and support revenues increased $1.0 million driven by strong renewals.

•
Mobile segment revenues decreased $4.6 million for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. Product and licensing revenues decreased $9.6 million and maintenance and support revenue decreased $0.9 million, owing to a decline in devices revenue from deterioration in mature markets, partially offset by the growth in recurring product and licensing revenue in our automotive business. Professional services and hosting revenues increased $5.9 million driven primarily by a continued trend toward cloud-based services in our automotive solutions.

•
Enterprise segment revenues increased $24.2 million for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. Professional services and hosting revenues increased $15.7 million driven by strong revenue from our omni-channel offerings, including revenue from a recent acquisition. Product and licensing revenues increased $6.7 million primarily related to revenue from a recent acquisition.

•
Imaging segment revenues decreased $9.5 million for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, primarily driven by lower sales of our MFP products.

Segment Profit
Three Months Ended December 31, 2016

•
Healthcare segment profit for the three months ended December 31, 2016 decreased 3.3% from the same period last year, primarily driven by lower gross profit, offset by lower operating expenses. Segment profit margin increased 0.1 percentage points, from 32.7% for the same period last year to 32.8% during the current period. The increase in segment profit margin was primarily driven by lower operating expenses with improvements of 0.7 percentage point, partially offset by lower gross margins of 0.6 percentage point due to a shift in mix towards a higher percentage of professional services revenue.

•
Mobile segment profit for the three months ended December 31, 2016 decreased 0.9% from the same period last year, primarily driven by lower gross profit, partially offset by lower operating expenses. Segment profit margin increased 1.4 percentage points, from 35.0% for the same period last year to 36.5% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 0.7 percentage point due to lower operating expenses and a 0.7 percentage point improvement in gross margin driven by margin expansion in our cloud-based services.

•
Enterprise segment profit for the three months ended December 31, 2016 increased 21.9% from the same period last year, driven by higher gross profit due to increased revenue. Segment profit margin decreased 1.2 percentage points, from 29.5% for the same period last year to 28.3% in the current period. The decrease in segment profit margin was primarily driven by lower gross margin and higher operating expenses from a recent acquisition.

•
Imaging segment profit for the three months ended December 31, 2016 decreased 34.7% from the same period last year, primarily driven by lower revenue. Segment profit margin decreased 10.0 percentage points, from 43.8% for the same period last year to 33.8% during the current period. The decrease in segment profit margin was primarily driven by lower revenues and higher research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and marketable securities totaled $1,137.5 million at December 31, 2016, an increase of $529.4 million as compared to $608.1 million at September 30, 2016. The higher level of cash and cash equivalents and marketable securities at December 31, 2016 was a result of having received $495.0 million in net proceeds from the issuance of the 5.625% Senior Notes in December 2016. These proceeds, together with approximately $100.0 million of cash, were used to repurchase outstanding debt securities in January 2017. Our working capital was a deficit of $124.8 million as of December 31, 2016, as compared to working capital of $347.7 million as of September 30, 2016. The working capital deficit as of December 31, 2016 was driven by the short-term classification of $395.5 million of our 2031 Debentures as the holders have the right to require us to redeem these debentures on November 1, 2017. As of December 31, 2016, our total accumulated deficit was $453.0 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our cash and strong operating cash flow positions.
Cash and cash equivalents and marketable securities held by our international operations totaled $98.4 million at December 31, 2016 compared to $116.5 million at September 30, 2016. We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We expect the cash held overseas will continue to be used for our international operations, and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources and therefore do not anticipate repatriating these funds.
The holders of our 2031 Debentures may require us to redeem the outstanding principal balance of $395.5 million, together with accrued interest, on November 1, 2017. We expect that we will be able to use our existing cash balances, including cash generated by our operating activities during fiscal 2017, to fund the potential redemption requests related to the 2031 Debentures, if any. However, we will assess our operating and investing cash flow requirements and the borrowing economics in the capital markets at that time to determine the appropriate funding source.
We believe our current cash and cash equivalents, marketable securities, and cash flow from operations are sufficient to meet our operating needs for at least the next twelve months.

Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended December 31, 2016, was $124.9 million, a decrease of $16.2 million, as compared to cash provided by operating activities of $141.1 million for the three months ended December 31, 2015. The net decrease was primarily driven by the following factors:

•	A decrease in cash flows of $12.0 million resulting from higher net loss, exclusive of non-cash adjustment items;

•	A decrease of $11.5 million in cash flows generated by changes in working capital excluding deferred revenue; and

•
Partially offset by an increase in cash flows of $7.2 million from deferred revenue. Deferred revenue contributed cash inflow of $75.9 million for the three months ended December 31, 2016, as compared to $68.7 million for the three months ended December 31, 2015. The deferred revenue growth in the three months ended December 31, 2016 was driven primarily by our hosting solutions, most notably for our automotive connected services in our Mobile segment.

Cash Used in Investing Activities
Cash used in investing activities for the three months ended December 31, 2016, was $97.0 million, an increase of $72.9 million, as compared to cash used in investing activities of $24.2 million for the three months ended December 31, 2015. The net increase was primarily driven by the following factors:

•	An increase in cash outflows of $55.7 million for purchases of marketable securities and other investments;

•	An increase in cash outflows of $22.3 million for business and technology acquisitions; and

•	Partially offset by a decrease in cash outflows of $9.2 million from the purchase of capitalized expenditures.
Cash Provided (Used) in Financing Activities
Cash provided by financing activities for the three months ended December 31, 2016, was $454.6 million, an increase of $544.4 million, as compared to cash used in financing activities of $89.8 million for the three months ended December 31, 2015. The net increase was primarily driven by the following factors:

•
An increase in cash inflows of $495.0 million, net of issuance costs, from new debt issuance. In December 2016, we issued $500.0 million aggregate principal amount of 5.625% senior notes due on December 15, 2026 in a private placement, as compared to cash inflows of $153.0 million from the convertible debt issuance net of the repayment of long-term debt during the three months ended December 31, 2015;

•
A decrease in cash outflows of $189.6 million related to our share repurchase program. During the three months ended December 31, 2016, there was no repurchased shares of our common stock, as compared to 8.9 million shares of our common stock repurchased for total cash outflows of $189.6 million during the same period in the prior year; and

•
A decrease in cash outflows of $11.8 million as a result of lower cash payments required to net share settle employee equity awards, due to a decrease in vesting value as a result of lower stock prices during the three months ended December 31, 2016 as compared to the same period in the prior year.

Debt and Credit Facilities
5.375% Senior Notes due 2020
In August 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. In October 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes (collectively the “2020 Senior Notes”). The 2020 Senior Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The 2020 Senior Notes are our unsecured senior obligations and are guaranteed on an unsecured senior basis by certain of our domestic subsidiaries, ("the Subsidiary Guarantors"). The 2020 Senior Notes and guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The 2020 Senior Notes and guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the 2020 Senior Notes.
In January 2017, we repurchased $600.0 million in aggregate principal amount of our 2020 Senior Notes using cash and cash equivalents and the net proceeds from our 2026 Senior Notes issued in December 2015. In January 2017, we recorded an extinguishment loss of $18.4 million. In accordance with the authoritative guidance for debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt, including any unamortized debt discount or issuance costs. Following this activity, $450.0 million in aggregate principal amount of our 2020 Senior Notes remain outstanding. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through August 2020.
5.625% Senior Notes due 2026
In December 2016, we issued $500.0 million aggregate principal amount of 5.625% Senior Notes due on December 15, 2026 (the "2026 Senior Notes") in a private placement. The proceeds from the 2026 Senior Notes were approximately $495.0 million, net of issuance costs, and we used the proceeds to repurchase a portion of our 2020 Senior Notes. The 2026 Senior Notes bear interest at 5.625% per year, payable in cash semi-annually in arrears, beginning on June 15, 2017.
The 2026 Senior Notes are unsecured senior obligations and are guaranteed on an unsecured senior basis by our Subsidiary Guarantors. The 2026 Senior Notes and the guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors’ existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors’ future unsecured subordinated debt. The 2026 Senior Notes and guarantees effectively rank junior to all our secured debt and that of the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the 2026 Senior Notes.
At any time before December 15, 2021, we may redeem all or a portion of the 2026 Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2026 Senior Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest to, but excluding, the redemption date. At any time on or after December 15, 2021, we may redeem all or a portion of the 2026 Senior Notes at certain redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date. At any time and from time to time before December 15, 2021, we may redeem up to 35% of the aggregate outstanding principal amount of the 2026 Senior Notes with the net cash proceeds received by us from certain equity offerings at a price equal to 105.625% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided that the redemption occurs no later than 120 days after the closing of the related equity offering, and at least 50% of the original aggregate principal amount of the 2026 Senior Notes remains outstanding immediately thereafter.
Upon the occurrence of certain asset sales or a change in control, we must offer to repurchase the 2026 Senior Notes at a price equal to 100% in the case of an asset sale, or 101% in the case of a change of control, of the principal amount plus accrued and unpaid interest to, but excluding, the repurchase date.
6.0% Senior Notes due 2024
In June 2016, we issued $300.0 million aggregate principal amount of 6.0% Senior Notes due on July 1, 2024 (the "2024 Senior Notes") in a private placement. The proceeds from the 2024 Senior Notes were approximately $297.5 million, net of issuance costs. The 2024 Senior Notes bear interest at 6.0% per year, payable in cash semi-annually in arrears. The 2024 Senior Notes are unsecured senior obligations and are guaranteed on an unsecured senior basis by our Subsidiary Guarantors. The 2024 Senior Notes and the guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors’ existing and future unsecured senior debt, and rank senior in right of payment to all of our and the Subsidiary Guarantors’ future unsecured subordinated debt. The 2024 Senior Notes and guarantees effectively rank junior to all our secured debt and that of the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the 2024 Senior Notes.
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”). We used a portion of the proceeds to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) and to repay the aggregate principal balance of $472.5 million on the term loan. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $27.22 per share. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of December 31, 2016 and September 30, 2016, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In October 2011, we issued $690.0 million in aggregate principal amount of 2.75% Senior Convertible Debentures due in 2031 in a private placement. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $32.30 per share. At issuance, we allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2017.
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our 1.5% 2035 Debentures. In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. Upon repurchase we recorded an extinguishment loss of $2.4 million in other expense, net, in the accompanying consolidated statements of operations. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs. Following this activity, $395.5 million in aggregate principal amount of our 2031 Debentures remain outstanding. The aggregate debt discount is being amortized to interest expense using the effective interest rate method through November 2017. As of December 31, 2016 and September 30, 2016, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021. As of December 31, 2016 and September 30, 2016, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
In April 2016, we entered into a credit agreement that provides for a $242.5 million revolving credit line, including letters of credit (together, the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 15, 2021. As of December 31, 2016, issued letters of credit in the aggregate amount of $4.3 million were treated as issued and outstanding when calculating the borrowing availability under the Revolving Credit Facility. As of December 31, 2016, we had $238.2 million available for additional borrowing under the Revolving Credit Facility. Any amounts outstanding under the Revolving Credit Facility will bear interest, at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all assets of ours and our Subsidiary Guarantors. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. Since the commencement of the program, we have repurchased 40.7 million shares for $707.5 million. These shares were retired upon repurchase. Approximately $292.5 million remained available for share repurchases as of December 31, 2016 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2017	2018 and 2019	2020 and 2021	Thereafter
Convertible debentures(1)	1,335.9	—	395.5	—	940.4
Senior notes	1,850.0	600.0	—	450.0	800.0
Interest payable on long-term debt(2)	592.0	65.8	167.5	137.8	220.9
Letters of credit(3)	4.3	3.3	1.0	—	—
Lease obligations and other liabilities:
Operating leases	181.2	20.1	40.5	30.2	90.4
Operating leases under restructuring(4)	61.8	8.9	17.0	12.5	23.4
Purchase commitments for inventory, property and equipment(5)	3.9	3.9	—	—	—
Total contractual cash obligations	$4,029.1	$702.0	$621.5	$630.5	$2,075.1

(1)
Holders of the 2.75% 2031 Debentures have the right to require us to redeem the debentures on November 1, 2017, 2021, and 2026. Holders of the 1.5% 2035 Debentures have the right to require us to redeem the debentures on November 1, 2021, 2026, and 2031. Holders of the 1.0% 2035 Debentures have the right to require us to redeem the debentures on December 15, 2022, 2027 and 2032.

(2)
Interest per annum is due and payable semi-annually under 1.0% 2035 Debentures at a rate of 1.0%, under 2031 Debentures at a rate of 2.75%, and under 1.5% 2035 Debentures at a rate of 1.5%. Interest per annum is due and payable semi-annually on the 5.375% Senior Notes at a rate of 5.375%, 5.625% Senior Notes at a rate of 5.625%, and 6.0% Senior Notes at a rate of 6.0%.

(3)	Letters of Credit are in place primarily to secure future operating lease payments.

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of December 31, 2016, we have subleased certain of the facilities with total sublease income of $56.3 million through fiscal year 2025.

(5)
These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

The gross liability for unrecognized tax benefits as of December 31, 2016 was $28.0 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Contingent Liabilities and Commitments
In connection with certain acquisitions, we may be required to make up to $17.4 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $20.1 million, will be recorded as compensation expense over the applicable employment period.

Off-Balance Sheet Arrangements
Through December 31, 2016, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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

Information about those accounting policies we deem to be critical to our financial reporting may be found in the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Based on events occurring subsequent to September 30, 2016, we are updating certain of the Critical Accounting Policies, Judgments and Estimates.

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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2016 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The outstanding contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $196.1 million at December 31, 2016. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.

Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At December 31, 2016, we held approximately $1,137.5 million of cash and cash equivalents and marketable securities primarily consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $9.9 million per annum, based on the December 31, 2016 reported balances of our investment accounts.
At December 31, 2016, we had no outstanding debt exposed to variable interest rates.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of December 31, 2016, we have no security price guarantees outstanding.
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
Our debentures trade in the financial markets, and the fair value at December 31, 2016 was $398.5 million for the 2031 Debentures, based on an average of the bid and ask prices on that day. The conversion value on December 31, 2016 was approximately $185.8 million. A 10% increase in the stock price over the December 31, 2016 closing price of $14.90 would cause an estimated $1.4 million increase to the fair value and an $18.6 million increase to the conversion value of the debentures. The fair value at December 31, 2016 was $256.8 million for the 1.5% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on December 31, 2016 was approximately $169.1 million. A 10% increase in the stock price over the December 31, 2016 closing price of $14.90 would cause an estimated $7.2 million increase to the fair value and a $16.9 million increase to the conversion value of the debentures. The fair value at December 31, 2016 was $612.2 million for the 1.0% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on December 31, 2016 was approximately $377.0 million. A 10% increase in the stock price over the December 31, 2016 closing price of $14.90 would cause an estimated $15.4 million increase to the fair value and a $37.7 million increase to the conversion value of the debentures.

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
We are subject to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information and personal health information, with additional laws applicable in some jurisdictions where the information is collected from children. In many cases, these laws apply not only to transfers between unrelated third-parties but also to transfers between us and our subsidiaries. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to evolve and may be inconsistent from jurisdiction to jurisdiction. In April 2016 the European Commission adopted the General Data Protection Regulation (the “GDPR”). The GDPR has a two-year phase-in period. Complying with the GDPR and other emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in penalties or significant legal liability, and could affect our ability to retain and attract customers.
Any failure by us, our suppliers or other parties with whom we do business to comply with our privacy policy or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Any alleged or actual failure to comply with applicable privacy laws and regulations may:

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
Intangible assets are generally amortized over a five to fifteen year period. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2016, we had identified intangible assets of approximately $0.8 billion, net of accumulated amortization, and goodwill of approximately $3.5 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

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
We reported net losses of $12.5 million, $115.0 million and $150.3 million in fiscal years 2016, 2015 and 2014, respectively, and have a total accumulated deficit of $453.0 million as of December 31, 2016, which has been retrospectively adjusted to reflect the effect of the accounting change method of recognizing the amount paid to repurchase common shares in excess of the par value. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
We have a significant amount of debt. As of December 31, 2016, we had a total of $3,185.9 million face value of debt outstanding, $1,050.0 million of senior notes due in 2020, $300.0 million of senior notes due in 2024, $500.0 million of senior notes due in 2026, and $1,335.9 million in convertible debentures. Investors may require us to redeem the 2031 Debentures, 1.5% 2035 Debentures, or 1.0% 2035 Debentures totaling $395.5 million, $263.9 million, and $676.5 million, respectively, in aggregate principal amount in November 2017, November 2021, or December 2022, respectively, or sooner if the closing sale price of our common stock is more than 130% of the then current conversion price for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. We also have a $242.5 million Revolving Credit Facility under which $4.3 million was committed to backing outstanding letters of credit issued and $238.2 million was available for borrowing. Our debt level could have important consequences, for example it could:

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

On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. The plan has no expiration date. There were no repurchases under the program during the three months ended December 31, 2016.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 8, 2017.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock	8-K	0-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	0-27038	3.2	8/20/2013
4.1	Indenture, dated as of December 22, 2016, among Nuance Communications, Inc., the guarantors party thereto and U.S. Bank National Association.	8-K	001-36056	4.1	12/22/2016
10.1	Nuance Communications, Inc. 2000 Stock Plan (as amended January 30, 2017)	8-K	001-36056	10.1	2/3/2017
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101.0
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X