Form 10-Q
period 2017-03-31
Nuance Communications, Inc.
filed 2017-05-10
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Or
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of April 28, 2017 was 287,655,022.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Professional services and hosting	$258,690	$240,196	$512,107	$467,331
Product and licensing	159,258	158,622	311,010	337,672
Maintenance and support	81,625	79,915	164,114	159,845
Total revenues	499,573	478,733	987,231	964,848
Cost of revenues:
Professional services and hosting	164,170	154,712	329,062	307,971
Product and licensing	18,790	20,823	37,168	44,235
Maintenance and support	13,240	13,626	26,838	26,922
Amortization of intangible assets	17,218	16,339	32,760	31,970
Total cost of revenues	213,418	205,500	425,828	411,098
Gross profit	286,155	273,233	561,403	553,750
Operating expenses:
Research and development	66,232	67,226	132,554	137,751
Sales and marketing	93,674	92,837	195,190	193,427
General and administrative	41,518	45,940	81,308	86,441
Amortization of intangible assets	27,912	26,448	55,771	53,481
Acquisition-related costs, net	5,379	1,225	14,405	3,705
Restructuring and other charges, net	19,911	6,652	26,614	14,540
Total operating expenses	254,626	240,328	505,842	489,345
Income from operations	31,529	32,905	55,561	64,405
Other income (expense):
Interest income	1,280	1,616	2,303	2,499
Interest expense	(37,853)	(32,328)	(75,874)	(62,208)
Other (expense) income, net	(19,623)	6	(20,232)	(6,795)
(Loss) income before income taxes	(24,667)	2,199	(38,242)	(2,099)
Provision for income taxes	9,141	9,245	19,494	17,012
Net loss	$(33,808)	$(7,046)	$(57,736)	$(19,111)
Net loss per share:
Basic	$(0.12)	$(0.02)	$(0.20)	$(0.06)
Diluted	$(0.12)	$(0.02)	$(0.20)	$(0.06)
Weighted average common shares outstanding:
Basic	291,021	298,021	289,976	303,050
Diluted	291,021	298,021	289,976	303,050
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited)
	(In thousands)
Net loss	$(33,808)	$(7,046)	$(57,736)	$(19,111)
Other comprehensive income (loss):
Foreign currency translation adjustment	17,947	17,567	(12,619)	8,663
Pension adjustments	118	76	236	150
Unrealized gain (loss) on marketable securities	27	100	(4)	33
Total other comprehensive income (loss), net	18,092	17,743	(12,387)	8,846
Comprehensive (loss) income	$(15,716)	$10,697	$(70,123)	$(10,265)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$625,640	$481,620
Marketable securities	160,836	98,840
Accounts receivable, less allowances for doubtful accounts of $11,998 and $11,038	385,895	380,004
Prepaid expenses and other current assets	92,411	78,126
Total current assets	1,264,782	1,038,590
Marketable securities	44,697	27,632
Land, building and equipment, net	167,985	185,169
Goodwill	3,525,899	3,508,879
Intangible assets, net	735,965	762,220
Other assets	135,023	138,980
Total assets	$5,874,351	$5,661,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$366,604	$—
Contingent and deferred acquisition payments	29,795	9,468
Accounts payable	98,290	94,599
Accrued expenses and other current liabilities	194,928	237,659
Deferred revenue	390,039	349,173
Total current liabilities	1,079,656	690,899
Long-term portion of debt	2,217,869	2,433,152
Deferred revenue, net of current portion	412,363	386,960
Deferred tax liabilities	125,282	115,435
Other liabilities	89,511	103,694
Total liabilities	3,924,681	3,730,140

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 291,370 and 291,384 shares issued and 287,619 and 287,633 shares outstanding, respectively	291	291
Additional paid-in capital	2,581,454	2,492,992
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(128,521)	(116,134)
Accumulated deficit	(486,766)	(429,031)
Total stockholders’ equity	1,949,670	1,931,330
Total liabilities and stockholders’ equity	$5,874,351	$5,661,470
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2017	2016
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(57,736)	$(19,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	116,644	115,826
Stock-based compensation	79,478	80,511
Non-cash interest expense	26,771	21,215
Deferred tax provision	5,643	3,738
Loss on extinguishment of debt	18,565	4,851
Other	13,286	(135)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,431)	22,110
Prepaid expenses and other assets	(12,295)	(16,765)
Accounts payable	(1,000)	2,697
Accrued expenses and other liabilities	(10,579)	7,334
Deferred revenue	72,988	78,792
Net cash provided by operating activities	250,334	301,063
Cash flows from investing activities:
Capital expenditures	(18,787)	(32,235)
Payments for business and asset acquisitions, net of cash acquired	(72,990)	(27,399)
Purchases of marketable securities and other investments	(153,851)	(32,757)
Proceeds from sales and maturities of marketable securities and other investments	69,658	32,681
Net cash used in investing activities	(175,970)	(59,710)
Cash flows from financing activities:
Payments of debt	(634,055)	(511,844)
Proceeds from issuance of long-term debt, net of issuance costs	838,959	663,757
Payments for repurchase of common stock	(99,077)	(574,338)
Net payments on other long-term liabilities	(206)	(1,084)
Proceeds from issuance of common stock from employee stock plans	8,598	8,440
Cash used to net share settle employee equity awards	(43,353)	(56,973)
Net cash provided by (used in) financing activities	70,866	(472,042)
Effects of exchange rate changes on cash and cash equivalents	(1,210)	1,930
Net increase (decrease) in cash and cash equivalents	144,020	(228,759)
Cash and cash equivalents at beginning of period	481,620	479,449
Cash and cash equivalents at end of period	$625,640	$250,690
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in our latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The results of operations for the three and six months ended March 31, 2017 and 2016, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
We have evaluated subsequent events from March 31, 2017 through the date of the issuance of these consolidated financial statements and have determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

2.	Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Effective January 2017, we early adopted the guidance and the adoption had no material impact on our consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on our consolidated financial position, results of operations and cash flows or do not apply to our operations.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which provides guidance on the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The standard requires the use of a retrospective approach to all periods presented, but may be applied prospectively if retrospective application would be impracticable. ASU 2016-15 is effective for us in the first quarter of fiscal year 2019, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our statement of cash flows, but do not expect it to have a material impact.
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax effects, statutory withholding requirements, forfeitures, and classification on the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of fiscal year 2018, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements but do not expect it to have a material impact.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for us in the first quarter of fiscal year 2020, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for us in the first quarter of fiscal year 2019. Based on the composition of our investment portfolio, we do not believe the adoption of ASU 2016-01 will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 permits two methods of adoption: (i) retrospective to each prior reporting period presented; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date.  Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019 and we do not plan to early adopt. In the first quarter of fiscal 2017, we commenced a project to assess the potential impact of the new standard on our consolidated financial statements and related disclosures. This project also includes the assessment and enhancement of our internal processes and systems to address the new standard. We have not yet selected a transition method.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Acquisitions
As part of our business strategy, we have acquired, and may acquire in the future, certain businesses and technologies primarily to expand our products and service offerings.
Fiscal Year 2017 Acquisitions
In fiscal year 2017, we acquired several businesses in our Enterprise, Healthcare and Mobile segments that were not significant individually or in the aggregate. The total aggregate consideration for these acquisitions was $53.5 million, including the issuance of 0.8 million shares of our common stock valued at $13.4 million and a $3.3 million estimated fair value for future contingent payments. The results of operations of these acquisitions have been included in our financial results since their respective acquisition dates.
The fair value estimates for the assets acquired and liabilities assumed for acquisitions completed during fiscal year 2017 were based upon preliminary calculations and valuations, and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain assets and liabilities acquired. There were no significant changes to the fair value estimates during the current year.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Other Fiscal Year 2016 Acquisitions
During fiscal year 2016, we acquired several other businesses in our Healthcare segment that were not significant individually or in the aggregate. The total aggregate cash consideration for these acquisitions was $50.4 million including an estimated fair value for future contingent payments. The results of operations of these acquisitions have been included in our financial results since their respective acquisition dates.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Transition and integration costs	$3,612	$1,039	$7,322	$2,035
Professional service fees	2,974	1,197	7,991	2,600
Acquisition-related adjustments	(1,207)	(1,011)	(908)	(930)
Total	$5,379	$1,225	$14,405	$3,705

4.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the six months ended March 31, 2017, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2016	$3,508,879	$762,220
Acquisitions	26,720	61,803
Purchase accounting adjustments	402	—
Amortization	—	(88,531)
Effect of foreign currency translation	(10,102)	473
Balance at March 31, 2017	$3,525,899	$735,965
During the first quarter of fiscal year 2017, we acquired a speech patent portfolio for total cash consideration of $35.0 million which was paid in January 2017.

5.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At March 31, 2017 and September 30, 2016, we had outstanding contracts with a total notional value of $69.3 million and $215.2 million, respectively.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a quantitative summary of the fair value of our derivative instruments as of March 31, 2017 and September 30, 2016 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		March 31, 2017	September 30, 2016
Foreign currency contracts	Prepaid expenses and other current assets	$448	$335
Net fair value of non-hedge derivative instruments		$448	$335
The following tables summarize the activity of derivative instruments for the six months ended March 31, 2017 and 2016 (dollars in thousands):

		Three Months Ended March 31,		Six Months Ended March 31,
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2017	2016	2017	2016
Foreign currency contracts	Other expense (income), net	$3,555	$5,607	$(8,060)	$2,234
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
The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs based on the best information available, including management’s estimates and assumptions.
Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and September 30, 2016 consisted of (dollars in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$505,784	$—	$—	$505,784
US government agency securities(a)	1,004	—	—	1,004
Time deposits(b)	—	83,172	—	83,172
Commercial paper, $45,985 at cost(b)	—	46,018	—	46,018
Corporate notes and bonds, $76,311 at cost(b)	—	76,343	—	76,343
Foreign currency exchange contracts(b)	—	448	—	448
Total assets at fair value	$506,788	$205,981	$—	$712,769
Liabilities:
Contingent acquisition payments(c)	$—	$—	$(6,377)	$(6,377)
Total liabilities at fair value	$—	$—	$(6,377)	$(6,377)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$331,419	$—	$—	$331,419
US government agency securities(a)	1,002	—	—	1,002
Time deposits(b)	—	33,794	—	33,794
Commercial paper, $38,108 at cost(b)	—	38,142	—	38,142
Corporate notes and bonds, $54,484 at cost(b)	—	54,536	—	54,536
Foreign currency exchange contracts(b)	—	335	—	335
Total assets at fair value	$332,421	$126,807	$—	$459,228
Liabilities:
Contingent acquisition payments(c)	$—	$—	$(8,240)	$(8,240)
Total liabilities at fair value	$—	$—	$(8,240)	$(8,240)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

(b)
The fair values of our time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. The commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 0.78 years as of March 31, 2017.

(c)
The fair values of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the six months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Balance at beginning of period	$8,961	$16,901	$8,240	$15,961
Earn-out liabilities established at time of acquisition	1,600	2,500	3,253	2,500
Payments and foreign currency translation	(2,759)	910	(4,257)	1,372
Adjustments to fair value included in acquisition-related costs, net	(1,425)	514	(859)	992
Balance at end of period	$6,377	$20,825	$6,377	$20,825
Our financial liabilities valued based upon Level 3 inputs are composed of contingent consideration arrangements relating to our acquisitions. We are contractually obligated to pay contingent consideration to the selling shareholders upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities and therefore we record contingent consideration liabilities at the time of the acquisitions. We update our assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the consideration is paid upon the achievement of the specified objectives or eliminated upon failure to achieve the specified objectives.
Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2019. As of March 31, 2017, we could be required to pay up to $22.3 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from future product sales and the risk adjusted discount rate for the fair value measurement.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2017	September 30, 2016
Compensation	$111,410	$154,028
Accrued interest payable	23,629	20,409
Cost of revenue related liabilities	17,639	19,351
Consulting and professional fees	16,083	18,001
Facilities related liabilities	8,600	7,382
Sales and marketing incentives	4,509	6,508
Sales and other taxes payable	2,083	2,708
Other	10,975	9,272
Total	$194,928	$237,659

8.	Deferred Revenue
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
Deferred revenue consisted of the following (dollars in thousands):

	March 31, 2017	September 30, 2016
Current liabilities:
Deferred maintenance revenue	$166,650	$165,902
Unearned revenue	223,389	183,271
Total current deferred revenue	$390,039	$349,173
Long-term liabilities:
Deferred maintenance revenue	$58,110	$59,955
Unearned revenue	354,253	327,005
Total long-term deferred revenue	$412,363	$386,960

9.	Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for excess facility space and other contract termination costs. Other charges may include litigation contingency reserves, costs related to a transition agreement for our Chief Executive Officer, asset impairment charge and gains or losses on the sale or disposition of certain non-strategic assets or product lines.
The following table sets forth accrual activity relating to restructuring reserves for the six months ended March 31, 2017 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2016	$2,661	$11,132	$13,793
Restructuring charges, net	8,224	4,154	12,378
Non-cash adjustment	—	(79)	(79)
Cash payments	(8,264)	(3,968)	(12,232)
Balance at March 31, 2017	$2,621	$11,239	$13,860

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended March 31,
	2017					2016
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$577	$593	$1,170	$—	$1,170	$613	$8	$621	$—	$621
Mobile	3,053	51	3,104	10,773	13,877	2,729	(652)	2,077	46	2,123
Enterprise	388	257	645	—	645	(41)	2,014	1,973	—	1,973
Imaging	225	36	261	—	261	(1)	184	183	—	183
Corporate	332	1,318	1,650	2,308	3,958	1,691	—	1,691	61	1,752
Total	$4,575	$2,255	$6,830	$13,081	$19,911	$4,991	$1,554	$6,545	$107	$6,652

	Six Months Ended March 31,
	2017					2016
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$2,561	$870	$3,431	$—	$3,431	$1,314	$8	$1,322	$—	$1,322
Mobile	3,265	51	3,316	10,773	14,089	4,911	(50)	4,861	46	4,907
Enterprise	812	864	1,676	—	1,676	1,043	2,034	3,077	—	3,077
Imaging	586	387	973	—	973	212	184	396	—	396
Corporate	1,000	1,982	2,982	3,463	6,445	2,069	2,708	4,777	61	4,838
Total	$8,224	$4,154	$12,378	$14,236	$26,614	$9,549	$4,884	$14,433	$107	$14,540

Fiscal Year 2017
During the three and six months ended March 31, 2017, we recorded restructuring charges of $6.8 million and $12.4 million, respectively. The restructuring charges for the six months ended March 31, 2017 included $8.2 million for severance costs related to approximately 220 terminated employees and $4.2 million charge for the closure of certain excess facility space including adjustment to sublease assumptions associated with prior abandoned facilities. These actions are part of our initiatives to reduce costs and optimize processes. We expect the remaining outstanding severance payments of $2.6 million will be substantially paid by the end of fiscal year 2017. We expect the remaining payments of $11.2 million for the closure of excess facility space will be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
In addition to the restructuring charges, during the three and six months ended March 31, 2017,we recorded $2.3 million and $3.5 million, respectively, for costs related to a transition agreement for our Chief Executive Officer as communicated on our Form 8-K filed on November 17, 2016. The cash payments associated with the transition agreement are expected to be made during fiscal years 2018 and 2019. Also included in other charges is a non-cash impairment charge of $10.8 million resulting from our decision to cease use of a capitalized internally developed software during the three months ended March 31, 2017.
Fiscal Year 2016
During the three and six months ended March 31, 2016, we recorded restructuring charges of $6.5 million and $14.4 million, respectively. The restructuring charges for the six months ended March 31, 2016 included $9.5 million for severance costs related to approximately 200 terminated employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $4.9 million charge for the closure of certain excess facility space.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt and Credit Facilities
At March 31, 2017 and September 30, 2016, we had the following long-term borrowing obligations (dollars in thousands):

	March 31, 2017	September 30, 2016
5.625% Senior Notes due 2026, net of deferred issuance costs of $6.4 million. Effective interest rate 5.625%.	$493,634	$—
5.375% Senior Notes due 2020, net of unamortized premium of $1.1 million and $3.0 million, respectively, and deferred issuance costs of $2.7 million and $7.3 million, respectively. Effective interest rate 5.375%.	448,391	1,046,851
6.000% Senior Notes due 2024, net of deferred issuance costs of $2.2 million and $2.4 million, respectively. Effective interest rate 6.000%.	297,756	297,601
1.00% Convertible Debentures due 2035, net of unamortized discount of $152.4 million and $163.5 million, respectively, and deferred issuance costs of $7.6 million and $8.2 million, respectively. Effective interest rate 5.622%.	516,542	504,712
2.75% Convertible Debentures due 2031, net of unamortized discount of $10.5 million and $19.2 million, respectively, and deferred issuance costs of $0.6 million and $1.1 million, respectively. Effective interest rate 7.432%.	366,604	375,208
1.25% Convertible Debentures due 2025, net of unamortized discount of $97.6 million, and deferred issuance costs of $4.6 million. Effective interest rate 5.578%.	247,860	—
1.50% Convertible Debentures due 2035, net of unamortized discount of $47.2 million and $51.7 million, respectively, and deferred issuance costs of $1.7 million and $1.9 million, respectively. Effective interest rate 5.394%.	215,026	210,286
Deferred issuance costs related to our Revolving Credit Facility	(1,340)	(1,506)
Total long-term debt	$2,584,473	$2,433,152
Less: current portion	366,604	—
Non-current portion of long-term debt	$2,217,869	$2,433,152
The following table summarizes the maturities of our borrowing obligations as of March 31, 2017 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes	Total
2017	$—	$—	$—
2018	377,740	—	377,740
2019	—	—	—
2020	—	450,000	450,000
2021	—	—	—
Thereafter	1,290,383	800,000	2,090,383
Total before unamortized discount	1,668,123	1,250,000	2,918,123
Less: unamortized discount and issuance costs	(322,091)	(11,559)	(333,650)
Total long-term debt	$1,346,032	$1,238,441	$2,584,473

(1)
Holders of the 1.0% 2035 Debentures have the right to require us to redeem the debentures on December 15, 2022, 2027 and 2032. Holders of the 2031 Debentures have the right to require us to redeem the debentures on November 1, 2017, 2021, and 2026. Holders of the 1.5% 2035 Debentures have the right to require us to redeem the debentures on November 1, 2021, 2026, and 2031.

The estimated fair value of our long-term debt approximated $2,941.7 million (face value $2,918.1 million) and $2,630.3 million (face value $2,687.1 million) at March 31, 2017 and September 30, 2016, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes and the Convertible Debentures are traded, and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the Revolving Credit Facility at March 31, 2017 or September 30, 2016.

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
The 2026 Senior Notes are unsecured senior obligations and are guaranteed on an unsecured senior basis by certain of our domestic subsidiaries ("Subsidiary Guarantors"). The 2026 Senior Notes and the guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors’ existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors’ future unsecured subordinated debt. The 2026 Senior Notes and guarantees effectively rank junior to all our secured debt and that of the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the 2026 Senior Notes.
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
In January 2017, we repurchased $600.0 million in aggregate principal amount of our 2020 Senior Notes using cash and cash equivalents and the net proceeds from our 2026 Senior Notes issued in December 2016. In January 2017, we recorded an extinguishment loss of $18.4 million. In accordance with the authoritative guidance for debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt, including any unamortized debt discount or issuance costs. Following this activity, $450.0 million in aggregate principal amount of our 2020 Senior Notes remains outstanding.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”) in a private placement. We used a portion of the proceeds to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 and to repay the aggregate principal balance of $472.5 million on the term loan. Upon the repurchase and repayment of debts in December 2015, we recorded an extinguishment loss of $4.9 million in other expense, net, in the accompanying consolidated statements of operations. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $27.22 per share. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of March 31, 2017 and September 30, 2016, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In October 2011, we issued $690.0 million in aggregate principal amount of 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $32.30 per share. At issuance, we allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2017.
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our 1.5% 2035 Debentures. In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. In March 2017, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $17.8 million in aggregate principal with proceeds received from the issuance of our 1.25% Senior Convertible Debentures issued in March 2017. Following these activities, $377.7 million in aggregate principal amount of our 2031 Debentures remain outstanding. As of March 31, 2017, the remaining aggregate outstanding principal balance has been classified as current portion of long-term debt on the consolidated balance sheet as the holders have the right to require us to redeem on November 1, 2017. As of March 31, 2017 and September 30, 2016, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.25% Convertible Debentures due 2025
In March 2017, we issued $350.0 million in aggregate principal amount of 1.25% Senior Convertible Debentures due in 2025 (the “1.25% 2025 Debentures”) in a private placement. The proceeds were approximately $343.6 million, net of issuance costs. We used a portion of the proceeds to repurchase 5.8 million shares of our common stock for $99.1 million and $17.8 million in aggregate principal on our 2031 Debentures. We intend to use the remaining net proceeds, together with cash on hand, to repurchase, redeem, retire or otherwise repay all of our remaining outstanding 2031 Debentures in November 2017. The 1.25% 2025 Debentures bear interest at 1.25% per year, payable in cash semi-annually in arrears, beginning on October 1, 2017. The 1.25% 2025 Debentures mature on April 1, 2025. The 1.25% 2025 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.25% 2025 Debentures. The 1.25% 2025 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 1.25% 2025 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $252.1 million to long-term debt, and $97.9 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through April 1, 2025.
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $22.22 per share, subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter beginning after June 30, 2017 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2017, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021. As of March 31, 2017 and September 30, 2016, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
In April 2016, we entered into a credit agreement that provides for a $242.5 million revolving credit line, including letters of credit (together, the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 15, 2021. As of March 31, 2017, issued letters of credit in the aggregate amount of $4.5 million were treated as issued and outstanding when calculating the borrowing availability under the Revolving Credit Facility. As of March 31, 2017, we had $238.0 million available for additional borrowing under the Revolving Credit Facility. Any amounts outstanding under the Revolving Credit Facility will bear interest, at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all assets of ours and our Subsidiary Guarantors. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default.

11.	Stockholders' Equity
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. In March 2017, in connection with the issuance of our 1.25% 2025 Debentures, we used a portion of the net proceeds to repurchase 5.8 million shares of our common stock for $99.1 million under the approved program. Since the commencement of the program, we have repurchased 46.5 million shares for $806.6 million. These shares were retired upon

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase. Approximately $193.4 million remained available for share repurchases as of March 31, 2017 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.
Stock Issuances
During the quarter ended March 31, 2017, we issued 844,108 shares of our common stock valued at $13.4 million in connection with a business acquisition, which is discussed in Note 3.

12.	Net Loss Per Share
As of March 31, 2017 and 2016, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to our net loss position. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 8.2 million and 8.4 million shares for the three months ended March 31, 2017 and 2016, respectively, and 8.6 million and 9.0 million shares for the six months ended March 31, 2017 and 2016, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

13.	Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Cost of professional services and hosting	$8,080	$7,757	$16,490	$15,514
Cost of product and licensing	102	122	194	244
Cost of maintenance and support	1,010	923	1,987	1,991
Research and development	8,398	7,967	16,888	17,900
Selling and marketing	11,018	10,460	22,987	23,297
General and administrative	11,740	10,934	20,932	21,565
Total	$40,348	$38,163	$79,478	$80,511
Stock Options
The table below summarizes activity relating to stock options for the six months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2016	1,965,826	$15.01
Exercised	(921,787)	$13.48
Expired	(1,359)	$19.86
Outstanding at March 31, 2017	1,042,680	$16.36	0.7 years	$1.0	million
Exercisable at March 31, 2017	1,042,671	$16.36	0.7 years	$1.0	million
Exercisable at March 31, 2016	1,976,456	$14.97	1.2 years	$7.4	million

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market price of our common stock on March 31, 2017 ($17.31) and the exercise price of the underlying options.

The weighted-average intrinsic value of stock options exercised during the six months ended March 31, 2017 and 2016 was $0.8 million and $8.5 million, respectively.

Restricted Units
Restricted units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activity relating to restricted units for the six months ended March 31, 2017:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2016	4,224,488	5,884,023
Granted	3,014,321	6,026,857
Earned/released	(1,748,874)	(4,399,216)
Forfeited	(444,311)	(375,212)
Outstanding at March 31, 2017	5,045,624	7,136,452
Weighted average remaining recognition period of outstanding restricted units	1.7 years	1.8 years
Unearned stock-based compensation expense of outstanding restricted units	$66.1 million	$77.7 million
Aggregate intrinsic value of outstanding restricted units(a)	$87.3 million	$123.6 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of our common stock on March 31, 2017 ($17.31) and the purchase price of the underlying restricted units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all restricted units vested during the periods noted is as follows:

	Six Months Ended March 31,
	2017	2016
Weighted-average grant-date fair value per share	$16.05	$20.14
Total intrinsic value of shares vested (in millions)	$99.5	$132.1
Restricted Stock Awards
Restricted stock awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to restricted stock awards for the six months ended March 31, 2017:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2016	—	$—
Granted	250,000	$15.55
Outstanding at March 31, 2017	250,000	$15.55
Weighted average remaining recognition period of outstanding restricted stock awards	0.5 years
Unearned stock-based compensation expense of outstanding restricted stock awards	$2.2 million
Aggregate intrinsic value of outstanding restricted stock awards(a)	$4.3 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of our common stock on March 31, 2017 ($17.31) and the purchase price of the underlying restricted stock awards.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No restricted stock awards vested during the six months ended March 31, 2017. The weighted-average intrinsic value of restricted stock awards vested during the six months ended March 31, 2016 was $4.3 million.

14.	Income Taxes
The components of (loss) income before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Domestic	$(41,803)	$(33,691)	$(89,386)	$(62,693)
Foreign	17,136	35,890	51,144	60,594
(Loss) income before income taxes	$(24,667)	$2,199	$(38,242)	$(2,099)
The components of provision from income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Domestic	$4,822	$5,021	$8,981	$9,559
Foreign	4,319	4,224	10,513	7,453
Provision for income taxes	$9,141	$9,245	$19,494	$17,012
Effective tax rate	(37.1)%	420.4%	(51.0)%	(810.5)%

The effective income tax rate was (37.1)% and 420.4% for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate was (51.0)% and (810.5)% for the six months ended March 31, 2017 and 2016, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance and accordingly provide no benefit to the provision as well as an increase to indefinite lived deferred tax liabilities. This is partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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
At March 31, 2017 and September 30, 2016, we had gross tax effected unrecognized tax benefits of $28.3 million and $27.3 million, respectively, which are included in other long-term liabilities. If these benefits were recognized, they would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and Other
We often include indemnification provisions in the customer and business partner contracts. Generally, these provisions require us to defend claims arising out of our products’ infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In most, but not all cases, our total liability under such provisions is limited to either the value of the contract or a specified, agreed upon amount. In some cases our total liability under such provisions is unlimited. In many, but not all cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments we could be required to make under all the indemnification provisions is unlimited, we believe the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.
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
The Healthcare segment is primarily engaged in clinical speech and clinical language understanding solutions that improve the clinical documentation process - from capturing the complete patient record to improving clinical documentation and quality measures for reimbursement. The Mobile segment is primarily engaged in providing a broad portfolio of specialized virtual assistants and connected services built on voice recognition, text-to-speech, natural language understanding, dialog, and text input technologies. Our Enterprise segment is primarily engaged in using speech, natural language understanding, and artificial intelligence to provide automated and assisted customer solutions and services for voice, mobile, web and messaging channels, in native and secure modes. The Imaging segment is primarily engaged in software solutions and expertise that help professionals and organizations to gain optimal control of their document and information processes through scanning and print management.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment. Consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to (loss) income before income taxes (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Segment revenues(a):
Healthcare	$238,466	$244,391	$477,673	$492,475
Mobile	100,226	91,835	192,010	188,238
Enterprise	119,357	94,443	232,295	183,219
Imaging	53,048	56,744	105,137	118,351
Total segment revenues	511,097	487,413	1,007,115	982,283
Less: acquisition-related revenues adjustments	(11,524)	(8,680)	(19,884)	(17,435)
Total consolidated revenues	499,573	478,733	987,231	964,848
Segment profit:
Healthcare	83,328	78,382	161,896	159,611
Mobile	40,437	33,448	73,909	67,212
Enterprise	41,772	34,059	73,730	60,270
Imaging	18,470	22,192	36,086	49,177
Total segment profit	184,007	168,081	345,621	336,270
Corporate expenses and other, net	(30,186)	(35,878)	(61,148)	(66,598)
Acquisition-related revenues and cost of revenues adjustments	(11,524)	(8,471)	(19,884)	(17,060)
Stock-based compensation	(40,348)	(38,163)	(79,478)	(80,511)
Amortization of intangible assets	(45,130)	(42,787)	(88,531)	(85,451)
Acquisition-related costs, net	(5,379)	(1,225)	(14,405)	(3,705)
Restructuring and other charges, net	(19,911)	(6,652)	(26,614)	(14,540)
Costs associated with IP collaboration agreements	—	(2,000)	—	(4,000)
Other expense, net	(56,196)	(30,706)	(93,803)	(66,504)
(Loss) income before income taxes	$(24,667)	$2,199	$(38,242)	$(2,099)

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

No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
United States	$352,937	$338,710	$702,107	$694,524
International	146,636	140,023	285,124	270,324
Total revenues	$499,573	$478,733	$987,231	$964,848

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

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenues, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of these key financial metrics is as follows:
For the six months ended March 31, 2017, as compared to the six months ended March 31, 2016:

•	Total revenues increased by $22.4 million to $987.2 million;

•	Net loss increased by $38.6 million to a loss of $57.7 million;

•	Gross margins decreased by 0.5 percentage points to 56.9%;

•	Operating margins decreased by 1.0 percentage points to 5.6%; and

•	Cash provided by operating activities decreased $50.7 million to $250.3 million.
As of March 31, 2017, as compared to March 31, 2016:

•	Total deferred revenue increased 7.2% from $748.5 million to $802.4 million driven primarily by our hosting solutions, most notably for our automotive connected services in our Mobile segment.
In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics for the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016, is as follows:

•	Net new bookings increased 30.8% from one year ago to $410.4 million. The net new bookings growth benefited from strong bookings performance in our Healthcare and Mobile segments.
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

•
Recurring revenue represented 73.3% and 69.0% of total revenue for six months ended March 31, 2017 and March 31, 2016, respectively. Recurring revenue represents the sum of recurring product and licensing, hosting, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements;

•
Annualized line run-rate in our on-demand healthcare solutions decreased 8% from one year ago to approximately 4.7 billion lines per year. The decrease was primarily due to continued erosion in our transcription services. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four; and

•
Estimated three-year value of total on-demand contracts at March 31, 2017 increased 19% from one year ago to approximately $2.6 billion. The increase was primarily due to our Enterprise omni-channel solutions and Dragon Medical cloud offerings. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on assumptions used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.
RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Professional services and hosting	$258.7	$240.2	$18.5	7.7%	$512.1	$467.3	$44.8	9.6%
Product and licensing	159.3	158.6	0.6	0.4%	311.0	337.7	(26.7)	(7.9)%
Maintenance and support	81.6	79.9	1.7	2.1%	164.1	159.8	4.3	2.7%
Total Revenues	$499.6	$478.7	$20.8	4.4%	$987.2	$964.8	$22.4	2.3%
United States	$352.9	$338.7	$14.2	4.2%	$702.1	$694.5	$7.6	1.1%
International	146.6	140.0	6.6	4.7%	285.1	270.3	14.8	5.5%
Total Revenues	$499.6	$478.7	$20.8	4.4%	$987.2	$964.8	$22.4	2.3%
The geographic split for the three months ended March 31, 2017, was 71% of total revenues in the United States and 29% internationally, as compared to 71% of total revenues in the United States and 29% internationally for the same period last year.
The geographic split for the six months ended March 31, 2017, was 71% of total revenues in the United States and 29% internationally, as compared to 72% of total revenues in the United States and 28% internationally for the same period last year.
Professional Services and Hosting Revenue
Professional services revenue primarily consists of consulting, implementation and training services for customers. Hosting revenue primarily relates to delivering on-demand hosted services such as medical transcription, automated customer care applications, mobile operator services, mobile infotainment, and search and transcription, over a specified term. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Professional services revenue	$56.5	$55.6	$1.0	1.7%	$116.7	$105.2	$11.4	10.9%
Hosting revenue	202.2	184.6	17.5	9.5%	395.4	362.1	33.4	9.2%
Professional services and hosting revenue	$258.7	$240.2	$18.5	7.7%	$512.1	$467.3	$44.8	9.6%
As a percentage of total revenue	51.8%	50.2%			51.9%	48.4%
Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
In our hosting business, Enterprise hosting revenue increased $9.0 million primarily driven by strength across many of our omni-channel cloud offerings including revenue from a recent acquisition. Mobile on-demand revenue grew $6.9 million primarily driven by a continued trend toward cloud-based services in our automotive solutions and strength in our mobile operator services. Healthcare on-demand revenue grew $1.6 million with strong growth in our Dragon Medical cloud revenue as we continue to transition to cloud offerings partially offset by a revenue decrease due to continued erosion in our transcription services.
Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
In our hosting business, Enterprise hosting revenue increased $24.6 million primarily driven by revenue from a recent acquisition and strength across many of our omni-channel cloud offerings. Mobile on-demand revenue grew $11.0 million primarily driven by a continued trend toward cloud-based services in our automotive solutions and strength in our mobile operator services. These increases were partially offset by a $2.3 million decrease in the Healthcare hosting revenue as we continue to experience some erosion in our transcription services which is partially offset by growth in our Dragon Medical cloud revenue due to transition to cloud offerings. In our professional services business, Healthcare professional services revenue increased $7.2 million driven by an acquisition in fiscal year 2016. In addition, professional services revenue increased $3.1 million in our Mobile segment and $1.1 million in our Enterprise segment.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Product and licensing revenue	$159.3	$158.6	$0.6	0.4%	$311.0	$337.7	$(26.7)	(7.9)%
As a percentage of total revenue	31.9%	33.1%			31.5%	35.0%
Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
The increase in product and licensing revenue consisted of a $6.7 million increase in our Enterprise segment and a $1.4 million increase in our Mobile segment driven by growth in our embedded speech license sales. These increases were partially offset by a $4.4 million decrease in our Healthcare segment as we continue to transition our Dragon Medical offerings from a perpetual license sales model to a cloud service model and a $3.1 million decrease in our Imaging license sales.
Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
The decrease in product and licensing revenue consisted of a $18.1 million decrease in our Healthcare segment, a $8.3 million decrease in our Mobile segment, and an $11.1 million decrease in our Imaging segment, partially offset by a $10.7 million increase in our Enterprise segment. The revenue decrease in our Healthcare segment was mainly driven by lower revenues from our Dragon Medical perpetual license sales as we transition from perpetual to cloud and subscription models. The revenue decrease in our Mobile business was driven by a decline in devices revenue resulting from deterioration in mature markets, partially offset by revenue growth in our automotive business. The revenue decrease in our Imaging segment was mainly driven by lower sales of our MFP products. These decreases were partially offset with higher license sales within our Enterprise segment.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Maintenance and support revenue	$81.6	$79.9	$1.7	2.1%	$164.1	$159.8	$4.3	2.7%
As a percentage of total revenue	16.3%	16.7%			16.6%	16.6%
Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
The increase in maintenance and support revenue was driven primarily by our Enterprise and Imaging segments.
Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
The increase in maintenance and support revenue was driven primarily by our Enterprise and Imaging segments.

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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Cost of professional services and hosting revenue	$164.2	$154.7	$9.5	6.1%	$329.1	$308.0	$21.1	6.8%
As a percentage of professional services and hosting revenue	63.5%	64.4%			64.3%	65.9%
Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
The increase in cost of professional services and hosting revenue was primarily driven by higher compensation expense in our Enterprise segment driven by recent acquisitions and higher cloud services costs driven by growth in our Dragon Medical cloud revenue in our Healthcare segment. Gross margins increased 0.9 percentage points primarily driven by margin expansion in our cloud-based services within our Mobile and Healthcare segments, partially offset by impact from a recent acquisition which carries a lower gross margin.
Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
The increase in cost of professional services and hosting revenue was primarily driven by higher compensation expense in our Enterprise segment driven by recent acquisitions. Gross margins increased 1.6 percentage points primarily driven by margin expansion in our cloud-based services within our Mobile segment, partially offset by impact from a recent acquisition which carries a lower gross margin.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Cost of product and licensing revenue	$18.8	$20.8	$(2.0)	(9.8)%	$37.2	$44.2	$(7.1)	(16.0)%
As a percentage of product and licensing revenue	11.8%	13.1%			12.0%	13.1%
Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
The decrease in cost of product and licensing revenue was primarily driven by lower costs in our Healthcare and Imaging segments. Gross margins increased 1.3 percentage points, primarily driven by higher revenues from higher margin license products in our Enterprise segment.
Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
The decrease in cost of product and licensing revenue was primarily driven by lower costs in our Healthcare and Imaging segments. Gross margins increased 1.1 percentage points, primarily driven by higher revenues from higher margin license products in our Enterprise segment.

Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Cost of maintenance and support revenue	$13.2	$13.6	$(0.4)	(2.8)%	$26.8	$26.9	$(0.1)	(0.3)%
As a percentage of maintenance and support revenue	16.2%	17.1%			16.4%	16.8%
Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
Gross margins increased 0.9 percentage points primarily driven by higher maintenance and support revenue in our Enterprise segment which carries a higher margin.
Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
Gross margins increased 0.4 percentage points primarily driven by higher maintenance and support revenue in our Enterprise segment which carries a higher margin.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Research and development expense	$66.2	$67.2	$(1.0)	(1.5)%	$132.6	$137.8	$(5.2)	(3.8)%
As a percentage of total revenue	13.3%	14.0%			13.4%	14.3%
Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
The decrease in research and development expense was primarily attributable to lower compensation costs, as we benefited from our cost-savings initiatives including our restructuring plans and our on-going efforts to move costs and activities to lower-cost countries during the period.
Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
The decrease in research and development expense was primarily attributable to lower compensation costs, as we benefited from our cost-savings initiatives including our restructuring plans and our on-going efforts to move costs and activities to lower-cost countries during the period.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Sales and marketing expense	$93.7	$92.8	$0.8	0.9%	$195.2	$193.4	$1.8	0.9%
As a percentage of total revenue	18.8%	19.4%			19.8%	20.0%
Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
The increase in sales and marketing expense was primarily attributable to a $4.5 million increase in total compensation and commission costs, including stock-based compensation expense, partially offset by a $3.6 million decrease in marketing and channel program spending and a $2.0 million decrease in expense as a result of the conclusion of exclusive commercialization rights under a collaboration agreement during the second quarter of fiscal year 2016.
Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
The increase in sales and marketing expense was primarily attributable to a $9.6 million increase in total compensation and commission costs, including stock-based compensation expense, partially offset by a $6.8 million decrease in marketing and channel program spending and a $4.0 million decrease in expense as a result of the conclusion of exclusive commercialization rights under a collaboration agreement during the second quarter of fiscal year 2016.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
General and administrative expense	$41.5	$45.9	$(4.4)	(9.6)%	$81.3	$86.4	$(5.1)	(5.9)%
As a percentage of total revenue	8.3%	9.6%			8.2%	9.0%
Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016
The decrease in general and administrative expense was primarily attributable to the decrease in consulting and professional services fees related to assessing strategic alternatives and our transformation program.
Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
The decrease in general and administrative expense was primarily attributable to the decrease in consulting and professional services fees related to assessing strategic alternatives and our transformation program.

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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Cost of revenue	$17.2	$16.3	$0.9	5.4%	$32.8	$32.0	$0.8	2.5%
Operating expenses	27.9	26.4	1.5	5.5%	55.8	53.5	2.3	4.3%
Total amortization expense	$45.1	$42.9	$2.2	5.2%	$88.5	$85.5	$3.1	3.6%
As a percentage of total revenue	9.0%	9.0%			9.0%	8.9%
The increase in total amortization of intangible assets for the three and six months ended March 31, 2017, as compared to the three and six months ended March 31, 2016, was primarily attributable to the amortization of acquired customer relationship assets from recent acquisitions.
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Transition and integration costs	$3.6	$1.0	$2.6	247.6%	$7.3	$2.0	$5.3	259.8%
Professional service fees	3.0	1.2	1.8	148.5%	8.0	2.6	5.4	207.3%
Acquisition-related adjustments	(1.2)	(1.0)	(0.2)	19.4%	(0.9)	(0.9)	—	(2.4)%
Total acquisition-related costs, net	$5.4	$1.2	$4.2	339.1%	$14.4	$3.7	$10.7	288.8%
As a percentage of total revenue	1.1%	0.3%			1.5%	0.4%
Included in transition and integration costs for the three and six months ended March 31, 2017 is $2.5 million and $5.6 million related to contingent retention payments for acquisitions closed during fiscal years 2016 and 2017.
Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for excess facility space and other contract termination costs. Other charges may include litigation contingency reserves, costs related to a transition agreement for our Chief Executive Officer, asset impairment charge and gains or losses on the sale or disposition of certain non-strategic assets or product lines.

While restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended March 31,
	2017					2016
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$577	$593	$1,170	$—	$1,170	$613	$8	$621	$—	$621
Mobile	3,053	51	3,104	10,773	13,877	2,729	(652)	2,077	46	2,123
Enterprise	388	257	645	—	645	(41)	2,014	1,973	—	1,973
Imaging	225	36	261	—	261	(1)	184	183	—	183
Corporate	332	1,318	1,650	2,308	3,958	1,691	—	1,691	61	1,752
Total	$4,575	$2,255	$6,830	$13,081	$19,911	$4,991	$1,554	$6,545	$107	$6,652

	Six Months Ended March 31,
	2017					2016
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$2,561	$870	$3,431	$—	$3,431	$1,314	$8	$1,322	$—	$1,322
Mobile	3,265	51	3,316	10,773	14,089	4,911	(50)	4,861	46	4,907
Enterprise	812	864	1,676	—	1,676	1,043	2,034	3,077	—	3,077
Imaging	586	387	973	—	973	212	184	396	—	396
Corporate	1,000	1,982	2,982	3,463	6,445	2,069	2,708	4,777	61	4,838
Total	$8,224	$4,154	$12,378	$14,236	$26,614	$9,549	$4,884	$14,433	$107	$14,540

During the three and six months ended March 31, 2017, we recorded restructuring charges of $6.8 million and $12.4 million, respectively. The restructuring charges for the six months ended March 31, 2017 included $8.2 million for severance cost related to approximately 220 terminated employees and $4.2 million charge for the closure of certain excess facility space including adjustment to sublease assumptions associated with prior abandoned facilities. These actions are part of our initiatives to reduce costs and optimize processes. We expect the remaining outstanding severance payments of $2.6 million will be substantially paid by the end of fiscal year 2017. We expect the remaining payments of $11.2 million for the closure of excess facility space will be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
In addition to the restructuring charges, during the three and six months ended March 31, 2017, we recorded $2.3 million and $3.5 million, respectively, for costs related to a transition agreement for our Chief Executive Officer as communicated on our Form 8-K filed on November 17, 2016. The cash payments associated with the transition agreement are expected to be made during fiscal years 2018 and 2019. Also included in other charges was a non-cash impairment charge of $10.8 million resulting from our decision to cease use of a capitalized internally developed software during the three months ended March 31, 2017.
During the three and six months ended March 31, 2016, we recorded restructuring charges of $6.5 million and $14.4 million, respectively. The restructuring charges for the six months ended March 31, 2016 included $9.5 million for severance costs related to approximately 200 terminated employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $4.9 million charge for the closure of certain excess facility space.

Other Expense, Net
Other expense, net consists of interest income, interest expense, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other expense, net, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Interest income	$1.3	$1.6	$(0.3)	(20.8)%	$2.3	$2.5	$(0.2)	(7.8)%
Interest expense	(37.9)	(32.3)	(5.5)	17.1%	(75.9)	(62.2)	(13.7)	22.0%
Other (expense) income, net	(19.6)	—	(19.6)	N/A	(20.2)	(6.8)	(13.4)	197.7%
Total other expense, net	$(56.2)	$(30.7)	$(25.5)	83.0%	$(93.8)	$(66.5)		41.0%
As a percentage of total revenue	11.2%	6.4%			9.5%	6.9%

Interest expense for the three and six months ended March 31, 2017 increased $5.5 million and $13.7 million, primarily driven by increase in interest expense as a result of the issuance of debt, including the 2024 Senior Notes issue in June 2016, the 2026 Senior Notes issued in December 2016 and the 1.25% 2025 Debentures in March 2017. These increases were partially offset by lower interest expense resulting from the early repayment of our Credit Facility in December 2015 and the partial repayment of 2020 Senior Notes in January 2017. Other (expense) income, net for the three and six months ended March 31, 2017 included debt extinguishment losses of $18.6 million primarily related to the partial repayment of our 2020 Senior Notes.
Provision for Income Taxes
The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Provision for income taxes	$9.1	$9.2	$(0.1)	(1.1)%	$19.5	$17.0	$2.5	14.6%
Effective income tax rate	(37.1)%	420.4%			(51.0)%	(810.5)%

The effective income tax rate was (37.1)% and (51.0)% for the three and six months ended March 31, 2017, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance and accordingly provide no benefit to the provision as well as an increase to indefinite lived deferred tax liabilities. This is partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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

The following table presents segment results (dollars in millions):

	Three Months Ended		Change	Percent Change	Six Months Ended		Change	Percent Change
	March 31,				March 31,
	2017	2016			2017	2016
Segment Revenues(a):
Healthcare	$238.5	$244.4	$(5.9)	(2.4)%	$477.7	$492.5	$(14.8)	(3.0)%
Mobile	100.2	91.8	8.4	9.1%	192.0	188.2	3.8	2.0%
Enterprise	119.4	94.4	24.9	26.4%	232.3	183.2	49.1	26.8%
Imaging	53.0	56.7	(3.7)	(6.5)%	105.1	118.4	(13.2)	(11.2)%
Total segment revenues	$511.1	$487.4	$23.7	4.9%	$1,007.1	$982.3	$24.8	2.5%
Less: acquisition related revenues adjustments	(11.5)	(8.7)	(2.8)	32.2%	(19.9)	(17.4)	(2.4)	14.0%
Total revenues	$499.6	$478.7	$20.9	4.4%	$987.2	$964.8	$22.4	2.3%
Segment Profit:
Healthcare	$83.3	$78.4	$4.9	6.3%	$161.9	$159.6	$2.3	1.4%
Mobile	40.4	33.4	7.0	21.0%	73.9	67.2	6.7	10.0%
Enterprise	41.8	34.1	7.7	22.6%	73.7	60.3	13.5	22.3%
Imaging	18.5	22.2	(3.7)	(16.7)%	36.1	49.2	(13.1)	(26.6)%
Total segment profit	$184.0	$168.1	$15.9	9.5%	$345.6	$336.3	$9.4	2.8%
Segment Profit Margin
Healthcare	34.9%	32.1%	2.9		33.9%	32.4%	1.5
Mobile	40.3%	36.4%	3.9		38.5%	35.7%	2.8
Enterprise	35.0%	36.1%	(1.1)		31.7%	32.9%	(1.2)
Imaging	34.8%	39.1%	(4.3)		34.3%	41.6%	(7.2)
Total segment profit margin	36.0%	34.5%	1.5		34.3%	34.2%	0.1

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Three Months Ended March 31, 2017

•
Healthcare segment revenue decreased $5.9 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Product and licensing revenue decreased $5.3 million driven by lower revenue from our Dragon Medical perpetual license sales as we transition from perpetual to cloud offerings. Professional services and hosting revenue decreased $0.3 million due to continued erosion in our transcription services partially offset by strong revenue growth in our Dragon Medical cloud services.

•
Mobile segment revenue increased $8.4 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Professional services and hosting revenue increased $8.4 million driven primarily by a continued trend toward cloud-based services in our automotive solutions and strength in our mobile operator services.

•
Enterprise segment revenue increased $24.9 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Product and licensing revenue increased $12.5 million primarily related to revenue from recent acquisitions and growth in our embedded speech license sales. Professional services and hosting revenue increased $10.3 million driven by strong revenue across many of our omni-channel cloud offerings, including revenue from a recent acquisition. Maintenance and support revenue increased $2.1 million.

•	Imaging segment revenues decreased $3.7 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily driven by lower sales of our MFP products.

Six Months Ended March 31, 2017

•
Healthcare segment revenue decreased $14.8 million for the six months ended March 31, 2017, as compared to the six months ended March 31, 2016. Product and licensing revenue decreased $19.9 million driven by lower revenue from our Dragon Medical perpetual license sales as we transition from perpetual to cloud offerings. Hosting revenue decreased $2.4 million due to continued erosion in our transcription services partially offset by the growth in our Dragon Medical cloud services. These decreases were partially offset by a $6.8 million increase in professional services revenue driven by a recent acquisition.

•
Mobile segment revenue increased $3.8 million for the six months ended March 31, 2017, as compared to the six months ended March 31, 2016. Professional services and hosting revenue increased $14.3 million driven primarily by a continued trend toward cloud-based services in our automotive solutions and strength in our mobile operator services. Product and licensing revenue decreased $8.8 million and maintenance and support revenue decreased $1.7 million, due to a decline in devices revenue from deterioration in mature markets, partially offset by the growth in recurring product and licensing revenue in our automotive business.

•
Enterprise segment revenue increased $49.1 million for the six months ended March 31, 2017, as compared to the six months ended March 31, 2016. Professional services and hosting revenue increased $26.0 million driven by strong revenue across many of our omni-channel offerings, including revenue from a recent acquisition. Product and licensing revenue increased $19.2 million primarily related to revenue from recent acquisitions.

•	Imaging segment revenues decreased $13.2 million for the six months ended March 31, 2017, as compared to the six months ended March 31, 2016, primarily driven by lower sales of our MFP products.
Segment Profit
Three Months Ended March 31, 2017

•
Healthcare segment profit for the three months ended March 31, 2017 increased 6.3% from the same period last year, primarily driven by lower operating expenses. Segment profit margin increased 2.9% percentage points, from 32.1% for the same period last year to 34.9% during the current period. The increase in segment profit margin was primarily driven by lower operating expenses with improvements of 2.3 percentage point and higher gross margins of 0.6 percentage point.

•
Mobile segment profit for the three months ended March 31, 2017 increased 21.0% from the same period last year, primarily driven by higher gross profit. Segment profit margin increased 3.9% percentage points, from 36.4% for the same period last year to 40.3% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 2.9 percentage point due to lower operating expenses and a 1.0 percentage point improvement in gross margin driven by margin expansion in our cloud-based services.

•
Enterprise segment profit for the three months ended March 31, 2017 increased 22.6% from the same period last year, driven by higher gross profit due to increased revenue. Segment profit margin decreased 1.1% percentage points, from 36.1% for the same period last year to 35.0% in the current period. The decrease in segment profit margin was primarily driven by lower gross margin resulting from a shift in mix towards a higher percentage of professional services and hosting revenue.

•
Imaging segment profit for the three months ended March 31, 2017 decreased 16.7% from the same period last year, primarily driven by lower revenue. Segment profit margin decreased 4.3% percentage points, from 39.1% for the same period last year to 34.8% during the current period. The decrease in segment profit margin was primarily driven by lower revenues and higher research and development expenses.

Six Months Ended March 31, 2017

•
Healthcare segment profit for the six months ended March 31, 2017 increased 1.4% from the same period last year, primarily driven by lower operating expenses. Segment profit margin increased 1.5 percentage points, from 32.4% for the same period last year to 33.9% during the current period. The increase in segment profit margin was primarily driven by lower operating expenses with improvements of 1.5 percentage point.

•
Mobile segment profit for the six months ended March 31, 2017 increased 10.0% from the same period last year, primarily driven by higher gross profit and lower operating expenses. Segment profit margin increased 2.8 percentage points, from 35.7% for the same period last year to 38.5% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 1.9 percentage point due to lower operating expenses and a 0.9 percentage point improvement in gross margin driven by margin expansion in our cloud-based services.

•
Enterprise segment profit for the six months ended March 31, 2017 increased 22.3% from the same period last year, driven by higher gross profit, partially offset by higher operating expenses from a recent acquisition. Segment profit margin decreased 1.2 percentage points, from 32.9% for the same period last year to 31.7% in the current period. The decrease in segment profit margin was primarily driven by lower gross margin resulting from a shift in mix towards a higher percentage of professional services and hosting revenue.

•
Imaging segment profit for the six months ended March 31, 2017 decreased 26.6% from the same period last year, primarily driven by lower revenue. Segment profit margin decreased 7.2 percentage points, from 41.6% for the same period last year to 34.3% during the current period. The decrease in segment profit margin was primarily driven by lower revenues and higher research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and marketable securities totaled $831.2 million at March 31, 2017, an increase of $223.1 million as compared to $608.1 million at September 30, 2016. The higher level of cash and cash equivalents and marketable securities at March 31, 2017 was a result of having received $226.6 million in net proceeds from the issuance of the 1.25% 2025 Debentures after giving effect to the repurchase of our common stock for $99.1 million and repayment of $17.8 million in aggregate principal on our 2031 Debentures. Our working capital was $185.1 million as of March 31, 2017, as compared to working capital of $347.7 million as of September 30, 2016. As of March 31, 2017, our total accumulated deficit was $486.8 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our cash balance and strong operating cash flow positions.
Cash and cash equivalents and marketable securities held by our international operations totaled $129.9 million at March 31, 2017 compared to $116.5 million at September 30, 2016. We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We expect the cash held overseas will continue to be used for our international operations, and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources and therefore do not anticipate repatriating these funds.
The holders of our 2031 Debentures may require us to redeem the outstanding principal balance of $377.7 million, together with accrued interest, on November 1, 2017. We expect that we will be able to use our existing cash balances, including cash generated by our operating activities during fiscal 2017, to fund the potential redemption requests related to the 2031 Debentures, if any. However, we will assess our operating and investing cash flow requirements and the borrowing economics in the capital markets at that time to determine the appropriate funding source.
We believe our current cash and cash equivalents, marketable securities, and cash flow from operations are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended March 31, 2017, was $250.3 million, a decrease of $50.7 million, as compared to cash provided by operating activities of $301.1 million for the six months ended March 31, 2016. The net decrease was primarily driven by the following factors:

•	A decrease of $40.7 million in cash flows generated by changes in working capital excluding deferred revenue;

•
A decrease in cash flows of $5.8 million from deferred revenue. Deferred revenue contributed cash inflow of $73.0 million for the six months ended March 31, 2017, as compared to $78.8 million for the six months ended March 31, 2016. The deferred revenue growth in the six months ended March 31, 2017 was driven primarily by our hosting solutions, most notably for our automotive connected services in our Mobile segment; and

•	A decrease in cash flows of $4.2 million resulting from higher net loss, exclusive of non-cash adjustment items.

Cash Used in Investing Activities
Cash used in investing activities for the six months ended March 31, 2017, was $176.0 million, an increase of $116.3 million, as compared to cash used in investing activities of $59.7 million for the six months ended March 31, 2016. The net increase was primarily driven by the following factors:

•	An increase in cash outflows of $121.1 million for purchases of marketable securities and other investments;

•	An increase in cash outflows of $45.6 million for business and asset acquisitions; and

•	Partially offset by an increase in cash inflows of $37.0 million from the sale of marketable securities and other investments.
Cash Provided (Used) in Financing Activities
Cash provided by financing activities for the six months ended March 31, 2017, was $70.9 million, a increase of $542.9 million, as compared to cash used in financing activities of $472.0 million for the six months ended March 31, 2016. The net increase was primarily driven by the following factors:

•
A decrease in cash outflows of $475.3 million related to share repurchases. During the six months ended March 31, 2017, we repurchased 5.8 million shares of our common stock for $99.1 million under our share repurchase program, as compared to 9.4 million shares repurchased under our share repurchase program and 26.3 million shares repurchased from the Icahn Group for total cash outflows of $574.3 million during the same period in the prior year;

•
An increase in cash inflows of $53.0 million from debt activities. During the six months ended March 31, 2017, the net cash inflows from debt activities was $204.9 million including approximately $495.0 million net proceeds from the issuance of our 2026 Senior Notes, approximately $343.6 million net proceeds from the issuance of our 1.25% 2025 Debentures, offset by the repurchase of $600.0 million in aggregate principal of our 2020 Senior Notes and the repurchase of $17.8 million in aggregate principal of our 2031 Debentures. During the six months ended March 31, 2016, the net cash inflows from debt activities was $151.9 million including $676.5 million in aggregate principal from the issuance of our 1.0% 2035 Debentures offset by the $472.5 million repayment of our term loan and the repurchase of $38.3 million in aggregate principal on our 2031 Debentures; and

•
A decrease in cash outflows of $13.6 million as a result of lower cash payments required to net share settle employee equity awards, due to a decrease in vesting value as a result of lower stock prices during the six months ended March 31, 2017 as compared to the same period in the prior year.

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
5.375% Senior Notes due 2020
In August 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. In October 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes (collectively the “2020 Senior Notes”). The 2020 Senior Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The 2020 Senior Notes are our unsecured senior obligations and are guaranteed on an unsecured senior basis by the Subsidiary Guarantors. The 2020 Senior Notes and guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The 2020 Senior Notes and guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the 2020 Senior Notes.
In January 2017, we repurchased $600.0 million in aggregate principal amount of our 2020 Senior Notes using cash and cash equivalents and the net proceeds from our 2026 Senior Notes issued in December 2016. In January 2017, we recorded an extinguishment loss of $18.4 million. In accordance with the authoritative guidance for debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt, including any unamortized debt discount or issuance costs. Following this activity, $450.0 million in aggregate principal amount of our 2020 Senior Notes remain outstanding.
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
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”) in a private placement. We used a portion of the proceeds to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 and to repay the aggregate principal balance of $472.5 million on the term loan. Upon the repurchase and repayment of debts in December 2015, we recorded an extinguishment loss of $4.9 million in other expense, net, in the accompanying consolidated statements of operations. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $27.22 per share. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of March 31, 2017 and September 30, 2016, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In October 2011, we issued $690.0 million in aggregate principal amount of 2.75% Senior Convertible Debentures due in 2031 (the “2031 Debentures”) in a private placement. The 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2031 Debentures on November 1, 2017, 2021, and 2026. The 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2031 Debentures. The 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $32.30 per share. At issuance, we allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2017.
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our 1.5% 2035 Debentures. In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. In March 2017, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $17.8 million in aggregate principal with proceeds received from the issuance of our 1.25% Senior Convertible Debentures issued in March 2017. Following these activities, $377.7 million in aggregate principal amount of our 2031 Debentures remain outstanding. As of March 31, 2017, the remaining aggregate outstanding principal balance has been classified as current portion of long-term debt on the consolidated balance sheet as the holders have the right to require us to redeem on November 1, 2017. As of March 31, 2017 and September 30, 2016, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.25% Convertible Debentures due 2025
In March 2017, we issued $350.0 million in aggregate principal amount of 1.25% Senior Convertible Debentures due in 2025 (the “1.25% 2025 Debentures”) in a private placement. The proceeds were approximately $343.6 million, net of issuance costs. We used a portion of the proceeds to repurchase 5.8 million shares of our common stock for $99.1 million and $17.8 million in aggregate principal on our 2031 Debentures. We intend to use the remaining net proceeds, together with cash on hand, to repurchase, redeem, retire or otherwise repay all of our remaining outstanding 2031 Debentures in November 2017. The 1.25% 2025 Debentures bear interest at 1.25% per year, payable in cash semi-annually in arrears, beginning on October 1, 2017. The 1.25% 2025 Debentures mature on April 1, 2025. The 1.25% 2025 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.25% 2025 Debentures. The 1.25% 2025 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 1.25% 2025 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature and record the remainder in stockholders’ equity. At issuance, we allocated $252.1 million to long-term debt, and $97.9 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through April 1, 2025.
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $22.22 per share, subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter beginning after June 30, 2017 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2017, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. The 1.5%

2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021. As of March 31, 2017 and September 30, 2016, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
In April 2016, we entered into a credit agreement that provides for a $242.5 million revolving credit line, including letters of credit (together, the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 15, 2021. As of March 31, 2017, issued letters of credit in the aggregate amount of $4.5 million were treated as issued and outstanding when calculating the borrowing availability under the Revolving Credit Facility. As of March 31, 2017, we had $238.0 million available for additional borrowing under the Revolving Credit Facility. Any amounts outstanding under the Revolving Credit Facility will bear interest, at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all assets of ours and our Subsidiary Guarantors. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. In March 2017, in connection with the issuance of our 1.25% 2025 Debentures, we used a portion of the net proceeds to repurchase 5.8 million shares of our common stock for $99.1 million under the approved program. Since the commencement of the program, we have repurchased 46.5 million shares for $806.6 million. These shares were retired upon repurchase. Approximately $193.4 million remained available for share repurchases as of March 31, 2017 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.

Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2017	2018 and 2019	2020 and 2021	Thereafter
Convertible debentures(1)	$1,668.1	$—	$377.7	$—	$1,290.4
Senior notes	1,250.0	—	—	450.0	800.0
Interest payable on long-term debt(2)	605.1	44.2	176.0	146.6	238.3
Letters of credit(3)	4.5	0.6	3.9	—	—
Lease obligations and other liabilities:
Operating leases	176.3	10.7	43.8	31.3	90.5
Operating leases under restructuring(4)	57.9	5.9	16.2	12.4	23.4
Purchase commitments(5)	36.6	6.6	12.0	14.4	3.6
Total contractual cash obligations	$3,798.5	$68.0	$629.6	$654.7	$2,446.2

(1)
Holders of the 1.0% 2035 Debentures have the right to require us to redeem the debentures on December 15, 2022, 2027 and 2032. Holders of the 2031 Debentures have the right to require us to redeem the debentures on November 1, 2017, 2021, and 2026. Holders of the 1.5% 2035 Debentures have the right to require us to redeem the debentures on November 1, 2021, 2026, and 2031.

(2)
Interest per annum is due and payable semi-annually under 1.0% 2035 Debentures at a rate of 1.0%, under 2031 Debentures at a rate of 2.75%, under 1.25% 2025 Debentures at a rate of 1.25% and under 1.5% 2035 Debentures at a rate of 1.5%. Interest per annum is due and payable semi-annually on the 5.625% Senior Notes at a rate of 5.625%, 5.375% Senior Notes at a rate of 5.375%, and 6.0% Senior Notes at a rate of 6.0%.

(3)	Letters of Credit are in place primarily to secure future operating lease payments.

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of March 31, 2017, we have subleased certain of the facilities with total sublease income of $52.6 million through fiscal year 2025.

(5)
Purchase commitments include non-cancelable purchase commitments for property and equipment, inventory, and services in the normal course of business. These amounts also include arrangements that require a minimum purchase commitment by us.

The gross liability for unrecognized tax benefits as of March 31, 2017 was $28.3 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Contingent Liabilities and Commitments
In connection with certain acquisitions, we may be required to make up to $22.3 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $21.4 million, will be recorded as compensation expense over the applicable employment period.
Off-Balance Sheet Arrangements
Through March 31, 2017, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2017 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The outstanding contracts are not designated as cash flow hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $69.3 million at March 31, 2017. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At March 31, 2017, we held approximately $831.2 million of cash and cash equivalents and marketable securities primarily consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $7.1 million per annum, based on the March 31, 2017 reported balances of our investment accounts.
At March 31, 2017, we had no outstanding debt exposed to variable interest rates.

2031 Debentures, 1.5% 2035 Debentures, 1.0% 2035 Debentures and 1.25% 2025 Debentures
The fair values of our 2031 Debentures, 1.5% 2035 Debentures, 1.0% 2035 Debentures and 1.25% 2025 Debentures are dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market values of these debentures will generally increase as the market price of our common stock increases and will decrease as the market price of our common stock decreases. The fair market values of these debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market values of these debentures, but do not impact our financial position, results of operations or cash flows due to the fixed nature of the debt obligations. However, increases in the value of our common stock above the stated trigger price for each issuance for a specified period of time may provide the holders of these debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement.
Our debentures trade in the financial markets, and the fair value at March 31, 2017 was $380.5 million for the 2031 Debentures, based on an average of the bid and ask prices on that day. The conversion value on March 31, 2017 was approximately $202.4 million. A 10% increase in the stock price over the March 31, 2017 closing price of $17.31 would cause an estimated $1.0 million increase to the fair value and an $20.2 million increase to the conversion value of the debentures. The fair value at March 31, 2017 was $272.1 million for the 1.5% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on March 31, 2017 was approximately $196.4 million. A 10% increase in the stock price over the March 31, 2017 closing price of $17.31 would cause an estimated $11.0 million increase to the fair value and a $19.6 million increase to the conversion value of the debentures. The fair value at March 31, 2017 was $643.9 million for the 1.0% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on March 31, 2017 was approximately $430.2 million. A 10% increase in the stock price over the March 31, 2017 closing price of $17.31 would cause an estimated $23.5 million increase to the fair value and a $43.0 million increase to the conversion value of the debentures. The fair value at March 31, 2017 was $349.9 million for the 1.25% 2025 Debentures, based on an average of the bid and ask prices on that day. The conversion value on March 31, 2017 was approximately $272.7 million. A 10% increase in the stock price over the March 31, 2017 closing price of $17.31 would cause an estimated $19.9 million increase to the fair value and a $27.3 million increase to the conversion value of the debentures.

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
You should carefully consider the risks described below when evaluating our company and when deciding whether to invest in our company. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described below actually occurs, our business, financial condition or our results of operations could be seriously harmed. If that happens, the trading price of our common stock could decline and you may lose part or all of the value of any of our shares held by you.
Risks Related to Our Business
The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully.
There are a number of companies that develop or may develop products that compete in our targeted markets. The markets for our products and services are characterized by intense competition, evolving industry standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives with limited functionality available at lower costs or free of charge. Within voice recognition and natural language understanding, we compete primarily with Amazon, Google, iFlyTek and other smaller providers. Within healthcare, we compete primarily with M*Modal, Optum, 3M and other smaller providers. Within imaging, we compete primarily with ABBYY and Adobe. In our enterprise business, some of our partners such as Avaya, Cisco, and Genesys develop and market products that might be considered substitutes for our solutions. In addition, a number of smaller companies in voice recognition, natural language understanding, text input and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations.
The competition in these markets could adversely affect our operating results by reducing the volume of the products we license or the prices we can charge. Some of our current or potential competitors, such as 3M, Adobe, Amazon and Google, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do, and in certain cases may be able to include or combine their competitive products or technologies with other of their products or technologies in a manner whereby the competitive functionality is available at lower cost or free of charge within the larger offering. To the extent they do so, market acceptance and penetration of our products, and therefore our revenue and bookings, may be adversely affected. Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, or if we are unable to realize synergies among our acquired products and technologies, our business will suffer.
Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline.
Our revenue, bookings and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given these fluctuations, we believe that quarter to quarter comparisons of revenue, bookings and operating results are not necessarily meaningful or an accurate indicator of our future performance. These fluctuations may cause our results of operations to not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include:

•	volume, timing and fulfillment of customer orders and receipt of royalty reports;

•	the pace of the transition to an on-demand and transactional revenue model;

•	slowing sales by our channel partners to their customers;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	contractual counterparties are unable to, or do not, meet their contractual commitments to us;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment of goodwill or intangible assets;

•	delayed realization of synergies resulting from our acquisitions;

•	accounts receivable that are not collectible and write-offs of excess or obsolete inventory;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.
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
We are subject to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information and personal health information, with additional laws applicable in some jurisdictions where the information is collected from children. In many cases, these laws apply not only to transfers between unrelated third-parties but also to transfers between us and our subsidiaries. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to evolve and may be inconsistent from jurisdiction to jurisdiction. In April 2016, the European Commission adopted the General Data Protection Regulation (the “GDPR”). The GDPR has a two-year phase-in period. Complying with the GDPR and other emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in penalties or significant legal liability, and could affect our ability to retain and attract customers.
Any failure by us, our customers, suppliers or other parties with whom we do business to comply with our privacy policy or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Any alleged or actual failure to comply with applicable privacy laws and regulations may:

•	cause our customers to lose confidence in our solutions;

•	harm our reputation;

•	expose us to litigation and liability; and

•	require us to incur significant expenses for remediation.
Security and privacy breaches may damage client relations and inhibit our growth.
The confidentiality and security of our, and third party, information is critical to our business. Our services involve the transmission, use, and storage of customers’ and their customer’s confidential information. A failure of our security or privacy measures or policies could have a material adverse effect on our financial operation and results of operations. These measures may be breached through a variety of means resulting in someone obtaining unauthorized access to our or our customers’ information or to our intellectual property. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security or privacy breach may:

•	cause our customers to lose confidence in our solutions;

•	harm our reputation;

•	expose us to litigation and liability; and

•	require us to incur significant expense for remediation.
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

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses;

•	potential disruption of our ongoing business and distraction of management;

•	difficulty in incorporating acquired products and technologies into our products and technologies;

•	potential difficulties in completing projects associated with in-process research and development;

•	unanticipated expenses and delays in completing acquired development projects and technology integration and upgrades;

•	challenges associated with managing additional, geographically remote businesses;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	accurate projection of revenue and bookings plans of the acquired entity in the due diligence process;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business.
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
Under accounting principles generally accepted in the United States of America, we record the market value of our common stock and other forms of consideration issued in connection with an acquisition as the cost of acquiring the company or business. We allocate that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships, based on their respective fair values. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and may adversely affect our operating results and cash flows:

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
Intangible assets are generally amortized over three to ten years. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2017, we had identified intangible assets of approximately $0.7 billion, net of accumulated amortization, and goodwill of approximately $3.5 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

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
We reported net losses of $12.5 million, $115.0 million and $150.3 million in fiscal years 2016, 2015 and 2014, respectively, and have a total accumulated deficit of $486.8 million as of March 31, 2017. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
If our efforts to execute our formal transformation program are not successful, our business could be harmed.
We have been executing a formal transformation program to focus our product investments on our growth opportunities, increase our operating efficiencies, reduce costs, and further enhance shareholder value through share buybacks. There can be no assurance that we will be successful in executing this transformation program or be able to fully realize the anticipated benefits of this program, within the expected timeframes, or at all. Additionally, if we are not successful in strategically aligning our product portfolio, we may not be able to achieve the anticipated benefits of this program. A failure to successfully reduce and re-align our costs could have an adverse effect on our revenue and on our expenses and profitability. As a result, our financial results may not meet our or the expectations of securities analysts or investors in the future and our business could be harmed.
Tax matters may cause significant variability in our financial results.
Our businesses are subject to income taxation in the United States, as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including:

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
Under the Sarbanes-Oxley Act of 2002, we were required to develop and are required to maintain an effective system of disclosure controls and internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. In addition, our management is required to assess and certify the adequacy of our controls on a quarterly basis, and our independent auditors must attest and report on the effectiveness of our internal control over financial reporting on an annual basis. Any failure in the effectiveness of our system of internal control over financial reporting could have a material adverse impact on our ability to report our financial statements in an accurate and timely manner. Inaccurate and/or untimely financial statements could subject us to regulatory actions, civil or criminal penalties, shareholder litigation, or loss of customer confidence, which could result in an adverse reaction in the financial marketplace and ultimately could negatively impact our stock price due to a loss of investor confidence in the reliability of our financial statements.
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

•	our market capitalization declining to below net book value.
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
We have a significant amount of debt. At March 31, 2017, we had a total of $2,918.1 million face value of debt outstanding, comprised of $450.0 million of senior notes due in 2020, $300.0 million of senior notes due in 2024, $500.0 million of senior notes due in 2026. At March 31, 2017, we also had $1,668.1 million in aggregate principal amount of convertible debentures outstanding comprised of our 2.75% 2031 Debentures ($377.7 million) redeemable in November 2017, 1.5% 2035 Debentures ($263.9 million) redeemable in November 2021, 1.0% 2035 Debentures ($676.5 million) redeemable in December 2022 and 1.25% 2025 Debentures ($350.0 million) redeemable in April 1, 2025. Investors may require us to redeem these debentures earlier than the dates indicated if the closing sale price of our common stock is more than 130% of the then current conversion price of the respective debentures for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount in cash or shares of our common stock, at our election. We also have a $242.5 million Revolving Credit Facility under which $4.5 million was committed to backing outstanding letters of credit issued and $238.0 million was available for borrowing at March 31, 2017. Our debt level could have important consequences, for example it could:

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
Our stock price historically has been, and may continue to be, volatile. Various factors contribute to the volatility of our stock price, including, for example, quarterly variations in our financial results, new product introductions by us or our competitors and general economic and market conditions. Sales of a substantial number of shares of our common stock by our largest stockholders, or the perception that such sales could occur, could also contribute to the volatility or our stock price. While we cannot predict the individual effect that any of these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. Any such litigation could result in substantial costs and divert management's attention and resources.
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
Our business could be negatively affected by the actions of activist stockholders.
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

On February 7, 2017, we issued 844,108 shares of our common stock in connection with a business acquisition. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof because the issuance did not involve a public offering.

The following is a summary of our share repurchases for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2017 - January 31, 2017	—	$—	—	$292,487
February 1, 2017 - February 28, 2017	—	$—	—	$292,487
March 1, 2017 - March 31, 2017	5,797	$17.09	5,797	$193,410
Total	5,797		5,797

(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. The plan has no expiration date. As of March 31, 2017, approximately $193.4 million of repurchasing authority remained available.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 10, 2017.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock.	8-K	0-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	0-27038	3.2	8/20/2013
4.1	Indenture, dated as of March 17, 2017, by and between Nuance Communications, Inc. and U.S. Bank National Association, as trustee relating to 1.25% Senior Convertible Notes due 2025, including form of Global Note.	8-K	001-36056	4.1	3/17/2017
10.1	Nuance Communications, Inc. 2000 Stock Plan (as amended January 30, 2017)	8-K	001-36056	10.1	2/3/2017
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101.0
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X