Form 10-Q
period 2017-06-30
Nuance Communications, Inc.
filed 2017-08-09
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of July 31, 2017 was 288,599,317.

NUANCE COMMUNICATIONS, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Professional services and hosting	$251,488	$242,331	$763,595	$709,662
Product and licensing	154,228	153,015	465,238	490,687
Maintenance and support	80,505	82,505	244,619	242,350
Total revenues	486,221	477,851	1,473,452	1,442,699
Cost of revenues:
Professional services and hosting	169,439	158,412	498,501	466,383
Product and licensing	17,637	20,785	54,805	65,020
Maintenance and support	13,410	13,574	40,248	40,496
Amortization of intangible assets	15,727	15,107	48,487	47,077
Total cost of revenues	216,213	207,878	642,041	618,976
Gross profit	270,008	269,973	831,411	823,723
Operating expenses:
Research and development	66,565	67,761	199,119	205,512
Sales and marketing	97,011	96,012	292,201	289,439
General and administrative	42,329	40,328	123,637	126,769
Amortization of intangible assets	29,160	26,748	84,931	80,229
Acquisition-related costs, net	7,646	4,721	22,051	8,426
Restructuring and other charges, net	13,035	5,717	39,649	20,257
Total operating expenses	255,746	241,287	761,588	730,632
Income from operations	14,262	28,686	69,823	93,091
Other (expense) income:
Interest income	1,952	1,012	4,255	3,511
Interest expense	(40,422)	(33,184)	(116,296)	(95,392)
Other expense, net	(1,019)	(489)	(21,251)	(7,284)
Loss before income taxes	(25,227)	(3,975)	(63,469)	(6,074)
Provision for income taxes	2,609	7,846	22,103	24,858
Net loss	$(27,836)	$(11,821)	$(85,572)	$(30,932)
Net loss per share:
Basic	$(0.10)	$(0.04)	$(0.30)	$(0.10)
Diluted	$(0.10)	$(0.04)	$(0.30)	$(0.10)
Weighted average common shares outstanding:
Basic	287,856	279,373	289,269	295,319
Diluted	287,856	279,373	289,269	295,319
See accompanying notes.

NUANCE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
	(In thousands)
Net loss	$(27,836)	$(11,821)	$(85,572)	$(30,932)
Other comprehensive income (loss):
Foreign currency translation adjustment	13,185	(9,614)	566	(951)
Pension adjustments	(250)	81	(14)	231
Unrealized (loss) gain on marketable securities	(15)	73	(19)	106
Total other comprehensive income (loss), net	12,920	(9,460)	533	(614)
Comprehensive loss	$(14,916)	$(21,281)	$(85,039)	$(31,546)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$693,594	$481,620
Marketable securities	175,615	98,840
Accounts receivable, less allowances for doubtful accounts of $12,681 and $11,038	359,497	380,004
Prepaid expenses and other current assets	90,794	78,126
Total current assets	1,319,500	1,038,590
Marketable securities	31,926	27,632
Land, building and equipment, net	161,826	185,169
Goodwill	3,578,689	3,508,879
Intangible assets, net	708,077	762,220
Other assets	137,475	138,980
Total assets	$5,937,493	$5,661,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$371,321	$—
Contingent and deferred acquisition payments	31,561	9,468
Accounts payable	107,560	94,599
Accrued expenses and other current liabilities	218,155	237,659
Deferred revenue	374,033	349,173
Total current liabilities	1,102,630	690,899
Long-term portion of debt	2,229,336	2,433,152
Deferred revenue, net of current portion	424,635	386,960
Deferred tax liabilities	130,152	115,435
Other liabilities	96,200	103,694
Total liabilities	3,982,953	3,730,140

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 292,217 and 291,384 shares issued and 288,467 and 287,633 shares outstanding, respectively	292	291
Additional paid-in capital	2,601,239	2,492,992
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(115,601)	(116,134)
Accumulated deficit	(514,602)	(429,031)
Total stockholders’ equity	1,954,540	1,931,330
Total liabilities and stockholders’ equity	$5,937,493	$5,661,470
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2017	2016
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(85,572)	$(30,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	174,955	173,093
Stock-based compensation	121,809	122,957
Non-cash interest expense	42,912	34,044
Deferred tax provision	6,762	6,480
Loss on extinguishment of debt	18,565	4,851
Other	20,610	12
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	28,132	23,374
Prepaid expenses and other assets	(14,531)	(12,526)
Accounts payable	12,209	25,041
Accrued expenses and other liabilities	(4,040)	18,549
Deferred revenue	60,552	61,984
Net cash provided by operating activities	382,363	426,927
Cash flows from investing activities:
Capital expenditures	(34,033)	(41,423)
Payments for business and asset acquisitions, net of cash acquired	(110,220)	(28,194)
Purchases of marketable securities and other investments	(192,062)	(36,251)
Proceeds from sales and maturities of marketable securities and other investments	106,444	66,254
Net cash used in investing activities	(229,871)	(39,614)
Cash flows from financing activities:
Payments of debt	(634,055)	(511,844)
Proceeds from issuance of long-term debt, net of issuance costs	838,081	959,860
Payments for repurchase of common stock	(99,077)	(699,472)
Net payments on other long-term liabilities	(424)	(1,320)
Proceeds from issuance of common stock from employee stock plans	8,682	8,461
Cash used to net share settle employee equity awards	(52,523)	(67,047)
Net cash provided by (used in) financing activities	60,684	(311,362)
Effects of exchange rate changes on cash and cash equivalents	(1,202)	3,655
Net increase in cash and cash equivalents	211,974	79,606
Cash and cash equivalents at beginning of period	481,620	479,449
Cash and cash equivalents at end of period	$693,594	$559,055
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in our latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The results of operations for the three and nine months ended June 30, 2017 and 2016, are not necessarily indicative of the results for the entire fiscal year or any future period.

2.	Malware Incident and Subsequent Events
On June 27, 2017, Nuance was a victim of the global NotPetya malware incident (the “Malware Incident”). The NotPetya malware affected certain Nuance systems, including systems used by our healthcare customers primarily for transcription services as well as systems used by our imaging division to receive and process orders.
We have evaluated subsequent events from June 30, 2017 through the date of the issuance of these consolidated financial statements and have determined that other than the effects of the Malware Incident, no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

3.	Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
During January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The standard is effective for annual or interim impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Effective June 2017, we early adopted this standard and the adoption had no material impact on our consolidated financial statements. See Note 5, Goodwill and Intangibles Assets, for further information.
    In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Effective January 2017, we early adopted the guidance and the adoption had no material impact on our consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 permits two methods of adoption: (i) retrospective to each prior reporting period presented; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the original effective date.  Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019 and we do not plan to early adopt. In the first quarter of fiscal 2017, we commenced a project to assess the potential impact of the new standard on our consolidated financial statements and related disclosures. This project also includes the assessment and enhancement of our internal processes and systems to address the new standard. We have not yet selected a transition method.

4.	Business Acquisitions
As part of our business strategy, we have acquired, and may acquire in the future, certain businesses and technologies primarily to expand our products and service offerings.
Fiscal Year 2017 Acquisitions
In fiscal year 2017, we acquired several businesses in our Enterprise, Healthcare and Mobile segments that were not significant individually or in the aggregate. The total aggregate consideration for these acquisitions was $97.2 million, including the issuance of 0.8 million shares of our common stock valued at $13.4 million and an $8.3 million estimated fair value for future contingent payments. The results of operations of these acquisitions have been included in our financial results since their respective acquisition dates.
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
Fiscal Year 2016 Acquisitions
Acquisition of TouchCommerce, Inc.
In August 2016, we acquired all of the outstanding stock of TouchCommerce. TouchCommerce is a provider of omni-channel solutions to engage their customers on any device through online chat, guides, personalized content, and other automated tools, resulting in enhanced customer experience, increased revenue and reduced support costs. We expect this acquisition to expand our customer care solutions with a range of new digital offerings, including live chat, customer analytics and personalization solutions within our Enterprise segment. We expect to be able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty and improve business results. The aggregate consideration for this transaction was $217.5 million, and included $113.0 million paid in cash and $85.0 million paid in our common stock. The remaining $19.5 million is expected to be paid in November 2017 at the conclusion of an indemnity period in either cash or our common stock, at our election. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not deductible for tax purposes. The results of operations for this acquisition have been included in our Enterprise segment from the acquisition date.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the preliminary allocation of the purchase consideration for our TouchCommerce acquisition is as follows (dollars in thousands):

Touch-Commerce
Purchase consideration:
Cash	$113,008
Common stock(a)	85,000
Deferred acquisition payment	19,458
Total purchase consideration	$217,466

Allocation of the purchase consideration:
Cash	$137
Accounts receivable(b)	14,897
Goodwill	117,178
Identifiable intangible assets(c)	110,800
Other assets	1,521
Total assets acquired	244,533
Current liabilities	(4,134)
Deferred tax liability	(19,515)
Deferred revenue	(2,784)
Other long term liabilities	(634)
Total liabilities assumed	(27,067)
Net assets acquired	$217,466

(a)	5,749,807 shares of our common stock valued at $14.78 per share were issued at closing.

(b)	Accounts receivable have been recorded at their estimated fair values and the fair value reserve was not material.

(c)	The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (dollars in thousands):

	TouchCommerce
	Amount	Weighted Average Life (Years)
Core and completed technology	$26,000	6.0
Customer relationships	81,600	10.0
Trade names	3,200	5.0
Total	$110,800
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
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Transition and integration costs	$3,722	$1,332	$11,044	$3,367
Professional service fees	3,905	3,531	11,896	6,131
Acquisition-related adjustments	19	(142)	(889)	(1,072)
Total	$7,646	$4,721	$22,051	$8,426

5.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the nine months ended June 30, 2017, are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2016	$3,508,879	$762,220
Acquisitions	61,823	78,403
Purchase accounting adjustments	(321)	—
Amortization	—	(133,418)
Effect of foreign currency translation	8,308	872
Balance at June 30, 2017	$3,578,689	$708,077
During the first quarter of fiscal year 2017, we acquired a speech patent portfolio for total cash consideration of $35.0 million which was paid in January 2017.
We determined that the recent service interruption resulting from the Malware Incident represents a triggering event which may require an impairment test. Our Healthcare and Imaging reporting units were predominantly impacted by the Malware Incident, resulting in the inaccessibility of certain Healthcare transcription platforms and the inability to fulfill certain Imaging orders. The goodwill associated with our Healthcare and Imaging reporting units totaled approximately $1.4 billion and $0.3 billion, respectively, as of both June 30, 2017 and September 30, 2016. Based on our annual goodwill impairment analysis performed as of July 1, 2016, the fair values exceeded the carrying values of these reporting units by approximately 160% and 170%, respectively. To the extent that revenues do not meet the projected growth used in our fiscal 2016 annual goodwill impairment analysis, there may be a negative impact on the future cash flow assumptions which would negatively impact the reporting units’ fair values. We will complete our assessment as part of our annual impairment test as of July 1, 2017, in the fourth quarter, as we finalize the evaluation of impact of this event on our projected revenues.

6.	Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At June 30, 2017 and September 30, 2016, we had outstanding contracts with a total notional value of $99.4 million and $215.2 million, respectively.

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

The following table provides a quantitative summary of the fair value of our derivative instruments as of June 30, 2017 and September 30, 2016 (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		June 30, 2017	September 30, 2016
Foreign currency contracts	Prepaid expenses and other current assets	$202	$335
The following tables summarize the activity of derivative instruments for the nine months ended June 30, 2017 and 2016 (dollars in thousands):

		Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income	2017	2016	2017	2016
Foreign currency contracts	Other expense, net	$175	$(2,261)	$(7,885)	$(27)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and September 30, 2016 consisted of the following (dollars in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$556,549	$—	$—	$556,549
US government agency securities(a)	1,005	—	—	1,005
Time deposits(b)	—	87,190	—	87,190
Commercial paper, $51,116 at cost(b)	—	51,147	—	51,147
Corporate notes and bonds, $69,154 at cost(b)	—	69,204	—	69,204
Foreign currency exchange contracts(b)	—	202	—	202
Total assets at fair value	$557,554	$207,743	$—	$765,297
Liabilities:
Contingent acquisition payments(c)	$—	$—	$(11,351)	$(11,351)
Total liabilities at fair value	$—	$—	$(11,351)	$(11,351)

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$331,419	$—	$—	$331,419
US government agency securities(a)	1,002	—	—	1,002
Time deposits(b)	—	33,794	—	33,794
Commercial paper, $38,108 at cost(b)	—	38,142	—	38,142
Corporate notes and bonds, $54,484 at cost(b)	—	54,536	—	54,536
Foreign currency exchange contracts(b)	—	335	—	335
Total assets at fair value	$332,421	$126,807	$—	$459,228
Liabilities:
Contingent acquisition payments(c)	$—	$—	$(8,240)	$(8,240)
Total liabilities at fair value	$—	$—	$(8,240)	$(8,240)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheets, are valued at quoted market prices in active markets.

(b)
The fair values of our time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. The time deposits, commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 0.75 years as of June 30, 2017.

(c)
The fair values of our contingent consideration arrangements are determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the three and nine months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$6,377	$20,825	$8,240	$15,961
Earn-out liabilities established at time of acquisition	5,000	1,455	8,253	3,955
Payments and foreign currency translation	(26)	1,538	(4,283)	2,910
Adjustments to fair value included in acquisition-related costs, net	—	333	(859)	1,325
Balance at end of period	$11,351	$24,151	$11,351	$24,151
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
Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2019. As of June 30, 2017, we could be required to pay up to $27.7 million for contingent consideration arrangements if the specified objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from future product sales and the risk adjusted discount rate for the fair value measurement.

8.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2017	September 30, 2016
Compensation	$132,572	$154,028
Accrued interest payable	23,429	20,409
Cost of revenue related liabilities	16,875	19,351
Consulting and professional fees	16,062	18,001
Facilities related liabilities	8,248	7,382
Sales and other taxes payable	3,792	2,708
Sales and marketing incentives	3,334	6,508
Other	13,843	9,272
Total	$218,155	$237,659

9.	Deferred Revenue
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
Deferred revenue consisted of the following (dollars in thousands):

	June 30, 2017	September 30, 2016
Current liabilities:
Deferred maintenance revenue	$158,939	$165,902
Unearned revenue	215,094	183,271
Total current deferred revenue	$374,033	$349,173
Long-term liabilities:
Deferred maintenance revenue	$59,604	$59,955
Unearned revenue	365,031	327,005
Total long-term deferred revenue	$424,635	$386,960

10.	Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for excess facility space and other contract termination costs. Other charges may include litigation contingency reserves, costs related to a transition agreement for our Chief Executive Officer, asset impairment charges, expenses associated with the Malware Incident and gains or losses on the sale or disposition of certain non-strategic assets or product lines.
The following table sets forth accrual activity relating to restructuring reserves for the nine months ended June 30, 2017 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2016	$2,661	$11,132	$13,793
Restructuring charges, net	12,279	5,708	17,987
Non-cash adjustment	—	(1,433)	(1,433)
Cash payments	(11,747)	(5,104)	(16,851)
Balance at June 30, 2017	$3,193	$10,303	$13,496

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended June 30,
	2017					2016
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$993	$—	$993	$4,065	$5,058	$49	$1,344	$1,393	$—	$1,393
Mobile	866	(511)	355	—	355	62	1,222	1,284	—	1,284
Enterprise	1,910	2,040	3,950	—	3,950	(8)	494	486	—	486
Imaging	43	—	43	—	43	7	294	301	—	301
Corporate	241	25	266	3,363	3,629	(249)	2,502	2,253	—	2,253
Total	$4,053	$1,554	$5,607	$7,428	$13,035	$(139)	$5,856	$5,717	$—	$5,717

	Nine Months Ended June 30,
	2017					2016
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$3,554	$870	$4,424	$4,065	$8,489	$1,363	$1,352	$2,715	$—	$2,715
Mobile	4,133	(460)	3,673	10,773	14,446	4,973	1,172	6,145	46	6,191
Enterprise	2,722	2,904	5,626	—	5,626	1,035	2,528	3,563	—	3,563
Imaging	629	387	1,016	—	1,016	219	478	697	—	697
Corporate	1,241	2,007	3,248	6,824	10,072	1,820	5,210	7,030	61	7,091
Total	$12,279	$5,708	$17,987	$21,662	$39,649	$9,410	$10,740	$20,150	$107	$20,257

Fiscal Year 2017
During the three and nine months ended June 30, 2017, we recorded restructuring charges of $5.6 million and $18.0 million, respectively. The restructuring charges for the nine months ended June 30, 2017 included $12.3 million for severance costs related to approximately 300 terminated employees and $5.7 million charge for the closure of certain excess facility space including adjustment to sublease assumptions associated with prior abandoned facilities. These actions are part of our initiatives to reduce costs and optimize processes. We expect the remaining outstanding severance payments of $3.2 million will be substantially paid by the end of fiscal year 2017. We expect the remaining payments of $10.3 million for the closure of excess facility space will be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
In addition to the restructuring charges, during the three and nine months ended June 30, 2017, we recorded $2.3 million and $5.8 million, respectively, for costs related to a transition agreement for our Chief Executive Officer as communicated on our Form 8-K filed on November 17, 2016. The cash payments associated with the transition agreement are expected to be made during fiscal years 2018 and 2019. During the three and nine months ended June 30, 2017, we also included $5.2 million in other charges related to professional services fees and fixed asset impairment as a result of the Malware Incident. A non-cash impairment charge of $10.8 million resulting from our decision to cease use of a capitalized internally developed software is included in the results for the nine months ended June 30, 2017.
Fiscal Year 2016
During the three and nine months ended June 30, 2016, we recorded restructuring charges of $5.7 million and $20.2 million, respectively. The restructuring charges for the nine months ended June 30, 2016 included $9.4 million for severance costs related to approximately 200 terminated employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $10.7 million charge for the closure of certain excess facility space.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt and Credit Facilities
At June 30, 2017 and September 30, 2016, we had the following long-term borrowing obligations (dollars in thousands):

	June 30, 2017	September 30, 2016
5.625% Senior Notes due 2026, net of deferred issuance costs of $6.2 million. Effective interest rate 5.625%.	$493,797	$—
5.375% Senior Notes due 2020, net of unamortized premium of $1.0 million and $3.0 million, respectively, and deferred issuance costs of $2.5 million and $7.3 million, respectively. Effective interest rate 5.375%.	448,511	1,046,851
6.000% Senior Notes due 2024, net of deferred issuance costs of $2.2 million and $2.4 million, respectively. Effective interest rate 6.000%.	297,833	297,601
1.00% Convertible Debentures due 2035, net of unamortized discount of $146.7 million and $163.5 million, respectively, and deferred issuance costs of $7.2 million and $8.2 million, respectively. Effective interest rate 5.622%.	522,576	504,712
2.75% Convertible Debentures due 2031, net of unamortized discount of $6.1 million and $19.2 million, respectively, and deferred issuance costs of $0.3 million and $1.1 million, respectively. Effective interest rate 7.432%.	371,321	375,208
1.25% Convertible Debentures due 2025, net of unamortized discount of $95.1 million, and deferred issuance costs of $4.4 million. Effective interest rate 5.578%.	250,439	—
1.50% Convertible Debentures due 2035, net of unamortized discount of $44.9 million and $51.7 million, respectively, and deferred issuance costs of $1.6 million and $1.9 million, respectively. Effective interest rate 5.394%.	217,437	210,286
Deferred issuance costs related to our Revolving Credit Facility	(1,257)	(1,506)
Total long-term debt	2,600,657	2,433,152
Less: current portion	371,321	—
Non-current portion of long-term debt	$2,229,336	$2,433,152
The following table summarizes the maturities of our borrowing obligations as of June 30, 2017 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes	Total
2017	$—	$—	$—
2018	377,740	—	377,740
2019	—	—	—
2020	—	450,000	450,000
2021	—	—	—
Thereafter	1,290,383	800,000	2,090,383
Total before unamortized discount	1,668,123	1,250,000	2,918,123
Less: unamortized discount and issuance costs	(306,350)	(11,116)	(317,466)
Total long-term debt	$1,361,773	$1,238,884	$2,600,657

(1)
Holders of the 1.0% 2035 Debentures have the right to require us to redeem the debentures on December 15, 2022, 2027 and 2032. Holders of the 2031 Debentures have the right to require us to redeem the debentures on November 1, 2017, 2021, and 2026. Holders of the 1.5% 2035 Debentures have the right to require us to redeem the debentures on November 1, 2021, 2026, and 2031.

The estimated fair value of our current and non-current debt approximated $2,966.4 million (face value $2,918.1 million) and $2,630.3 million (face value $2,687.1 million) at June 30, 2017 and September 30, 2016, respectively. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets and do not represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Senior Notes and the Convertible Debentures are traded, and the fair values of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no outstanding balance on the Revolving Credit Facility at June 30, 2017 or September 30, 2016.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”) in a private placement. We used a portion of the proceeds to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 and to repay the aggregate principal balance of $472.5 million on the term loan. Upon the repurchase and repayment of debts in December 2015, we recorded an extinguishment loss of $4.9 million in other expense, net, in the accompanying consolidated statements of operations. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $27.22 per share. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of June 30, 2017 and September 30, 2016, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our 1.5% 2035 Debentures. In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. In March 2017, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $17.8 million in aggregate principal with proceeds received from the issuance of our 1.25% Senior Convertible Debentures issued in March 2017. Following these activities, $377.7 million in aggregate principal amount of our 2031 Debentures remain outstanding. As of June 30, 2017, the remaining aggregate outstanding principal balance has been classified as current portion of long-term debt on the consolidated balance sheet as the holders have the right to require us to redeem on November 1, 2017. As of June 30, 2017 and September 30, 2016, none of the conversion criteria were met for the 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $22.22 per share, subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter beginning after June 30, 2017 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2017, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021. As of June 30, 2017 and September 30, 2016, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
In April 2016, we entered into a credit agreement that provides for a $242.5 million revolving credit line, including letters of credit (together, the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 15, 2021. As of June 30, 2017, issued letters of credit in the aggregate amount of $4.6 million were treated as issued and outstanding when calculating the borrowing availability under the Revolving Credit Facility. As of June 30, 2017, we had $237.9 million available for additional borrowing under the Revolving Credit Facility. Any amounts outstanding under the Revolving Credit Facility will bear interest, at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all assets of ours and our Subsidiary Guarantors. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default.

12.	Stockholders' Equity
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase program. In March 2017, in connection with the issuance of our 1.25% 2025 Debentures, we used a portion of the net proceeds to repurchase 5.8 million shares of our common stock for $99.1 million under the approved program. Since the commencement of the program, we have repurchased 46.5 million shares for $806.6 million. These shares were retired upon repurchase. Approximately $193.4 million remained available for share repurchases as of June 30, 2017 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.
Stock Issuances
During the nine months ended June 30, 2017, we issued 844,108 shares of our common stock valued at $13.4 million in connection with a business acquisition, which is discussed in Note 4.

13.	Net Loss Per Share
As of June 30, 2017 and 2016, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to our net loss position. Common equivalent shares are excluded from the computation of diluted net loss per share if their effect is anti-dilutive. Potentially dilutive common equivalent shares aggregating to 7.5 million and 7.4 million shares for the three months ended June 30, 2017 and 2016, respectively, and 7.6 million and 8.4 million shares for the nine months ended June 30, 2017 and 2016, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

14.	Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Cost of professional services and hosting	$8,385	$8,112	$24,875	$23,626
Cost of product and licensing	104	42	298	286
Cost of maintenance and support	1,130	1,083	3,117	3,074
Research and development	9,610	9,157	26,498	27,056
Selling and marketing	11,981	13,726	34,968	37,023
General and administrative	11,121	10,327	32,053	31,892
Total	$42,331	$42,447	$121,809	$122,957

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The table below summarizes activity relating to stock options for the nine months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2016	1,965,826	$15.01
Exercised	(1,932,286)	$14.98
Expired	(7,595)	$20.01
Outstanding at June 30, 2017	25,945	$15.77	2.8 years	$0.1	million
Exercisable at June 30, 2017	25,936	$15.78	2.8 years	$0.1	million
Exercisable at June 30, 2016	1,975,656	$14.97	1.0 year	$2.2	million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market price of our common stock on June 30, 2017 ($17.41) and the exercise price of the underlying options.

The weighted-average intrinsic value of stock options exercised during the nine months ended June 30, 2017 and 2016 was $3.6 million and $8.5 million, respectively.

Restricted Units
Restricted units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activity relating to restricted units for the nine months ended June 30, 2017:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2016	4,224,488	5,884,023
Granted	3,108,321	6,267,257
Earned/released	(1,788,014)	(5,454,085)
Forfeited	(455,176)	(476,398)
Outstanding at June 30, 2017	5,089,619	6,220,797
Weighted average remaining recognition period of outstanding restricted units	1.4 years	1.7 years
Unearned stock-based compensation expense of outstanding restricted units	$56.5 million	$68.1 million
Aggregate intrinsic value of outstanding restricted units(a)	$88.6 million	$108.4 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of our common stock on June 30, 2017 ($17.41) and the purchase price of the underlying restricted units.

A summary of weighted-average grant-date fair value for awards granted and intrinsic value of all restricted units vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2017	2016
Weighted-average grant-date fair value per share	$16.10	$19.20
Total intrinsic value of shares vested (in millions)	$119.2	$150.7

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards
Restricted stock awards are included in the issued and outstanding common stock at the date of grant. The table below summarizes activity related to restricted stock awards for the nine months ended June 30, 2017:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2016	—	$—
Granted	250,000	$15.55
Outstanding at June 30, 2017	250,000	$15.55
Weighted average remaining recognition period of outstanding restricted stock awards	0.3 years
Unearned stock-based compensation expense of outstanding restricted stock awards	$1.1 million
Aggregate intrinsic value of outstanding restricted stock awards(a)	$4.4 million

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference between the closing market price of our common stock on June 30, 2017 ($17.41) and the purchase price of the underlying restricted stock awards.

No restricted stock awards vested during the nine months ended June 30, 2017. The weighted-average intrinsic value of restricted stock awards vested during the nine months ended June 30, 2016 was $4.3 million.

15.	Income Taxes
The components of loss before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Domestic	$(58,871)	$(39,615)	$(148,257)	$(102,308)
Foreign	33,644	35,640	84,788	96,234
Loss before income taxes	$(25,227)	$(3,975)	$(63,469)	$(6,074)
The components of provision from income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Domestic	$(3,029)	$3,411	$5,952	$12,970
Foreign	5,638	4,435	16,151	11,888
Provision for income taxes	$2,609	$7,846	$22,103	$24,858
Effective tax rate	(10.3)%	(197.4)%	(34.8)%	(409.3)%

The effective income tax rate was (10.3)% and (197.4)% for the three months ended June 30, 2017 and 2016, respectively. The effective income tax rate was (34.8)% and (409.3)% for the nine months ended June 30, 2017 and 2016, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance and accordingly provide no benefit to the provision as well as an increase to indefinite lived deferred tax liabilities. This is partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2017 and September 30, 2016, we had gross tax effected unrecognized tax benefits of $29.2 million and $27.3 million, respectively, which are included in other long-term liabilities. If these benefits were recognized, they would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months.

16.	Commitments and Contingencies
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment. Consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Segment revenues(a):
Healthcare	$232,641	$240,986	$710,315	$733,461
Mobile	101,515	91,778	293,525	280,017
Enterprise	112,064	95,249	344,359	278,467
Imaging	49,404	56,848	154,541	175,199
Total segment revenues	495,624	484,861	1,502,740	1,467,144
Less: acquisition-related revenues adjustments	(9,403)	(7,010)	(29,288)	(24,445)
Total consolidated revenues	486,221	477,851	1,473,452	1,442,699
Segment profit:
Healthcare	70,457	78,129	232,353	237,740
Mobile	41,428	30,983	115,336	98,196
Enterprise	34,419	31,065	108,149	91,336
Imaging	16,943	20,597	53,029	69,774
Total segment profit	163,247	160,774	508,867	497,046
Corporate expenses and other, net	(31,683)	(30,888)	(92,829)	(97,489)
Acquisition-related revenues and cost of revenues adjustments	(9,403)	(6,460)	(29,288)	(23,520)
Stock-based compensation	(42,331)	(42,447)	(121,809)	(122,957)
Amortization of intangible assets	(44,887)	(41,855)	(133,418)	(127,306)
Acquisition-related costs, net	(7,646)	(4,721)	(22,051)	(8,426)
Restructuring and other charges, net	(13,035)	(5,717)	(39,649)	(20,257)
Costs associated with IP collaboration agreements	—	—	—	(4,000)
Other expense, net	(39,489)	(32,661)	(133,292)	(99,165)
Loss before income taxes	$(25,227)	$(3,975)	$(63,469)	$(6,074)

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

No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$341,826	$341,252	$1,043,933	$1,035,776
International	144,395	136,599	429,519	406,923
Total revenues	$486,221	$477,851	$1,473,452	$1,442,699

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
OVERVIEW
Business Overview
We are a leading provider of voice recognition and conversational and cognitive artificial intelligence-solutions. Our solutions and technologies are used in the healthcare, mobile, consumer, enterprise, and imaging markets. We are seeing several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio from speech recognition to natural language understanding, semantic processing, domain-specific reasoning, dialog management capabilities, artificial intelligence, and biometric speaker authentication.
Confronted by dramatic increases in electronic information, consumers, business personnel and healthcare professionals must use a variety of resources to retrieve information, transcribe patient records, conduct transactions and perform other personal and job-related activities. We believe that the power of our solutions can transform the way people use the Internet, telecommunications systems, electronic medical records ("EMR"), wireless and mobile networks and related corporate infrastructure to conduct business.

•
Healthcare.  Trends in our healthcare business include growing customer preference for hosted solutions and subscription-based license models and increased use of mobile devices to access healthcare systems and create clinical documentation within electronic health record systems. In addition, we are experiencing growing demand for integrated solutions, combining our Dragon Medical and hosted transcription offerings. The volume processed in our hosted transcription services has continued to erode as customers adopt electronic medical record systems and our Dragon Medical solutions. In addition, in the third quarter of fiscal year 2017, certain Nuance systems used by our healthcare customers, primarily for transcription services, were disrupted by the Malware Incident described below. This disruption may accelerate the erosion in transcription services as many customers shifted to our Dragon Medical solutions during the interruption while other customers utilized alternative solutions. This decline has been partially offset by new customer wins and the increased sale of integrated solutions of our transcription and Dragon Medical offerings. We have also experienced declines in our Dragon Medical perpetual license revenue as customers shift toward Dragon Medical term-based cloud offerings. These cloud offerings are enabling the expansion of our Dragon Medical solutions to include new clinical language understanding and artificial intelligence innovations, providing real time queries to the physician at the point of care. We believe an important trend in the healthcare market is the desire to improve efficiency in the coding and revenue cycle management process. Our solutions reduce costs by increasing automation of this important workflow and also enable hospitals to improve documentation used to support billings. The industry’s shift in international classification of diseases ("ICD") from ICD-9 to ICD-10, together with evolving reimbursement reform that is increasingly focused on clinical outcomes, has increased the complexity of the clinical documentation and coding processes. This shift is reinforcing our customers’ desire for improved efficiency. The complexity is also creating substantial burdens on physicians, and we are seeing increased focus on efforts to reduce physician fatigue. We believe our solutions improve productivity and job satisfaction among clinicians by reducing the amount of time they need to spend on administrative work. We are investing to expand our product set to address the various opportunities, including deeper integration with our clinical documentation solutions; investing in our cloud-based products and operations; entering new and adjacent markets such as ambulatory care; and expanding our international capabilities.

•
Mobile.  Trends in our mobile business include automotive original equipment manufacturers ("OEM") differentiating their offerings by using voice and content to provide an enhanced experience for drivers; consumer electronics companies and cable operators competing to develop virtual assistant technologies for the home; geographic expansion of our mobile operator services; and the adoption of our technology on a broadening scope of devices, such as televisions, set-top boxes, and third-party applications. The more powerful capabilities within automobiles and mobile devices require us to supply a broader portfolio of specialized virtual assistants and connected services providing voice recognition, content integration, text-to-speech, and natural language understanding capabilities. We continue to see increased demand for our enhanced offerings that combine speech and natural language understanding technology with artificial intelligence particularly from large automotive OEMs for our embedded and connected solutions. We are continuing to see a decline in our handset devices revenue resulting from the consolidation of the handset device market to a small number of customers as well as increased competition in voice recognition and natural language solutions and services sold to handset device OEMs. We continue to see demand for products and services that help customers define, design and implement increasingly robust and complex custom solutions such as virtual assistants. We continue to see an increasing proportion of revenue from on-demand and transactional arrangements as opposed to traditional perpetual licensing of our Mobile products and solutions. Although this has a negative impact on near-term revenue, we believe this model will build more predictable revenues over time. We are investing in the expansion of the cloud capabilities and content of our automotive solutions; machine learning technologies, expansion across the Internet of Things in our devices solutions; and go-to market strategies with mobile operators.

•
Enterprise.  Trends in our enterprise business include increasing interest in the use of mobile applications and web sites to access customer care systems and records, voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. In addition, for large enterprise businesses around the world, customer service interactions are accelerating toward more pervasive digital engagement across web, mobile and social platforms. In order to acquire and retain customers, enterprises need to be able to provide a customer service experience when and how the customer desires. This is creating a growing market opportunity for our omni-channel enterprise solutions and, with the acquisition of TouchCommerce, Inc., which closed during the fourth quarter of fiscal year 2016, we are able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty and improve business results. In fiscal year 2016, revenues and bookings from on-demand solutions continued to increase, as a growing proportion of customers choose our cloud-based solutions for call center, web and mobile customer care solutions. These trends have continued in fiscal year 2017. We are investing to extend our technology capabilities with intelligent self-service and artificial intelligence for customer service; extend the market for our on-demand omni-channel enterprise solutions into international markets; expand our sales and solutions for voice biometrics; and expand our on-premise product and services portfolio.

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

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenues, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of these key financial metrics is as follows:
For the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016:

•	Total revenues increased by $30.8 million to $1,473.5 million;

•	Net loss increased by $54.6 million to a loss of $85.6 million;

•	Gross margins decreased by 0.7 percentage points to 56.4%;

•	Operating margins decreased by 1.7 percentage points to 4.7%; and

•	Cash provided by operating activities decreased $44.6 million to $382.4 million.
As of June 30, 2017, as compared to June 30, 2016:

•	Total deferred revenue increased 9.5% from $729.1 million to $798.7 million driven primarily by our hosting solutions, most notably for our automotive connected services in our Mobile segment.
In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics for the quarter ended June 30, 2017, as compared to the quarter ended June 30, 2016, is as follows:

•
Net new bookings increased 20.8% from one year ago to $438.5 million. The net new bookings growth benefited from strong bookings performance primarily in our Enterprise and Mobile segments, offset by $10.2 million impact of the Malware Incident.

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

•
Recurring revenue represented 73.1% and 69.7% of total revenue for nine months ended June 30, 2017 and June 30, 2016, respectively. Recurring revenue represents the sum of recurring product and licensing, hosting, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements;

•
Annualized line run-rate in our on-demand healthcare solutions decreased 14% from one year ago to approximately 4.3 billion lines per year. The decrease was primarily due to continued erosion in our transcription services combined with a loss of 0.2 billion annualized lines due to the disruption of transcription services in the final days of the quarter as a result of the Malware Incident. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four;

•
Estimated three-year value of total on-demand contracts at June 30, 2017 increased 9% from one year ago to approximately $2.4 billion. The increase was primarily due to our Enterprise omni-channel solutions, offset by adjustments of $0.2 billion related to the Malware Incident. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on assumptions used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

Malware Incident
On June 27, 2017, Nuance was a victim of the global NotPetya malware incident (the “Malware Incident”). The NotPetya malware affected certain Nuance systems, including systems used by our healthcare customers, primarily for transcription services, as well as systems used by our imaging division to receive and process orders. We believe that we lost approximately $15.4 million in revenue in the third quarter to our healthcare and imaging businesses during the last days of the quarter as a result of the disruption from the Malware Incident. In addition, during the third quarter we also incurred expenses of $5.2 million related to remediation and restoration efforts as well as charges related to the impairment of certain impacted fixed assets.
While the Company has made significant progress in remediating systems related to the Malware Incident, we nonetheless expect a material effect on the fourth quarter financial results. We estimate lost revenues in the fourth quarter of fiscal year 2017 to be between $65.0 million and $75.0 million, primarily related to our Healthcare hosted transcription business. We also expect to incur expenses related to remediation, restoration, and enhancement security measures between $10.0 million and $15.0 million in the fourth quarter of fiscal year 2017.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Professional services and hosting	$251.5	$242.3	$9.2	3.8%	$763.6	$709.7	$53.9	7.6%
Product and licensing	154.2	153.0	1.2	0.8%	465.2	490.7	(25.4)	(5.2)%
Maintenance and support	80.5	82.5	(2.0)	(2.4)%	244.6	242.4	2.3	0.9%
Total Revenues	$486.2	$477.9	$8.4	1.8%	$1,473.5	$1,442.7	$30.8	2.1%
United States	$341.8	$341.3	$0.6	0.2%	$1,043.9	$1,035.8	$8.2	0.8%
International	144.4	136.6	7.8	5.7%	429.5	406.9	22.6	5.6%
Total Revenues	$486.2	$477.9	$8.4	1.8%	$1,473.5	$1,442.7	$30.8	2.1%
The geographic split for the three months ended June 30, 2017, was 70% of total revenues in the United States and 30% internationally, as compared to 71% of total revenues in the United States and 29% internationally for the same period last year.
The geographic split for the nine months ended June 30, 2017, was 71% of total revenues in the United States and 29% internationally, as compared to 72% of total revenues in the United States and 28% internationally for the same period last year.

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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Professional services revenue	$62.1	$61.2	$0.9	1.4%	$178.8	$166.5	$12.3	7.4%
Hosting revenue	189.4	181.1	8.3	4.6%	584.8	543.2	41.6	7.7%
Professional services and hosting revenue	$251.5	$242.3	$9.2	3.8%	$763.6	$709.7	$53.9	7.6%
As a percentage of total revenue	51.7%	50.7%			51.8%	49.2%
Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
In our hosting business, Enterprise hosting revenue increased $12.7 million primarily driven by strength in our omni-channel cloud offerings from a recent acquisition. Mobile on-demand revenue grew $2.5 million primarily driven by a continued trend toward cloud-based services in our automotive solutions and increased revenue in our mobile operator services as a result of a recent acquisition. Healthcare hosting revenue declined $6.9 million primarily due to a decrease of $11.8 million attributable to continued erosion in our hosted transcription services as we continue to transition to cloud offerings and a decrease in transcription service revenue of $10.2 million that we estimate is attributable to the service interruption from the Malware Incident, partially offset by a revenue increase in our Dragon Medical cloud revenue of $14.7 million.
Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016
In our hosting business, Enterprise hosting revenue increased $37.3 million primarily driven by revenue from a recent acquisition and strength across many of our omni-channel cloud offerings. Mobile on-demand revenue grew $13.5 million primarily driven by a continued trend toward cloud-based services in our automotive solutions and strength in our mobile operator services. These increases were partially offset by a $9.2 million total decrease in the Healthcare hosting revenue resulting from the Malware Incident, as well as continued erosion in our transcription services, partially offset by growth in our Dragon Medical cloud revenue due to a transition to cloud offerings. In our professional services business, Healthcare professional services revenue increased $7.0 million driven by an acquisition in fiscal year 2016. In addition, professional services revenue increased $3.5 million in our Mobile segment and $2.2 million in our Enterprise segment.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Product and licensing revenue	$154.2	$153.0	$1.2	0.8%	$465.2	$490.7	$(25.4)	(5.2)%
As a percentage of total revenue	31.7%	32.0%			31.6%	34.0%
Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
The increase in product and licensing revenue consisted of a $6.8 million increase in our Mobile segment driven by growth in our embedded speech license sales and $1.8 million increase in our Healthcare revenue from our clinical documentation solutions. These increases were partially offset by a $6.0 million decrease in our Imaging license sales primarily resulting from the Malware Incident and $1.4 million decrease in our Enterprise segment.
Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016
The decrease in product and licensing revenue consisted of a $17.0 million decrease in our Imaging segment, $16.3 million decrease in our Healthcare segment and a $1.5 million decrease in our Mobile segment. The decline was partially offset by a $9.3 million increase in our Enterprise segment. The revenue decrease in our Healthcare segment was mainly driven by lower revenues from our Dragon Medical perpetual license sales as we transition from perpetual to cloud and subscription models. The revenue decrease in our Mobile business was driven by a decline in devices revenue resulting from deterioration in mature markets, partially offset by revenue growth in our automotive business. The revenue decrease in our Imaging segment was mainly driven by lower sales of our MFP products. These decreases were partially offset with higher license sales and revenue from recent acquisitions within our Enterprise segment.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Maintenance and support revenue	$80.5	$82.5	$(2.0)	(2.4)%	$244.6	$242.4	$2.3	0.9%
As a percentage of total revenue	16.6%	17.3%			16.6%	16.8%
Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
The decrease in maintenance and support revenue was driven primarily by our Mobile and Healthcare segments.
Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Cost of professional services and hosting revenue	$169.4	$158.4	$11.0	7.0%	$498.5	$466.4	$32.1	6.9%
As a percentage of professional services and hosting revenue	67.4%	65.4%			65.3%	65.7%
Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
The increase in cost of professional services and hosting revenue was primarily driven by higher compensation expense in our Enterprise segment driven by recent acquisitions and higher cloud services costs driven by growth in our Dragon Medical cloud revenue in our Healthcare segment. Gross margins decreased 2.0 percentage points primarily driven by lower margins within our Imaging segment.
Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016
The increase in cost of professional services and hosting revenue was primarily driven by higher compensation expense in our Enterprise segment driven by recent acquisitions. Gross margins increased 0.4 percentage points primarily driven by margin expansion in our cloud-based services within our Mobile segment, partially offset by impact from an acquisition in the Enterprise division, which carries lower gross margins.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Cost of product and licensing revenue	$17.6	$20.8	$(3.1)	(15.1)%	$54.8	$65.0	$(10.2)	(15.7)%
As a percentage of product and licensing revenue	11.4%	13.6%			11.8%	13.3%
Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
The decrease in cost of product and licensing revenue was primarily driven by lower costs in our Healthcare and Imaging segments. Gross margins increased 2.2 percentage points, primarily driven by higher revenues from higher margin license products in our Mobile segment.
Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016
The decrease in cost of product and licensing revenue was primarily driven by lower costs in our Healthcare and Imaging segments. Gross margins increased 1.5 percentage points, primarily driven by higher revenues from higher margin license products in our Enterprise segment.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Cost of maintenance and support revenue	$13.4	$13.6	$(0.2)	(1.2)%	$40.2	$40.5	$(0.2)	(0.6)%
As a percentage of maintenance and support revenue	16.7%	16.5%			16.5%	16.7%
Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
Gross margins decreased 0.2 percentage points primarily driven by lower margins in our Imaging segment.
Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016
Gross margins increased 0.2 percentage points primarily driven by higher maintenance and support revenue in our Enterprise segment which carries higher margins.
Research and Development Expense
Research and development expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Research and development expense	$66.6	$67.8	$(1.2)	(1.8)%	$199.1	$205.5	$(6.4)	(3.1)%
As a percentage of total revenue	13.7%	14.2%			13.5%	14.2%
Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
The decrease in research and development expense was primarily attributable to lower compensation costs, as we benefited from our cost-savings initiatives including our on-going efforts to move costs and activities to lower-cost countries during the period.
Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016

The decrease in research and development expense was primarily attributable to lower compensation costs, as we benefited from our cost-savings initiatives including our on-going efforts to move costs and activities to lower-cost countries during the period.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Sales and marketing expense	$97.0	$96.0	$1.0	1.0%	$292.2	$289.4	$2.8	1.0%
As a percentage of total revenue	20.0%	20.1%			19.8%	20.1%
Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
The increase in sales and marketing expense was primarily attributable to a $2.9 million increase in total compensation and commission costs, partially offset by a $2.4 million decrease in marketing and channel program spending.
Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016
The increase in sales and marketing expense was primarily attributable to a $12.4 million increase in total compensation and commission costs, including stock-based compensation expense, partially offset by a $9.1 million decrease in marketing and channel program spending and a $4.0 million decrease in expense as a result of the conclusion of exclusive commercialization rights under a collaboration agreement during the second quarter of fiscal year 2016.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
General and administrative expense	$42.3	$40.3	$2.0	5.0%	$123.6	$126.8	$(3.1)	(2.5)%
As a percentage of total revenue	8.7%	8.4%			8.4%	8.8%
Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016
The increase in general and administrative expense was primarily attributable to a $1.7 million increase in total compensation and commission costs, including stock-based compensation expense.
Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Cost of revenue	$15.7	$15.1	$0.6	4.1%	$48.5	$47.1	$1.4	3.0%
Operating expenses	29.2	26.7	2.4	9.0%	84.9	80.2	4.7	5.9%
Total amortization expense	$44.9	$41.9	$3.0	7.2%	$133.4	$127.3	$6.1	4.8%
As a percentage of total revenue	9.2%	8.8%			9.1%	8.8%
The increase in total amortization of intangible assets for the three and nine months ended June 30, 2017, as compared to the three and nine months ended June 30, 2016, was primarily attributable to the amortization of acquired customer relationship assets from recent acquisitions.
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Transition and integration costs	$3.7	$1.3	$2.4	179.4%	$11.0	$3.4	$7.7	228.0%
Professional service fees	3.9	3.5	0.4	10.6%	11.9	6.1	5.8	94.0%
Acquisition-related adjustments	—	(0.1)	0.2	(113.4)%	(0.9)	(1.1)	0.2	(17.1)%
Total acquisition-related costs, net	$7.6	$4.7	$2.9	62.0%	$22.1	$8.4	$13.6	161.7%
As a percentage of total revenue	1.6%	1.0%			1.5%	0.6%
Included in transition and integration costs for the three and nine months ended June 30, 2017 is $3.1 million and $8.7 million related to contingent retention payments for acquisitions closed during fiscal years 2016 and 2017.
Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of continuing operations. Restructuring expenses consist of employee severance costs and may also include charges for excess facility space and other contract termination costs. Other charges may include litigation contingency reserves, costs related to a transition agreement for our Chief Executive Officer, asset impairment charge, expenses associated with the Malware Incident and gains or losses on the sale or disposition of certain non-strategic assets or product lines.

While restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended June 30,
	2017					2016
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$993	$—	$993	$4,065	$5,058	$49	$1,344	$1,393	$—	$1,393
Mobile	866	(511)	355	—	355	62	1,222	1,284	—	1,284
Enterprise	1,910	2,040	3,950	—	3,950	(8)	494	486	—	486
Imaging	43	—	43	—	43	7	294	301	—	301
Corporate	241	25	266	3,363	3,629	(249)	2,502	2,253	—	2,253
Total	$4,053	$1,554	$5,607	$7,428	$13,035	$(139)	$5,856	$5,717	$—	$5,717

	Nine Months Ended June 30,
	2017					2016
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$3,554	$870	$4,424	$4,065	$8,489	$1,363	$1,352	$2,715	$—	$2,715
Mobile	4,133	(460)	3,673	10,773	14,446	4,973	1,172	6,145	46	6,191
Enterprise	2,722	2,904	5,626	—	5,626	1,035	2,528	3,563	—	3,563
Imaging	629	387	1,016	—	1,016	219	478	697	—	697
Corporate	1,241	2,007	3,248	6,824	10,072	1,820	5,210	7,030	61	7,091
Total	$12,279	$5,708	$17,987	$21,662	$39,649	$9,410	$10,740	$20,150	$107	$20,257

During the three and nine months ended June 30, 2017, we recorded restructuring charges of $5.6 million and $18.0 million, respectively. The restructuring charges for the nine months ended June 30, 2017 included $12.3 million for severance cost related to approximately 300 terminated employees and $5.7 million charge for the closure of certain excess facility space including adjustment to sublease assumptions associated with prior abandoned facilities. These actions are part of our initiatives to reduce costs and optimize processes. We expect the remaining outstanding severance payments of $3.2 million will be substantially paid by the end of fiscal year 2017. We expect the remaining payments of $10.3 million for the closure of excess facility space will be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
In addition to the restructuring charges, during the three and nine months ended June 30, 2017, we recorded $2.3 million and $5.8 million, respectively, for costs related to a transition agreement for our Chief Executive Officer as communicated on our Form 8-K filed on November 17, 2016. The cash payments associated with the transition agreement are expected to be made during fiscal years 2018 and 2019. During the three and nine months ended June 30, 2017, we also included $5.2 million in other charges related to professional services fees and fixed asset impairment as a result of the Malware Incident. A non-cash impairment charge of $10.8 million resulting from our decision to cease use of a capitalized internally developed software is included in the results for the nine months ended June 30, 2017.
During the three and nine months ended June 30, 2016, we recorded restructuring charges of $5.7 million and $20.2 million, respectively. The restructuring charges for the nine months ended June 30, 2016 included $9.4 million for severance costs related to approximately 200 terminated employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included a $10.7 million charge for the closure of certain excess facility space.

Other Expense, Net
Other expense, net consists of interest income, interest expense, gain (loss) from foreign exchange, and gain (loss) from other non-operating activities. The following table shows other expense, net, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Interest income	$2.0	$1.0	$0.9	92.9%	$4.3	$3.5	$0.7	21.2%
Interest expense	(40.4)	(33.2)	(7.2)	21.8%	(116.3)	(95.4)	(20.9)	21.9%
Other expense, net	(1.0)	(0.5)	(0.5)	100.0%	(21.3)	(7.3)	(14.0)	191.7%
Total other expense, net	$(39.5)	$(32.7)	$(6.8)	20.9%	$(133.3)	$(99.2)		34.4%
As a percentage of total revenue	8.1%	6.8%			9.0%	6.9%

Interest expense for the three and nine months ended June 30, 2017 increased $7.2 million and $20.9 million, respectively, primarily driven by increase in interest expense as a result of the issuance of debt, including the 2024 Senior Notes issue in June 2016, the 2026 Senior Notes issued in December 2016 and the 1.25% 2025 Debentures in March 2017. These increases were partially offset by lower interest expense resulting from the early repayment of our Credit Facility in December 2015 and the partial repayment of 2020 Senior Notes in January 2017. Other expense, net for the nine months ended June 30, 2017 included debt extinguishment losses of $18.6 million primarily related to the partial repayment of our 2020 Senior Notes.
Provision for Income Taxes
The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Provision for income taxes	$2.6	$7.8	$(5.2)	(66.7)%	$22.1	$24.9	$(2.8)	(11.1)%
Effective income tax rate	(10.3)%	(197.4)%			(34.8)%	(409.3)%

The effective income tax rate was (10.3)% and (34.8)% for the three and nine months ended June 30, 2017, respectively. Our current effective income tax rate differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require an additional valuation allowance and accordingly provide no benefit to the provision as well as an increase to indefinite lived deferred tax liabilities. This is partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
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

The following table presents segment results (dollars in millions):

	Three Months Ended		Change	Percent Change	Nine Months Ended		Change	Percent Change
	June 30,				June 30,
	2017	2016			2017	2016
Segment Revenues(a):
Healthcare	$232.6	$241.0	$(8.3)	(3.5)%	$710.3	$733.5	$(23.1)	(3.2)%
Mobile	101.5	91.8	9.7	10.6%	293.5	280.0	13.5	4.8%
Enterprise	112.1	95.2	16.8	17.7%	344.4	278.5	65.9	23.7%
Imaging	49.4	56.8	(7.4)	(13.1)%	154.5	175.2	(20.7)	(11.8)%
Total segment revenues	$495.6	$484.9	$10.7	2.2%	$1,502.7	$1,467.1	$35.6	2.4%
Less: acquisition related revenues adjustments	(9.4)	(7.0)	(2.4)	34.3%	(29.3)	(24.4)	(4.8)	19.8%
Total revenues	$486.2	$477.9	$8.3	1.7%	$1,473.5	$1,442.7	$30.8	2.1%
Segment Profit:
Healthcare	$70.5	$78.1	$(7.6)	(9.7)%	$232.4	$237.7	$(5.4)	(2.3)%
Mobile	41.4	31.0	10.4	33.5%	115.3	98.2	17.1	17.5%
Enterprise	34.4	31.1	3.3	10.6%	108.1	91.3	16.8	18.4%
Imaging	16.9	20.6	(3.7)	(18.0)%	53.0	69.8	(16.7)	(24.0)%
Total segment profit	$163.2	$160.8	$2.4	1.5%	$508.9	$497.0	$11.8	2.4%
Segment Profit Margin
Healthcare	30.3%	32.4%	(2.1)		32.7%	32.4%	0.3
Mobile	40.8%	33.8%	7.1		39.3%	35.1%	4.2
Enterprise	30.7%	32.6%	(1.9)		31.4%	32.8%	(1.4)
Imaging	34.3%	36.2%	(1.9)		34.3%	39.8%	(5.5)
Total segment profit margin	32.9%	33.2%	(0.2)		33.9%	33.9%	—

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Three Months Ended June 30, 2017

•
Healthcare segment revenue decreased $8.3 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Product and licensing revenue increased $1.4 million driven by Diagnostics and Development, partially offset by lower revenue from our Dragon Medical perpetual license sales as we transition from perpetual to cloud offerings. Professional services and hosting revenue decreased $7.5 million primarily due to a decrease of $11.8 million attributable to continued erosion in our hosted transcription services as we continue to transition to cloud offerings, and a decrease in transcription service revenue of $10.2 million that we estimate is attributable to the service interruption from the Malware Incident, partially offset by a revenue increase in our Dragon Medical cloud revenue of $14.7 million. Maintenance and support revenue decreased $2.3 million.

•
Mobile segment revenue increased $9.7 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Professional services and hosting revenue increased $3.7 million driven primarily by a continued trend toward cloud-based services in our automotive solutions and strength in our mobile operator services.

•
Enterprise segment revenue increased $16.8 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Product and licensing revenue increased $1.5 million primarily related to revenue from recent acquisitions and growth in our embedded speech license sales. Professional services and hosting revenue increased $14.2 million driven by strong revenue across many of our omni-channel cloud offerings, including revenue from a recent acquisition. Maintenance and support revenue increased $1.1 million.

•
Imaging segment revenues decreased $7.4 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily driven by a $3.6 million decrease that we estimate is attributable to the Malware Incident and lower sales of our MFP products.

Nine Months Ended June 30, 2017

•
Healthcare segment revenue decreased $23.1 million for the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016. Product and licensing revenue decreased $18.4 million driven by lower revenue from our Dragon Medical perpetual license sales as we transition from perpetual to cloud offerings. Hosting revenue decreased $9.6 million primarily due to $10.2 million that we estimate to be attributable to the service interruption from the Malware Incident, partially offset by a revenue growth in our Dragon Medical cloud services. These decreases were partially offset by a $6.4 million increase in professional services revenue driven by a recent acquisition.

•
Mobile segment revenue increased $13.5 million for the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016. Professional services and hosting revenue increased $18.0 million driven primarily by a continued trend toward cloud-based services in our automotive solutions and strength in our mobile operator services. Product and licensing revenue decreased $1.9 million and maintenance and support revenue decreased $2.6 million, due to a decline in devices revenue from deterioration in mature markets, partially offset by the growth in recurring product and licensing revenue in our automotive business.

•
Enterprise segment revenue increased $65.9 million for the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016. Professional services and hosting revenue increased $40.2 million driven by strong revenue across many of our omni-channel offerings, including revenue from a recent acquisition. Product and licensing revenue increased $20.7 million primarily related to revenue from recent acquisitions.

•
Imaging segment revenues decreased $20.7 million for the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016, primarily driven by an estimated $3.6 million decrease that we attribute to the Malware Incident and lower sales of our MFP products.

Segment Profit
Three Months Ended June 30, 2017

•
Healthcare segment profit for the three months ended June 30, 2017 decreased 9.7% from the same period last year, primarily driven by lower gross profit. Segment profit margin decreased 2.1% percentage points, from 32.4% for the same period last year to 30.3% during the current period. The decrease in segment profit margin was primarily driven by lower gross profit by 1.8 percentage point and lower operating expenses of 0.3 percentage points. Decrease in segment profit was primarily due to an $10.2 million revenue loss that we estimate is attributable to the service interruption in hosted transcription services from the Malware Incident.

•
Mobile segment profit for the three months ended June 30, 2017 increased 33.5% from the same period last year, primarily driven by higher gross profit. Segment profit margin increased 7.1% percentage points, from 33.8% for the same period last year to 40.8% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 4.1 percentage points due to lower operating expenses and a 3.0 percentage point improvement in gross margin driven by margin expansion in our cloud-based services.

•
Enterprise segment profit for the three months ended June 30, 2017 increased 10.6% from the same period last year, driven by higher gross profit due to increased revenue. Segment profit margin decreased 1.9% percentage points, from 32.6% for the same period last year to 30.7% in the current period. The decrease in segment profit margin was primarily driven by lower gross margin resulting from a shift in mix towards a higher percentage of professional services and hosting revenue.

•
Imaging segment profit for the three months ended June 30, 2017 decreased 18.0% from the same period last year, primarily driven by lower revenue. Segment profit margin decreased 1.9% percentage points, from 36.2% for the same period last year to 34.3% during the current period. The decrease in segment profit margin was primarily driven by lower revenues primarily driven by lower sales of our MFP products and a $3.6 million decrease that we estimate is a result of the Malware Incident, and higher research and development expenses.

Nine Months Ended June 30, 2017

•
Healthcare segment profit for the nine months ended June 30, 2017 decreased 2.3% from the same period last year, primarily driven by lower operating expenses and lost revenue in hosted transcription services of $10.2 million that we estimate is attributable to the service interruption from the Malware Incident. Segment profit margin increased 0.3 percentage points, from 32.4% for the same period last year to 32.7% during the current period. The increase in segment profit margin was primarily driven by lower operating expenses with improvements of 0.9 percentage point.

•
Mobile segment profit for the nine months ended June 30, 2017 increased 17.5% from the same period last year, primarily driven by higher gross profit and lower operating expenses. Segment profit margin increased 4.2 percentage points, from 35.1% for the same period last year to 39.3% during the current period. The increase in segment profit margin was primarily driven by our cost savings and process optimization initiatives with improvements of 2.6 percentage point due to lower operating expenses and a 1.6 percentage point improvement in gross margin driven by margin expansion in our cloud-based services.

•
Enterprise segment profit for the nine months ended June 30, 2017 increased 18.4% from the same period last year, driven by higher gross profit, partially offset by higher operating expenses from a recent acquisition. Segment profit margin decreased 1.4 percentage points, from 32.8% for the same period last year to 31.4% in the current period. The decrease in segment profit margin was primarily driven by lower gross margin resulting from a shift in mix towards a higher percentage of professional services and hosting revenue.

•
Imaging segment profit for the nine months ended June 30, 2017 decreased 24.0% from the same period last year, primarily driven by lower revenue. Segment profit margin decreased 5.5 percentage points, from 39.8% for the same period last year to 34.3% during the current period. The decrease in segment profit margin was primarily driven by lower revenues and higher research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities totaled $901.1 million at June 30, 2017, an increase of $293.0 million as compared to $608.1 million at September 30, 2016. The higher level of cash and cash equivalents and marketable securities at June 30, 2017 was a result of having received $226.6 million in net proceeds from the issuance of the 1.25% 2025 Debentures after giving effect to the repurchase of our common stock for $99.1 million and repayment of $17.8 million in aggregate principal on our 2031 Debentures. Our working capital was $216.9 million as of June 30, 2017, as compared to working capital of $347.7 million as of September 30, 2016. As of June 30, 2017, our total accumulated deficit was $514.6 million. We do not expect our accumulated deficit to impact our future ability to operate the business given our cash balance and strong operating cash flow positions.
Cash and cash equivalents and marketable securities held by our international operations totaled $162.8 million at June 30, 2017 compared to $116.5 million at September 30, 2016. We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We expect the cash held overseas will continue to be used for our international operations, and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources and therefore do not anticipate repatriating these funds.
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
Following the Malware Incident on June 27, 2017, we have made rapid progress in restoring affected systems and returning functionality to customers while enhancing our security against similar future incidents.  We expect cash outflow for capital expenditures related to these activities to be between $15.0 million and $20.0 million during the fourth quarter of fiscal year 2017 and first quarter of fiscal year 2018. We expect the value of these assets to be depreciated over the next three to five years. We are also incurring significant expenses during the fourth quarter for cybersecurity and forensics experts, IT infrastructure vendors, and other professional services to assist with our restoration efforts in response to the Malware Incident.  We expect cash outflow related to these expenditures during the fourth quarter of fiscal year 2017 and the first quarter of fiscal year 2018 to be approximately $20.0 million. We also expect the Malware Incident to have an adverse impact on our cash collection efforts in the fourth quarter of fiscal 2017 and the first quarter of fiscal year 2018.

Notwithstanding, we believe our current cash and cash equivalents, marketable securities, and cash flow from operations are sufficient to meet our operating needs for at least the next twelve months.
Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2017, was $382.4 million, a decrease of $44.6 million, as compared to cash provided by operating activities of $426.9 million for the nine months ended June 30, 2016. The net decrease was primarily driven by the following factors:

•	A decrease of $32.7 million in cash flows generated by changes in working capital excluding deferred revenue;

•
A decrease in cash flows of $1.4 million from deferred revenue. Deferred revenue contributed cash inflow of $60.6 million for the nine months ended June 30, 2017, as compared to $62.0 million for the nine months ended June 30, 2016. The deferred revenue growth in the nine months ended June 30, 2017 was driven primarily by our hosting solutions in automotive connected services within our Mobile segment and bundled offerings within our Healthcare segment; and

•	A decrease in cash flows of $10.5 million resulting from higher net loss, exclusive of non-cash adjustment items.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended June 30, 2017, was $229.9 million, an increase of $190.3 million, as compared to cash used in investing activities of $39.6 million for the nine months ended June 30, 2016. The net increase was primarily driven by the following factors:

•	An increase in cash outflows of $155.8 million for purchases of marketable securities and other investments;

•	An increase in cash outflows of $82.0 million for business and asset acquisitions; and

•	Partially offset by an increase in cash inflows of $40.2 million from the sale of marketable securities and other investments.
Cash Provided (Used) in Financing Activities
Cash provided by financing activities for the nine months ended June 30, 2017, was $60.7 million, an increase of $372.0 million, as compared to cash used in financing activities of $311.4 million for the nine months ended June 30, 2016. The net increase was primarily driven by the following factors:

•
A decrease in cash outflows of $600.4 million related to share repurchases. During the nine months ended June 30, 2017, we repurchased 5.8 million shares of our common stock for $99.1 million under our share repurchase program, as compared to 9.4 million shares repurchased under our share repurchase program and 26.3 million shares repurchased from the Icahn Group for total cash outflows of $699.5 million during the same period in the prior year;

•
A decrease in cash inflows of $244.0 million from debt activities. During the nine months ended June 30, 2017, the net cash inflows from debt activities was $204.0 million including approximately $495.0 million net proceeds from the issuance of our 2026 Senior Notes, approximately $343.6 million net proceeds from the issuance of our 1.25% 2025 Debentures, offset by the repurchase of $600.0 million in aggregate principal of our 2020 Senior Notes and the repurchase of $17.8 million in aggregate principal of our 2031 Debentures. During the nine months ended June 30, 2016, the net cash inflows from debt activities was $448.0 million including $676.5 million in aggregate principal from the issuance of our 1.0% 2035 Debentures, $300.0 million in aggregate principal from the issuance of 6.0% Senior Notes due 2024 offset by the $472.5 million repayment of our term loan and the repurchase of $38.3 million in aggregate principal on our 2031 Debentures; and

•
A decrease in cash outflows of $14.5 million as a result of lower cash payments required to net share settle employee equity awards, due to a decrease in vesting value as a result of lower stock prices during the nine months ended June 30, 2017 as compared to the same period in the prior year.

Debt and Credit Facilities

Please refer to Note 11 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of the current status of our debt arrangements.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. In March 2017, in connection with the issuance of our 1.25% 2025 Debentures, we used a portion of the net proceeds to repurchase 5.8 million shares of our common stock for $99.1 million under the approved program. Since the commencement of the program, we have repurchased 46.5 million shares for $806.6 million. These shares were retired upon repurchase. Approximately $193.4 million remained available for share repurchases as of June 30, 2017 pursuant to our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2017	2018 and 2019	2020 and 2021	Thereafter
Convertible debentures(1)	$1,668.1	$—	$377.7	$—	$1,290.4
Senior notes	1,250.0	—	—	450.0	800.0
Interest payable on long-term debt(2)	582.0	21.1	176.0	146.6	238.3
Letters of credit(3)	4.6	0.3	4.3	—	—
Lease obligations and other liabilities:
Operating leases	171.9	6.0	45.2	30.8	89.9
Operating leases under restructuring(4)	64.4	3.1	17.8	14.9	28.6
Purchase commitments(5)	40.0	10.0	12.0	14.4	3.6
Total contractual cash obligations	$3,781.0	$40.5	$633.0	$656.7	$2,450.8

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

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of June 30, 2017, we have subleased certain of the facilities with total sublease income of $51.0 million through fiscal year 2025.

(5)
Purchase commitments include non-cancelable purchase commitments for property and equipment, inventory, and services in the normal course of business. These amounts also include arrangements that require a minimum purchase commitment by us.

The gross liability for unrecognized tax benefits as of June 30, 2017 was $29.2 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.

Contingent Liabilities and Commitments
In connection with certain acquisitions, we may be required to make up to $27.7 million of additional payments to the selling shareholders contingent upon the achievement of specified objectives, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, there are deferred payment obligations to certain former shareholders, contingent upon their continued employment. These deferred payment obligations, totaling $35.5 million, will be recorded as compensation expense over the applicable employment period.
Off-Balance Sheet Arrangements
Through June 30, 2017, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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

RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Refer to Note 3 to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2017 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The outstanding contracts are not designated as cash flow hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $99.4 million at June 30, 2017. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At June 30, 2017, we held approximately $901.1 million of cash and cash equivalents and marketable securities primarily consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $7.7 million per annum, based on the June 30, 2017 reported balances of our investment accounts.
At June 30, 2017, we had no outstanding debt exposed to variable interest rates.
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
Our debentures trade in the financial markets, and the fair value at June 30, 2017 was $378.9 million for the 2031 Debentures, based on an average of the bid and ask prices on that day. The conversion value on June 30, 2017 was approximately $203.6 million. A 10% increase in the stock price over the June 30, 2017 closing price of $17.41 would cause an estimated $1.0 million increase to the fair value and a $20.4 million increase to the conversion value of the debentures. The fair value at June 30, 2017 was $272.9 million for the 1.5% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on June 30, 2017 was approximately $197.5 million. A 10% increase in the stock price over the June 30, 2017 closing price of $17.41 would cause an estimated $9.1 million increase to the fair value and a $19.8 million increase to the conversion value of the debentures. The fair value at June 30, 2017 was $650.6 million for the 1.0% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on June 30, 2017 was approximately $432.7 million. A 10% increase in the stock price over the June 30, 2017 closing price of $17.41 would cause an estimated $12.1 million increase to the fair value and a $43.3 million increase to the conversion value of the debentures. The fair value at June 30, 2017 was $352.9 million for the 1.25% 2025 Debentures, based on an average of the bid and ask prices on that day. The conversion value on June 30, 2017 was approximately $276.8 million. A 10% increase in the stock price over the June 30, 2017 closing price of $17.41 would cause an estimated $16.9 million increase to the fair value and a $27.7 million increase to the conversion value of the debentures.

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
Changes in Internal Control Over Financial Reporting
There were no material changes to our internal controls over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) identified in connection with the evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenue, bookings and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given these fluctuations, we believe that quarter to quarter comparisons of revenue, bookings and operating results are not necessarily meaningful or an accurate indicator of our future performance. These fluctuations may cause our results of operations to not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include:

•	volume, timing and fulfillment of customer orders and receipt of royalty reports;

•	the pace of the transition to an on-demand and transactional revenue model;

•	slowing sales by our channel partners to their customers;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	contractual counterparties are unable to, or do not, meet their contractual commitments to us;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment of goodwill or intangible assets;

•	delayed realization of synergies resulting from our acquisitions;

•	unforeseen actions taken by hackers or other third parties, such as the Malware Incident we experienced in June 2017;

•	accounts receivable that are not collectible and write-offs of excess or obsolete inventory;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.
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
We experienced a significant malware incident in the third quarter of fiscal 2017, and we are not yet able to determine the full extent of its impact, including the impact on our results of operations and financial condition.
On June 27, 2017, Nuance was a victim the global NotPetya malware incident (the “Malware Incident”). The NotPetya malware affected certain Nuance systems, including systems used by our healthcare customers, primarily for transcription services, as well as systems used by our imaging division to receive and process orders. We believe that we lost approximately $15.4 million in revenue in the third quarter as a result of the disruption to our healthcare and imaging business during the last days of the quarter resulting from the Malware Incident. We also incurred substantial costs and expenses associated with our efforts to contain and investigate the Malware Incident and to restore our operations and customer service functions.
Our business is subject to a variety of domestic and international laws, rules, policies and other obligations regarding data protection.
We are subject to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information and personal health information, with additional laws applicable in some jurisdictions where the information is collected from children. In many cases, these laws apply not only to transfers between unrelated third-parties but also to transfers between us and our subsidiaries. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. The European Commission adopted the European General Data Protection Regulation (the “GDPR”), which will be in effect as of May 2018. China adopted a new cybersecurity law as of June 2017, and there is an increase in regulation of biometric data globally, which may include voiceprints. Complying with the GDPR and other emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in penalties or significant legal liability, and could affect our ability to retain and attract customers.
Any failure by us, our customers, suppliers or other parties with whom we do business to comply with our privacy policy or with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Any alleged or actual failure to comply with applicable privacy laws and regulations may:

•	cause our customers to lose confidence in our solutions;

•	harm our reputation;

•	expose us to litigation and liability; and

•	require us to incur significant expenses for remediation.
Security and privacy incidents or breaches may damage client relations and inhibit our growth.

The confidentiality and security of our information, and that of third parties, is critical to our business. Our services involve the transmission, use, and storage of customers’ and their customer’s confidential information. We were the victim of a cybercrime in the past, and a future security or privacy incident could have a material adverse effect on our results of operations and financial condition. While we maintain a broad array of security and privacy measures, policies and practices, our networks may be breached through a variety of means, resulting in someone obtaining unauthorized access to our information, or that of our customers, or to our intellectual property; disabling or degrading service; or sabotaging systems or information. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees, contractors, and vendors. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We will continue to incur significant costs to continuously enhance our security measures to defend against the threat of cybercrime. Any security or privacy incident or breach may result in:

•	loss of revenue resulting from the operational disruption;

•	loss of revenue or increased bad debt expense due to the inability to invoice properly;

•	loss of revenue due to loss of customers;

•	material remediation costs to restore systems;

•	material investments in new or enhanced systems in order to enhance our security posture;

•	cost of incentives offered to customers to restore confidence and maintain business relationships;

•	reputational damage resulting in the failure to retain or attract customers;

•	costs associated with potential litigation or governmental investigations;

•	costs associated with any required notices of a data breach;

•	costs associated with the potential loss of critical business data; and

•	other consequences of which we are not currently aware but will discover through the remediation process

For example, as noted elsewhere in these Risk Factors, on June 27, 2017, Nuance was a victim of the global NotPetya Malware Incident, which had a material impact on our results of operations during the quarter ended June 30, 2017 and is expected to have a material impact on our results of operations for the fourth quarter of fiscal year 2017, which ends on September 30, 2017.
Interruptions or delays in services could impair the delivery of our services and harm our business
Because our services are complex and incorporate a variety of hardware and proprietary and third-party software, our services may have errors or defects that could result in unanticipated downtime for our customers and harm to our reputation and our business. We have from time to time found defects in our services, and new errors in our services may be detected in the future. As we acquire companies, we may encounter difficulty in incorporating the acquired services or technologies into our services. Any damage to, or failure of, the systems that serve our customers in whole or in part could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay service level agreement penalties, cause customers to terminate their on-demand services, and adversely affect our renewal rates and our ability to attract new customers.
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
Intangible assets are generally amortized over three to ten years. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2017, we had identified intangible assets of approximately $0.7 billion, net of accumulated amortization, and goodwill of approximately $3.6 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
We reported net losses of $12.5 million, $115.0 million and $150.3 million in fiscal years 2016, 2015 and 2014, respectively, and have a total accumulated deficit of $514.6 million as of June 30, 2017. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
We have a significant amount of debt. At June 30, 2017, we had a total of $2,918.1 million face value of debt outstanding, comprised of $450.0 million of senior notes due in 2020, $300.0 million of senior notes due in 2024, $500.0 million of senior notes due in 2026. At June 30, 2017, we also had $1,668.1 million in aggregate principal amount of convertible debentures outstanding comprised of our 2.75% 2031 Debentures ($377.7 million) redeemable in November 2017, 1.5% 2035 Debentures ($263.9 million) redeemable in November 2021, 1.0% 2035 Debentures ($676.5 million) redeemable in December 2022 and 1.25% 2025 Debentures ($350.0 million) redeemable in April 1, 2025. Investors may require us to redeem these debentures earlier than the dates indicated if the closing sale price of our common stock is more than 130% of the then current conversion price of the respective debentures for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount in cash or shares of our common stock, at our election. We also have a $242.5 million Revolving Credit Facility under which $4.6 million was committed to backing outstanding letters of credit issued and $237.9 million was available for borrowing at June 30, 2017. Our debt level could have important consequences, for example it could:

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

In August 2017, the Compensation Committee of our Board of Directors approved revised form of Change of Control and Severance Agreement (the “New Severance Agreement”) for each of our current executive officers, including active named executive officers other than Paul Ricci, our Chairman and Chief Executive Officer. The New Severance Agreement provides that, in the event covered executive’s employment is terminated involuntarily by us without cause , and provided the covered executive executes our standard form of separation and release agreement, which includes a full release of claims, the covered executive is eligible to receive severance payments and benefits consisting of: (i) a lump sum payment equal to the covered executive’s annual salary as in effect immediately prior to the termination; (ii) a lump sum payment equal to a prorated percentage of the covered executive’s target bonus as in effect for the fiscal year that includes the termination date; (iii) twelve months Company-paid health insurance under COBRA; and (iv) the unvested time-based equity awards held by the covered executive will accelerate as to a pro rata percentage of the shares that were scheduled to vest in the fiscal year in which the termination takes place.
In the event that the covered executive is involuntarily terminated by us without cause and not for death or disability, or the covered executive resigns from the Company or its successor for “good reason” within twelve months following a change of control of the Company then, in lieu of the benefits described above, the covered executive will be entitled to receive (i) a lump sum payment equal to the covered executive’s annual salary as in effect immediately prior to the termination; (ii) a lump sum payment equal to the covered executive’s target bonus for the fiscal year in which the termination occurs; (iii) twelve (12) months Company-paid health insurance under COBRA; (iv) one hundred percent of the covered executive’s outstanding and unvested time-based equity awards will become vested in full; and (v) fifty percent of performance-based equity awards will vest as if the performance metrics had been fully met.
In the event that the covered executive is terminated involuntarily by us for death and disability, the covered executive or his eligible dependents will be entitled to receive (i) twelve (12) months Company-paid health insurance under COBRA; and (ii) one hundred percent of the covered executive’s outstanding and unvested time-based equity awards will become vested in full.
The New Severance Agreement terminates on September 30, 2018 subject to successive automatic annual renewals unless either party gives at least 60 days prior to the automatic renewal dates. The foregoing is only a summary of the New Severance Agreement and is qualified by reference to the full agreement filed herewith as Exhibit 10.1 and incorporated by reference herein.
Between August 7 and August 8, 2017, the Company entered into a New Severance Agreement with each of Messrs. Satish Maripuri, Robert C. Schassler, Kenneth M. Siegel, Daniel D. Tempesta and Robert Weideman, and on August 8, 2017, the Company entered into its standard form of indemnification agreement with Robert Weideman.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 9, 2017.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2007
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock.	8-K	0-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	0-27038	3.2	8/20/2013
10.1	Form of Change of Control and Severance Agreement					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101.0
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X