Form 10-K
period 2017-09-30
Nuance Communications, Inc.
filed 2017-11-29
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-27038
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3.5 billion based upon the last reported sales price on the Nasdaq National Market for such date. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and by persons who hold more than 5% of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
The number of shares of the Registrant’s Common Stock, outstanding as of October 31, 2017, was 290,278,330.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our future revenue, cost of revenue, research and development expense, selling, general and administrative expenses, amortization of intangible assets and gross margin, earnings, cash flows and liquidity; our strategy relating to our segments; the potential of future product releases; our product development plans and investments in research and development; future acquisitions and anticipated benefits from acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal year 2018 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements.

Item 1.Business
Overview
We are a leading provider of voice recognition and natural language understanding solutions. We work with companies around the world, from banks and hospitals to airlines, telecommunications carriers, and automotive manufacturers and suppliers, who use our solutions and technologies to create better experiences for their customers and their users by enhancing the users' interaction, increasing productivity and customer satisfaction. We offer our customers high accuracy in automated speech recognition, capabilities for natural language understanding("NLU"), dialog and information management, biometric speaker authentication, text-to-speech, optical character recognition ("OCR") capabilities, and domain knowledge, along with professional services and implementation support. In addition, our solutions increasingly utilize our innovations in artificial intelligence ("AI"), including cognitive sciences and machine learning to create smarter, more natural experiences with technology. Using advanced analytics and algorithms, our technologies create personalized experiences and transform the way people interact with information and the technology around them. We market and sell our solutions and technologies around the world directly through a dedicated sales force, through our e-commerce website, and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, distributors, hardware vendors, and telecommunications carriers.
We are a global organization steeped in research and development. We have 2,000 language scientists, developers, and engineers dedicated to continually refining our technologies and advancing our portfolio to better meet our customers’ diverse and changing needs. We have more than 60 international operating locations and a sales presence in more than 79 countries. We were incorporated under the laws of the State of Delaware in 1992 and our corporate headquarters is located in Burlington, Massachusetts, with international headquarter in Dublin, Ireland. In fiscal year 2017, our revenue was $1.9 billion.
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

Our Strategy
We have large addressable vertical markets, and we focus on growth by providing industry-leading, value-add solutions for our customers and partners through a broad set of flexible technologies, solutions, and service offerings available directly and through our channel capabilities. The key elements of our strategy include:

•
Maintain global leadership in all of our major markets and solutions areas.  We have historically targeted markets where we benefit from strong technology, sales and vertical market differentiation. Today, we enjoy a prominent position in the markets we serve, where we are considered one of the leading providers of voice recognition and NLU. We invest considerable time and resources to ensure we maintain this position through customer satisfaction, technology leadership, deep domain experience and market specialization.

•
Maintain depth in technology, intellectual property and innovation portfolio.  We have built a world-class portfolio of intellectual property, technologies, applications and solutions through both internal development and acquisitions. We expect to continue to pursue opportunities to expand our assets, geographic presence, distribution network and customer base through acquisitions of other businesses and technologies. We continue to strengthen our core technologies in voice and language, and expand our offerings through research and innovations in AI, including cognitive computing and machine learning.

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

•
Continue to expand hosting and transaction-based offerings.  We continue to be focused on increasing our hosting and transaction-based offerings. Our hosting revenues are generated through on-demand models that typically have multi-year terms with pricing based on volume of usage, number of transactions, number of seats or number of devices. This pricing structure allows customers to use our products at a lower initial cost when compared to the sale of a perpetual license. This will enable us to deliver applications that our customers use, and pay for, on a recurring basis, providing us with the opportunity to enjoy the benefits of recurring revenue streams.

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

•
Strengthen financial profile with improvement in revenue, earnings per share, margin, and cash flow. We are focused on improving our financial performance, by further executing upon identified strategic initiatives, further evolving our business toward recurring revenue models, all of which are positioning us for increased future revenue and profitability growth. Recurring revenue represented 72.5% and 69.6% of total revenue in fiscal years 2017 and 2016, respectively.

Business Segments and Financial Information
We are organized into four segments: Healthcare, Mobile, Enterprise, and Imaging. See Note 19 to the consolidated financial statements for additional information about our reportable segments. We offer our solutions and technologies to our customers in a variety of ways, including hosted cloud-based solutions, perpetual licenses, implementation and custom solution development services and maintenance and support. Our product revenues include embedded original equipment manufacturer ("OEM") royalties, traditional perpetual licensing, term-based licensing and consumer sales. Our hosting, royalty, term license and maintenance and support revenues are recurring in nature as our customers use our products on an ongoing basis to handle their needs in medical transcription, medical coding and compliance, enterprise customer service and mobile connected services. Our professional services offer a visible revenue stream, as we have a backlog of assignments that take time to complete.

Healthcare Segment
Our Healthcare segment is a leading provider in clinical speech and clinical language understanding solutions that drive smart, efficient decisions and increase productivity across healthcare. Our solutions and services improve the clinical documentation process - from capturing the complete patient record to improving clinical documentation and quality measures for reimbursement. We support clinical documentation work flows and electronic medical record ("EMR") adoption through our flexible offerings, including transcription services, dictation software for the EMR, diagnostics work flows, and mobile applications. These solutions increasingly leverage clinical language understanding and AI innovations to help physicians deliver better outcomes. In addition, we continue to extend our strong hospital customer franchise into the automation and management of healthcare coding and billing processes in order to ensure timely and appropriate reimbursement. These solutions are designed to help healthcare organizations derive additional value from EMR investments and are driven by industry trends such as value-based care, Meaningful Use requirements, which is a program that awards incentives for using EMR technology to improve patient care, and government regulations related to medical codes.
Today, more than 500,000 clinicians and 10,000 healthcare facilities worldwide leverage our solutions to improve patient care and support the physician in clinical work flows from many devices. Our Healthcare segment revenues were $899.3 million, $973.3 million, and $1,000.8 million in fiscal years 2017, 2016 and 2015, respectively. As a percentage of total segment revenue, Healthcare segment revenues represented 45.5%, 49.2% and 50.6% in fiscal years 2017, 2016 and 2015, respectively.
Our principal solutions for the Healthcare segment include the following:

•
Transcription solutions: Enable physicians in larger and mid-sized healthcare enterprises to streamline clinical documentation with an on-demand, enterprise-wide medical transcription platforms, and allow healthcare organizations to outsource transcription services. Our transcription solutions are generally offered as an on-demand model.

•
Dragon Medical: Provide dictation capabilities that empowers physicians to accurately capture and document patient care in real-time from many devices and without disrupting existing work flows. We have expanded this solution to provide clinical language understanding and cognitive intelligence that delivers real-time queries to physicians at the point of care, producing measurable clinical, financial and compliance outcomes. This capability has historically been sold under a traditional perpetual software license model; however, it is now frequently sold as a multi-year cloud-based service.

•
Clinical document improvement ("CDI") and coding solutions: Ensure patient health information is accurately documented, coded, and evaluated to provide more complete and accurate clinical documentation. These services and offerings assist organizations with regulatory compliance and coding efficiency to receive appropriate and timely reimbursement and improve quality reporting. The solutions are generally sold under a term licensing model.

•
Diagnostic solutions: Allow radiologists to easily document, collaborate, and share medical images and reports, to optimize patient care. These solutions are generally sold under a traditional perpetual license model, with accelerated transition to term licensing and transaction based models.

•
Dragon solutions: Provide professional and personal productivity solutions to business users and consumers with the ability to use their voice to create content, reports and other documents, as well as control their computers and laptops without the use of a keyboard or mouse. This dictation capability is similar to Dragon Medical and is used in markets such as law, public safety, social services, education and accessibility. Dragon solutions are sold generally through a traditional perpetual software license model, and we have recently introduced an on-demand model.

The channels for distribution in the Healthcare segment utilize out direct sales force to address the market and out professional services organization that supports the implementation requirements of the healthcare industry. Direct distribution is supplemented by distributors, resellers and partnerships with a variety of healthcare IT providers. Our Healthcare customers and partners include Cerner, Epic, McKesson, UPMC, Cleveland Clinic, Siemens, and the Mayo Clinic.
Areas of expansion and focus for our Healthcare segment include providing customers deeper integration with our clinical documentation solutions, investing in our cloud-based offerings, operations and network security, entering new and adjacent markets such as ambulatory care, and expanding our international capabilities.
Mobile Segment
Our Mobile segment provides a broad portfolio of specialized virtual assistants and connected services built on voice recognition, text-to-speech, NLU, dialog, and text input technologies. Our mobile platform includes embedded and cloud-based technologies that work together through our hybrid (connected and embedded) architecture. As consumer demands for convenience, ease-of-use, and more personalized experiences increase, companies will need to embrace the Internet of Things ("IoT") to enhance the overall interaction and productivity for their users. Our technologies help leading automotive manufacturers, consumer electronic companies and mobile and cable operators provide the consistent, connected, and more human experience their customers are looking for with the devices and technology around them, including their phones, tablets, computers, autos, wearable devices, TVs, applications, and related services.
Mobile segment revenues were $398.0 million, $377.3 million, and $391.2 million in fiscal years 2017, 2016 and 2015, respectively. As a percentage of total segment revenue, the Mobile segment revenues represented 20.1%, 19.1% and 19.8% in fiscal years 2017, 2016 and 2015, respectively.
Our principal solutions for the Mobile segment include the following:

•
Automotive solutions: Provide automotive manufacturers and their suppliers intuitive, personalized, virtual assistants and connected services for cars that are safer, easier, and more enjoyable. Our deep domain experience, integration capabilities and independence make us a preferred vendor to the world’s largest automotive manufacturers and suppliers. Our automotive solutions are generally sold as on-demand models that are typically priced on a per-unit basis for multi-year service terms. We have a worldwide professional services team to provide custom solution development services and sell our technologies through a traditional perpetual software license model, including a royalty-based model.

•
Devices solutions: Provide consumer electronic manufacturers, developers, and others within the broad ecosystem around the IoT, with specialized virtual assistants, virtual keyboards and connected services. Our connected solutions are sold through on-demand models that typically have multi-year terms with pricing generally based on volume. We provide custom solution development and integration services, and sell our technologies through a traditional perpetual software license model, including a royalty-based model.

•
Mobile operator services: Provide mobile network operators value added services, such as speech to text, that assist in creating new, high-profit revenue streams from their subscribers, especially in emerging markets such as Latin American, India and Southeast Asia. Our mobile operator services are sold through on-demand models that typically have multi-year terms and a revenue share-based model.

In the Mobile segment, we utilize a direct sales force to sell to automotive manufacturers and their suppliers, device makers, and mobile operators. Direct distribution is supplemented by OEM relationships with electronics suppliers and, integrators.
Areas of expansion and focus for our Mobile segment include: cloud and content expansion of our automotive solutions, expansion across the IoT in our device solutions, and geographic expansion of our mobile operator services.
Enterprise Segment
Our Enterprise segment is a leading provider of automated customer solutions and services worldwide. Differentiated by speech and AI technologies, and complemented by our large professional services organization, our solutions help enterprises reduce or replace human contact center agents with conversational systems, across voice, mobile, web and messaging channels. Our intelligent self-service solutions are highly accurate and dependable, resulting in increased customer satisfaction levels while simultaneously reducing the costs associated with delivering customer service for the enterprise. We are transforming this business, leveraging our presence in on-premise interactive voice response ("IVR") solutions and services, and expanding into multichannel, self-service cloud solutions. Our solutions and services portfolio now span voice, mobile, web and messaging channels, with inbound and outbound customer service and engagement, voice biometrics, and digital virtual assistant capabilities.
Enterprise segment revenues were $462.3 million, $387.5 million, and $349.3 million in fiscal years 2017, 2016 and 2015, respectively. As a percentage of total segment revenue, the Enterprise segment revenues represented 23.4%, 19.6% and 17.7% in fiscal years 2017, 2016 and 2015, respectively.
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

•
On-Demand multichannel cloud: Deliver a platform that provides enterprises with the ability to implement automatic customer service across inbound, outbound, and digital customer service channels in the cloud. Our on-demand multichannel cloud leverages our speech, voice biometrics, text to speech, and virtual assistant technologies, to implement intelligent, conversational self-service applications, including voice call steering and self-service, automated verification, account access, virtual chat, proactive SMS, messaging and email, and customer service for mobile device customers. In addition, the acquisition of TouchCommerce, Inc. in fiscal year 2016 allows us to be able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty and improve business results. Our on-demand multichannel cloud is sold through sales models that typically have multi-year terms with pricing based on the channel provided and/or volume of usage.

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
Areas of focus and expansion for our Enterprise segment include extending our technology capabilities with intelligent self-service and AI for customer service, expansion of our on-demand multichannel cloud to international markets, sales and solution expansion for our voice biometrics suite, and expanding our on-premise product and services portfolio.
Imaging Segment
Our Imaging segment provides software solutions and expertise that help professionals and organizations gain optimal control of their document and information processes. Our portfolio of products and services helps business customers achieve compliance with information security policies and regulations while enabling organizations to streamline and eliminate gaps across their document work flows.
We seek to grow our business through multi-function printer ("MFP") OEM channels, expanding our scanning and print management software solutions, and broadening our footprint with end-user customers to become a solution suite provider. We have built on our position in MFP OEM channels and managed print services space by accelerating the integration of capture and print management technologies. Our intelligent document capture and work flow solutions transform manual, disconnected processes into dynamic, streamlined, and automated work flows. When combined with print management technologies, organizations are also able to control, manage, and monitor their entire print environment. Our business has seen strong commitments from key OEMs, a broad number of OEM partners who embed multiple products, and strong end-user demand in key verticals like healthcare, legal, and financial services.
Imaging segment revenues were $217.7 million, $241.6 million, and $237.7 million in fiscal years 2017, 2016 and 2015, respectively. As a percentage of total segment revenue, the Imaging segment revenues represented 11.0%, 12.2% and 12.0% in fiscal years 2017, 2016 and 2015, respectively.
Our principal solutions for the Imaging segment include the following:

•	MFP Scan automation solutions: Deliver scanning and document management solutions that improve productivity, drive efficiency and assist in enhancing security.

•	MFP Print automation solutions: Offer printing and document management solutions to capture and automate paper to digital work flows to increase efficiency.

•	PDF and OCR software: Provide intuitive technologies that enable the efficient capture, creation, and management of document work flows.
The channels for distribution in the Imaging segment include a combination of a global reseller network and direct sales. Our Imaging solutions are generally sold under a traditional perpetual software license model with a subset of our offerings sold as term licenses. Our Imaging customers and partners include Ricoh, Xerox, HP, Canon, and Samsung.

Areas of expansion and focus in the Imaging segment include investing to merge the scan and print technology platforms, improving mobile access to our solutions and technologies, and expanding our distribution channels including OEM embedded relationships to drive a more comprehensive and compelling offering to our customer and partners.
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
We continue to invest in technologies to maintain our market-leading position and to develop new applications. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. As of September 30, 2017, we held approximately 4,500 patents and 800 patent applications. Our intellectual property is critical to our success and competitive position. We incurred research and development expenses of $266.1 million, $271.1 million, and $306.9 million in fiscal years 2017, 2016 and 2015, respectively.
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

•
International Coverage.  The international reach of our solutions and technologies is due to the broad language coverage of our offerings, including our voice recognition and natural language understanding solutions, which provide recognition for approximately 70 languages and dialects and natural-sounding synthesized speech in over 160 voices, and support a broad range of hardware platforms and operating systems. Our imaging technology supports more than 120 languages for OCR and document handling, with up to 20 screen language choices, including Asian languages.

•
Technological Superiority.  Our voice recognition, NLU and imaging technologies, applications and solutions are often recognized as the most innovative and proficient in their respective categories. Our voice recognition and NLU solutions have industry-leading recognition accuracy and provide a natural, voice-enabled interaction with systems, devices and applications. Our OCR technology in our Imaging segment is viewed as the most accurate in the industry. Technology publications, analyst research and independent benchmarks have consistently indicated that our solutions and technologies rank at or above performance levels of alternative solutions.

•
Broad Distribution Channels.  Our ability to address the needs of specific markets, such as financial, law, healthcare and government, and to introduce new solutions and technologies quickly and effectively is provided by our direct sales force, our extensive global network of resellers, comprising system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors, and our e-commerce website.

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
Some of our competitors or potential competitors, such as Adobe, Google, and 3M, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.
Employees
As of September 30, 2017, we had approximately 11,600 full-time employees, including approximately 1,300 in sales and marketing, approximately 2,700 in professional services, approximately 2,000 in research and development, approximately 900 in general and administrative and approximately 4,700 who provide transcription and editing services. Approximately 62% of our employees are based outside of the United States, approximately 51% of whom provide transcription and editing services and are based in India. None of our employees in the United States is represented by a labor union. In certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees. We believe that our relationships with our employees are satisfactory.
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
Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal years 2017, 2016 and 2015, 70%, 71% and 73% of revenue was generated in the United States and 30%, 29% and 27% of revenue was generated by our international customers, respectively.

Item 1A.Risk Factors
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
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue and bookings from international operations could increase in the future. Most of our international revenue and bookings are generated by sales in Europe and Asia. In addition, some of our products are developed outside the United States and we have a large number of employees in India that provide transcription services. We also have a large number of employees in Canada, Germany and the United Kingdom that provide professional services. A significant portion of the development of our voice recognition and natural language understanding solutions is conducted in Canada and Germany, and a significant portion of our imaging research and development is conducted in Hungary and Canada. We also have significant research and development resources in Austria, Belgium, China, Italy, and the United Kingdom. In addition, we are exposed to changes in foreign currencies including the euro, British pound, Brazilian real, Canadian dollar, Japanese yen, Indian rupee and Hungarian forint. Changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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
We experienced a significant malware incident in the third quarter of fiscal 2017, which has a significant impact on our future results of operations and financial condition.
On June 27, 2017, Nuance was a victim of the global NotPetya malware incident (the “Malware Incident”). The NotPetya malware affected certain Nuance systems, including systems used by our healthcare customers, primarily for transcription services, as well as systems used by our imaging division to receive and process orders. Our revenue and our operating results for fiscal year 2017 were negatively impacted by the Malware Incident. For fiscal year 2017, we estimate that we lost approximately $68.0 million in revenues, primarily in our Healthcare segment, due to the service disruption and the reserves we established for customer refund credits. Additionally, we incurred incremental costs of approximately $24.0 million for fiscal year 2017 as a result of our remediation and restoration efforts, as well as incremental amortization expenses.
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
For example, as noted elsewhere in these Risk Factors, on June 27, 2017, Nuance was a victim of the global NotPetya Malware Incident, which had a material impact on our results of operations during fiscal year 2017 and is expected to have a material impact on our future results of operations and financial condition.
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
Under accounting principles generally accepted in the United States of America, we record the market value of our common stock and other forms of consideration issued in connection with an acquisition as the cost of acquiring the company or business. We allocate that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships, based on their respective fair values. Our estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and may adversely affect our operating results and cash flows:

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
Intangible assets are generally amortized over three to ten years. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2017, we had identified intangible assets of approximately $0.7 billion, net of accumulated amortization, and goodwill of approximately $3.6 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
We have grown, and may continue to grow, through acquisitions, which could dilute our existing stockholders and/or increase our debt levels.
In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration, including contingent consideration, and incurred a significant amount of debt to finance the cash consideration used for our acquisitions. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly, depending on the terms of such acquisitions. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business.
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
We reported net losses of $151.0 million, $12.5 million and $115.0 million in fiscal years 2017, 2016 and 2015, respectively, and have a total accumulated deficit of $580.0 million as of September 30, 2017. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
From time to time, we are subject to claims and law actions alleging that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various arrangements. Any of these could seriously harm our business.
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
We have a significant amount of debt. As of September 30, 2017, we had $2,918.1 million outstanding principal of debt, including $450.0 million of senior note due in 2020, $300.0 million of senior note due in 2024, and $500.0 million of senior note due in 2026, $377.7 million of 2.75% 2031 Debentures redeemable in November 2017, $263.9 million of 1.5% 2035 Debentures redeemable in November 2021, $676.5 million of 1.0% 2035 Debentures redeemable in December 2022, and $350.0 million of 1.25% 2025 Debentures redeemable in April 2025. Investors may require us to redeem these debentures earlier than the dates indicated if the closing sale price of our common stock is more than 130% of the then current conversion price of the respective debentures for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount in cash or shares of our common stock, at our election. For example, on November 1, 2017, holders of $331.2 million of our 2.75% 2031 Debentures exercised their rights to require us to repurchase such debentures. We also had a $242.5 million Revolving Credit Facility under which $4.5 million was committed to backing outstanding letters of credit issued and $238.0 million was available for borrowing at September 30, 2017. Our debt level could have important consequences, for example it could:

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
Our investment portfolios, which include investments in money market funds, bank deposits and separately managed investment portfolios, are generally subject to credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by a global financial crisis or by uncertainty surrounding the United Kingdom's exit from the European Union. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.
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
Our corporate headquarters are located in Burlington, Massachusetts. As of September 30, 2017, we leased approximately 1.4 million square feet of building space, primarily in the United States, and to a lesser extent, in Europe, Canada, Japan and the Asia-Pacific regions. Larger leased sites include properties located in: Montreal, Canada; Sunnyvale, California; and Bangalore, India. In addition, we own 130,000 square feet of building space located in Melbourne, Florida.
We also include in the total square feet leased space leased in specialized data centers in Massachusetts, Washington, Texas, China and smaller facilities around the world.
We believe our existing facilities and equipment, which are used by all of our operating segments, are in good operating condition and are suitable for the conduct of our business.

Item 3.	Legal Proceedings
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. We evaluate the probability of adverse outcomes and, as applicable, estimate the amount of probable losses that may result from pending matters. Probable losses that can be reasonably estimated are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial statements for any of the periods presented in the accompanying consolidated financial statements. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our results of operations or financial position. However, each of these matters is subject to uncertainties, the actual losses may prove to be larger or smaller than the accruals reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “NUAN”. The following table sets forth, for our fiscal quarters indicated, the high and low sales prices of our common stock, in each case as reported on the NASDAQ Global Select Market.

	Low	High
Fiscal Year 2016:
First quarter	$15.97	$21.83
Second quarter	$15.86	$20.56
Third quarter	$14.56	$19.27
Fourth quarter	$13.74	$16.41
Fiscal Year 2017:
First quarter	$13.44	$17.47
Second quarter	$14.85	$17.43
Third quarter	$16.36	$19.93
Fourth quarter	$15.38	$17.97

Holders
As of October 31, 2017, there were 643 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

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

Issuer Purchases of Equity Securities

On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program, bringing up the total to $1.0 billion. The plan has no expiration date. There were no repurchases under the program during the three months ended September 30, 2017.
Unregistered Sales of Equity Securities and Use of Proceeds
On December 13, 2016, we issued 75,000 shares of our common stock in connection with charitable contributions. On February 7, 2017, we issued 844,108 shares of our common stock in connection with a business acquisition. On July 5, 2017 we issued 100,000 shares of our common stock in connection with charitable contributions. All the proceeding shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof because the issuance did not involve a public offering.

Item 6.Selected Consolidated Financial Data
The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
Operations:
Total revenues	$1,939.4	$1,948.9	$1,931.1	$1,923.5	$1,855.3
Gross profit	$1,085.6	$1,119.4	$1,102.6	$1,080.9	$1,091.1
Income (loss) from operations	$52.0	$138.5	$54.9	$(21.4)	$48.5
Provision (benefit) for income taxes	$32.0	$14.2	$34.5	$(4.7)	$18.6
Net loss	$(151.0)	$(12.5)	$(115.0)	$(150.3)	$(115.2)
Net Loss Per Share Data:
Basic	$(0.52)	$(0.04)	$(0.36)	$(0.47)	$(0.37)
Diluted	$(0.52)	$(0.04)	$(0.36)	$(0.47)	$(0.37)
Weighted average common shares outstanding:
Basic	289.3	292.1	317.0	316.9	313.6
Diluted	289.3	292.1	317.0	316.9	313.6
Financial Position:
Cash and cash equivalents and marketable securities	$874.1	$608.1	$568.8	$588.2	$846.8
Total assets	$5,931.9	$5,661.5	$5,511.9	$5,738.2	$5,854.1
Long-term debt, net of current portion	$2,241.3	$2,433.2	$2,103.1	$2,108.4	$2,084.1
Total deferred revenue	$790.0	$736.2	$668.2	$548.1	$414.6
Total stockholders’ equity	$1,931.4	$1,931.3	$2,265.3	$2,582.0	$2,638.0
Selected Data and Ratios:
Working capital	$216.4	$347.7	$360.2	$466.5	$529.3
Depreciation of property and equipment	$55.7	$60.6	$62.4	$51.7	$39.8
Amortization of intangible assets	$178.7	$170.9	$168.3	$170.1	$168.8
Gross margin percentage	56.0%	57.4%	57.1%	56.2%	58.8%

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of our business. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.
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
Malware Incident
On June 27, 2017, Nuance was a victim of the global NotPetya malware incident (the “Malware Incident”), which affected certain Nuance systems, including systems used by our healthcare customers, primarily for transcription services, as well as systems used by our Imaging division to receive and process orders. Despite the Malware Incident, we managed to preserve the security and integrity of our customer data and our software products and restore services to the majority of our customers by the end of July 2017.
Our revenue and our operating results for fiscal year 2017 were negatively impacted by the Malware Incident. For fiscal year 2017, we estimate that we lost approximately $68.0 million in revenues, primarily in our Healthcare segment, due to the service disruption and the reserves we established for customer refund credits. Additionally, we incurred incremental costs of approximately $24.0 million for fiscal year 2017 as a result of our remediation and restoration efforts, as well as incremental amortization expenses. We are evaluating our insurance coverage to determine the amount, if any, of Malware Incident losses that are recoverable under our policies.
Additionally, as a result of the Malware Incident, we incurred capital expenditures of approximately $13.0 million related to upgrading our existing technology infrastructures during the fourth quarter of fiscal year 2017.
Trends in Our Businesses

•
Healthcare.The adoption of international classification of diseases 10th revision (“IDC-10”) and the evolving reimbursement reform increased the complexity our healthcare customers are facing in clinical documentation and coding. As a result, we have seen growing demands for products and solutions that improve the efficiency and accuracy of clinical documentation. Our products and solutions enable our customers to automate these work flows and improve operational efficiency. To address various market opportunities, we continue to expand our product offerings by further integrating our products with our clinical documentation solutions and investing in cloud-based offerings.

Within our healthcare business, our customers are shifting away from solely used hosted transcription services towards more integrated solutions that combine both Dragon Medical cloud and hosted transcription offerings. The volume processed in our hosted transcription services has continued to decline as customers implement electronic medical record systems and our Dragon Medical solutions. The Malware Incident further eroded the transcription services as many customers shifted towards our Dragon Medical solutions or other alternative solutions during the service disruption. This decline was partially offset by new customer wins and higher demands for integrated solutions. Dragon Medical perpetual license revenue also declined as customers shifted toward Dragon Medical SaaS-based cloud offerings. These cloud offerings enable the expansion of our Dragon Medical solutions to include new clinical language understanding and artificial intelligence innovations, providing real time queries to the physician at the point of care.

•
Mobile.Our Mobile business continued to benefit from the increasing demands for specialized virtual assistants and connected services built on voice recognition and natural language understanding from automotive manufactures as they compete to incorporate specialized virtual assistants in their product offerings to deliver a more integrated and personalized experience for drivers. For fiscal year 2017, revenue from the automotive industry benefited from partnerships with new customers and expanded offerings to existing customers. However, mobile devices revenue continued to decline as a result of the consolidation of the mobile devices industry, which partly offsets the positive impact of the growth in the automotive industry.

Additionally, we continue to see higher penetration of on-demand and transaction-based arrangements as opposed to traditional perpetual licenses in our Mobile segment. Although this has a negative impact on near-term revenue, we believe this model will create more predictable revenue streams over time. We are investing in the expansion of the cloud capabilities and content of our automotive solutions, machine learning technologies, expansion across the Internet of Things in our devices solutions, and go-to market strategies with mobile operators.

•
Enterprise. Our enterprise business continued to benefit from increasing demand for the use of mobile applications and web sites to access customer care systems and records, voice-based authentication of users, increasing interest in coordinating actions and data across customer care channels, and the ability of a broader set of hardware providers and systems integrators to serve the market. Additionally, for large enterprise businesses around the world, customer service interactions are accelerating toward more pervasive digital engagement across web, mobile and social platforms. In order to acquire and retain customers, enterprises need to be able to provide a customer service experience when and how the customer desires. This is creating a growing market opportunity for our omni-channel enterprise solutions and, with the acquisition of TouchCommerce, Inc. in fiscal year 2016, we are able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty, and improve business results. In fiscal year 2017, revenues and bookings from on-demand solutions continued to increase, as a growing proportion of customers choose our cloud-based solutions for call center, web, and mobile customer care solutions. We are investing to extend our technology capabilities with intelligent self-service and artificial intelligence for customer service, extend the market for our on-demand omni-channel enterprise solutions into international markets, expand our sales and solutions for biometrics, and expand our on-premise product and services portfolio.

•
Imaging. The imaging market is evolving to include more networked solutions to multi-function printing ("MFP") devices, as well as more mobile access to those networked solutions, and away from packaged software. We are investing to merge the scan and print technology platforms to improve mobile access to our solutions and technologies, expand our distribution channels and embedded relationships, and expand our language coverage for optical character recognition ("OCR") in order to drive a more comprehensive and compelling offering to our partners.

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of these key financial metrics is as follows:
For the fiscal year ended September 30, 2017, as compared to the fiscal year ended September 30, 2016:

•	Total revenue decreased by $9.5 million from $1,948.9 million to $1,939.4 million;

•	Net loss increased by $138.5 million to $151.0 million;

•	Gross margins decreased by 1.4 percentage points to 56.0%;

•	Operating margins decreased by 4.4 percentage points to 2.7%;

•	Cash provided by operating activities for the fiscal year ended September 30, 2017 was $378.9 million, a decrease of $186.9 million from the prior fiscal year.
As of September 30, 2017, as compared to September 30, 2016:

•	Total deferred revenue increased by 7.3% to $790.0 million, driven by our hosting solutions, most notably for our automotive connected services in our Mobile segment.

In addition to the above key financial metrics, we also focus on certain operating metrics. A summary of these key operating metrics as of and for the year ended September 30, 2017, as compared to the same period in 2016, is as follows:

•
Net new bookings increased by 10.1% from the prior fiscal year to $1.7 billion. The net new bookings growth benefited from strong bookings performance primarily in our Healthcare and Enterprise segments, offset by a negative impact of $10.2 million as a result of the Malware Incident.

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

•
Recurring revenue represented 72.5% and 69.6% of total revenue in fiscal years 2017 and 2016, respectively. Recurring revenue represents the sum of recurring product and licensing, hosting, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements.

•
The fourth quarter annualized line run-rate in our healthcare on-demand solutions decreased by 39.0% from the prior fiscal year to approximately 2.9 billion lines per year. The annualized HIM line run rate is calculated using the actual billed HIM line count in the current quarter multiplied by four. In fourth quarter of fiscal year 2017, we had a non-recurring line count loss due to malware incident related service disruption. The non-recurring loss is annualized based on the calculation above, thereby creating an annualized line count that is artificially lower. We expect this metric to normalize in the first quarter of fiscal year 2018.

•
Estimated three-year value of total on-demand contracts decreased 5.0% from the prior fiscal year to approximately $2.3 billion, primarily due to the impact of the malware incident, as well as erosion on our HIM business, offset primarily by growth in our Dragon Medical cloud and automotive connected car businesses. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on assumptions used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Professional services and hosting	$976.9	$955.3	$919.5	2.3%	3.9%
Product and licensing	635.4	669.2	696.3	(5.1)%	(3.9)%
Maintenance and support	327.1	324.3	315.4	0.9%	2.8%
Total Revenues	$1,939.4	$1,948.9	$1,931.1	(0.5)%	0.9%

United States	$1,352.0	$1,385.3	$1,407.3	(2.4)%	(1.6)%
International	587.3	563.6	523.9	4.2%	7.6%
Total Revenues	$1,939.4	$1,948.9	$1,931.1	(0.5)%	0.9%

Fiscal Year 2017 Compared with Fiscal Year 2016
The geographic split for fiscal year 2017 was 70% of total revenue in the United States and 30% internationally, as compared to 71% of total revenue in the United States and 29% internationally for the prior fiscal year.
Fiscal Year 2016 Compared with Fiscal Year 2015
The geographic split for fiscal years 2016 was 71% of total revenue in the United States and 29% internationally, as compared to 73% of total revenue in the United States and 27% internationally for the prior fiscal year.

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

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Professional services revenue	$243.1	$225.2	$210.1	7.9%	7.2%
Hosting revenue	733.8	730.2	709.4	0.5%	2.9%
Professional services and hosting revenue	$976.9	$955.3	$919.5	2.3%	3.9%
As a percentage of total revenues	50.4%	49.0%	47.6%

Fiscal Year 2017 Compared with Fiscal Year 2016
Professional services revenue increased by $17.9 million, or 7.9%, primarily due to recent acquisitions in our Healthcare segment and the continued growth in voice biometrics offerings in our Enterprise segment.
Hosting revenue increased by $3.7 million, or 0.5%, as the increases in our Enterprise and Mobile segments were offset in part by the decline in our Healthcare segment. The $44.8 million increase in Enterprise was driven by the incremental revenue from recent acquisitions, increases in our omni-channel cloud offerings, and the continued strength in our on-premise and service portfolios. The $16.4 million increase in Mobile was primarily due to increases in our automotive cloud-based solutions. Hosting revenue of our Healthcare segment decreased by $57.7 million as the segment was negatively impacted by the Malware Incident and the continued erosion of the transcription services, offset in part by the positive effect of customers' transition to subscription and cloud-based offerings.
As a percentage of total revenue, professional services and hosting revenue increased from 49.0% for fiscal year 2016 to 50.4% for fiscal year 2017. This increase reflected the continued shifts from product licenses towards cloud-based solutions in all our segments.

Fiscal Year 2016 Compared with Fiscal Year 2015
Mobile hosting revenue increased by $21.9 million primarily driven by the continued trend toward cloud-based services in our automotive and devices solutions. Enterprise hosting revenue increased $19.7 million. These increases were partially offset by a $20.8 million decrease in the Healthcare hosting revenue as we continue to experience erosion in our transcription services owed in part to the growing penetration of our Dragon Medical cloud and subscription offerings.
Professional services revenue increased primarily as a result of a $13.6 million increase in our Healthcare segment due to a recent acquisition.

Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Product and licensing revenue	$635.4	$669.2	$696.3	(5.1)%	(3.9)%
As a percentage of total revenues	32.8%	34.3%	36.1%

Fiscal Year 2017 Compared with Fiscal Year 2016
Product and licensing revenue decreased by $33.8 million, or 5.1%, primarily due to decreases in our Healthcare and Imaging segments, offset in part by the increase in our Mobile segment. The decrease of $16.7 million in Healthcare reflected our continued transition from product licensing to cloud-based solutions. The decrease of $25.6 million in Imaging was primarily due to lower sales of our multi-functional printers ("MFP"). The increase of $6.7 million in Mobile was driven by revenue growth in our automotive business, offset in part by a decline in handset revenues due to the continued consolidation of the mobile devices industry.

As a percentage of total revenue, product and licensing revenue decreased from 34.3% for fiscal year 2016 to 32.8% for fiscal year 2017. This decrease reflected our transition from product licensing to subscription and cloud-based models.

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
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Maintenance and support revenue	$327.1	$324.3	$315.4	0.9%	2.8%
As a percentage of total revenues	16.9%	16.6%	16.3%

Fiscal Year 2017 Compared with Fiscal Year 2016
Maintenance and support revenue increased by $2.7 million, or 0.9%, primarily due to an increase in our Enterprise segment due to maintenance renewals, offset in part by a decrease in Healthcare as a result of the continued transition from product licensing to cloud-based solutions.

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

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Cost of professional services and hosting revenue	$660.8	$626.2	$618.6	5.5%	1.2%
As a percentage of professional services and hosting revenue	67.6%	65.5%	67.3%

Fiscal Year 2017 Compared with Fiscal Year 2016
The increase in cost of professional services and hosting revenue was primarily driven by higher employee-related and infrastructure costs due to higher revenues in our Enterprise segment. Gross margins decreased by 2.1 percentage points primarily driven by the negative impact of the Malware Incident, and the continued erosion of our medical transcription services in our Healthcare segment, as well as the unfavorable impact of recent acquisitions in our Enterprise segment. Partially offsetting the margin declines above was the margin improvement in our Imaging segment, primarily due to a favorable shift to higher margin professional service offerings.
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

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Cost of product and licensing revenue	$74.0	$86.4	$91.8	(14.4)%	(5.9)%
As a percentage of product and licensing revenue	11.6%	12.9%	13.2%

Fiscal Year 2017 Compared with Fiscal Year 2016
The decrease in cost of product and licensing revenue was driven by lower costs in our Healthcare and Imaging segments due to lower product and licensing revenues. Gross margins increased by 1.3 percentage points, due to the margin improvements in Healthcare and Imaging, as well as a favorable shift in revenue mix towards higher margin products in Mobile and Enterprise.
Fiscal Year 2016 Compared to Fiscal Year 2015
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

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2015 vs. 2014	% Change 2014 vs. 2013
Cost of maintenance and support revenue	$54.1	$54.1	$54.4	—%	(0.6)%
As a percentage of maintenance and support revenue	16.5%	16.7%	17.3%

Fiscal Year 2017 Compared with Fiscal Year 2016
Cost and the gross margin of maintenance and support revenue remained essentially flat during fiscal year 2017.
Fiscal Year 2016 Compared with Fiscal Year 2015
The decrease in cost of maintenance and support revenue was primarily driven by lower compensation related expense. Gross margins increased 0.6 percentage points primarily driven by higher maintenance and support revenue in our Healthcare and Imaging segments.

Research and Development Expenses
Research and development ("R&D") expenses primarily consist of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Research and development expense	$266.1	$271.1	$306.9	(1.8)%	(11.7)%
As a percentage of total revenues	13.7%	13.9%	15.9%

Fiscal Year 2017 Compared with Fiscal Year 2016
Research and development expense decreased by $5.0 million, primarily due to our continued cost-savings initiatives to reduce headcount and move R&D activities to lower-cost locations, offset in part by higher compensation expenses in our Enterprise segment due to recent acquisitions.
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
Sales and Marketing Expenses
Sales and marketing expenses include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Sales and marketing expense	$398.1	$390.9	$410.9	1.8%	(4.9)%
As a percentage of total revenues	20.5%	20.1%	21.3%

Fiscal Year 2017 Compared with Fiscal Year 2016
The increase in sales and marketing expense was primarily due to higher compensation and commission expenses on increased headcount in our Enterprise segment, offset in part by lower marketing spend in our Healthcare segment.
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
General and Administrative Expenses
General and administrative expenses primarily consist of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
General and administrative expense	$166.7	$168.5	$187.3	(1.1)%	(10.0)%
As a percentage of total revenues	8.6%	8.6%	9.7%

Fiscal Year 2017 Compared with Fiscal Year 2016
General and administrative expense decreased by $1.8 million as the effects of higher administrative headcount was more than offset by lower stock-based compensation and lower consulting and professional fees related to identifying and evaluating strategic initiatives.
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
Amortization of Intangible Assets
Amortization of acquired patents and core technology are recorded within cost of revenues whereas the amortization of acquired customer and contractual relationships, non-compete agreements, acquired trade names and trademarks, and other intangibles are recorded within operating expenses. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of the customer relationships are being realized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was recorded as follows (dollars in millions):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Cost of revenues	$64.9	$62.9	$63.6	3.2%	(1.1)%
Operating expense	113.9	108.0	104.6	5.5%	3.3%
Total amortization expense	$178.7	$170.9	$168.3	4.6%	1.5%
As a percentage of total revenues	9.2%	8.8%	8.7%
Fiscal Year 2017 Compared with Fiscal Year 2016
Amortization of intangible assets expense for fiscal year 2017 increased by $7.9 million from $170.9 million for fiscal year 2016. The increase was primarily due to the amortization of customer relationship assets acquired in recent acquisitions.
Fiscal Year 2016 Compared with Fiscal Year 2015
Amortization of intangible assets expense for fiscal year 2016 increased by $2.6 million, as compared to fiscal year 2015. The increase was primarily attributable to acquired customer relationship assets from recent acquisitions.
Acquisition-Related Costs, Net
Acquisition-related costs include costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs, earn-out payments, and other costs related to integration activities; (ii) professional service fees, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) fair value adjustments to acquisition-related contingencies. A summary of the acquisition-related costs is as follows (dollars in millions):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Transition and integration costs	$15.2	$6.1	$10.1	149.2%	(39.6)%
Professional service fees	12.6	10.9	8.4	15.6%	29.8%
Acquisition-related adjustments	(0.1)	0.2	(4.1)	(150.0)%	(104.9)%
Total Acquisition-related costs, net	$27.7	$17.2	$14.4	61.0%	19.4%
As a percentage of total revenue	1.4%	0.9%	0.7%

Fiscal Year 2017 Compared with Fiscal Year 2016
Acquisition-related costs, net for fiscal year 2017 increased by $10.5 million, as compared to fiscal 2016. Transition and integration costs increased by $9.1 million from $6.1 million in fiscal 2016 primarily as a result of higher contingent retention payments related to recent acquisitions.
Fiscal Year 2016 Compared with Fiscal Year 2015
Transition and integration costs, net for fiscal year 2016 decreased by $4.0 million as compared to fiscal year 2015. Fiscal year 2015 transition and integration costs included $6.1 million of contingent payments that were accounted for as compensation expense. Acquisition-related adjustments for fiscal year 2015 was income of $4.1 million, which included fair value adjustment for contingent acquisition payments and other items related to acquisitions.
Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business. Restructuring expenses consist of employee severance costs, charges for the closure of excess facilities and other contract termination costs. Other charges include litigation contingency reserves, costs related to the transition agreement of our CEO, asset impairment charge, expenses associated with the Malware Incident and gains or losses on the sale or disposition of certain non-strategic assets or product lines.
While restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Personnel	Facilities	Total Restructuring Expenses	Other Charges	Total
Fiscal Year 2017
Healthcare	$4,283	$870	$5,153	$8,758	$13,911
Mobile	4,792	(15)	4,777	10,773	15,550
Enterprise	2,141	3,480	5,621	—	5,621
Imaging	744	387	1,131	—	1,131
Corporate	1,337	2,013	3,350	21,491	24,841
Total fiscal year 2017	$13,297	$6,735	$20,032	$41,022	$61,054

Fiscal Year 2016
Healthcare	$3,531	$1,398	$4,929	$—	$4,929
Mobile	5,837	1,557	7,394	(486)	6,908
Enterprise	1,214	2,782	3,996	—	3,996
Imaging	284	478	762	—	762
Corporate	2,267	5,391	7,658	971	8,629
Total fiscal year 2016	$13,133	$11,606	$24,739	$485	$25,224

Fiscal Year 2015
Healthcare	$452	$636	$1,088	$—	$1,088
Mobile	2,960	2,863	5,823	3,322	9,145
Enterprise	1,144	95	1,239	—	1,239
Imaging	2,047	1,814	3,861	—	3,861
Corporate	1,868	4,168	6,036	2,300	8,336
Total fiscal year 2015	$8,471	$9,576	$18,047	$5,622	$23,669
Fiscal Year 2017
For fiscal year 2017, we recorded restructuring charges of $20.0 million. The restructuring charges included $13.3 million for severance related to the reduction of approximately 807 employees, and $6.7 million related to the closure of certain excess facilities. We expect the remaining severance of $1.5 million to be substantially paid by the first quarter of fiscal year 2018, and the remaining balance of $9.2 million related the closure of excess facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, during fiscal year 2017, we recorded other charges of $41.0 million, with $8.1 million related to the transition agreement of our CEO, $18.1 million of professional services fees and $4.0 million of fixed asset and inventory write-down as a result of the Malware Incident, and an impairment charge of $10.8 million related to an internally developed software.
Fiscal Year 2016
For fiscal year 2016, we recorded restructuring charges of $24.7 million. The restructuring charges included $13.1 million for severance related to the reduction of approximately 452 employees as part of our initiatives to reduce costs and optimize processes. The restructuring charges also included an $11.6 million charge for the closure of certain excess facilities.
Additionally, during fiscal year 2016, we recorded certain other charges that totaled $0.5 million for litigation contingency reserves.
Fiscal Year 2015
For fiscal year 2015, we recorded restructuring charges of $18.0 million, which included $8.5 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes as well as the reduction of approximately 60 employees that eliminated duplicative positions resulting from acquisitions in fiscal year 2014. The restructuring charges also included $9.6 million charge for the closure of certain excess facilities, including facilities acquired from acquisitions.
Additionally, during fiscal year 2015, we recorded certain other charges that totaled $5.6 million for the impairment of certain long-lived assets as a result of our strategic realignment of our product portfolio and litigation contingency reserves.
Other expenses, net
Other expenses, net consists primarily of interest income, interest expense, foreign exchange gains (losses), and net gain (loss) from other non-operating activities. A summary of Other expenses, net is as follows (dollars in millions):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Interest income	$6.9	$4.4	$2.6	56.8%	69.2%
Interest expense	(156.9)	(132.7)	(118.6)	18.2%	11.9%
Other expense, net	(21.0)	(8.5)	(19.5)	147.1%	(56.4)%
Total other expenses, net	$(171.0)	$(136.8)	$(135.4)

Fiscal Year 2017 Compared with Fiscal Year 2016
Interest expense increased by $24.2 million, as compared to fiscal year 2016, primarily driven by the issuance of the 2026 Senior Notes and the 2025 Convertible Debenture, offset in part by the repurchase of $600 million principal of our 2020 Senior Notes in fiscal year 2017. Other expense, net increased by $12.5 million primarily due to an $18.6 million loss on extinguishment of debt resulting from the repurchase of our 2020 Senior Notes discussed above, offset in part by extinguishment losses of $4.9 million recorded in fiscal year 2016.
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

Provision for Income Taxes
The following table shows the provision for income taxes and the effective income tax rate (dollars in millions):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Provision for income taxes	$32.0	$14.2	$34.5	125.3%	(58.9)%
Effective income tax rate	(26.9)%	816.4%	(42.9)%
The effective income tax rate is impacted by a number of factors, including the level and mix of taxable incomes and tax losses in different taxing jurisdictions, differences between our domestic and foreign tax rates, changes in valuation allowances, repatriation of foreign earnings, and the levels of other discrete or permanent items. Our applicable income tax rates in foreign jurisdictions are lower than our income tax rate in the United States. Our effective tax rate may be adversely affected by a shift of earnings from jurisdictions with lower tax rates to jurisdictions with higher tax rates.
Fiscal Year 2017 Compared with Fiscal Year 2016
Our effective income tax rate was (26.9)% in fiscal year 2017, compared to 816.4% in fiscal year 2016. Effective tax rate of (26.9)% in fiscal year 2017 differed from the U.S. statutory rate, primarily due to current period losses in the United States that require additional valuation allowance and an increase in deferred tax liabilities related to goodwill, partially offset by our earnings in foreign operations that are subject to significantly lower tax rates than U.S. statutory tax rate.
Provision for income taxes increased by $17.8 million in fiscal year 2017 as compared to fiscal year 2016, primarily due to the additional valuation allowance provided related to the losses incurred for the current fiscal year and an increase in deferred tax liabilities related to goodwill in fiscal year 2017, offset in part by the one-time repatriated foreign earnings in fiscal year 2016.
Fiscal Year 2016 Compared with Fiscal Year 2015
Our effective income tax rate was approximately 816.4% in fiscal year 2016, compared to approximately (42.9)% in fiscal year 2015. Provision for income taxes decreased $20.3 million in fiscal year 2016 as compared to fiscal year 2015. The decrease in income taxes provision and the difference between the effective tax rate and the U.S. statutory rate were primarily due to our subsidiaries in Ireland, and a $22.1 million release of domestic valuation allowance as a result of tax benefits recorded in connection with our acquisitions during the period for which a deferred tax liability was established in purchase accounting.
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

SEGMENT ANALYSIS
We organize our businesses into four operating segments: Healthcare, Mobile, Enterprise, and Imaging. Segment revenues and profits are reviewed regularly by our Chief Operating Decision Maker ("CODM") for performance evaluation and resources allocation. Segment profits reflect controllable costs directly related to each segment and the allocation of certain corporate expenses such as, corporate sales and marketing expenses and research and development project costs that benefit multiple segments. Certain items such as stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other expenses, net and certain unallocated corporate expenses are excluded from segment profits, which allow for more meaningful comparisons to the financial results of the historical operations for the performance evaluation and resources allocation by our CODM.

For further details of financial information about our operating segments, see Note 19 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The following table presents certain financial information about our operating segments (dollars in millions).

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
Segment Revenues
Healthcare	$899.3	$973.3	$1,000.8	(7.6)%	(2.7)%
Mobile	398.0	377.3	391.2	5.5%	(3.6)%
Enterprise	462.3	387.5	349.3	19.3%	10.9%
Imaging	217.7	241.6	237.7	(9.9)%	1.6%
Total segment revenues	1,977.4	1,979.6	1,979.1	(0.1)%	—%
Less: acquisition related revenue adjustments (a)	(38.0)	(30.7)	(47.9)	23.9%	(36.0)%
Total revenues	$1,939.4	$1,948.9	$1,931.1	(0.5)%	0.9%
Segment Profit
Healthcare	$262.1	$313.5	$343.4	(16.4)%	(8.7)%
Mobile	154.9	133.4	108.2	16.1%	23.2%
Enterprise	141.2	130.0	94.4	8.6%	37.8%
Imaging	79.5	100.8	89.3	(21.1)%	12.9%
Total segment profit	637.7	677.6	635.3	(5.9)%	6.7%
Segment Profit Margin
Healthcare	29.1%	32.2%	34.3%	(3.1)	(2.1)
Mobile	38.9%	35.4%	27.7%	3.6	7.7
Enterprise	30.5%	33.5%	27.0%	(3.0)	6.5
Imaging	36.5%	41.7%	37.6%	(5.2)	4.2
Total segment profit margin	32.3%	34.2%	32.1%	(2.0)	2.1

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues

Fiscal Year 2017 Compared with Fiscal Year 2016

•
Healthcare segment revenues decreased by $74.0 million for fiscal year 2017 as compared to $973.3 million for fiscal year 2016, primarily due to decreases in hosting revenue and product and licensing revenue. Hosting revenue decreased by $58.2 million primarily due to the negative impact of the Malware Incident and the continued erosion of the transcription services, offset in part by the positive effect of customers' transition to cloud-based offerings. Product and licensing revenue decreased by $17.9 million primarily as a result of lower revenues from our licensed Dragon Medical product sales as we transition from product licensing to subscription and cloud-based offerings. We estimated the revenue impact of the Malware Incident due to the service interruption to be approximately $65 million for fiscal year 2017.

•
Mobile segment revenues increased by $20.7 million for fiscal year 2017 as compared to fiscal year 2016, primarily due to the increase in hosting revenue related to our automotive cloud-based solutions.

•
Enterprise segment revenues increased by $74.8 million for fiscal year 2017 as compared to fiscal year 2016, primarily due to increases in professional services and hosting revenue and product and licensing revenue. Professional services and hosting revenue increased by $51.3 million primarily due to the incremental revenue from recent acquisitions, increases in our omni-channel cloud offerings, and the continued strength in our on-premise and service portfolios. Product and licensing revenue increased by $15.9 million primarily due to the incremental revenue from recent acquisitions.

•	Imaging segment revenues decreased by $23.8 million for fiscal year 2017 as compared to fiscal year 2016, primarily due to the lower sales of our MFPs.
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

Segment Profit

Fiscal Year 2017 Compared with Fiscal Year 2016

•
Healthcare segment profit decreased by $51.3 million, or 16.4%, during fiscal year 2017 as compared to fiscal year 2016, primarily due to lower segment revenue and lower gross margin as a result of the negative impact of the Malware Incident and the continued erosion of the transcription services, offset in part by the positive effect of customers' transition to cloud-based offerings. Segment profit margin decreased by 3.1 percentage points, to 29.1% for fiscal year 2017 from 32.2% for fiscal year 2016, primarily due to lower gross margin.

•
Mobile segment profit increased by $21.5 million, or 16.1%, during fiscal year 2017 as compared to fiscal year 2016, primarily due to higher revenues and gross margin. The gross margin improvement was primarily due to a favorable shift to higher margin cloud-based and licensing offerings. Segment profit margin increased by 3.6 percentage points to 38.9% for fiscal year 2017 from 35.4% for fiscal year 2016, primarily due to higher gross margin and lower operating expense margin as the segment continued to benefit from our costs savings and process optimization initiatives.

•
Enterprise segment profit increased by $11.2 million, or 8.6%, during fiscal year 2017 as compared to fiscal year 2016, primarily due to higher segment revenue, offset in part by lower gross margin and higher R&D expenses. Gross margin was lower as our recently acquired entities carried lower gross margins. R&D expenses increased as a result of increased R&D headcount due to recent acquisitions. Segment profit margin decreased by 3.0 percentage points to 30.5% for fiscal year 2017 from 33.5% for fiscal year 2016, primarily due to lower gross margin and higher operating expenses margin.

•
Imaging segment profit decreased by $21.3 million, or 21.1%, during fiscal year 2017 as compared to fiscal year 2016, primarily due to lower segment revenue. Segment profit margin decreased by 5.2 percentage points to 36.5% during fiscal year 2017 from 41.7% during fiscal year 2016, primarily due to relatively flat operating expenses on lower revenues.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $874.1 million as of September 30, 2017, an increase of $266.0 million from $608.1 million as of September 30, 2016. Our working capital, as defined by total current assets less total current liabilities, was $216.4 million as of September 30, 2017, compared to $347.7 million as of September 30, 2016. Additionally, we had availability of $242.5 million under our revolving credit facility as of September 30, 2017. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $148.6 million and $116.5 million, respectively, as of September 30, 2017 and 2016, which are generally subject to U.S. income tax upon repatriation. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.
Following the Malware Incident, we incurred cash outflows for capital expenditures of approximately $10.0 million in fiscal year 2017 and we expect to incur additional outflows related to these activities of approximately $5.0 million in fiscal year 2018. We expect the value of these assets to be depreciated over the next three to five years.

We also incurred significant expenses during the fourth quarter for cybersecurity and forensics experts, IT infrastructure vendors, and other professional services to assist with our restoration efforts in response to the Malware Incident. Cash outflows related to these expenditures during fiscal year 2017 were approximately $10.0 million and we expect to incur additional outflows related to these expenditures between $20.0 million and $25.0 million in fiscal year 2018.

Cash provided by operating activities
Fiscal Year 2017 Compared with Fiscal Year 2016
Cash provided by operating activities for fiscal year 2017 was $378.9 million, a decrease of $186.9 million, or 33%, from $565.8 million for fiscal year 2016. The net decrease was primarily due to:

•	A decrease of $77.1 million in cash flows resulting from a higher net loss, exclusive of non-cash adjustment items;

•	A decrease of $95.0 million in cash flows resulting from unfavorable changes in working capital, excluding deferred revenue; and

•
A decrease in cash inflows of $14.9 million from deferred revenue. Deferred revenue contributed cash inflow of $46.9 million in fiscal year 2017, as compared to $61.7 million in fiscal year 2016. The deferred revenue growth in fiscal year 2017 was driven primarily by our hosting solutions in automotive connected services within our Mobile segment and bundled offerings within our Healthcare segment.

Fiscal Year 2016 Compared to Fiscal Year 2015
Cash provided by operating activities for fiscal year 2016 was $565.8 million, an increase of $78.2 million, or 16%, from $487.6 million for fiscal year 2015. The net increase was primarily due to:

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

Cash used in investing activities
Fiscal Year 2017 Compared with Fiscal Year 2016
Cash used in investing activities for fiscal year 2017 was $334.2 million, an increase of $71.2 million, or 27%, from $263.0 million for fiscal year 2016. The net increase was primarily due to:

•	An increase in cash outflows of $214.8 million for payments of marketable securities and other investments, offset in part by;

•	An increase in cash inflows of $91.6 million for proceeds from marketable securities and other investment; and

•	A decrease in cash outflows of $59.0 million for business and technology acquisitions.
Fiscal Year 2016 Compared to Fiscal Year 2015
Cash used in investing activities for fiscal year 2016 was $263.0 million, an increase of $56.9 million, or 28%, from $206.1 million for fiscal year 2015. The net increase was primarily due to:

•	An increase in cash outflows of $89.5 million for business and technology acquisitions, offset in part by;

•	A decrease in cash outflows of $31.1 million for purchases of marketable securities and other investments.
Cash used in financing activities
Fiscal Year 2017 Compared with Fiscal Year 2016
Cash provided by financing activities for fiscal year 2017 was $67.1 million, an increase of $372.2 million, or 122%, from cash used in financing activities of $305.1 million for fiscal year 2016. The net increase was primarily due to:

•
A decrease in cash outflows of $600.4 million related to share repurchases. We repurchased 5.8 million shares of our common stock for $99.1 million in fiscal year 2017 as compared to 9.4 million shares repurchased under our share repurchase program and 26.3 million shares repurchased from the Icahn Group for total cash outflow of $699.5 million in fiscal year 2016;

•
A decrease in net cash inflows of $244.1 million from debt activities. The fiscal year 2017 activity included approximately $495.0 million net proceeds from the issuance of our 2026 Senior Notes, approximately $343.6 million net proceeds from the issuance of our 1.25% 2025 Debentures, offset by the repurchase of $600.0 million in aggregate principal of our 2020 Senior Notes and the repurchase of $17.8 million in aggregate principal of our 2025 Debentures. The fiscal year 2016 activity included proceeds of $663.8 million, net of issuance costs, from the issuance of our 1.0% 2035 Debentures offset by the repurchase of $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 and repayment of $472.5 million on our term loan under the amended and restated credit agreement.

•
An increase in cash outflows of $14.5 million as a result of higher cash payments required to net share settle employee equity awards due to the increase in the intrinsic value of shares vested during fiscal year 2017 as compared to fiscal year 2016.

Fiscal Year 2016 Compared to Fiscal Year 2015
Cash used in financing activities for fiscal year 2016 was $305.1 million, a decrease of $36.1 million, or 11%, as compared to cash used in financing activities of $341.2 million for fiscal year 2015. The net decrease was primarily due to:

•
An increase in cash inflows of $297.0 million from the new senior note debt issuance in June 2016. We issued $300.0 million aggregate principal amount of 6.000% Senior Notes due on July 1, 2024 in a private placement, net of issuance costs;

•
An increase in net cash inflows of $151.9 million from the new convertible debt issuance net of the repayment of long-term debt. The fiscal year 2016 activity included proceeds of $663.8 million, net of issuance costs, from the issuance of our 1.0% 2035 Debentures offset by the repurchase of $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 and repayment of the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The fiscal year 2015 activity included extinguishment on part of our 2031 Debentures for $256.2 million in exchange for $263.9 million of our new 1.5% 2035 Debentures;

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

Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 9 to the accompanying consolidated financial statements.
As more fully described in Note 9 to the accompanying consolidated financial statements, holders of our 2.75% Senor Convertible Debentures due in 2031 (the “2031 Debentures”) had the right to require us to redeem such debentures on November 1, 2017. Subsequent to the end of fiscal year 2017, on November 1, 2017, holders of approximately $331.2 million in aggregate principal amount of the outstanding 2031 Debentures exercised their right to require us to repurchase such debentures.  Following the repurchase, $46.6 million in aggregate principal amount of the 2031 Debentures remains outstanding. On or after November 6, 2017, we have the right to call for redemption of some or all of the then remaining outstanding 2031 Debentures. As of September 30, 2017, the entire outstanding principal amount of the 2031 Debenture was included within the current portion of the long-term debt due to the holders' right to require us to repurchase the debt.
Additionally, we expect to incur cash interest payment on outstanding debt of $90.7 million in fiscal year 2018, based on the outstanding balance as of September 30, 2017 and the holders' right of redemption discussed above. We expect to fund our debt service requirements through existing sources of liquidity and our operating cash flows.
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million of our outstanding shares of common stock. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. Under the terms of the program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors. All shares are retired upon repurchase.
Under our share repurchase program, we repurchased 5.8 million shares for $99.1 million during fiscal year 2017, 9.4 million shares for $197.5 million during fiscal year 2016, and 19.8 million shares for $299.5 million (including 1.0 million shares for $21.4 million repurchased from our Chief Executive Officer) during fiscal year 2015. Since the commencement of the program, we have repurchased 46.5 million shares for $806.6 million. As of September 30, 2017, approximately $193.4 million remained available for share repurchases under our share repurchase program.
Additionally, in March 2016, our Board of Directors approved a repurchase agreement with the Icahn Group to repurchase 26.3 million shares of our common stock at a price of $19.00 per share, for a total purchase price of $500.0 million.
Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Contractual Obligations
The following table outlines our contractual payment obligations as of September 30, 2017 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2018	2019 and 2020	2021 and 2022	Thereafter
Convertible Debentures (1)	$1,668.1	$377.7	$—	$263.9	$1,026.5
Senior Notes	1,250.0	—	450.0	—	800.0
Interest payable on long-term debt (2)	561.0	90.7	170.8	120.4	179.1
Letter of Credit (3)	4.5	4.5	—	—	—
Lease obligations and other liabilities:
Operating leases	175.7	33.8	38.5	27.9	75.5
Operating leases under restructuring (4)	62.0	10.5	15.9	14.0	21.6
Purchase commitments for inventory, property and equipment (5)	34.8	10.1	13.8	10.9	—
Total contractual cash obligations	$3,756.1	$527.3	$689.0	$437.1	$2,102.7

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

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of September 30, 2017, we have subleased certain of the facilities with total sublease income of $47.9 million through fiscal year 2027.

(5)
These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customers’ orders currently scheduled in our backlog.

The summary above does not include unrecognized tax benefits of $34.1 million as of September 30, 2017. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We estimate that none of this amount will be paid within the next year and we are currently unable to reasonably estimate the timing of payments for the remainder of the liability.
Contingent Liabilities and Commitments
In connection with certain acquisitions, we may agree to make contingent cash payments to the selling shareholders of the acquired companies as deferred acquisition consideration or upon the achievement of specified objectives. As of September 30,

2017, we recorded $19.5 million of deferred acquisition consideration, which was settled in cash upon the conclusion of an indemnity period in November 2017. As of September 30, 2017, we may be required to pay the selling shareholders up to $22.8 million contingent upon achieving specified performance goals, including the achievement of future bookings and sales targets related to the products of the acquired entities. Additionally, as of September 30, 2017, the remaining deferred payment obligations of $27.6 million to certain former shareholders, which are contingent upon their continued employment, will be recognized ratably as compensation expense over the remaining requisite service periods.

Financial Instruments
We use financial instruments to manage our foreign exchange risk. We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At September 30, 2017 and 2016, we had outstanding contracts with a total notional value of $69.0 million and $215.2 million, respectively.
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in other expense, net in our consolidated statements of operations. We have no outstanding shares subject to security price guarantees at September 30, 2017 or September 30, 2016. During the year ended September 30, 2015, we paid cash totaling $0.3 million upon the settlement of these agreements.
Defined Benefit Plans
We sponsor certain defined benefit plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $0.4 million, $0.1 million and $0.3 million for fiscal years 2017, 2016 and 2015, respectively. The aggregate projected benefit obligation as of September 30, 2017 and September 30, 2016 was $37.2 million and $32.1 million, respectively. The aggregate net liability of our defined benefit plans as of September 30, 2017 and September 30, 2016 was $13.2 million and $8.2 million, respectively.
Off-Balance Sheet Arrangements
Through September 30, 2017, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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

We offer some of our products via a Software-as-a-Service ("SaaS") model also known as a hosted model. In this type of arrangement, we are compensated in three ways: (1) fees for up-front setup of the service environment (2) fees charged on a usage or per transaction basis, and (3) fees charged for on-demand service. Our up-front setup fees are nonrefundable. We recognize the up-front setup fees ratably over the longer of the contract lives, or the expected lives of the customer relationships. The usage-based or per transaction fees are due and payable as each individual transaction is processed through the hosting service and is recognized as revenue in the period the services are provided. The on-demand service fees are recognized ratably over our estimate of the useful life of devices on which the hosting service is provided.

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

When products are sold through distributors or resellers, title and risk of loss generally passes upon shipment, at which time the transaction is invoiced and the payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment, provided all other revenue recognition criteria are met. Certain distributors and resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. We cannot estimate historical returns from these distributors and resellers; and therefore, cannot use such estimates as the basis upon which to estimate future sales returns. As a result, we recognize revenue from sales to these distributors and resellers when the products are sold through to retailers and end-users.

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

While we use our best estimates and assumptions to determine the fair values of assets acquired and liabilities assumed at the date of acquisition, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, within the measurement period, which is generally one year from the date of acquisition, we record adjustments to the assets acquired and liabilities assumed against goodwill in the period the amounts are determined. Adjustments identified subsequent to the measurement period are recorded within Acquisition-related costs, net.

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

•	future expected cash flows from software license sales, support agreements, consulting contracts, hosting services, other customer contracts and acquired developed technologies and patents;

•	expected costs to develop in-process research and development projects into commercially viable products and the estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period during which the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

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

We may identify certain pre-acquisition contingencies. If, during the purchase price allocation period, we are able to determine the fair values of a pre-acquisition contingencies, we will include that amount in the purchase price allocation. If we are unable to determine the fair value of a pre-acquisition contingency at the end of the measurement period, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. Subsequent to the end of the measurement period, any adjustment to amounts recorded for a pre-acquisition contingency will be included within acquisition-related cost, net in the period in which the adjustment is determined.
Goodwill, Intangible and Other Long-Lived Assets and Impairment Assessments. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. In fiscal year 2017, as more fully described in Note 2, the Company elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment” for its annual goodwill impairment test. The new guidance removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There is no goodwill impairment for fiscal years 2017, 2016 and 2015.
For the purpose of testing goodwill for impairment, all goodwill acquired in a business combination is assigned to one or more reporting units. A reporting unit represents an operating segment or a component within an operating segment for which discrete financial information is available and is regularly reviewed by segment management for performance assessment and resource allocation. Components of similar economic characteristics are aggregated into one reporting unit for the purpose of goodwill impairment assessment. Reporting units are identified annually and re-assessed periodically for recent acquisitions and any changes in segment reporting structure.

The carrying value of each reporting unit is determined based on the allocation of assets and liabilities to the reporting units based on the relative size of a reporting unit’ revenues and operating expenses compared to our total revenues and operating expenses. Certain corporate assets and liabilities that are not directly attributable to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units are excluded from the reporting units’ carrying values.

The fair value of each the reporting unit is determined using a combination of the income approach and the market approach. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future after-tax cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit, which we believe are consistent with other market participants. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 8.8% to 13.5% for fiscal year 2017. For the market approach, we use a valuation technique in which values are derived based on valuation multiples of comparable publicly traded companies. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately. As of our annual impairment assessment date for fiscal year 2017, the estimated fair values of each of all the reporting units significantly exceeded their carrying values.

Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Additionally, the remaining useful lives of long-lived assets are re-assessed periodically for any events or changes in circumstances that warrant changes in the useful lives. We assess the recoverability of the asset or asset group based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result directly from the use of the assets plus any net proceeds expected from disposition of the assets are less than the carrying value of the assets. If an asset or asset group is deemed to be impaired, the amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value.
Determining the fair values of a reporting units or long-lived assets involved the use of significant estimates and assumptions, which we believe to be reasonable, that are unpredictable and inherently uncertain. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, our ability to launch new product and new market penetrations, and determination of appropriate market comparables. Significant adverse changes including, significant declines in the asset markets, changes in our organizational structure, technological obsolescence, intensified competition, and deteriorating economic or market conditions, may result in (a) shortened estimated useful lives, (b) changes to reporting units or asset groups, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) changes in previously determined assumptions or estimates. Such changes in assumptions and estimates may result in impairment of our goodwill and/or other ling-lived assets, which could materially impact our future results of operations and financial conditions.
Accounting for Stock-Based Compensation.  We recognize stock-based compensation expense over the requisite service period, based on the grand date fair value of the awards and the number of the awards expected to be vested based upon service and performance conditions. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is estimated on the date of grant using the Black-Scholes model. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility, forfeiture rates and the number of performance-based restricted stock units expected to be granted. If actual results differ significantly from these estimates, the actual stock-based compensation expense may significantly differ from our estimates.
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
We have historically estimated the future tax consequence of certain items, including bad debts, inventory valuation, and accruals that cannot be deducted for income tax purposes until such expenses are paid or the related assets are disposed. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts.

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

As of September 30, 2017, we have $229.4 million of valuation allowances recorded against all U.S. deferred tax assets and certain foreign deferred tax assets. If we are subsequently able to utilize all or a portion of the deferred tax assets for which the remaining valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit which is more likely than not to be realized upon ultimate settlement.
Loss Contingencies.  We are subject to legal proceedings, lawsuits and other claims relating to labor, service and other matters arising in the ordinary course of business, as discussed in Note 16 of Notes to our Consolidated Financial Statements. On a quarterly basis, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes. Due to the inherent uncertainties, estimates are based only on the best information available at the time. Actual outcomes may differ from our estimates. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions may have a material impact on our results of operations and financial position.

RECENTLY ADOPTED ACCOUNTING STANDARDS
See Note 2 to the accompanying consolidated financial statements for a description of recently adopted accounting standards.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 to the accompanying consolidated financial statements for a description of certain recently issued accounting standards which may impact our financial statements in future reporting periods.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments.
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
A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2017 would not have a material impact on our revenue, operating results or cash flows in the coming year.
Periodically, we enter into forward exchange contracts to hedge against foreign currency fluctuations. These contracts may or may not be designated as cash flow hedges for accounting purposes. We have in place a program which primarily uses forward contracts to offset the risks associated with foreign currency exposures that arise from transactions denominated in currencies other than the functional currencies of our worldwide operations. The program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The outstanding contracts are not designated as accounting hedges and generally are for periods less than 90 days. The notional contract amount of outstanding foreign currency exchange contracts not designated as cash flow hedges was $69.0 million at September 30, 2017. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At September 30, 2017, we held approximately $874.1 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $6.6 million per annum, based on the September 30, 2017 reported balances of our investment accounts.
At September 30, 2017, we had no outstanding debt exposed to variable interest rates.
Equity Price Risk
We are exposed to equity price risk as a result of security price guarantees that we enter into from time to time. Generally, these price guarantees are for a period of six months or less, and require payment from either us to a third party, or from the third party to us, based upon changes in our stock price during the contract term. As of September 30, 2017, we have no security price guarantees outstanding.
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

Our debentures are traded in the financial markets, and the fair value at September 30, 2017 was $378.7 million for the 2031 Debentures, based on an average of the bid and ask prices on that day. The conversion value on September 30, 2017 was approximately $183.8 million. A 10% increase in the stock price over the September 30, 2017 closing price of $15.72 would cause an estimated $0.1 million increase to the fair value and a $18.4 million increase to the conversion value of the debentures. The fair value at September 30, 2017 was $263.1 million for the 1.5% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on September 30, 2017 was approximately $178.4 million. A 10% increase in the stock price over the September 30, 2017 closing price of $15.72 would cause an estimated $8.5 million increase to the fair value and a $17.8 million increase to the conversion value of the debentures. The fair value at September 30, 2017 was $636.3 million for the 1.0% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on September 30, 2017 was approximately $390.7 million. A 10% increase in the stock price over the September 30, 2017 closing price of $15.72 would cause an estimated $18.0 million increase to the fair value and a $39.1 million increase to the conversion value of the debentures. The fair value at September 30, 2017 was $339.5 million for the 1.25% 2025 Debentures, based on an average of the bid and ask prices on that day. The conversion value on September 30, 2017 was approximately $244.2 million. A 10% increase in the stock price over the September 30, 2017 closing price of $15.72 would cause an estimated $15.7 million increase to the fair value and a $24.4 million increase to the conversion value of the debentures.

Item 8.	Financial Statements and Supplementary Data

Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. at September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 29, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nuance Communications, Inc.
Burlington, Massachusetts

We have audited Nuance Communications, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nuance Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Nuance Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nuance Communications, Inc. as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2017 and our report dated November 29, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
November 29, 2017

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenues:
Professional services and hosting	$976,893	$955,329	$919,479
Product and licensing	635,391	669,227	696,290
Maintenance and support	327,078	324,347	315,367
Total revenues	1,939,362	1,948,903	1,931,136
Cost of revenues:
Professional services and hosting	660,849	626,168	618,633
Product and licensing	74,004	86,379	91,839
Maintenance and support	54,094	54,077	54,424
Amortization of intangible assets	64,853	62,876	63,646
Total cost of revenues	853,800	829,500	828,542
Gross profit	1,085,562	1,119,403	1,102,594
Operating expenses:
Research and development	266,097	271,130	306,867
Sales and marketing	398,130	390,866	410,877
General and administrative	166,677	168,473	187,263
Amortization of intangible assets	113,895	108,021	104,630
Acquisition-related costs, net	27,740	17,166	14,379
Restructuring and other charges, net	61,054	25,224	23,669
Total operating expenses	1,033,593	980,880	1,047,685
Income from operations	51,969	138,523	54,909
Other income (expense):
Interest income	6,922	4,438	2,635
Interest expense	(156,889)	(132,732)	(118,564)
Other expense, net	(21,017)	(8,490)	(19,452)
(Loss) income before income taxes	(119,015)	1,739	(80,472)
Provision for income taxes	31,981	14,197	34,538
Net loss	$(150,996)	$(12,458)	$(115,010)
Net loss per share:
Basic	$(0.52)	$(0.04)	$(0.36)
Diluted	$(0.52)	$(0.04)	$(0.36)
Weighted average common shares outstanding:
Basic	289,348	292,129	317,028
Diluted	289,348	292,129	317,028

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Net loss	$(150,996)	$(12,458)	$(115,010)
Other comprehensive income (loss):
Foreign currency translation adjustment	13,027	2,421	(89,844)
Pension adjustments	1,774	(1,741)	(3,041)
Unrealized (loss) gain on marketable securities	(9)	131	(45)
Total other comprehensive income (loss), net	14,792	811	(92,930)
Comprehensive loss	$(136,204)	$(11,647)	$(207,940)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 30, 2016
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$592,299	$481,620
Marketable securities	251,981	98,840
Accounts receivable, less allowances for doubtful accounts of $14,333 and $11,038	395,392	380,004
Prepaid expenses and other current assets	88,269	78,126
Total current assets	1,327,941	1,038,590
Marketable securities	29,844	27,632
Land, building and equipment, net	176,548	185,169
Goodwill	3,590,608	3,508,879
Intangible assets, net	664,474	762,220
Other assets	142,508	138,980
Total assets	$5,931,923	$5,661,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$376,121	$—
Contingent and deferred acquisition payments	28,860	9,468
Accounts payable	94,604	94,599
Accrued expenses and other current liabilities	245,901	237,659
Deferred revenue	366,042	349,173
Total current liabilities	1,111,528	690,899
Long-term debt	2,241,283	2,433,152
Deferred revenue, net of current portion	423,929	386,960
Deferred tax liabilities	131,320	115,435
Other liabilities	92,481	103,694
Total liabilities	4,000,541	3,730,140
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 293,938 and 291,384 shares issued and 290,187 and 287,633 shares outstanding, respectively	294	291
Additional paid-in capital	2,629,245	2,492,992
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(101,342)	(116,134)
Accumulated deficit	(580,027)	(429,031)
Total stockholders’ equity	1,931,382	1,931,330
Total liabilities and stockholders’ equity	$5,931,923	$5,661,470

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2014	324,621	$325	$2,924,033	3,751	$(16,788)	$(24,015)	$(301,563)	$2,581,992
Issuance of common stock under employee stock plans	12,322	12	25,764	—	—	—	—	25,776
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(3,917)	(4)	(59,904)	—	—	—	—	(59,908)
Stock-based compensation	—	—	175,714	—	—	—	—	175,714
Repurchase and retirement of common stock	(19,783)	(19)	(299,190)	—	—	—	—	(299,209)
Issuance of common stock in connection with acquisitions	288	—	4,469	—	—	—	—	4,469
Equity portion of convertible debt issuance/retirement, net of tax effect	—	—	44,358	—	—	—	—	44,358
Net loss	—	—	—	—	—	—	(115,010)	(115,010)
Other comprehensive loss	—	—	—	—	—	(92,930)	—	(92,930)
Balance at September 30, 2015	313,531	314	2,815,244	3,751	(16,788)	(116,945)	(416,573)	2,265,252
Issuance of common stock under employee stock plans	11,131	11	16,839	—	—	—	—	16,850
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(3,619)	(4)	(68,666)	—	—	—	—	(68,670)
Stock-based compensation	—	—	162,884	—	—	—	—	162,884
Repurchase and retirement of common stock	(35,753)	(36)	(698,658)	—	—	—	—	(698,694)
Net issuance of common stock in connection with acquisitions and collaboration agreements	6,094	6	89,785	—	—	—	—	89,791
Equity portion of convertible debt issuance/retirement, net of tax effect	—	—	175,564	—	—	—	—	175,564
Net loss	—	—	—	—	—	—	(12,458)	(12,458)
Other comprehensive income	—	—	—	—	—	811	—	811
Balance at September 30, 2016	291,384	291	2,492,992	3,751	(16,788)	(116,134)	(429,031)	1,931,330
Issuance of common stock under employee stock plans	10,709	11	17,372	—	—	—	—	17,383
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(3,377)	(3)	(55,129)	—	—	—	—	(55,132)
Stock-based compensation	—	—	160,575	—	—	—	—	160,575
Repurchase and retirement of common stock	(5,797)	(6)	(99,071)	—	—	—	—	(99,077)
Net issuance of common stock in connection with acquisitions and charitable contributions	1,019	1	16,346	—	—	—	—	16,347
Equity portion of convertible debt issuance/retirement, net of tax effect	—	—	96,160	—	—	—	—	96,160
Net loss	—	—	—	—	—	—	(150,996)	(150,996)
Other comprehensive income	—	—	—	—	—	14,792	—	14,792
Balance at September 30, 2017	293,938	$294	$2,629,245	3,751	$(16,788)	$(101,342)	$(580,027)	$1,931,382

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(150,996)	$(12,458)	$(115,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	234,413	231,474	230,645
Stock-based compensation	154,272	163,828	176,776
Non-cash interest expense	59,295	47,105	29,378
Deferred tax provision	4,855	(12,014)	16,690
Loss on extinguishment of debt	18,565	4,851	17,714
Fixed asset impairment	16,351	2,480	6,253
Other	8,403	(3,055)	3,590
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(6,349)	25,450	41,657
Prepaid expenses and other assets	(14,661)	(9,645)	(3,931)
Accounts payable	(1,207)	38,206	(3,218)
Accrued expenses and other liabilities	9,040	27,826	(48,118)
Deferred revenue	46,886	61,747	135,151
Net cash provided by operating activities	378,867	565,795	487,577
Cash flows from investing activities:
Capital expenditures	(61,835)	(54,883)	(58,039)
Payments for business and technology acquisitions, net of cash acquired	(113,769)	(172,763)	(83,278)
Purchases of marketable securities and other investments	(332,470)	(117,640)	(148,697)
Proceeds from sales and maturities of marketable securities and other investments	173,864	82,285	83,867
Net cash used in investing activities	(334,210)	(263,001)	(206,147)
Cash flows from financing activities:
Payments of debt	(634,055)	(511,844)	(261,051)
Proceeds from issuance of long-term debt, net of issuance costs	837,482	959,358	253,224
Payments for repurchase of common stock	(99,077)	(699,472)	(298,279)
Proceeds from issuance of common stock from employee stock plans	17,383	16,850	25,776
Cash used to net share settle employee equity awards	(54,099)	(68,636)	(57,560)
Net payments on other long-term liabilities	(583)	(1,371)	(3,003)
Payments for settlement of other share-based derivatives, net	—	—	(340)
Net cash provided by (used in) financing activities	67,051	(305,115)	(341,233)
Effects of exchange rate changes on cash and cash equivalents	(1,029)	4,492	(7,978)
Net increase (decrease) in cash and cash equivalents	110,679	2,171	(67,781)
Cash and cash equivalents at beginning of year	481,620	479,449	547,230
Cash and cash equivalents at end of year	$592,299	$481,620	$479,449

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
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
We have completed several business acquisitions during the three years ended September 30, 2017, including TouchCommerce, Inc. ("TouchCommerce") on August 16, 2016 and numerous immaterial acquisitions. The results of operations from these acquired businesses have been included in our consolidated financial statements from their respective acquisition dates. See Note 3 for additional disclosure related to these acquisitions.

2. Summary of Significant Accounting Policies
Use of Estimates
The consolidated financial statements are prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"), which requires management to make estimates and assumptions. These estimates, judgments and assumptions can affect the reported amounts in the financial statements and the footnotes thereto. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, assumptions and judgments. Significant estimates inherent to the preparation of financial statements include: revenue recognition; the allowances for doubtful accounts and sales returns; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations, including contingent consideration; accounting for stock-based compensation; accounting for derivative instruments; accounting for income taxes and related valuation allowances; and loss contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.
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

When we provide professional services considered essential to the functionality of the software, we recognize revenue from the professional services as well as any related software licenses on a percentage-of-completion basis whereby the arrangement consideration is recognized as the services are performed, as measured by an observable input. In these circumstances, we separate license revenue from professional service revenue for income statement presentation by allocating VSOE of fair value of the professional services as professional services and hosting revenue and the residual portion as product and licensing revenue. We generally determine the percentage-of-completion by comparing the labor hours incurred to-date to the estimated total labor hours required to complete the project. We consider labor hours to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified. Significant judgments and estimates are involved in determining the percentage of completion of each contract. Different assumptions could yield materially different results.

We offer some of our products via a Software-as-a-Service ("SaaS") model also known as a hosting model. In this type of arrangement, we are compensated in three ways: (1) fees for up-front setup of the service environment (2) fees charged on a usage or per transaction basis, and (3) fees charged for on-demand service. Our up-front setup fees are nonrefundable. We recognize the up-front setup fees ratably over the longer of the contract lives or the expected lives of the customer relationships. The usage-based or per transaction fees are due and payable as each individual transaction is processed through the hosting service and is recognized as revenue in the period the services are provided. The on-demand service fees are recognized ratably over our estimate of the useful life of devices on which the hosting service is provided.

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

When products are sold through distributors or resellers, title and risk of loss generally passes upon shipment, at which time the transaction is invoiced and the payment is due. Shipments to distributors and resellers without right of return are recognized as revenue upon shipment, provided all other revenue recognition criteria are met. Certain distributors and resellers have been granted rights of return for as long as the distributors or resellers hold the inventory. We cannot use historical returns from these distributors and resellers as a basis upon which to estimate future sales returns. As a result, we recognize revenue from sales to these distributors and resellers when the products are sold through to retailers and end-users.

When products are sold directly to retailers or end-users, we make an estimate of sales returns based on historical experience. The provision for these estimated returns is recorded as a reduction of revenue and accounts receivable at the time that the related

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Business Combinations
We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the date of acquisition. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition. The purchase price allocation process requires us to use significant estimates and assumptions, which include:

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
The fair value of any contingent consideration is established at the acquisition date and included in the total purchase price. The contingent consideration is then adjusted to fair value, with any measurement-period adjustment recorded against goodwill. Adjustments identified subsequent to the measurement period are recorded within Acquisition-related costs, net.
While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which is generally one year from the acquisition date, any adjustment to the assets acquired and liabilities assumed is recorded against goodwill in the period in which the amount is determined. Any adjustment identified subsequent to the measurement period is included in operating results in the period in which the amount is determined.

Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. In fiscal year 2017, the Company elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment” for its annual goodwill impairment test. ASU 2017-04 removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There is no goodwill impairment for fiscal years 2017, 2016, and 2015.

For the purpose of testing goodwill for impairment, all goodwill acquired in a business combination is assigned to one or more reporting units. A reporting unit represents an operating segment or a component within an operating segment for which discrete financial information is available and is regularly reviewed by segment management for performance assessment and resource allocation. Components of similar economic characteristics are aggregated into one reporting unit for the purpose of goodwill

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment assessment. Reporting units are identified annually and re-assessed periodically for recent acquisitions and any changes in segment reporting structure.

The carrying value of each reporting unit is determined based on the allocation of assets and liabilities to the reporting units based on the relative size of a reporting unit’ revenues and operating expenses compared to our total revenues and operating expenses. Certain corporate assets and liabilities that are not directly attributable to the reporting units’ operations and would not be transferred to hypothetical purchasers of the reporting units are excluded from the reporting units’ carrying values.
The fair value of each the reporting unit is determined using a combination of the income approach and the market approach. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future after-tax cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit, which we believe are consistent with other market participants. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 8.8% to 13.5% for fiscal year 2017. For the market approach, we use a valuation technique in which values are derived based on valuation multiples of comparable publicly traded companies. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately. As of our annual impairment assessment date for fiscal year 2017, the estimated fair value of each reporting unit significantly exceeded its carrying value.
Our long-lived assets consist principally of technology, customer relationships, internally developed software, land, and building and equipment. Customer relationships are amortized over their estimated economic lives based on the pattern of economic benefits expected to be generated from the use of the asset. Other definite-lived assets are amortized over their estimated economic lives using the straight-line method.
Internally developed software consists of capitalized costs incurred during the application development stage, which include costs related design of the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Internally developed software is amortized over the estimated useful life, commencing on the date when the asset is ready for its intended use. Land, building and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the related lease term or the estimated useful life. Depreciation is computed using the straight-line method. Repair and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included in the results of operations for the period.
Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Additionally, the remaining useful lives of long-lived assets are re-assessed periodically for any events or changes in circumstances that warrant changes in the useful lives. We assess the recoverability of the asset or asset group based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the assets plus any net proceeds expected from disposition of the assets are less than the carrying value of the assets. If an asset or asset group is deemed to be impaired, the amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value.
The impairment assessment of long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment.
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
Accounts Receivable Allowances
Allowances for Doubtful Accounts:  We record allowances for doubtful accounts for the estimated probable losses on uncollectible accounts receivable. The allowance is based upon the credit worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Receivables are written off against these allowances in the period they are determined to be uncollectible.
Allowances for Sales Returns:  We record allowances for sales returns from customers for which we have the ability to estimate returns based on historical experience. The returns allowance is recorded as a reduction to revenue and accounts receivable at the time the related revenue is recorded. Receivables are written off against the allowance in the period the return is received.
For the years ended September 30, 2017, 2016 and 2015, the activity related to accounts receivable allowances was as follows (dollars in thousands):

	Allowance for Doubtful Accounts	Allowance for Sales Returns
Balance at September 30, 2014	$11,491	$9,928
Bad debt provision	3,397	—
Write-offs, net of recoveries	(5,704)	—
Revenue adjustments, net	—	(1,756)
Balance at September 30, 2015	9,184	8,172
Bad debt provisions	3,103	—
Write-offs, net of recoveries	(1,249)	—
Revenue adjustments, net	—	(616)
Balance at September 30, 2016	11,038	7,556
Bad debt provisions	3,792	—
Write-offs, net of recoveries	(497)	—
Revenue adjustments, net (a)	—	27,750
Balance at September 30, 2017	$14,333	$35,306

(a) The increase in sales return reserves provisions relates to accommodations made to our customers in connection with our Healthcare transcription service interruption due to malware incident.
Inventories
Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market value and are included in other current assets. We regularly review inventory quantities on hand and record a provision for excess and/or obsolete inventory primarily based on future purchase commitments with our suppliers, and the estimated utility of our inventory as well as other factors including technological changes and new product development. Inventories are included within Prepaid expenses and other current assets on the Consolidated balance sheets.
Inventories, net of allowances, consisted of the following (dollars in thousands):

	September 30, 2017	September 30, 2016
Components and parts	$5,684	$9,994
Finished products	404	1,648
Total Inventories	$6,088	$11,642

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Collaboration Agreements
Healthcare Collaboration Agreement
We have a collaboration agreement with a large healthcare provider and under the terms of the agreement we have been reimbursed for certain research and development costs related to specified product development projects with the objective of commercializing the resulting products. All intellectual property derived from these research and development efforts will be owned by us. Upon product introduction, we will pay royalties to this party based on the actual sales. During fiscal year 2016, the party could elect to continue with the arrangement, receiving royalties on future sales, or receive a buy-out payment from us and forgo future royalties. Royalties paid to this party upon commercialization of any products from these development efforts will be recorded as a reduction to revenue. The buy-out payment is calculated based on a number of factors including the net cash flows received and paid by the parties, as well as a minimum return on those net cash flows. As of September 30, 2015, we expected our partner to elect to receive a buy-out at the option date and recorded $3.9 million as research and development expenses in our consolidated financial statements. In fiscal year 2016, our partner elected to receive the buy-out option and we issued 403,325 shares of our common stock to our partner as settlement for the $6.5 million buy-out option.
Intellectual Property Collaboration Agreements
We entered into collaboration agreements in order to gain access to a third party’s extensive speech recognition technology, natural language technology, and semantic processing technology. Depending on the agreement, some or all intellectual property derived from these collaborations will be jointly owned by the two parties. For the majority of the developed intellectual property, we will have sole rights to commercialize such intellectual property for periods ranging between two to six years, depending on the agreement. Generally, the agreements call for annual payments in cash or shares of our common stock, at our election. For the year ended September 30, 2015, we recognized $2.5 million as research and development expense related to these agreements in our consolidated statements of operations. For the year ended September 30, 2016 and 2015, we also recognized $4.0 million and $8.0 million, respectively, as sales and marketing expense for the exclusive commercialization rights related to one of these collaboration agreements in our consolidated statements of operations. As of September 30, 2017, the prepaid asset was completely amortized.
Research and Development Expenses
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
Acquisition-Related Costs, net
Acquisition-related costs include costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments, and other costs related to integration activities; (ii) professional service fees, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) fair value adjustments to acquisition-related contingencies.
The components of acquisition-related costs, net are as follows (dollars in thousands):

	2017	2016	2015
Transition and integration costs	$15,224	$6,070	$10,071
Professional service fees	12,622	10,876	8,441
Acquisition-related adjustments	(106)	220	(4,133)
Total	$27,740	$17,166	$14,379

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs
Advertising costs are expensed as incurred and recorded within sales and marketing expenses. The advertising costs capitalized as of September 30, 2017, 2016 and 2015 are de minimis. We incurred advertising costs of $22.8 million, $27.8 million and $32.1 million for fiscal years 2017, 2016 and 2015, respectively.
Convertible Debt
We bifurcate the debt and equity (the contingently convertible feature) components of our convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance. The equity components of our convertible debt instruments are recorded within stockholders’ equity with an allocated issuance premium or discount. The debt issuance premium or discount is amortized to interest expense in our consolidated statement of operations using the effective interest method over the expected term of the convertible debt.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits related to net operating loss carryforwards, to the extent that realization of such benefits is more likely than not after consideration of all available evidence. Deferred tax assets and liabilities are measured using the expected enacted tax rates applicable to the taxable income in the future periods in which those temporary differences are expected to be recovered or settled. We do not accrue income taxes for foreign earnings that are expected to be indefinitely reinvested.
We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weights assigned to the positive and negative evidences are commensurate with the extent to which the evidence may be objectively verified. If positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, existed it would be difficult for it to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.
As of September 30, 2017 and 2016, valuation allowances have been established for all U.S. and for certain foreign deferred tax assets which we believe do not meet the “more likely than not” criteria for recognition. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, reflected in the consolidated statements of stockholders’ equity, consisted of the following (dollars in thousands):

	2017	2016	2015
Foreign currency translation adjustment	$(94,247)	$(107,274)	$(109,695)
Unrealized gains (losses) on marketable securities	77	86	(45)
Net unrealized losses on post-retirement benefits	(7,172)	(8,946)	(7,205)
Accumulated other comprehensive loss	$(101,342)	$(116,134)	$(116,945)
No income tax provisions or benefits is recorded for foreign currency translation adjustment as the undistributed earnings in our foreign subsidiaries are expected to be indefinitely reinvested.
Concentration of Risk
Financial instruments that are potentially subject to significant concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and trade accounts receivable. We place our cash and cash equivalents and marketable securities with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. No customer accounted for more than 10% of our net accounts receivable balance at September 30, 2017 and 2016 or 10% of our revenue for fiscal years 2017, 2016 or 2015.
Foreign Currency Translation
The functional currency of a foreign subsidiary is generally the local currency. We translate the financial statements of foreign subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the reporting period for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive loss as a component of stockholders’ equity. We record net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within in other expense, net. Foreign currency transaction losses for fiscal years 2017and 2016 were $1.4 million and $1.5 million, respectively. Foreign currency transaction gains for fiscal year 2015 were de minimis.
Financial Instruments and Hedging Activities
We use forward currency exchange contracts to manage our exposure to fluctuations in foreign currency for certain transactions. In order for instruments to be designated as hedges, specific criteria must be met, including (i) formal documentation must exist for both the hedging relationship and our risk management objectives and strategies for undertaking the hedging activities,(ii) at the inception and on an ongoing basis, the hedging relationship is expected to be highly effective in offsetting changes in fair value attributed to the hedged risk during the period that the hedge is designated, and (iii) an assessment of effectiveness is required whenever financial statements or earnings are reported.
The effective portion of changes in the fair values of contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive income (loss) until the hedged item effects earnings. Once the underlying forecasted transaction is realized, the changes of fair vales of instruments designated as hedges reclassified from accumulated other comprehensive loss to the statement of operations, in the appropriate income statement line items. Any ineffective portion of the instruments designated as cash flow hedges is recognized in current earnings. We report cash flows arising from derivative financial instruments designated as fair value or cash flow hedges consistent with the classification of the cash flows from the underlying hedged items that these derivatives are hedging.
No forward exchange contracts are designated as hedges for fiscal year 2017, 2016, or 2015. Changes in the fair values of the forward currency exchange contracts are recorded within other expense, net. Cash flows related to investments and settlements of forward currency exchange contracts are included within cash flows from investing activities.
Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period, based on the grand date fair value of the awards and the number of the awards expected to be vested based upon service and performance conditions, net of forfeitures. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is estimated on the date of grant using the Black-Scholes model. Historically, we recognized excess tax benefit within Additional Paid-in Capital to the extent that the benefit was utilized to reduce current tax payables. Effective the fourth quarter of fiscal year 2017, as a result of the early adoption of ASU 2016-09 as more fully discussed below, we record any tax effect related to stock-based awards through the consolidated statements of operations. Excess tax benefits are recognized as deferred tax assets upon settlement and are subject to regular review for valuation allowance.
Net Loss Per Share
Basic net loss or income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares, giving effect to potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, contingently issuable shares under earn-out agreements, and potential issuance of stock upon conversion of our convertible debentures, as more fully described in Note 9. In the event of conversion, each convertible debenture entitles the holder to receive in cash the principal amount with any accrued interest, and in cash or common stock, at our election, any excess of conversion value over the principal amount plus accrued interest. Therefore, only the shares of common stock potentially issuable upon conversion, if any, are considered dilutive to the weighted average common shares calculation.
For fiscal year 2017, 2016 and 2015, respectively, 7.8 million, 8.8 million, and 10.7 million shares of common stock equivalent securities were excluded from the computation of diluted net loss per share as the inclusion would be anti-dilutive due to the net loss reported for these periods.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Standards
During January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The standard is effective for annual or interim impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Effective June 2017, we early adopted this standard and the adoption had no impact on our consolidated financial statements. See Note 4, Goodwill and Intangibles Assets, for further information.
In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 and the interim periods included herewith, with early adoption permitted. Effective January 2017, we early adopted the guidance and the adoption had no material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax effects, statutory withholding requirements, forfeitures, and classification on the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of fiscal year 2018, and early application is permitted. Effective the fourth quarter of fiscal year 2017, we early adopted the guidance using a modified retrospective approach. As a result, accumulated excess tax benefit of $76.9 million was recognized as a deferred tax asset with a full valuation allowance against it. Additionally, we continued to estimate the number of awards expected to be vested. The early adoption had no material impact on our consolidated financial statements for fiscal year 2017 or the interim periods within.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for us in the first quarter of fiscal year 2020, and early application is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements, and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 permits two methods of adoption: (i) retrospective to each prior reporting period presented; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date.  Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019 and we do not plan to early adopt. In the first quarter of fiscal 2017, we commenced a project to assess the potential impact of the new standard on our consolidated financial statements and related disclosures. This project also includes the assessment and enhancement of our internal processes and systems to address the new standard. While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact relates to our accounting for arrangements that include term-based software licenses bundled with maintenance and support. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because vendor-specific objective evidence ("VSOE") does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. While we currently expect revenue related to our professional services and cloud offerings to remain substantially unchanged, we are still in the process of evaluating the impact of the new standard on these arrangements.  We plan to adopt this guidance beginning on October 1, 2018 and apply the cumulative catch-up transition method, with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods.

3. Business Acquisitions
As part of our business strategy, we have acquired, and may acquire in the future, certain businesses and technologies primarily to expand our products and service offerings.
Fiscal Year 2017 Acquisitions
In fiscal year 2017, we acquired several businesses in our Enterprise, Healthcare and Mobile segments that were not significant individually or in the aggregate. The total aggregate consideration for these acquisitions was $97.2 million, including the issuance of 0.8 million shares of our common stock valued at $13.4 million and an $8.3 million estimated fair value for future contingent payments. The results of operations of the acquired entities have been included within our consolidated results of operations from the acquisition dates.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are still finalizing the fair value estimates of assets acquired and liabilities assumed in these acquisitions. These fair value estimates are subject to change as we obtain additional information during the measurement periods up to one year from the acquisitions. There were no significant changes to the fair value estimates during fiscal year 2017.
We have not furnished pro forma financial information or the acquired entities' results of operations for the post-acquisition periods, as such acquisitions were not material, individually or in the aggregate, to our consolidated results of operations.
Fiscal Year 2016 Acquisitions
Acquisition of TouchCommerce, Inc.
In August 2016, we acquired all of the outstanding stock of TouchCommerce. TouchCommerce is a provider of omni-channel solutions to engage their customers on any device through online chat, guides, personalized content, and other automated tools, resulting in enhanced customer experience, increased revenue and reduced support costs. We expected this acquisition to expand our customer care solutions with a range of new digital engagement offerings, including live chat, customer analytics and personalization solutions within our Enterprise segment. We expected to be able to provide an end-to-end engagement platform that merges intelligent self-service with assisted service to increase customer satisfaction, strengthen customer loyalty and improve business results. The aggregate consideration for this transaction was $217.5 million, and included $113.0 million paid in cash and $85.0 million paid in our common stock. The remaining $19.5 million was settled in cash at our election upon the conclusion of an indemnity period in November 2017. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not deductible for tax purposes. The results of operations of TouchCommerce was included within our Enterprise segment from the acquisition date.
A summary of the final allocation of the purchase consideration for our TouchCommerce acquisition is as follows (dollars in thousands):

TouchCommerce
Purchase consideration:
Cash	$113,008
Common stock (a)	85,000
Deferred acquisition payment	19,458
Total purchase consideration	$217,466

Allocation of the purchase consideration:
Cash	$137
Accounts receivable (b)	14,897
Goodwill	117,576
Identifiable intangible assets (c)	110,800
Other assets	1,521
Total assets acquired	244,931
Current liabilities	(4,134)
Deferred tax liability	(19,913)
Deferred revenue	(2,784)
Other long-term liabilities	(634)
Total liabilities assumed	(27,465)
Net assets acquired	$217,466

(a)5,749,807 shares of our common stock valued at $14.78 per share were issued at closing.
(b)Accounts receivable have been recorded at their estimated fair values and the fair value reserve was not material.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for our reportable segments for fiscal years 2017 and 2016 were as follows (dollars in thousands):

	Healthcare	Mobile	Enterprise	Imaging	Total
Balance as of September 30, 2015	$1,294,518	$1,287,528	$539,307	$256,981	$3,378,334
Acquisitions	19,302	—	118,040	—	137,342
Product realignment (a)	67,626	(67,626)	—	—	—
Effect of foreign currency translation	(370)	(2,505)	(3,979)	57	(6,797)
Balance as of September 30, 2016	1,381,076	1,217,397	653,368	257,038	3,508,879
Acquisitions	32,985	13,660	14,415	—	61,060
Purchase accounting adjustments	(49)	—	(463)	—	(512)
Effect of foreign currency translation	4,322	9,953	6,152	754	21,181
Balance as of September 30, 2017	$1,418,334	$1,241,010	$673,472	$257,792	$3,590,608

(a)
In the first quarter of fiscal year 2016, we reorganized the organizational management and oversight of our Dragon Consumer business ("DNS"), which, as a result, was moved into our Healthcare segment from our Mobile segment. As a result of the reorganization, $67.6 million of goodwill related to our DNS reporting unit was reclassified from our Mobile segment into our Healthcare segment.

Intangible assets consist of the following as of September 30, 2017 and 2016, which includes licensed technology with a net book value of $67.3 million and $59.1 million, respectively (dollars in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$790,846	$(338,511)	$452,335	7.2
Technology and patents	447,119	(264,562)	182,557	4.6
Trade names, trademarks, and other	58,923	(29,341)	29,582	2.9
Total	$1,296,888	$(632,414)	$664,474	6.3

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$969,267	$(424,940)	$544,327	8.2
Technology and patents	444,078	(258,897)	185,181	4.7
Trade names, trademarks, and other	61,358	(28,663)	32,695	5.9
Non-competition agreements	206	(189)	17	0.2
Total	$1,474,909	$(712,689)	$762,220	7.3
Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying statements of operations and amounted to $64.9 million, $62.9 million and $63.6 million in fiscal 2017, 2016 and 2015, respectively. Amortization expense for customer relationships, trade names, trademarks, and other, and non-competition agreements is included in operating expenses and amounted to $113.9 million, $108.0 million and $104.6 million in fiscal 2017, 2016 and 2015, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the five succeeding years as of September 30, 2017, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenue	Other Operating Expenses	Total
2018	$53,953	$89,697	$143,650
2019	38,071	82,533	120,604
2020	33,522	70,559	104,081
2021	24,585	62,939	87,524
2022	19,397	56,601	75,998
Thereafter	13,029	119,588	132,617
Total	$182,557	$481,917	$664,474

5. Accounts Receivable
Accounts receivable, net consisted of the following (dollars in thousands):

	September 30, 2017	September 30, 2016
Trade accounts receivable	$417,516	$383,714
Unbilled accounts receivable under long-term contracts	27,515	14,884
Gross accounts receivable	445,031	398,598
Less: allowance for doubtful accounts	(14,333)	(11,038)
Less: allowance for sales returns	(35,306)	(7,556)
Accounts receivable, net	$395,392	$380,004

6. Land, Building and Equipment, Net
Land, building and equipment, net consisted of the following (dollars in thousands):

	Useful Life (In Years)	September 30, 2017	September 30, 2016
Land	—	$2,400	$2,400
Building	30	5,456	5,456
Machinery and equipment	3-5	144,130	121,676
Computers, software and equipment	3-5	187,732	219,556
Leasehold improvements	2-15	34,478	34,051
Furniture and fixtures	5-7	19,171	16,780
Construction in progress	—	9,121	7,804
Subtotal		402,488	407,723
Less: accumulated depreciation		(225,940)	(222,554)
Land, building and equipment, net		$176,548	$185,169
At September 30, 2017 and 2016, capitalized internally developed software costs, net was $27.0 million and $42.6 million, respectively, which are included within computers, software and equipment and construction in progress.
Depreciation expense for fiscal years 2017, 2016 and 2015 was $55.7 million, $60.6 million and $62.4 million, respectively, which included amortization expense of $11.9 million, $12.7 million and $13.6 million, respectively, for internally developed software costs.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30, 2017	September 30, 2016
Compensation	$159,951	$154,028
Accrued interest payable	26,285	20,409
Cost of revenue related liabilities	20,124	19,351
Consulting and professional fees	12,649	18,001
Facilities related liabilities	7,158	7,382
Sales and marketing incentives	3,655	6,508
Sales and other taxes payable	3,125	2,708
Other	12,954	9,272
Total	$245,901	$237,659

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
Deferred revenue consisted of the following (dollars in thousands):

	September 30, 2017	September 30, 2016
Current Liabilities:
Deferred maintenance revenue	$162,958	$165,902
Unearned revenue	203,084	183,271
Total current deferred revenue	$366,042	$349,173
Long-term Liabilities:
Deferred maintenance revenue	$60,298	$59,955
Unearned revenue	363,631	327,005
Total long-term deferred revenue	$423,929	$386,960

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Debt
At September 30, 2017 and 2016, we had the following borrowing obligations (dollars in thousands):

	September 30, 2017	September 30, 2016
5.625% Senior Notes due 2026, net of deferred issuance costs of $5.7 million. Effective interest rate 5.625%.	$494,298	$—
5.375% Senior Notes due 2020, net of unamortized premium of $1.0 million and $3.0 million, respectively, and deferred issuance costs of $2.3 million and $7.3 million, respectively. Effective interest rate 5.375%.	448,630	1,046,851
6.000% Senior Notes due 2024, net of deferred issuance costs of $2.1 million and $2.4 million, respectively. Effective interest rate 6.000%.	297,910	297,601
1.00% Convertible Debentures due 2035, net of unamortized discount of $140.9 million and $163.5 million, respectively, and deferred issuance costs of $6.9 million and $8.2 million, respectively. Effective interest rate 5.622%.	528,690	504,712
2.75% Convertible Debentures due 2031, net of unamortized discount of $1.5 million and $19.2 million, respectively, and deferred issuance costs of $0.1 million and $1.1 million, respectively. Effective interest rate 7.432%.	376,121	375,208
1.25% Convertible Debentures due 2025, net of unamortized discount of $92.7 million, and deferred issuance costs of $4.3 million. Effective interest rate 5.578%.	253,054	—
1.50% Convertible Debentures due 2035, net of unamortized discount of $42.5 million and $51.7 million, respectively, and deferred issuance costs of $1.5 million and $1.9 million, respectively. Effective interest rate 5.394%.	219,875	210,286
Deferred issuance costs related to our Revolving Credit Facility	(1,174)	(1,506)
Total debt	2,617,404	2,433,152
Less: current portion	376,121	—
Total long-term debt	$2,241,283	$2,433,152

The following table summarizes the maturities of our borrowing obligations as of September 30, 2017 (dollars in thousands):

	Convertible Debentures (1)	Senior Notes	Total
2018	$377,740	$—	$377,740
2019	—	—	—
2020	—	450,000	450,000
2021	—	—	—
2022	—	—	—
Thereafter	1,290,383	800,000	2,090,383
Total before unamortized discount	1,668,123	1,250,000	2,918,123
Less: unamortized discount and issuance costs	(290,383)	(10,336)	(300,719)
Total long-term debt	$1,377,740	$1,239,664	$2,617,404

(1)
Holders of the 1.0% 2035 Debentures have the right to require us to redeem the debentures on December 15, 2022, 2027 and 2032. Holders of the 1.0% 2031 Debentures have the right to require us to redeem the debentures on November 1, 2017, 2021, and 2026. Holders of the 1.5% 2035 Debentures have the right to require us to redeem the debentures on November 1, 2021, 2026, and 2031.

5.625% Senior Notes due 2026
In December 2016, we issued $500.0 million aggregate principal amount of 5.625% Senior Notes due on December 15, 2026 (the "2026 Senior Notes") in a private placement. The proceeds from the 2026 Senior Notes were approximately $493.8 million, net of issuance costs, and we used the proceeds to repurchase a portion of our 2020 Senior Notes. The 2026 Senior Notes bear

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest at 5.625% per year, payable in cash semi-annually in arrears, beginning on June 15, 2017.
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
In January 2017, we repurchased $600.0 million in aggregate principal amount of our 2020 Senior Notes using cash and cash equivalents and the net proceeds from our 2026 Senior Notes issued in December 2016. As a result, we recorded an extinguishment loss of $18.6 million in fiscal year 2017. In accordance with the authoritative guidance for debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt, including any unamortized debt discount or issuance costs. Following this activity, $450.0 million in aggregate principal amount of our 2020 Senior Notes remains outstanding.
6.0% Senior Notes due 2024
In June 2016, we issued $300.0 million aggregate principal amount of 6.0% Senior Notes due on July 1, 2024 (the "2024 Senior Notes") in a private placement. The proceeds from the 2024 Senior Notes were approximately $297.5 million, net of issuance costs. The 2024 Senior Notes bear interest at 6.0% per year, payable in cash semi-annually in arrears.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $27.22 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter beginning after March 31, 2016 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2017, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 2031 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2031 Debentures, in whole or in part, on or after November 6, 2017 at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2031 Debentures held by such holder on November 1, 2017, November 1, 2021, and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2017 and 2016, no conversion triggers were met. If the conversion triggers were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to the end of fiscal year 2017, on November 1, 2017, holders of approximately $331.2 million in aggregate principal amount of the outstanding 2031 Debentures exercised their right to require us to repurchase such debentures. Following the repurchase, $46.6 million in aggregate principal amount of the 2031 Debentures remains outstanding. On or after November 6, 2017, the Company has the right to call for redemption some or all of the remaining outstanding 2031 Debentures. On or after November 6, 2017, we have the right to call for redemption of some or all of the then remaining outstanding 2031 Debentures. As of September 30, 2017, the entire outstanding principal amount of the 2031 Debenture was included within the current portion of the long-term debt due to the holders' right to require us to repurchase the debt.
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
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $22.22 per share, subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter beginning after June 30, 2017 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2017, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
If converted, the principal amount of the 1.5% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $23.26 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to May 1, 2035, on any date during any fiscal quarter beginning after September 30, 2015 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.5% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.5% 2035 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2035. Additionally, we may redeem the 1.5% 2035 Debentures, in whole or in part, on or after November 5, 2021 for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.5% 2035 Debentures held by such holder on November 1, 2021, November 1, 2026, or November 1, 2031 at par plus accrued and unpaid interest. Upon repurchase, we will pay the principal amount in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election, with the exception that we may not elect to pay cash in lieu of more than 80% of the number of our common shares we would be obligated to deliver. If we undergo a fundamental change (as described in the indenture for the 1.5% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of September 30, 2017 and 2016, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Facility”), which expires on April 15, 2021, provides for aggregate borrowing commitments of $242.5 million, including the revolving facility loans, the swingline loans and issuance of letters of credit. As of September 30, 2017, after taking into account the outstanding letters of credit of $4.5 million, we had $238.0 million available for additional borrowing under the Revolving Credit Facility. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. As of September 30, 2017, we are in compliance with all the debt covenants.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2017 and 2016, we had outstanding contracts with a total notional value of $69.0 million and $215.2 million, respectively.
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

Security Price Guarantees
From time to time we enter into agreements that allow us to issue shares of our common stock as part or all of the consideration related to business acquisitions, partnering and technology acquisition activities. Some of these shares are issued subject to security price guarantees, which are accounted for as derivatives. We have determined that these instruments would not be considered equity instruments if they were freestanding. Certain of the security price guarantees require payment from either us to a third party, or from a third party to us, based upon the difference between the price of our common stock on the issue date and an average price of our common stock approximately six months following the issue date. We have also issued minimum price guarantees that may require payments from us to a third party based on the average share price of our common stock approximately six months following the issue date if our stock price falls below the minimum price guarantee. Changes in the fair value of these security price guarantees are reported in other expense, net in our consolidated statements of operations. We have no outstanding shares subject to security price guarantees at September 30, 2017 or September 30, 2016. During the year ended September 30, 2015, we paid cash totaling $0.3 million upon the settlement of these agreements.
The following table provides a quantitative summary of the fair value of our derivative instruments as of September 30, 2017 and 2016 (dollars in thousands):

		Fair Value
Derivatives Not Designated as Hedges:	Balance Sheet Classification	September 30, 2017	September 30, 2016
Foreign currency contracts	Prepaid expenses and other current assets	$220	$335
Foreign currency contracts	Accrued expenses and other liabilities	(373)	—

The following tables summarize the activity of derivative instruments for the fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedges:		2017	2016	2015
Foreign currency contracts	Other expense, net	$6,811	$2,021	$(16,275)
Security price guarantees	Other expense, net	$—	$—	$(204)

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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

•	Level 1. Quoted prices for identical assets or liabilities in active markets which we can access.

•	Level 2. Observable inputs other than those described as Level 1.

•	Level 3. Unobservable inputs based on the best information available, including management’s estimates and assumptions.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and 2016 consisted of (dollars in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$381,899	$—	$—	$381,899
Time deposits(b)	—	85,570	—	85,570
Commercial paper, $41,805 at cost(b)	—	41,968	—	41,968
Corporate notes and bonds, $74,150 at cost(b)	—	74,067	—	74,067
Foreign currency exchange contracts(b)	—	220	—	220
Total assets at fair value	$381,899	$201,825	$—	$583,724
Liabilities:
Foreign currency exchange contracts(b)	$—	$(373)	$—	$(373)
Contingent acquisition payments(d)	—	—	(8,648)	(8,648)
Total liabilities at fair value	$—	$(373)	$(8,648)	$(9,021)

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$331,419	$—	$—	$331,419
US government agency securities(a)	1,002	—	—	1,002
Time deposits(b)	—	33,794	—	33,794
Commercial paper, $38,108 at cost(b)	—	38,142	—	38,142
Corporate notes and bonds, $54,484 at cost(b)	—	54,536	—	54,536
Foreign currency exchange contracts(b)	—	335	—	335
Total assets at fair value	$332,421	$126,807	$—	$459,228
Liabilities:
Contingent acquisition payments(c)	$—	$—	$(8,240)	$(8,240)
Total liabilities at fair value	$—	$—	$(8,240)	$(8,240)

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.

(b)
Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. The commercial paper and corporate notes and bonds mature within three years and have a weighted average maturity of 0.72 years as of September 30, 2017.

(c) The fair values of our contingent consideration arrangements were determined based on our evaluation of the probability and the amount of any earn-out that will be achieved based on expected future performance by the acquired entity.
As of September 30, 2017, $80.2 million of debt securities included within marketable securities were designated as held-to-maturity investments, which had a weighted average maturity of 0.27 years and an estimated fair value of $80.4 million based on Level 2 measurements. The estimated fair value of our long-term debt approximated $2,930.9 million (face value $2,918.1 million) and $2,630.3 million (face value $2,687.1 million) at September 30, 2017 and 2016, respectively, based on Level 2 measurements. These fair value amounts represent the value at which our lenders could trade our debt within the financial markets and do not

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represent the settlement value of these long-term debt liabilities to us at each reporting date. The fair value of the long-term debt will continue to vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The fair value of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. We had no balance outstanding under our revolving credit agreement as of September 30, 2017 and September 30, 2016.
The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 30, 2017 and 2016 (dollars in thousands):

Amount
Balance as of September 30, 2015	$15,961
Earn-out liability established at time of acquisition	4,855
Payments and foreign currency translation	(14,891)
Adjustments to fair value included in acquisition-related costs, net	2,315
Balance as of September 30, 2016	8,240
Earn-out liability established at time of acquisition	8,253
Payments and foreign currency translation	(7,830)
Adjustments to fair value included in acquisition-related costs, net	(15)
Balance as of September 30, 2017	$8,648
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
Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2019. As of September 30, 2017, we could be required to pay up to $22.8 million for contingent consideration arrangements if the specified performance objectives are achieved. We have determined the fair value of the liabilities for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future payments was based on several factors, the most significant of which are the estimated cash flows projected from future product sales and the risk adjusted discount rate for the fair value measurement.
12. Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business. Restructuring expenses consist of employee severance costs, charges for the closure of excess facilities and other contract termination costs. Other charges include litigation contingency reserves, costs related to the transition agreement of our CEO, asset impairment charge, expenses associated with the Malware Incident and gains or losses on the sale or disposition of certain non-strategic assets or product lines.

The components of restructuring and other charges, net are as follows:

	2017	2016	2015
Severance costs	$13,297	$13,133	$8,471
Costs of consolidating duplicate facilities	6,735	11,606	9,576
Total restructuring charges	20,032	24,739	18,047
Other charges	41,022	485	5,622
Total restructuring and other charges, net	$61,054	$25,224	$23,669

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth accrual activity relating to restructuring reserves for fiscal years 2017, 2016 and 2015 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2014	$3,258	$1,468	$4,726
Restructuring charges, net	8,471	9,576	18,047
Non-cash adjustment	—	(2,538)	(2,538)
Cash payments	(11,094)	(2,284)	(13,378)
Balance at September 30, 2015	635	6,222	6,857
Restructuring charges, net	13,133	11,606	24,739
Non-cash adjustment	(57)	164	107
Cash payments	(11,050)	(6,860)	(17,910)
Balance at September 30, 2016	2,661	11,132	13,793
Restructuring charges, net	13,297	6,735	20,032
Non-cash adjustment	—	(1,374)	(1,374)
Cash payments	(14,412)	(7,334)	(21,746)
Balance at September 30, 2017	$1,546	$9,159	$10,705

Restructuring and other charges, net by segment are as follows (dollars in thousands):

	Personnel	Facilities	Total Restructuring	Other Charges	Total
Fiscal Year 2017
Healthcare	$4,283	$870	$5,153	$8,758	$13,911
Mobile	4,792	(15)	4,777	10,773	15,550
Enterprise	2,141	3,480	5,621	—	5,621
Imaging	744	387	1,131	—	1,131
Corporate	1,337	2,013	3,350	21,491	24,841
Total fiscal year 2017	$13,297	$6,735	$20,032	$41,022	$61,054

Fiscal Year 2016
Healthcare	$3,531	$1,398	$4,929	$—	$4,929
Mobile	5,837	1,557	7,394	(486)	6,908
Enterprise	1,214	2,782	3,996	—	3,996
Imaging	284	478	762	—	762
Corporate	2,267	5,391	7,658	971	8,629
Total fiscal year 2016	$13,133	$11,606	$24,739	$485	$25,224

Fiscal Year 2015
Healthcare	$452	$636	$1,088	$—	$1,088
Mobile	2,960	2,863	5,823	3,322	9,145
Enterprise	1,144	95	1,239	—	1,239
Imaging	2,047	1,814	3,861	—	3,861
Corporate	1,868	4,168	6,036	2,300	8,336
Total fiscal year 2015	$8,471	$9,576	$18,047	$5,622	$23,669
Fiscal Year 2017
For fiscal year 2017, we recorded restructuring charges of $20.0 million. The restructuring charges included $13.3 million for severance costs related to approximately 807 terminated employees and $6.7 million charge for the closure of certain excess

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities, including adjustment to sublease assumptions associated with previously vacated facilities. These actions were part of our initiatives to reduce costs and optimize processes. We expect the remaining outstanding severance of $1.5 million to be substantially paid by the first quarter of fiscal year 2018, and the remaining balance of $9.2 million for the closure of excess facilities to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, during fiscal year 2017, we recorded $8.1 million for costs related to the transition agreement of our CEO, $18.1 million of professional services fees and $4.0 million of fixed asset and inventory write-down as a result of the Malware Incident, and an impairment charge of $10.8 million related to an internally developed software. The amount payable related to the aforementioned transition agreement is expected to be paid during fiscal years 2018 and 2019.
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
Fiscal Year 2015
For fiscal year 2015, we recorded restructuring charges of $18.0 million, which included $8.5 million for severance related to the reduction of approximately 200 employees as part of our initiatives to reduce costs and optimize processes as well as the reduction of approximately 60 employees that eliminated duplicative positions resulting from acquisitions in fiscal 2014. The restructuring charges also included $9.6 million charge for the closure of certain excess facility space, including facilities acquired from acquisitions.
In addition, during fiscal year 2015, we have recorded certain other charges that totaled $5.6 million primarily for the impairment of certain long-lived assets as a result of our strategic realignment of our product portfolio and litigation contingency reserves.

13. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Year Ended September 30,
	2017	2016	2015
	(Dollars in thousands)
Interest paid	$91,718	$77,010	$92,375
Income taxes paid	$24,359	$21,068	$15,454
Non-Cash Investing and Financing Activities:
From time to time, we issue shares of our common stock in connection with our business and asset acquisitions, including shares issued as payment for acquisitions, shares initially held in escrow, and shares issued as payment for contingent consideration, which is discussed in Notes 2 and 3. In addition, in connection with certain collaboration agreements we issued shares of our common stock to our partners in satisfaction of our payment obligations under the terms of the agreements, as discussed in Note 2.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We repurchased 5.8 million shares, 9.4 million shares and 19.8 million shares for $99.1 million, $197.5 million and $299.5 million during the fiscal years ended September 30, 2017, 2016 and 2015, respectively, under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 46.5 million shares for $806.6 million, including 1.0 million shares repurchased from our Chief Executive Officer in fiscal year 2016. Approximately $193.4 million remained available for share repurchases as of September 30, 2017 pursuant to our share repurchase program.
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
Stock Issuances
During the year ended September 30, 2017, we issued 844,108 shares of our common stock valued at $13.4 million in connection with a business acquisition and 175,000 shares of our common stock valued at $2.9 million associated with charitable contributions. During the year ended September 30, 2016, we issued 403,325 shares of our common stock valued at $6.5 million to our partner in a healthcare collaboration agreement as settlement for a buy-out option and 5,749,807 shares of our common stock valued at $85.0 million as consideration for our acquisition of TouchCommerce, which are discussed in Notes 2 and 3. During the year ended September 30, 2015, we issued 288,148 shares of our common stock valued at $4.5 million as a settlement for a contingent earn-out obligation.
Preferred Stock
We are authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. There were no outstanding shares of preferred stock as of September 30, 2017 or September 30, 2016.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
15. Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	2017	2016	2015
Cost of professional services and hosting	$28,962	$31,054	$30,968
Cost of product and licensing	348	376	516
Cost of maintenance and support	3,767	4,138	3,989
Research and development	33,061	35,671	39,038
Sales and marketing	45,813	49,064	50,310
General and administrative	42,321	43,525	51,955
Total	$154,272	$163,828	$176,776

Stock Options
We have share-based award plans under which employees, officers and directors may be granted stock options to purchase our common stock, generally at the fair market value of the grant date. Our plans do not allow for options to be granted at below fair market value, nor can they be re-priced at any time. Options granted under our plans generally become exercisable over a period of two to four years and have a maximum term of ten years. We have also assumed options and option plans in connection with certain of our acquisitions. These stock options are governed by the plans and agreements that they were originally issued under but are now exercisable for shares of our common stock.

The table below summarizes activities related to stock options for the years ended September 30, 2017, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2014	3,723,342	$13.46
Granted	—	$—
Exercised	(765,408)	$11.09
Forfeited	(892)	$20.04
Expired	(33,053)	$19.34
Outstanding at September 30, 2015	2,923,989	$14.01
Granted	—	$—
Exercised/Repurchased(b)	(955,060)	$11.96
Forfeited	—	$—
Expired	(3,103)	$10.42
Outstanding at September 30, 2016	1,965,826	$15.01
Granted	—	$—
Exercised	(1,932,286)	$14.98
Forfeited	—	$—
Expired	(9,733)	$20.01
Outstanding at September 30, 2017	23,807	$15.39	2.8 years	$0.1	million
Exercisable at September 30, 2017	23,798	$15.39	2.8 years	$0.1	million
Exercisable at September 30, 2016	1,965,817
Exercisable at September 30, 2015	2,923,298

(a)
The aggregate intrinsic value in this table was calculated based on the positive difference, if any, between the closing market price of our common stock as of September 30, 2017 ($15.72) and the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)
We repurchased 1.0 million shares owned directly or indirectly by our Chief Executive Officer, including 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million.

As of September 30, 2017, there was no unamortized fair value of stock options. A summary of intrinsic value of stock options exercised is as follows:

	2017	2016	2015
Total intrinsic value of stock options exercised (in millions)	$3.6	$8.6	$4.4

Restricted Awards
We are authorized to issue equity incentive awards in the form of Restricted Awards, including Restricted Units and Restricted Stock, which are individually discussed below. Unvested Restricted Awards may not be sold, transferred or assigned. The fair value of the Restricted Awards is measured based upon the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share of the awards. Restricted Awards generally vest over a period of two to four years. We also issued certain Restricted Awards with vesting solely dependent on the achievement of specified performance targets. The fair value of the Restricted Awards is amortized to expense over the awards’ applicable requisite service periods using the straight-line method. In the event that the employees’ employment with us terminates, or in the case of awards with only performance goals, if those goals are not met, any unvested shares are forfeited and revert to us.
In order to satisfy our employees’ withholding tax liability as a result of the vesting of Restricted Awards, we have historically repurchased shares upon the employees’ vesting. In fiscal year 2017, we withheld payroll taxes totaling $55.1 million relating to 3.4 million shares of common stock that were repurchased or canceled.
Restricted Units
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2014	5,726,385	8,349,107
Granted	1,985,374	7,741,805
Earned/released	(2,000,408)	(8,123,159)
Forfeited	(1,011,141)	(959,914)
Outstanding at September 30, 2015	4,700,210	7,007,839
Granted	2,533,389	7,146,415
Earned/released	(2,254,445)	(7,243,615)
Forfeited	(754,666)	(1,026,616)
Outstanding at September 30, 2016	4,224,488	5,884,023
Granted	3,224,696	8,457,761
Earned/released	(1,790,514)	(7,150,783)
Forfeited	(614,739)	(713,837)
Outstanding at September 30, 2017	5,043,931	6,477,164
Weighted average remaining recognition period of outstanding Restricted Units	1.2 years	1.9 years
Unearned stock-based compensation expense of outstanding Restricted Units	$39.0 million	$81.8 million
Aggregate intrinsic value of outstanding Restricted Units (1)	$79.3 million	$101.8 million

(1)
The aggregate intrinsic value on this table was calculated based on the excess of the closing price of our common stock of $15.72 on September 30, 2017 over the exercise price of the underlying Restricted Units.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the weighted-average grant-date fair value of Restricted Units granted, and the aggregate intrinsic value of Restricted Units vested for each fiscal year is as follows:

	2017	2016	2015
Weighted-average grant-date fair value per share	$16.31	$18.93	$15.47
Total intrinsic value of shares vested (in millions)	$146.0	$179.7	$154.2

Restricted Stock Awards
Restricted stock awards ("Restricted Stock") are included within the issued and outstanding common stock at the date of the grant. The table below summarizes activities related to Restricted Stock:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2014	750,000	$21.28
Granted	—	$—
Vested	(500,000)	$24.06
Outstanding at September 30, 2015	250,000	$15.71
Granted	—	$—
Vested	(250,000)	$15.71
Outstanding at September 30, 2016	—	$—
Granted	250,000	$15.55
Vested	(250,000)	$15.55
Outstanding at September 30, 2017	—	$—
A summary of the weighted-average grant-date fair value of Restricted Stock granted, and the aggregate intrinsic value of Restricted Stock vested for each fiscal year is as follows:

	2017	2016	2015
Weighted-average grant-date fair value per share	$15.55	—	—
Total intrinsic value of shares vested (in millions)	$3.9	$4.3	$7.9
1995 Employee Stock Purchase Plan
Our 1995 Employee Stock Purchase Plan (“the Plan”), as amended and restated on January 27, 2015, authorizes the issuance of a maximum of 20,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. At September 30, 2017, we have reserved 6,416,289 shares for future issuance. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the Plan are as follows:

	2017	2016	2015
Weighted-average grant-date fair value per share	$3.84	$3.97	$3.61
Total shares issued (in millions)	1.3	1.2	1.4
Total stock-based compensation expense (in millions)	$4.9	$4.8	$4.7

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	2017	2016	2015
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	29.3%	34.0%	27.9%
Average risk-free interest rate	0.9%	0.5%	0.1%
Expected term (in years)	0.5	0.5	0.5
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
The following table outlines our gross future minimum payments under all non-cancelable operating leases as of September 30, 2017 (dollars in thousands):

Year Ending September 30,	Operating Leases	Operating leases under restructuring	Total
2018	$33,798	$10,527	$44,325
2019	21,220	7,964	29,184
2020	17,342	7,886	25,228
2021	14,830	7,062	21,892
2022	13,141	6,924	20,065
Thereafter	75,492	21,636	97,128
Total	$175,823	$61,999	$237,822

At September 30, 2017, we have subleased certain office space that is included in the above table to third parties. As of September 30, 2017, the aggregate sublease income to be recognized during the remaining lease terms for restructured facilities is $47.9 million, with approximately $6.0 million annually for each of the next five fiscal years and approximately $18.0 million thereafter.

Total rent expense, including rent expense for our data centers, was approximately $38.5 million, $38.3 million and $41.8 million for the years ended September 30, 2017, 2016 and 2015, respectively.

Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes. Due to the inherent uncertainties, estimates are based only on the best information available at the time. Actual outcomes may differ from our estimates. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions may have a material impact on our results of operations and financial position. As of September 30, 2017 and 2016, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and Other
We include indemnification provisions in the contracts we enter into with customers and business partners. Generally, these provisions require us to defend claims arising out of our products’ infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In most, but not all cases, our total liability under such provisions is limited to either the value of the contract or a specified, agreed upon amount. In some cases, our total liability under such provisions is unlimited. In many, but not all cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments we could be required to make under all the indemnification provisions is unlimited, we believe the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.

We indemnify our directors and officers to the fullest extent permitted by Delaware law, which provides among other things, indemnification to directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by such persons in their capacity as a director or officer of the company, regardless of whether the individual is serving in any such capacity at the time the liability or expense is incurred. Additionally, in connection with certain acquisitions, we agreed to indemnify the former officers and members of the boards of directors of those companies, on similar terms as described above, for a period of six years from the acquisition date. In certain cases, we purchase director and officer insurance policies related to these obligations, which fully cover the six-year period. To the extent that we do not purchase a director and officer insurance policy for the full period of any contractual indemnification, and such directors and officers do not have coverage under separate insurance policies, we would be required to pay for costs incurred, if any, as described above.

17. Pension and Other Post-Retirement Benefits

Defined Contribution Plans
We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective July 1, 2003, a company match of employee’s contributions was established. We match 50% of employee contributions up to 4% of eligible salary. Employer's contributions vest one-third annually over a three-year period. Our contributions to the 401(k) Plan that covers substantially all of our U.S. employees who meet the minimum requirements totaled $6.7 million, $6.6 million and $6.9 million for fiscal years 2017, 2016 and 2015, respectively. We make contributions to various other plans in certain of our foreign operations; total contributions to these plans are not material.

Defined Benefit Plans
We sponsor certain defined benefit plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit pension expenses were $0.4 million, $0.1 million and $0.3 million for fiscal years 2017, 2016 and 2015, respectively. The aggregate projected benefit obligation as of September 30, 2017 and September 30, 2016 was $37.2 million and $32.1 million, respectively. The aggregate net liability of our defined benefit plans as of September 30, 2017 and September 30, 2016 was $13.2 million and $8.2 million, respectively.

18. Income Taxes
The components of (loss) income before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2017	2016	2015
Domestic	$(228,406)	$(118,410)	$(196,925)
Foreign	109,391	120,149	116,453
(Loss) income before income taxes	$(119,015)	$1,739	$(80,472)

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2017	2016	2015
Current:
Federal	$—	$—	$82
State	2,185	3,230	982
Foreign	24,941	22,981	16,784
Total current	27,126	26,211	17,848
Deferred:
Federal	7,291	(7,235)	15,694
State	1,133	(1,962)	3,278
Foreign	(3,569)	(2,817)	(2,282)
Total deferred	4,855	(12,014)	16,690
Provision for income taxes	$31,981	$14,197	$34,538
Effective income tax rate	(26.9)%	816.4%	(42.9)%
The provision for income taxes differed from the amount computed by applying the federal statutory rate to our (loss) income before income taxes as follows (dollars in thousands):

	Year Ended September 30,
	2017	2016	2015
Federal tax benefit at statutory rate	$(41,655)	$609	$(28,165)
State tax provision, net of federal benefit	2,560	137	3,278
Foreign tax rate and other foreign related tax items	(20,415)	(25,976)	(30,765)
Repatriated earnings, net of foreign tax credits	—	71,343	—
Stock-based compensation	6,934	6,154	10,734
Non-deductible expenditures	3,247	3,235	(162)
Change in U.S. and foreign valuation allowance	72,318	(53,079)	71,238
Executive compensation	5,492	4,749	3,873
Other	3,500	7,025	4,507
Provision for income taxes	$31,981	$14,197	$34,538
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
The effective income tax rate in fiscal year 2017 differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require additional valuation allowance, and an increase in deferred tax liabilities related to goodwill, partially offset by our earnings in foreign operations that are subject to significantly lower tax rates than U.S. statutory tax rate.
The effective income tax rate in fiscal year 2016 differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require additional valuation allowance, an increase in the deferred tax liabilities related to goodwill, and an increase in current tax provisions due to the one-time repatriation of foreign earnings offset by the utilization of previously unbenefited domestic loss and credit carryforwards. These were partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland, and a $22.1 million release of domestic valuation allowance as a result of tax benefits recorded in connection with our acquisitions during the period for which a deferred tax liability was established in purchase accounting.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rates in fiscal year 2015 differs from the U.S. federal statutory rate of 35% primarily due to current period losses in the United States that require additional valuation allowance and an increase to deferred tax liabilities related goodwill, partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
As of September 30, 2017, the cumulative amount of undistributed earnings of our foreign subsidiaries amounted to $484.0 million. We have not provided taxes on $416.6 million of undistributed earnings of our foreign subsidiaries that we consider indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect the cash held by our foreign subsidiaries of $146.1 million will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of September 30, 2017, it is not practical to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.
Deferred tax assets (liabilities) consist of the following at September 30, 2017 and 2016 (dollars in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$269,495	$202,331
Federal and state credit carryforwards	58,803	50,927
Accrued expenses and other reserves	53,795	59,622
Difference in timing of revenue related items	100,971	59,818
Deferred compensation	30,528	31,564
Other	20,424	11,649
Total deferred tax assets	534,016	415,911
Valuation allowance for deferred tax assets	(229,449)	(110,172)
Net deferred tax assets	304,567	305,739
Deferred tax liabilities:
Depreciation	(36,016)	(40,032)
Convertible debt	(136,609)	(101,810)
Acquired intangibles	(221,707)	(237,280)
Unremitted earnings of foreign subsidiaries	(20,850)	(20,788)
Net deferred tax liabilities	$(110,615)	$(94,171)
Reported as:
Other assets	$20,705	$21,264
Long-term deferred tax liabilities	(131,320)	(115,435)
Net deferred tax liabilities	$(110,615)	$(94,171)

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal year 2017, the valuation allowance for deferred tax assets increased by $119.3 million. This increase mainly relates to the establishment of valuation allowance against our net domestic deferred tax assets in connection with net operating losses generated in fiscal year 2017 and the recording of additional net operating losses and credit carryforwards as a result of adopting ASU 2016-09, partially offset by the recording of deferred tax liabilities related to the issuance of convertible debt as well as acquisitions. As of September 30, 2017, we have $202.3 million and $27.1 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2016, we had $75.1 million and $35.1 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.
At September 30, 2017 and 2016, we had U.S. federal net operating loss carryforwards of $642.0 million and $627.9 million, respectively. At September 30, 2017 and 2016, we had state net operating loss carryforwards of $262.7 million and $264.8 million, respectively. The net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. At September 30, 2017 and 2016, we had foreign net operating loss carryforwards of $168.8 million and $178.2 million, respectively. These carryforwards will expire at various dates beginning in 2018 and extending up to an unlimited period.

At September 30, 2017 and 2016, we had federal research and development carryforwards and foreign tax credit carryforwards of $43.5 million and $52.2 million, respectively. At September 30, 2017 and 2016, we had state research and development credit and investment tax credit carryforwards of $6.2 million and $7.8 million, respectively. At September 30, 2017 and 2016, we had foreign investment tax credit carryforwards of $14.8 million and $13.1 million, respectively.
Uncertain Tax Positions
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit which is more likely than not to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations.
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2017	2016
Balance at the beginning of the year	$31,955	$22,677
Increases related to tax positions from prior fiscal years	2,745	8,017
Decreases related to tax positions from prior fiscal years	(602)	—
Increases for tax positions taken during current period	1,676	1,807
Decreases for tax settlements and lapse in statutes	(1,083)	(490)
Cumulative translation adjustments	(633)	(56)
Balance at the end of the year	$34,058	$31,955
As of September 30, 2017, $29.9 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes of $2.1 million, $2.2 million, and $0.6 million during fiscal years 2017, 2016, and 2015, respectively. We recorded interest and penalties of $9.9 million and $7.5 million as of September 30, 2017 and 2016, respectively.
We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal tax returns for 1999 through 2013 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. The 2014 through 2017 years remain open for all purposes of examination by the IRS and other taxing authorities in material jurisdictions.

19. Segment and Geographic Information
We organize our businesses into four operating segments: Healthcare, Mobile, Enterprise, and Imaging. Segment revenues and profits are reviewed regularly by our Chief Operating Decision Maker ("CODM") for performance evaluation and resources allocation. Segment profits reflect controllable costs directly related to each segment and the allocation of certain corporate expenses such as, corporate sales and marketing expenses and research and development project costs that benefit multiple segments. Certain items such as stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, costs associated with intellectual property collaboration agreements, other expenses, net and certain unallocated corporate expenses are excluded from segment profits, which allow for more meaningful comparisons to the financial results of the historical operations for the performance evaluation and resources allocation by our CODM.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
The Healthcare segment is primarily engaged in clinical speech and clinical language understanding solutions that improve the clinical documentation process - from capturing the complete patient record to improving clinical documentation and quality measures for reimbursement.

•
The Mobile segment is primarily engaged in providing a broad portfolio of specialized virtual assistants and connected services built on voice recognition, text-to-speech, natural language understanding, dialog, and text input technologies.

•
The Enterprise segment is primarily engaged in using speech, natural language understanding, and artificial intelligence to provide automated customer solutions and services for voice, mobile, web and messaging channels.

•
The Imaging segment is primarily engaged in software solutions and expertise that help professionals and organizations to gain optimal control of their document and information processes through scanning and print management.

As we do not track our assets by operating segment, we do not include total assets or depreciation expenses by operating segment. The following table presents segment results along with a reconciliation of segment profits to (loss) income before income taxes (dollars in thousands):

	Year Ended September 30,
	2017	2016	2015
Segment revenues:
Healthcare	$899,341	$973,297	$1,000,773
Mobile	397,999	377,261	391,228
Enterprise	462,302	387,466	349,347
Imaging	217,749	241,569	237,721
Total segment revenues	1,977,391	1,979,593	1,979,069
Acquisition related revenue adjustments (a)	(38,029)	(30,690)	(47,933)
Total consolidated revenue	1,939,362	1,948,903	1,931,136
Segment profit:
Healthcare	262,149	313,466	343,412
Mobile	154,882	133,375	108,218
Enterprise	141,193	129,978	94,352
Imaging	79,512	100,823	89,286
Total segment profit	637,736	677,642	635,268
Corporate expenses and other, net	(125,924)	(128,239)	(141,596)
Acquisition-related revenues and costs of revenues adjustment	(38,029)	(29,765)	(45,163)
Stock-based compensation	(154,272)	(163,828)	(176,776)
Amortization of intangible assets	(178,748)	(170,897)	(168,276)
Acquisition-related costs, net	(27,740)	(17,166)	(14,379)
Restructuring and other charges, net	(61,054)	(25,224)	(23,669)
Costs associated with IP collaboration agreements	—	(4,000)	(10,500)
Other expenses, net	(170,984)	(136,784)	(135,381)
(Loss) income before income taxes	$(119,015)	$1,739	$(80,472)

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	2017	2016	2015
United States	$1,352,039	$1,385,265	$1,407,266
International	587,323	563,638	523,870
Total	$1,939,362	$1,948,903	$1,931,136

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets, including intangible assets and goodwill, were located as follows (dollars in thousands):

	September 30, 2017	September 30, 2016
United States	$3,604,140	$3,899,595
International	999,842	723,285
Total	$4,603,982	$4,622,880

20. Subsequent Event
During the first quarter of fiscal year 2018, the Company will be adjusting its organizational structure and operations to manage its automotive business as a separate reportable segment. The CODM has determined, based on the growth of the business as well as the evolving industry vertical in which it participates, that separately operating and reporting the business would allow greater management focus on growth, velocity of execution and potentially create further investment or strategic opportunities. We currently do not believe that this change will have any material adverse impact on our goodwill and intangible assets. We will complete our assessment of goodwill reallocation based on each component's relative fair value in the first quarter of fiscal 2018.

21. Quarterly Data (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2017
Total revenue	$487,658	$499,573	$486,221	$465,910	$1,939,362
Gross profit	$275,248	$286,155	$270,008	$254,151	$1,085,562
Net loss	$(23,929)	$(33,808)	$(27,836)	$(65,423)	$(150,996)
Net loss per share:
Basic	$(0.08)	$(0.12)	$(0.10)	$(0.23)	$(0.52)
Diluted	$(0.08)	$(0.12)	$(0.10)	$(0.23)	$(0.52)
Weighted average common shares outstanding:
Basic	288,953	291,021	287,856	288,718	289,348
Diluted	288,953	291,021	287,856	288,718	289,348

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2016
Total revenue	$486,115	$478,733	$477,851	$506,204	$1,948,903
Gross profit	$280,517	$273,233	$269,973	$295,680	$1,119,403
Net (loss) income	$(12,065)	$(7,046)	$(11,821)	$18,474	$(12,458)
Net (loss) income per share:
Basic	$(0.04)	$(0.02)	$(0.04)	$0.07	$(0.04)
Diluted	$(0.04)	$(0.02)	$(0.04)	$0.06	$(0.04)
Weighted average common shares outstanding:
Basic	307,794	298,021	279,373	283,139	292,129
Diluted	307,794	298,021	279,373	289,371	292,129

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and,
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework ("2013 framework"). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2017, our internal control over financial reporting was effective.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2017 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(3)	Exhibits — See Item 15(b) of this Report below.

(b)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Index #	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2017
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.6	Certificate of Elimination of the Series A Participating Preferred Stock.	8-K	0-27038	3.1	8/20/2013
3.7	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	0-27038	3.2	8/20/2013
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Indenture, dated as of October 24, 2011, by and between Nuance Communications, Inc. and U.S. Bank National Association as Trustee relating to 2.75% Convertible Debentures due 2031.	8-K	0-27038	4.1	10/24/2011
4.3	Indenture, dated August 14, 2012, among Nuance Communications, Inc., the guarantors party thereto and U.S. Bank National Association, relating to 5.375% Senior Notes due 2020.	8-K	0-27038	4.1	8/14/2012
4.4	Preferred Shares Rights Agreement, dated as of August 19, 2013, by and between Nuance Communications, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent.	8-K	0-27038	4.1	8/20/2013
4.5	First Amendment to Preferred Shares Rights Agreement, dated as of August 18, 2014, by and between Nuance Communications, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent.	8-K	001-36056	4.2	8/18/2014
4.6	Indenture, dated June 16, 2015, between Nuance Communications, Inc., and U.S. Bank National Association as Trustee, relating to 1.50% Convertible Debentures due 2035.	8-K	001-36056	4.1	6/22/2015

		Incorporated by Reference
Exhibit Index #	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.7	Indenture, dated December 7, 2015, between Nuance Communications, Inc., and U.S. Bank National Association as Trustee, relating to 1.00% Senior Convertible Debentures Due 2035.	8-K	001-36056	4.1	12/7/2015
4.8	Indenture, dated as of June 21, 2016, among Nuance Communications, Inc., the guarantors party thereto and U.S. Bank National Association as Trustee relating to 6% Senior Notes due 2024.	8-K	001-36056	4.1	6/22/2016
10.1	Form of Indemnification Agreement.	S-8	333-108767	10.1	9/12/2003
10.2	Amended and Restated 1995 Employee Stock Purchase Plan.	S-8	001-36056	4.2	2/6/2015
10.3	Nuance Communications, Inc. 2000 Stock Plan (as amended January 27, 2016)	10-Q	001-36056	10.1	5/10/2016
10.4	Form of Restricted Stock Purchase Agreement for use under Nuance Communications, Inc. 2000 Stock Plan.*	10-K/A	0-27038	10.17	12/15/2006
10.5	Form of Restricted Stock Unit Purchase Agreement for use under Nuance Communications, Inc. 2000 Stock Plan.*	10-K/A	0-27038	10.18	12/15/2006
10.6	Form of Stock Option Agreement for use under Nuance Communications, Inc. 2000 Stock Plan.*	10-K/A	0-27038	10.19	12/15/2006
10.7	Amended and Restated 1995 Directors Stock Plan.	S-8	001-36056	4.3	2/6/2015
10.8	Amended & Restated Employment Agreement dated November 17, 2016 between the Registrant and Paul Ricci.*	8-K	0-27038	10.1	11/17/2016
10.9	Form of Executive Officer Employment Offer Letter*	10-K	001-36056	10.9	11/22/2016
10.10	Form of Change of Control and Severance Agreement for Executive Officers.*	10-Q	001-36056	10.1	8/9/2017
10.11	Purchase Agreement, dated as of December 1, 2015 by and between Nuance Communications, Inc. and Barclays Capital Inc. and Morgan Stanley & Co. LLC as representatives of the several initial purchasers listed on Schedule I thereto.	8-K	001-36056	10.1	12/2/2015
10.12	Stock Purchase Agreement, dated as of December 1, 2015 by and between Nuance Communications, Inc. and Paul Ricci.	8-K	001-36056	10.1	12/7/2015
10.13	Stock Purchase Agreement, dated March 9, 2016, by and among Nuance Communications, Inc. and the other parties thereto (collectively, the “Icahn Group”).	8-K	001-36056	10.1	3/10/2016
10.14	Promissory Note issued by Nuance Communications, Inc. to Icahn Capital LP, dated March 15, 2016.	8-K	001-36056	10.1	3/15/2016
10.15	Revolving Credit Agreement, dated April 15, 2016, among Nuance Communications, Inc., the lenders party thereto and Barclays Bank PLC as Administrative Agent.	8-K	001-36056	10.1	4/19/2016
10.16	Guarantee and Collateral Agreement, dated April 15, 2016 among Nuance Communications, Inc., certain Nuance subsidiaries and Barclays Bank PLC as Administrative Agent.	8-K	001-36056	10.2	4/19/2016

Incorporated by Reference
Exhibit Index #	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17	Purchase Agreement, dated as of June 14, 2016, by and among Nuance Communications, Inc., the subsidiary guarantors party thereto and Morgan Stanley & Co. LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein.	8-K	001-36056	10.1	6/17/2016
10.18	Transition and Severance Agreement between Nuance Communications, Inc. and Earl H. Devanny III dated August 31, 2016.	8-K	001-36056	10.1	9/7/2016
14.1	Registrant’s Code of Business Conduct and Ethics					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management compensation plan or arrangement

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

/s/ Paul A. Ricci
Date: 11/29/2017	Paul A. Ricci, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Daniel D. Tempesta
Date: 11/29/2017	Daniel D. Tempesta Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert J. Finocchio, Jr.
Date: 11/29/2017	Robert J, Finocchio, Jr., Director

/s/ Robert J. Frankenberg
Date: 11/29/2017	Robert J. Frankenberg, Director

/s/ William H. Janeway
Date: 11/29/2017	William H. Janeway, Director

/s/ Mark R. Laret
Date: 11/29/2017	Mark R. Laret, Director

/s/ Katharine A. Martin
Date: 11/29/2017	Katharine A. Martin, Director

/s/ Philip Quigley
Date: 11/29/2017	Philip Quigley, Director