Form 10-Q
period 2017-12-31
Nuance Communications, Inc.
filed 2018-02-09
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-27038
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

The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2018 was 293,699,330.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2017	2016
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Professional services and hosting	$259,027	$253,417
Product and licensing	161,810	151,752
Maintenance and support	80,808	82,489
Total revenues	501,645	487,658
Cost of revenues:
Professional services and hosting	172,528	164,892
Product and licensing	19,069	18,378
Maintenance and support	14,241	13,598
Amortization of intangible assets	15,356	15,542
Total cost of revenues	221,194	212,410
Gross profit	280,451	275,248
Operating expenses:
Research and development	73,366	66,322
Sales and marketing	101,960	101,516
General and administrative	52,892	39,790
Amortization of intangible assets	23,064	27,859
Acquisition-related costs, net	5,561	9,026
Restructuring and other charges, net	14,801	6,703
Total operating expenses	271,644	251,216
Income from operations	8,807	24,032
Other (expense) income:
Interest income	2,192	1,023
Interest expense	(36,070)	(38,021)
Other expense, net	(222)	(610)
Loss before income taxes	(25,293)	(13,576)
(Benefit) provision for income taxes	(78,521)	10,353
Net income (loss)	$53,228	$(23,929)
Net income (loss) per share:
Basic	$0.18	$(0.08)
Diluted	$0.18	$(0.08)
Weighted average common shares outstanding:
Basic	291,367	288,953
Diluted	295,995	288,953

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Net income (loss)	$53,228	$(23,929)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,515	(30,566)
Pension adjustments	116	118
Unrealized loss on marketable securities	(277)	(31)
Total other comprehensive income (loss), net	1,354	(30,479)
Comprehensive income (loss)	$54,582	$(54,408)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$398,461	$592,299
Marketable securities	112,044	251,981
Accounts receivable, less allowances for doubtful accounts of $13,013 and $14,333	432,552	395,392
Prepaid expenses and other current assets	105,411	88,269
Total current assets	1,048,468	1,327,941
Marketable securities	42,115	29,844
Land, building and equipment, net	172,748	176,548
Goodwill	3,600,768	3,590,608
Intangible assets, net	627,556	664,474
Other assets	145,902	142,508
Total assets	$5,637,557	$5,931,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$376,121
Contingent and deferred acquisition payments	15,506	28,860
Accounts payable	82,674	94,604
Accrued expenses and other current liabilities	193,406	245,901
Deferred revenue	427,541	366,042
Total current liabilities	719,127	1,111,528
Long-term debt	2,299,594	2,241,283
Deferred revenue, net of current portion	453,106	423,929
Deferred tax liabilities	35,769	131,320
Other liabilities	104,830	92,481
Total liabilities	3,612,426	4,000,541

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 297,243 and 293,938 shares issued and 293,492 and 290,187 shares outstanding, respectively	297	294
Additional paid-in capital	2,669,291	2,629,245
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(99,988)	(101,342)
Accumulated deficit	(527,681)	(580,027)
Total stockholders’ equity	2,025,131	1,931,382
Total liabilities and stockholders’ equity	$5,637,557	$5,931,923

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2017	2016
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$53,228	$(23,929)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,315	58,006
Stock-based compensation	37,986	39,130
Non-cash interest expense	13,341	13,039
Deferred tax (benefit) provision	(97,226)	2,006
Other	631	1,856
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(36,340)	(9,713)
Prepaid expenses and other assets	(18,972)	(15,999)
Accounts payable	(11,856)	(21,244)
Accrued expenses and other liabilities	3,099	5,841
Deferred revenue	87,899	75,907
Net cash provided by operating activities	86,105	124,900
Cash flows from investing activities:
Capital expenditures	(12,543)	(11,399)
Payments for business and asset acquisitions, net of cash acquired	(8,648)	(22,949)
Purchases of marketable securities and other investments	(32,447)	(72,797)
Proceeds from sales and maturities of marketable securities and other investments	159,805	10,105
Net cash provided by (used in) investing activities	106,167	(97,040)
Cash flows from financing activities:
Payments and redemption of debt	(331,172)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	495,000
Acquisition payments with extended payment terms	(16,880)	—
Net payments on other long-term liabilities	(65)	(87)
Proceeds from issuance of common stock from employee stock plans	6	45
Cash used to net share settle employee equity awards	(38,617)	(40,360)
Net cash (used in) provided by financing activities	(386,728)	454,598
Effects of exchange rate changes on cash and cash equivalents	618	(2,471)
Net (decrease) increase in cash and cash equivalents	(193,838)	479,987
Cash and cash equivalents at beginning of period	592,299	481,620
Cash and cash equivalents at end of period	$398,461	$961,607

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Presentation
The condensed consolidated financial statements include the accounts of Nuance Communications, Inc. (“Nuance”, “we”, "our", or “the Company”) and our wholly-owned subsidiaries. We prepared the unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements reflect all normal and recurring adjustments that, in our opinion, are necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.
Although we believe the disclosures included herein are adequate to ensure that the condensed consolidated financial statements are fairly presented, certain information and footnote disclosures to the financial statements have been condensed or omitted in accordance with the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements and the footnotes included herein should be read in conjunction with the audited financial statements and the footnotes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the three months ended December 31, 2017 and 2016, are not necessarily indicative of the results for the entire fiscal year or any future period.
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which requires income tax consequences of inter-company transfers of assets other than inventory to be recognized when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We early adopted the guidance during the first quarter of fiscal year 2018. As a result, deferred tax liabilities of $0.9 million arising from inter-company transfers in prior years were recognized and recorded against the beginning balance of accumulated deficit in the first quarter of fiscal year 2018. The adoption of the guidance does not have a material impact on our consolidated financial statements for any period presented.
Recently Issued Accounting Standards
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which is effective for fiscal years beginning after December 15, 2017 and the interim periods therein, with early adoption permitted. The guidance requires cash flows with multiple characteristics to be classified using a three-step process, including (i) determining whether explicit guidance is applicable, (ii) separating each identifiable source or use of cash flows, and (iii) determining the predominant source or use of cash flows when the source or use of cash flows cannot be separately identifiable. We are still evaluating the impact of the guidance on our consolidated financial statement.
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
3. Business Acquisitions
We continue to expand our solutions and integrate our technologies in new offerings through acquisitions. A summary of our acquisition activities for the three months ended December 31, 2017 and December 31, 2016 is as follows:
Fiscal Year 2018
In the first quarter of fiscal year 2018, we completed an acquisition in our Healthcare segment for a total cash consideration of $8.7 million and contingent payments at fair value of $0.5 million. As a result, we recognized goodwill of $6.8 million, and other intangible assets of $2.0 million, with a weighted average life of 2.0 years. The acquisition does not have a material impact on our condensed consolidated financial statements for the period.
Fiscal Year 2017
In the first quarter of fiscal year 2017, we completed several acquisitions in our Enterprise and Healthcare segments for a total cash consideration of $24.2 million and contingent payments at fair value of $1.7 million. As a result, we recognized goodwill of $15.7 million, and other intangible assets of $10.4 million, with a weighted average life of 6.0 years. Such acquisitions were not significant individually or in the aggregate.
Acquisition-Related Costs, net
Acquisition-related costs include costs related to business acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments, and other costs related to integration activities; (ii) professional service fees, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) fair value adjustments to acquisition-related contingencies.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of acquisition-related costs, net is as follows (dollars in thousands):

	Three Months Ended December 31,
	2017	2016
Transition and integration costs	$4,062	$3,710
Professional service fees	511	5,017
Acquisition-related adjustments	988	299
Total	$5,561	$9,026
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and intangible assets for the three months ended December 31, 2017 are as follows (dollars in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2017	$3,590,608	$664,474
Acquisitions (Note 3)	6,790	2,000
Purchase accounting adjustments	(348)	—
Amortization	—	(38,420)
Effect of foreign currency translation	3,718	(498)
Balance at December 31, 2017	$3,600,768	$627,556
5. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At December 31, 2017 and September 30, 2017, we had outstanding contracts with a total notional value of $82.4 million and $69.0 million, respectively.
We did not designate any forward contracts as hedging instruments for the three months ended December 31, 2017 or 2016. Therefore, changes in fair value of foreign currency forward contracts were recognized within other expense, net in our condensed consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our consolidated statement of cash flows.
A summary of the derivative instruments as of December 31, 2017 and September 30, 2017 is as follows (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	Fair Value
		December 31, 2017	September 30, 2017
Foreign currency forward contracts	Prepaid expenses and other current assets	$535	$220
Foreign currency forward contracts	Accrued expenses and other current liabilities	(65)	(373)

A summary of loss related to the derivative instruments for the three months ended December 31, 2017 and 2016 is as follows (dollars in thousands):

		Three Months Ended December 31,
Derivatives Not Designated as Hedges	Classification of Loss Recognized in Income	2017	2016
Foreign currency forward contracts	Other expense, net	$(397)	$(11,615)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
The determination of the applicable level within the hierarchy of a particular financial asset or liability depends on the lowest level of inputs that are significant to the fair value measurement as of the measurement date as follows:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Observable inputs other than those described as Level 1.

•	Level 3: Unobservable inputs that are supportable by little or no market activities and are based on significant assumptions and estimates.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and September 30, 2017 consisted of the following (dollars in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$245,036	$—	$—	$245,036
Time deposits(b)	—	99,774	—	99,774
Commercial paper, $38,069 at cost(b)	—	38,182	—	38,182
Corporate notes and bonds, $83,827 at cost(b)	—	83,532	—	83,532
Foreign currency exchange contracts(b)	—	535	—	535
Total assets at fair value	$245,036	$222,023	$—	$467,059
Liabilities:
Foreign currency exchange contracts(b)	$—	$(65)	$—	$(65)
Contingent acquisition payments(c)	—	—	(10,431)	(10,431)
Total liabilities at fair value	$—	$(65)	$(10,431)	$(10,496)

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$381,899	$—	$—	$381,899
Time deposits(b)	—	85,570	—	85,570
Commercial paper, $41,805 at cost(b)	—	41,968	—	41,968
Corporate notes and bonds, $74,150 at cost(b)	—	74,067	—	74,067
Foreign currency exchange contracts(b)	—	220	—	220
Total assets at fair value	$381,899	$201,825	$—	$583,724
Liabilities:
Foreign currency exchange contracts(b)	$—	$(373)	$—	$(373)
Contingent acquisition payments(c)	—	—	(8,648)	(8,648)
Total liabilities at fair value	$—	$(373)	$(8,648)	$(9,021)

(a)
Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.

(b)
Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or less. Commercial paper and corporate notes and bonds generally mature within three years and have a weighted average maturity of 0.54 years as of December 31, 2017 and 0.72 years as of September 30, 2017.

(c)	The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or probability-weighted discounted cash flow method.

As of September 30, 2017, $80.2 million of debt securities included within marketable securities were designated as held-to-maturity investments, which had a weighted average maturity of 0.27 years and an estimated fair value of $80.4 million based on Level 2 measurements. No debt securities were designated as held-to-maturity investments as of December 31, 2017.
The estimated fair value of our long-term debt approximated $2,627.2 million (face value $2,587.0 million) and $2,930.9 million (face value $2,918.1 million) as of December 31, 2017 and September 30, 2017, respectively, based on Level 2 measurements. The fair value of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of December 31, 2017 or September 30, 2017.
Additionally, contingent acquisition payments are recorded at fair values upon the acquisition, and remeasured in subsequent reporting periods with the changes in fair values recorded within acquisition-related costs, net. Such payments are contingent upon the achievement of specified performance targets and are valued using the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow model.
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for the three months ended December 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31,
	2017	2016
Balance at beginning of period	$8,648	$8,240
Earn-out liabilities established at time of acquisition	500	1,653
Payments and foreign currency translation	(17)	(1,498)
Adjustments to fair value included in acquisition-related costs, net	1,300	566
Balance at end of period	$10,431	$8,961
Contingent acquisition payments are to be made in periods through fiscal year 2019. As of December 31, 2017, the maximum amount payable based on the agreements was $25.1 million if the specified performance targets are achieved.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2017	September 30, 2017
Compensation	$103,991	$159,951
Cost of revenue related liabilities	22,066	20,124
Accrued interest payable	21,733	26,285
Consulting and professional fees	19,274	12,649
Facilities related liabilities	5,540	7,158
Sales and marketing incentives	4,190	3,655
Sales and other taxes payable	3,190	3,125
Other	13,422	12,954
Total	$193,406	$245,901
8. Deferred Revenue
Deferred maintenance revenue consists of prepaid fees received for post-contract customer support for our products, including telephone support and the right to receive unspecified upgrades/updates on a when-and-if-available basis. Unearned revenue includes fees for up-front setup of the service environment; fees charged for on-demand service; certain software arrangements for which we do not have fair value of post-contract customer support, resulting in ratable revenue recognition for the entire arrangement on a straight-line basis; and fees in excess of estimated earnings on percentage-of-completion service contracts.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred revenue consisted of the following (dollars in thousands):

	December 31, 2017	September 30, 2017
Current liabilities:
Deferred maintenance revenue	$171,980	$162,958
Unearned revenue	255,561	203,084
Total current deferred revenue	$427,541	$366,042
Long-term liabilities:
Deferred maintenance revenue	$62,494	$60,298
Unearned revenue	390,612	363,631
Total long-term deferred revenue	$453,106	$423,929
9. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, or arise outside of the ordinary course of our business.
The following table sets forth accrual activity relating to restructuring reserves for the three months ended December 31, 2017 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2017	$1,546	$9,159	$10,705
Restructuring charges, net	4,883	1,665	6,548
Non-cash adjustment	—	(298)	(298)
Cash payments	(5,392)	(1,753)	(7,145)
Balance at December 31, 2017	$1,037	$8,773	$9,810
While restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended December 31,
	2017					2016
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$2,513	$25	$2,538	$—	$2,538	$1,984	$277	$2,261	$—	$2,261
Mobile	400	11	411	—	411	213	—	213	—	213
Enterprise	262	2,360	2,622	—	2,622	424	607	1,031	—	1,031
Imaging	1,223	9	1,232	—	1,232	361	351	712	—	712
Corporate	485	(740)	(255)	8,253	7,998	669	664	1,333	1,153	2,486
Total	$4,883	$1,665	$6,548	$8,253	$14,801	$3,651	$1,899	$5,550	$1,153	$6,703

Fiscal Year 2018
During the three months ended December 31, 2017, we recorded restructuring charges of $6.5 million, which included $4.9 million related to the termination of approximately 160 employees and $1.7 million related to certain excess facilities. These actions were part of our initiatives to reduce costs and optimize processes. We expect the remaining outstanding severance of $1.0 million to be substantially paid during fiscal year 2018, and the remaining balance of $8.8 million related to excess facilities to be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
Additionally, during the three months ended December 31, 2017, we recorded $2.3 million related to the transition agreement of our CEO, and $6.0 million related to our remediation and restoration efforts after the malware incident that occurred in the third quarter of fiscal year 2017. The cash payments associated with the transition agreement are expected to be made during fiscal years 2018 and 2019.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2017
During the three months ended December 31, 2016, we recorded restructuring charges of $5.6 million. The restructuring charges for the three months ended December 31, 2016 included $3.7 million related to the termination of approximately 90 employees and $1.9 million related to certain excess facilities. These actions were part of our initiatives to reduce costs and optimize processes. The restructuring charges also included $1.9 million related to excess facilities. In addition, during the three months ended December 31, 2016, we recorded $1.2 million related to the transition agreement of our CEO.
10. Debt
At December 31, 2017 and September 30, 2017, we had the following long-term borrowing obligations (dollars in thousands):

	December 31, 2017	September 30, 2017
5.625% Senior Notes due 2026, net of deferred issuance costs of $5.5 million and $5.7 million, respectively. Effective interest rate 5.625%.	$494,453	$494,298
5.375% Senior Notes due 2020, net of unamortized premium of $0.9 million and $1.0 million, respectively, and deferred issuance costs of $2.1 million and $2.3 million, respectively. Effective interest rate 5.375%.	448,748	448,630
6.000% Senior Notes due 2024, net of deferred issuance costs of $2.0 million and $2.1 million, respectively. Effective interest rate 6.000%.	297,988	297,910
1.00% Convertible Debentures due 2035, net of unamortized discount of $135.0 million and $140.9 million, respectively, and deferred issuance costs of $6.6 million and $6.9 million, respectively. Effective interest rate 5.622%.	534,885	528,690
2.75% Convertible Debentures due 2031, net of unamortized discount of $1.5 million and deferred issuance costs of $0.1 million as of September 30, 2017. Effective interest rate 7.432%.	46,568	376,121
1.25% Convertible Debentures due 2025, net of unamortized discount of $90.2 million and $92.7 million, respectively, and deferred issuance costs of $4.1 million and $4.3 million, respectively. Effective interest rate 5.578%.	255,703	253,054
1.50% Convertible Debentures due 2035, net of unamortized discount of $40.1 million and $42.5 million, respectively, and deferred issuance costs of $1.4 million and $1.5 million, respectively. Effective interest rate 5.394%.	222,340	219,875
Deferred issuance costs related to our Revolving Credit Facility	(1,091)	(1,174)
Total debt	2,299,594	2,617,404
Less: current portion	—	376,121
Total long-term debt	$2,299,594	$2,241,283

The following table summarizes the maturities of our borrowing obligations as of December 31, 2017 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes	Total
2018	$—	$—	$—
2019	—	—	—
2020	—	450,000	450,000
2021	—	—	—
2022	310,463	—	310,463
Thereafter	1,026,488	800,000	1,826,488
Total before unamortized discount	1,336,951	1,250,000	2,586,951
Less: unamortized discount and issuance costs	(277,455)	(9,902)	(287,357)
Total long-term debt	$1,059,496	$1,240,098	$2,299,594

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after December 31, 2017.

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
In January 2017, we repurchased $600.0 million in aggregate principal amount of our 2020 Senior Notes using cash and cash equivalents and the net proceeds from our 2026 Senior Notes issued in December 2016. In January 2017, we recorded an extinguishment loss of $18.6 million. In accordance with the authoritative guidance for debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt, including any unamortized debt discount or issuance costs. Following this activity, $450.0 million in aggregate principal amount of our 2020 Senior Notes remains outstanding.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”) in a private placement. We used a portion of the proceeds to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 and to repay the aggregate principal balance of $472.5 million on the term loan. Upon the repurchase and repayment of debts in December 2015, we recorded an extinguishment loss of $4.9 million in other expense, net, in the accompanying consolidated statements of operations. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $27.22 per share. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of December 31, 2017, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our 1.5% 2035 Debentures. In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. In March 2017, we entered into separate privately negotiated agreements with certain holders of our 2031 Debentures to repurchase $17.8 million in aggregate principal with proceeds received from the issuance of our 1.25% Senior Convertible Debentures issued in March 2017. Following these activities, $377.7 million in aggregate principal amount of our 2031 Debentures remained outstanding as of September 30, 2017, which was included within the total current liabilities.
In November 2017, holders of approximately $331.2 million in aggregate principal amount of the outstanding 2031 Debentures exercised their right to require us to repurchase such debentures. Following the repurchase, $46.6 million in aggregate principal amount of the 2031 Debentures remains outstanding. On or after November 6, 2017, we have the right to call for redemption of some or all of the remaining outstanding 2031 Debentures.
1.25% Convertible Debentures due 2025
In March 2017, we issued $350.0 million in aggregate principal amount of 1.25% Senior Convertible Debentures due in 2025 (the “1.25% 2025 Debentures”) in a private placement. The proceeds were approximately $343.6 million, net of issuance costs. We used a portion of the proceeds to repurchase 5.8 million shares of our common stock for $99.1 million and $17.8 million in aggregate principal on our 2031 Debentures. We used the remaining net proceeds, together with cash on hand to redeem and retire $331.2 million of our outstanding 2031 Debentures in November 2017. The 1.25% 2025 Debentures bear interest at 1.25% per year, payable in cash semi-annually in arrears, beginning on October 1, 2017. The 1.25% 2025 Debentures mature on April 1, 2025. The 1.25% 2025 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.25% 2025 Debentures. The 1.25% 2025 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.

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
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $22.22 per share, subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter beginning after June 30, 2017 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2017, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021. As of December 31, 2017, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Facility”), which expires on April 15, 2021, provides for aggregate borrowing commitments of $242.5 million, including the revolving facility loans, the swingline loans and issuance of letters of credit. As of December 31, 2017, after taking into account the outstanding letters of credit of $4.5 million, we had $238.0 million available for additional borrowing under the Revolving Credit Facility. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. As of December 31, 2017, we are in compliance with all the debt covenants.
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
There were no share repurchases for the three months ended December 31, 2017 or 2016. Since the commencement of the program, we have repurchased an aggregate of 46.5 million shares for $806.6 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of December 31, 2017, approximately $193.4 million remained available for future repurchases under the program.
12. Net Income (Loss) Per Share
The following table sets forth the computation for basic and diluted net income (loss) per share (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2017	2016
Numerator:
Net income (loss)	$53,228	$(23,929)
Denominator:
Weighted average common shares outstanding - Basic	291,367	288,953
Dilutive effect of employee stock compensation plans	4,628	—
Weighted average common shares outstanding — diluted	295,995	288,953
Net income (loss) per share:
Basic	$0.18	$(0.08)
Diluted	$0.18	$(0.08)

For the three months ended December 31, 2017 and 2016, respectively, 0.1 million and 7.1 million shares of anti-dilutive equity instruments issued under our employee stock compensation plans were excluded from the computation of diluted net income (loss) per share. 2.2 million and 2.8 million shares of contingently issuable awards were excluded from the determination of dilutive net income per share as the conditions were not met if the end of the reporting period would be the end of the performance period. For the three months ended December 31, 2016, there was no dilutive effect of equity instruments as the impact of these items was anti-dilutive due to the net loss incurred during the period.
13. Stock-Based Compensation
We recognize stock-based compensation expense over the requisite service period. Our share-based awards are classified within equity. The amounts included in the condensed consolidated statements of operations relating to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended December 31,
	2017	2016
Cost of professional services and hosting	$7,407	$8,410
Cost of product and licensing	266	92
Cost of maintenance and support	1,204	977
Research and development	9,696	8,490
Sales and marketing	10,676	11,969
General and administrative	8,737	9,192
Total	$37,986	$39,130

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The table below summarizes activities related to stock options for the three months ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2017	23,807	$15.39
Exercised	(1,859)	$3.41
Outstanding at December 31, 2017	21,948	$16.40	2.8 years	$0.1	million
Exercisable at December 31, 2017	21,939	$16.41	2.8 years	$0.1	million
Exercisable at December 31, 2016	1,050,038	$16.29	1.0 year	$0.2	million

(a)	The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of December 31, 2017 ($16.35) over the exercise price of the underlying options.
The aggregate intrinsic value of stock options exercised during the three months ended December 31, 2017 and 2016 was $0.02 million and $0.7 million, respectively.

Restricted Units
Restricted units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the three months ended December 31, 2017:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2017	5,043,931	6,477,164
Granted	688,999	4,263,946
Earned/released	(1,687,862)	(3,614,185)
Forfeited	(893,287)	(168,642)
Outstanding at December 31, 2017	3,151,781	6,958,283
Weighted average remaining recognition period of outstanding restricted units	1.2 years	1.8 years
Unrecognized stock-based compensation expense of outstanding restricted units	$45.0 million	$79.8 million
Aggregate intrinsic value of outstanding restricted units(a)	$51.5 million	$113.9 million

(a)
The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of December 31, 2017 ($16.35) over the purchase price of the underlying restricted units.

A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Three Months Ended December 31,
	2017	2016
Weighted-average grant-date fair value per share	$14.92	$15.90
Total intrinsic value of shares vested (in millions)	$84.7	$88.3

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Income Taxes
The components of loss before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2017	2016
Domestic	$(40,031)	$(47,583)
Foreign	14,738	34,007
Loss before income taxes	$(25,293)	$(13,576)
The components of (benefit) provision for income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2017	2016
Domestic	$(80,866)	$4,159
Foreign	2,345	6,194
(Benefit) provision for income taxes	$(78,521)	$10,353
Effective tax rate	310.4%	(76.3)%
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a hybrid territorial tax system, and imposing a one-time repatriation tax on foreign cash and earnings.
We are currently assessing the impact of the realization of deferred tax assets, remeasurement of deferred taxes at lower rates, and the provision for a one-time repatriation tax. Based on our preliminary assessment, we recorded a provisional amount of income tax benefit for the three months ended December 31, 2017, reflecting a benefit of approximately $96 million related to changes in the carrying value of certain deferred tax assets and liabilities, offset in part by an expense of approximately $14 million related to deemed repatriation of foreign cash and earnings. The provisional amounts above were based upon the estimate of (i) temporary differences at the end of the upcoming tax year, (ii) the timing of the temporary differences expected to reverse, (iii) foreign earnings and profits, and (iv) foreign income taxes. The assessment is incomplete as of December 31, 2017. As our assessment is ongoing, these amounts may materially change as we revise our assumptions and estimates based on new information available to us, changes in our interpretations, additional guidance to be issued, and actions we may take as a result of the TCJA.
Additionally, we are still evaluating the full impact of other provisions of the TCJA, which may materially increase or decrease our income tax provision. The assessment is expected to be completed no later than the first quarter of fiscal year 2019.
15. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of December 31, 2017, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
Guarantees and Other
We include indemnification provisions in the contracts we enter with customers and business partners. Generally, these provisions require us to defend claims arising out of our products’ infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In most, but not all cases, our total liability under such provisions is limited to either the value of

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the contract or a specified, agreed upon amount. In some cases, our total liability under such provisions is unlimited. In many, but not all cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments we could be required to make under all the indemnification provisions is unlimited, we believe the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.
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
16. Segment and Geographic Information
During the first quarter of fiscal year 2018, we commenced a reorganization of our segment reporting structure based on the growth of each business and the evolving industry vertical in which it participates. Such reorganization will allow our Chief Operating Decision Maker ("CODM") greater focus on implementing strategic initiatives and identifying future investment opportunities. In January 2018, we publicly announced that, in addition to the previously communicated intent to establish the automotive business as a separate reportable segment and business line, we will also merge the Communications Service Provider (CSP, or Mobile Operator Services) business line into the Enterprise segment to form a consolidated focus on our business in the telecommunications market. In connection with the ongoing reorganization, we are currently implementing changes to our reporting processes to facilitate operating segment reporting. As a transition, during the first quarter of fiscal year 2018, segment information compiled and presented to our CODM still reflects the existing segment structure. As a result, segment information for the three months ended December 31, 2017 and 2016 below was presented in manner consistent with the level of discrete financial information included within our CODM review package. We expect that the reorganization efforts will be completed in the second quarter of fiscal year 2018, and the presentation of our segment information will reflect the reorganized segment reporting structure upon completion of the reorganization. Additionally, we are continuing the process of identifying and assessing other initiatives to better align our segment reporting structure with our long-term strategies.
Our CODM regularly reviewed segment revenues and segment profits for performance evaluation and resources allocation. Segment revenues include certain acquisition-related adjustments for revenues that would otherwise have been recognized without the acquisition. Segment profits reflect controllable costs directly related to each segment and the allocation of certain corporate expenses such as, corporate sales and marketing expenses and research and development project costs that benefit multiple segments. Certain items such as stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, other expenses, net and certain unallocated corporate expenses are excluded from segment profits, which allow for more meaningful comparisons to the financial results of the historical operations for the performance evaluation and resources allocation by our CODM.

•
The Healthcare segment is primarily engaged in clinical speech and clinical language understanding solutions that improve the clinical documentation process, from capturing the complete patient record to improving clinical documentation and quality measures for reimbursement.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by operating segment. Consequently, it is not practical to show assets or depreciation by operating segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three Months Ended
	December 31,
	2017	2016
Segment revenues:
Healthcare	$245,535	$239,208
Mobile	89,829	91,784
Enterprise	117,831	112,938
Imaging	55,630	52,089
Total segment revenues	508,825	496,019
Less: acquisition-related revenues adjustments	(7,180)	(8,361)
Total revenues	501,645	487,658
Segment profit:
Healthcare	77,419	78,567
Mobile	25,423	33,471
Enterprise	38,935	31,958
Imaging	15,643	17,616
Total segment profit	157,420	161,612
Corporate expenses and other, net	(44,665)	(30,959)
Acquisition-related revenues	(7,180)	(8,361)
Stock-based compensation	(37,986)	(39,130)
Amortization of intangible assets	(38,420)	(43,401)
Acquisition-related costs, net	(5,561)	(9,026)
Restructuring and other charges, net	(14,801)	(6,703)
Other expenses, net	(34,100)	(37,608)
Loss before income taxes	$(25,293)	$(13,576)
No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2017	2016
United States	$364,286	$349,170
International	137,359	138,488
Total revenues	$501,645	$487,658

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Supplemental Cash Flow Information

Cash paid for Interest and Income Taxes:

	Three Months Ended December 31,
	2017	2016
	(Dollars in thousands)
Interest paid	$27,281	$11,069
Income taxes paid	$4,600	$4,205
Non-Cash Investing and Financing Activities:
From time to time, we issue shares of our common stock in connection with our business and asset acquisitions, including shares issued as payment for acquisitions, shares initially held in escrow, and shares issued as payment for contingent consideration, which is discussed in Note 3.

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
Business Trends

•
Healthcare. Within our healthcare business, our customers are shifting away from solely using hosted transcription services towards more integrated solutions that combine both Dragon Medical cloud solutions and hosted transcription services. The volume processed in our hosted transcription services has continued to decline as customers implement electronic medical record systems and our Dragon Medical solutions. This negative trend was partially offset by new customer wins and higher demands for integrated solutions. Additionally, customers continued to shift away from perpetual licenses towards hosting solutions, which enable the expansion of our Dragon Medical cloud solutions to include new clinical language understanding and Artificial Intelligence ("AI") innovations, providing real time queries to the physician at the point of care.

•
Mobile. Our Mobile segment continued to benefit from the increasing demands for specialized virtual assistants and connected car services built on voice recognition and natural language understanding as automotive manufacturers compete to incorporate specialized virtual assistants in their product offerings to deliver a more integrated and personalized driving experience. We continue to strengthen our position in the fast-growing connected car market by partnering with new customers and expanding our offerings to existing customers. The positive trend in automotive is offset in part by the negative effect of the consolidation of the mobile devices industry and the current headwinds in our Mobile Operator Services.

•
Enterprise. Strong demands for our omni-channel engagement solutions powered by AI continued to fuel revenue growth within our Enterprise segment. Additionally, the segment benefited from the strengths in our digital messaging solutions and our Engines and Analytics offers, along with solid performance in our professional services. We continued to enhance our technology capabilities with intelligent self-service and artificial intelligence for customer service, extend the market for our on-demand omni-channel enterprise solutions into international markets, expand our sales and solutions for biometrics, and expand our core products and services portfolio.

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

Key Metrics
A summary of key financial metrics for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, is as follows:

•	Total revenues increased by $14.0 million to $501.6 million;

•	Net income increased by $77.2 million to $53.2 million;

•	Gross margins decreased by 0.5 percentage points to 55.9%;

•	Operating margins decreased by 3.2 percentage points to 1.8%; and

•	Cash provided by operating activities decreased by $38.8 million to $86.1 million.
As of December 31, 2017, as compared to December 31, 2016:

•	Total deferred revenue increased by 9.7% from $802.5 million to $880.6 million primarily driven by continued growth of our automotive connected services.
A summary of key operating metrics for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, is as follows:

•	Net new bookings increased by 10.0% from one year ago to $418.4 million. The net new bookings growth was primarily driven by our automotive business and Enterprise solutions.
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

•
Recurring revenue represented 70.8% and 72.4% of total revenue for three months ended December 31, 2017 and December 31, 2016, respectively. Recurring revenue represents the sum of recurring hosting, product and licensing, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements.

•
Annualized line run-rate in our on-demand healthcare solutions decreased by 28% from a year ago to approximately 3.3 billion lines per year. The decrease was primarily due to the continued erosion in our transcription services and the impact of the malware incident that occurred in the third quarter of fiscal year 2017. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four.

•
Estimated three-year value of total on-demand contracts at December 31, 2017 decreased by 6% from a year ago to approximately $2.3 billion. The decrease was primarily due to the continued erosion in our transcription services and the impact of the malware incident, offset by growth in our Dragon Medical cloud and automotive solutions. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on assumptions used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved, and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

Cybersecurity & Data Privacy Matters
On June 27, 2017, Nuance was a victim of the global NotPetya malware incident (the “Malware Incident”). The NotPetya malware affected certain Nuance systems, including systems used by our healthcare customers, primarily for transcription services, as well as systems used by our imaging division to receive and process orders. For fiscal year 2017, we estimate that we lost approximately $68.0 million in revenues, primarily in our Healthcare segment, due to the service disruption and the reserves we established for customer refund credits related to the Malware Incident. Additionally, we incurred incremental costs of approximately $24.0 million for fiscal year 2017 as a result of our remediation and restoration efforts, as well as incremental amortization expenses. Although the direct effects of the Malware Incident were remediated during fiscal year 2017, as explained below, the Malware Incident had a continued effect on our results of operations in the first quarter of fiscal year 2018 including contributing to: a year-over-year decline in the annualized line run-rate in our on-demand healthcare solutions and in the estimated three-year value of on-demand contracts; a year-over-year decline in hosted revenue and an increase in restructuring and other charges. In addition, we expect to expend additional resources during fiscal year 2018 and beyond to continue to enhance and upgrade information security.
In addition, in December 2017, an unauthorized third party illegally accessed reports hosted on a Nuance transcription platform. This incident was limited in scope to records of approximately 45,000 individuals and was isolated to a single transcription platform that was promptly shutdown. Customers using that platform were notified of the incident and were migrated to our eScription transcription platforms. We also notified law enforcement authorities and have cooperated in their investigation into the matter. This incident did not have a material effect on our financial results for the first quarter of fiscal year 2018 and is not expected to have a material effect on our financial results for future periods. Future cybersecurity or data privacy incidents could have a material adverse effect on our results of operations.  See “Risk Factors - Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit our growth.”.
RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Professional services and hosting	$259.0	$253.4	$5.6	2.2%
Product and licensing	161.8	151.8	10.1	6.6%
Maintenance and support	80.8	82.5	(1.7)	(2.0)%
Total Revenues	$501.6	$487.7	$14.0	2.9%
United States	$364.3	$349.2	$15.1	4.3%
International	137.4	138.5	(1.1)	(0.8)%
Total Revenues	$501.6	$487.7	$14.0	2.9%
The geographic split for the three months ended December 31, 2017, was 73% of total revenues in the United States and 27% internationally, as compared to 72% of total revenues in the United States and 28% internationally for the same period last year.

Professional Services and Hosting Revenue
Professional services revenue primarily consists of consulting, implementation and training services for customers. Hosting revenue primarily relates to delivering on-demand hosted services, such as medical transcription, automated customer care applications, mobile operator services, mobile infotainment and search and transcription, over a specified term. The following table shows professional services and hosting revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Professional services revenue	$73.9	$60.1	$13.8	22.9%
Hosting revenue	185.1	193.3	(8.1)	(4.2)%
Professional services and hosting revenue	$259.0	$253.4	$5.6	2.2%
As a percentage of total revenue	51.6%	52.0%
Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016
Hosting revenue decreased by $8.1 million, or 4.2%. The decreases were primarily due to lower hosting revenue in our Healthcare segment due to the continued erosion in transcription services, and the negative impact of the Malware Incident, offset in part by the positive effect of customers' transition to our Dragon cloud-based solutions.
Professional services revenue increased by $13.8 million, or 22.9%. The increases were primarily due to higher revenue from professional services related to Dragon Medical offerings in our Healthcare segment.
As a percentage of total revenue, professional services and hosting revenue decreased from 52.0% to 51.6%, primarily due to lower hosting revenue in our Healthcare segment discussed above.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Product and licensing revenue	$161.8	$151.8	$10.1	6.6%
As a percentage of total revenue	32.3%	31.1%
Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016
Product and licensing revenue increased by $10.1 million, or 6.6%. As a percentage of total revenue, product and licensing revenue increased from 31.1% to 32.3%. The increases were primarily due to higher product and licensing revenue in our Healthcare segment, primarily due to higher revenue from diagnostics solutions due to recent acquisitions and the growth in clinical documentation improvement solutions.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Maintenance and support revenue	$80.8	$82.5	$(1.7)	(2.0)%
As a percentage of total revenue	16.1%	16.9%
Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016
Maintenance and support revenue decreased by $1.7 million, or 2.0%. As a percentage of total revenue, maintenance and support revenue decreased from 16.9% to 16.1%. The decreases were primarily due to lower maintenance and support revenue in Healthcare as customers continued to transition from product licenses to cloud-based solutions.

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

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Cost of professional services and hosting revenue	$172.5	$164.9	$7.6	4.6%
As a percentage of professional services and hosting revenue	66.6%	65.1%
Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016
The increase in cost of professional services and hosting revenue was primarily due to the growth in our Dragon Medical offerings, offset in part by the decline in transcription services revenue. Gross margins decreased by 1.5 percentage points primarily due to the gross margin decline in our transcription services, and the increase in healthcare consulting service engagements that contributed lower margin, offset in part by a favorable shift in revenue mix towards higher margin Dragon Medical offerings from lower margin transcription services.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Cost of product and licensing revenue	$19.1	$18.4	$0.7	3.8%
As a percentage of product and licensing revenue	11.8%	12.1%
Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016
Cost of product and licensing revenue increased by $0.7 million, or 3.8%. Gross margins increased 0.3 percentage points, primarily driven by margin improvement in Dragon Medical perpetual licenses due to growth in international markets.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Cost of maintenance and support revenue	$14.2	$13.6	$0.6	4.7%
As a percentage of maintenance and support revenue	17.6%	16.5%
Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016
Cost of maintenance and support revenue increased by $0.6 million, or 4.7%, primarily due to lower maintenance and support revenue. Gross margins decreased by 1.1 percentage points primarily due to lower margin on Dragon Medical maintenance and support services.

Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Research and development expense	$73.4	$66.3	$7.0	10.6%
As a percentage of total revenue	14.6%	13.6%
Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016
Research and development expense increased by $7.0 million, or 10.6%, primarily due to higher compensation expenses as a result of higher R&D headcount as we continue to enhance our R&D capability and invest in new technologies while optimizing our cost structure by shifting certain R&D activities to lower cost regions.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Sales and marketing expense	$102.0	$101.5	$0.4	0.4%
As a percentage of total revenue	20.3%	20.8%
Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016
Sales and marketing expense increased by $0.4 million, or essentially flat, as the increase in travel and entertainment expenses were offset by the lower compensation expense.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
General and administrative expense	$52.9	$39.8	$13.1	32.9%
As a percentage of total revenue	10.5%	8.2%
Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016
General and administrative expense increased by $13.1 million, or 32.9%, primarily due to higher professional fees related to identifying and evaluating strategic initiatives, higher expenses related to upgrading our technological infrastructure, and higher compensation expense related to increased administrative headcount.

Amortization of Intangible Assets
Amortization of acquired patents and technologies are included in cost of revenue and the amortization of acquired customer and contractual relationships, non-compete agreements, acquired trade names and trademarks, and other intangibles are included in operating expenses. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of the customer relationships are being realized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was recorded as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Cost of revenue	$15.4	$15.5	$(0.2)	(1.2)%
Operating expenses	23.1	27.9	(4.8)	(17.2)%
Total amortization expense	$38.4	$43.4	$(5.0)	(11.5)%
As a percentage of total revenue	7.7%	8.9%
The decrease in total amortization of intangible assets for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, is primarily due to certain intangible assets which became fully amortized during fiscal year 2017.
Acquisition-Related Costs, Net
Acquisition-related costs include costs related to business acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs, earn-out payments, and other costs related to integration activities; (ii) professional service fees, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) fair value adjustments to acquisition-related contingencies. A summary of the acquisition-related costs is as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Transition and integration costs	$4.1	$3.7	$0.4	9.5%
Professional service fees	0.5	5.0	(4.5)	(89.8)%
Acquisition-related adjustments	1.0	0.3	0.7	230.4%
Total acquisition-related costs, net	$5.6	$9.0	$(3.5)	(38.4)%
As a percentage of total revenue	1.1%	1.9%
Acquisition-related costs, net for the three months ended December 31, 2017 decreased by $3.5 million, primarily due to the decrease in professional services fees driven by reduced acquisition activities in the first quarter of fiscal year 2018.
Restructuring and Other Charges, Net
While restructuring and other charges, net are excluded from segment profits, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended December 31,
	2017					2016
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$2,513	$25	$2,538	$—	$2,538	$1,984	$277	$2,261	$—	$2,261
Mobile	400	11	411	—	411	213	—	213	—	213
Enterprise	262	2,360	2,622	—	2,622	424	607	1,031	—	1,031
Imaging	1,223	9	1,232	—	1,232	361	351	712	—	712
Corporate	485	(740)	(255)	8,253	7,998	669	664	1,333	1,153	2,486
Total	$4,883	$1,665	$6,548	$8,253	$14,801	$3,651	$1,899	$5,550	$1,153	$6,703
Fiscal Year 2018
During the three months ended December 31, 2017, we recorded restructuring charges of $6.5 million, which included $4.9 million related to the termination of approximately 160 employees and $1.7 million related to certain excess facilities. These actions were part of our initiatives to reduce costs and optimize processes. We expect the remaining outstanding severance of $1.0 million to be substantially paid during fiscal year 2018, and the remaining balance of $8.8 million related to excess facilities to be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
Additionally, during the three months ended December 31, 2017, we recorded $2.3 million related to the transition agreement of our CEO, and $6.0 million related to our remediation and restoration efforts after the malware incident that occurred in the third quarter of fiscal year 2017. The cash payments associated with the transition agreement are expected to be made during fiscal years 2018 and 2019.
Fiscal Year 2017
During the three months ended December 31, 2016, we recorded restructuring charges of $5.6 million. The restructuring charges for the three months ended December 31, 2016 included $3.7 million related to the termination of approximately 90 employees and $1.9 million related to certain excess facilities. These actions were part of our initiatives to reduce costs and optimize processes. The restructuring charges also included $1.9 million related to excess facilities. In addition, during the three months ended December 31, 2016, we recorded $1.2 million related to the transition agreement of our CEO.

Other Expense, Net
A summary of other expenses, net is as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
Interest income	$2.2	$1.0	$1.2	114.3%
Interest expense	(36.1)	(38.0)	2.0	(5.1)%
Other expense, net	(0.2)	(0.6)	0.4	(63.6)%
Total other expense, net	$(34.1)	$(37.6)	$3.5	(9.3)%
As a percentage of total revenue	6.8%	7.7%

Interest expense for the three months ended December 31, 2017 decreased $2.0 million, as compared to three months ended December 31, 2016, was mainly due to the repurchase of $600.0 million in aggregate principal amount of our 2020 Senior Notes in January 2017. The decrease was partially offset by the issuance of $500.0 million 5.625% Senior Notes in the December 2016, the net proceeds of which were used for a portion of that repurchase.
Provision for Income Taxes
The following table shows the (benefit) provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2017	2016
(Benefit) provision for income taxes	$(78.5)	$10.4	$(88.9)	(858.4)%
Effective income tax rate	310.4%	(76.3)%
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a hybrid territorial tax system, and imposing a one-time repatriation tax on foreign cash and earnings.
We are currently assessing the impact of the realization of deferred tax assets, remeasurement of deferred taxes at lower rates, and a provision for the one-time repatriation tax. Based on our preliminary assessment, we recorded a provisional amount of income tax benefit for the three months ended December 31, 2017, reflecting a benefit of approximately $96 million related to changes in carrying value of certain deferred tax assets and liabilities, offset in part by an expense of approximately $14 million related to deemed repatriation of foreign cash and earnings. The provisional amounts above were based on the estimate of (i) temporary differences at the end of the upcoming tax year, (ii) the timing of the temporary differences expected to reverse, (iii) foreign earnings and profits, and (iv) foreign taxes. The assessment is incomplete as of December 31, 2017. As our assessment is ongoing, these amounts may materially change as we revise our assumptions and estimates based on new information available to us, changes in our interpretations, additional guidance to be issued, and actions we may take as a result of the TCJA.
Additionally, we are still evaluating the full impact of other provisions of the TCJA, which may materially increase or decrease our income tax provision. The assessment is expected to be completed no later than the first quarter of fiscal year 2019.

SEGMENT ANALYSIS
During the first quarter of fiscal year 2018, we commenced a reorganization of our segment reporting structure based on the growth of each business and the evolving industry vertical in which it participates. Such reorganization will allow our Chief Operating Decision Maker ("CODM") greater focus on implementing strategic initiatives and identifying future investment opportunities. In January 2018, we publicly announced that, in addition to the previously communicated intent to establish the automotive business as a separate reportable segment and business line, we will also merge the Communications Service Provider (CSP, or Mobile Operator Services) business line into the Enterprise segment to form a consolidated focus on our business in the telecommunications market. In connection with the ongoing reorganization, we are currently implementing changes to our reporting processes to facilitate operating segment reporting. As a transition, during the first quarter of fiscal year 2018, segment information compiled and presented to our CODM still reflects the existing segment structure. As a result, segment information for the three months ended December 31, 2017 and 2016 below was presented in manner consistent with the level of discrete financial information included within our CODM review package. We expect that the reorganization efforts will be completed in the second quarter of fiscal year 2018, and the presentation of our segment information will reflect the reorganized segment reporting structure upon completion of the reorganization. Additionally, we are continuing the process of identifying and assessing other initiatives to better align our segment reporting structure with our long-term strategies.
The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended		Change	Percent Change
	December 31,
	2017	2016
Segment Revenues(a):
Healthcare	$245.5	$239.2	$6.3	2.6%
Mobile	89.8	91.8	(2.0)	(2.1)%
Enterprise	117.8	112.9	4.9	4.3%
Imaging	55.6	52.1	3.5	6.8%
Total segment revenues	$508.8	$496.0	$12.8	2.6%
Less: acquisition related revenues adjustments	(7.2)	(8.4)	1.2	(14.1)%
Total revenues	$501.6	$487.7	$13.9	2.9%
Segment Profit:
Healthcare	$77.4	$78.6	$(1.2)	(1.5)%
Mobile	25.4	33.5	(8.1)	(24.0)%
Enterprise	38.9	32.0	6.9	21.8%
Imaging	15.6	17.6	(2.0)	(11.2)%
Total segment profit	$157.4	$161.6	$(4.2)	(2.6)%
Segment Profit Margin
Healthcare	31.5%	32.8%	(1.3)
Mobile	28.3%	36.5%	(8.2)
Enterprise	33.0%	28.3%	4.7
Imaging	28.1%	33.8%	(5.7)
Total segment profit margin	30.9%	32.6%	(1.6)

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016

•
Healthcare segment revenue increased by $6.3 million, or 2.6%, primarily due to higher revenue from Dragon Medical offerings and diagnostic solutions, offset by in part by lower revenue from our transcription services revenue due to the continued erosion, and the negative impact of the Malware Incident.

•
Mobile segment revenue decreased by $2.0 million, or 2.1%, primarily as higher revenue from our automotive solutions was more than offset by lower revenues from Mobile Operator Services and devices. Revenue from automotive solutions increased by $2.6 million driven by the increasing demand for a more integrated and personalized driving experience. Revenue from

Mobile Operator Services decreased by $2.4 million primarily due to slower-than-expected penetration in international markets. Devices revenue decreased by $2.2 million primarily driven by the continued decline driven by consolidation of the mobile devices industry.

•
Enterprise segment revenue increased by $4.9 million, or 4.3%, primarily due to higher revenue from our omni-channel offerings and continued strength in our on-premise portfolios, which reflected the increase in use of mobile applications and websites for customer relationship management, offset in part by the decrease in our on-demand solutions.

•	Imaging segment revenues increased by $3.5 million, or 6.8%, primarily due to higher product and licensing revenue from our print management solutions.
Segment Profit
Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016

•
Healthcare segment profit decreased by $1.2 million, or 1.5%, as the increase in segment revenue was more than offset by the effect of lower gross margin, which reflected the continued erosion of the transcription services and certain professional services arrangements that carried lower margin, offset in part by the positive effect of customers' transition to higher margin Dragon Medical cloud-based solutions. Segment profit margin decreased by 1.3 percentage points to 31.5% as the effect of lower gross margin was offset in part by lower operating expenses margin, which reflected essentially flat operating expenses on higher revenue for the current period.

•
Mobile segment profit decreased by $8.1 million, or 24.0%, primarily due to declines in segment revenue and gross margin, and higher R&D expenses. Gross margin decline was primarily driven by our investment in automotive technologies and increased headcount for future business needs. Higher R&D expenses was primarily driven by our increased investment in new technologies to support future growth. Segment profit margin decreased by 8.2 percentage points to 28.3% primarily due to lower gross margin and higher operating expenses margin, driven by higher R&D expenses for the current period.

•
Enterprise segment profit increased by $6.9 million, or 21.8%, primarily due to higher segment revenue and gross margin and lower operating expenses. Higher gross margin was primarily driven by margin expansion in our omni-channel offerings. Total operating expenses decreased as higher R&D expenses was more than offset by lower commission expense due to change in commission structure in the current period. Segment profit margin increased by 4.7 percentage points to 33.0%, due to higher gross margin and lower operating expenses margin.

•
Imaging segment profit decreased by $2.0 million, or 11.2%, as increases in segment revenue and gross margin were more than offset by higher sales and marketing expenses. Gross margin benefited from a favorable shift in revenue mix towards higher margin licensing revenue from lower margin product revenue. Sales and marketing expenses increased primarily due to higher compensation expenses as the segment ramped up its sales and marketing capacity. Segment profit margin decreased by 5.7 percentage points to 28.1% as the gross margin improvement was more than offset by higher operating expenses margin.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
We had cash and cash equivalents and marketable securities of $552.6 million as of December 31, 2017, a decrease of $321.5 million from $874.1 million as of September 30, 2017. Our working capital, as defined by total current assets less total current liabilities, was $329.3 million as of December 31, 2017, compared to $216.4 million as of September 30, 2017. Additionally, we had availability of $238.0 million under our revolving credit facility as of December 31, 2017. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $174.1 million and $148.6 million, respectively, as of December 31, 2017 and September 30, 2017. As more fully described in Note 14 to the accompanying condensed consolidated financial statement, as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"), we recorded a provisional amount of one-time repatriation tax of approximately $14 million on foreign cash and earnings. The actual impact of the TCJA may differ materially from our estimate due to changes in our interpretations and assumptions, additional guidance to be issued, and actions we may take as a result of the TCJA.
In connection with the assessment of the impact of the TCJA, we are currently evaluating our indefinite reinvestment assertion related to foreign cash and earnings.
Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended December 31, 2017, was $86.1 million, a decrease of $38.8 million from cash provided by operating activities of $124.9 million for the three months ended December 31, 2016. The net decrease was primarily due to:

•	A decrease of $27.8 million due to lower net income, excluding non-cash adjustments;

•	A decrease of $23.0 million due to unfavorable changes in working capital, primarily due to the timing of billing and cash payments; and

•
Partially offset by an increase of $12.0 million from changes in deferred revenue. Deferred revenue had a positive effect of $87.9 million on operating cash flows for the three months ended December 31, 2017, as compared to $75.9 million for the three months ended December 31, 2016, primarily driven by continued growth of our automotive connected services.

Cash Provided by Investing Activities
Cash provided by investing activities for the three months ended December 31, 2017, was $106.2 million, an increase of $203.2 million from cash used in investing activities of $97.0 million for the three months ended December 31, 2016. The net increase was primarily due to:

•	An increase of $149.7 million from the sale of marketable securities and other investments;

•	A decrease of $14.3 million for business and asset acquisitions; and

•	A decrease of $40.4 million for purchases of marketable securities and other investments.
Cash Used in Financing Activities
Cash used in financing activities for the three months ended December 31, 2017, was $386.7 million, an increase of $841.3 million from cash provided by financing activities of $454.6 million for the three months ended December 31, 2016. The net increase was primarily due to:

•
An increase of $331.2 million from the redemption of our 2.75% Convertible Debentures due 2031 during the three months ended December 31, 2017. In November 2017, holders of approximately $331.2 million in aggregate principal amount of the outstanding 2031 Debentures exercised their right to require us to repurchase such debentures;

•
A decrease of $495.0 million from new debt issuance. During the three months ended December 31, 2016, the net cash inflows from debt activities was $495.0 million from the issuance of 5.625% Senior Notes due 2026;

•	An increase of $16.9 million related to acquisition payments with extended payment terms; and

•
Partially offset by a decrease of $1.7 million as a result of lower cash payments required to net share settle employee equity awards, due to a decrease in vesting value as a result of lower stock prices during the three months ended December 31, 2017 as compared to the same period in the prior year.

Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 10 to the accompanying condensed consolidated financial statements.
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
There were no share repurchases for the three months ended December 31, 2017 or 2016. Since the commencement of the program, we have repurchased an aggregate of 46.5 million shares for $806.6 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of December 31, 2017, approximately $193.4 million remained available for future repurchases under the program.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	2018	2019 and 2020	2021 and 2022	Thereafter
Convertible debentures(1)	$1,337.0	$—	$—	$310.5	$1,026.5
Senior notes	1,250.0	—	450.0	—	800.0
Interest payable on long-term debt(2)	539.4	64.5	173.4	122.4	179.1
Letters of credit(3)	4.5	4.4	0.1	—	—
Lease obligations and other liabilities:
Operating leases	168.9	26.3	39.1	27.5	76.0
Operating leases under restructuring(4)	64.6	7.9	17.0	15.2	24.5
Purchase commitments(5)	31.1	6.5	13.8	10.8	—
Total contractual cash obligations	$3,395.5	$109.6	$693.4	$486.4	$2,106.1

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after December 31, 2017.

(2)
Interest per annum is due and payable semi-annually, and is determined based on the outstanding principal as of December 31, 2017, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(3)	Letters of Credit are in place primarily to secure future operating lease payments.

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of December 31, 2017, we have subleased certain of the facilities with total sublease income of $55.3 million through fiscal year 2025.

(5)
Purchase commitments include non-cancelable purchase commitments for property and equipment, inventory, and services in the normal course of business. These amounts also include arrangements that require a minimum purchase commitment by us.

The gross liability for unrecognized tax benefits as of December 31, 2017 was $31.2 million. We do not expect a significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of pre-determined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of December 31, 2017, the maximum amount of payments to be made based on the agreements was $25.1 million if the specific performance objectives are achieved. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. As of December 31, 2017, total deferred compensation to be paid out upon the conclusion of requisite service periods was $28.0 million.
Off-Balance Sheet Arrangements
As of December 31, 2017, there were no off-balance sheet arrangements that may have a material impact on the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Note 2 to the audited consolidated financial statements included in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K for fiscal 2017.

RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
See Note 3 to the accompanying condensed consolidated financial statements for a discussion of the recently adopted and issued accounting standards.

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
Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the applicable period. Therefore, the change in the value of the U.S. dollar compared to foreign currencies may impact our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the euro, British pound, Brazilian real, Canadian dollar, Japanese yen, Indian rupee and Hungarian forint. We do not expect a 10% hypothetical change in foreign currency exchange rates as of December 31, 2017 to have a material impact on our financial condition, results of operations or cash flows.
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. Currently, we have not designated any contracts as fair value or cash flow hedges. The contracts are not designated as cash flow hedges and generally are for periods less than 90 days. As of December 31, 2017, the notional contract amount of outstanding foreign currency exchange contracts was $82.4 million. Based on the nature of the transactions for which the contracts were purchased, a hypothetical change of 10% in exchange rates would not have a material impact on our financial results.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At December 31, 2017, we held approximately $552.6 million of cash and cash equivalents and marketable securities primarily consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point change in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would change by approximately $5.5 million per annum, based on the December 31, 2017 reported balances of our investment accounts.
At December 31, 2017, we had no outstanding debt exposed to variable interest rates.
Convertible Debentures
The fair values of our convertible debentures are dependent on the price and volatility of our common stock as well as movements in interest rates. The fair market values of these debentures will generally increase as the market price of our common stock increases and will decrease as the market price of our common stock decreases. The fair market values of these debentures will generally increase as interest rates fall and decrease as interest rates rise. The market value and interest rate changes affect the fair market values of these debentures, but do not impact our financial position, results of operations or cash flows due to the fixed nature of the debt obligations. However, increases in the value of our common stock above the stated trigger price for each issuance for a specified period of time may provide the holders of these debentures the right to convert each bond using a conversion ratio and payment method as defined in the debenture agreement.
Our debentures trade in the financial markets, and the fair value at December 31, 2017 was $45.8 million for the 2031 Debentures, based on an average of the bid and ask prices on that day. The conversion value on December 31, 2017 was approximately $23.6 million. A 10% increase in the stock price over the December 31, 2017 closing price of $16.35 would cause an estimated $0.4 million increase to the fair value and a $2.4 million increase to the conversion value of the debentures. The fair value at December 31, 2017 was $273.0 million for the 1.5% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on December 31, 2017 was approximately $185.5 million. A 10% increase in the stock price over the December 31, 2017 closing price of $16.35 would cause an estimated $4.5 million increase to the fair value and a $18.6 million increase to the conversion value of the debentures. The fair value at December 31, 2017 was $648.2 million for the 1.0% 2035 Debentures, based on an average of the bid and ask prices on that day. The conversion value on December 31, 2017 was approximately $406.3 million. A 10% increase in the stock price over the December 31, 2017 closing price of $16.35 would cause an estimated $31.7 million increase to the fair value and a $40.6 million increase to the conversion value of the debentures. The fair value at December 31, 2017 was $359.3 million for the 1.25% 2025 Debentures, based on an average of the bid and ask prices on that day. The conversion value on December 31, 2017 was approximately $258.0 million. A 10% increase in the stock price over the December 31, 2017 closing price of $16.35 would cause an estimated $12.9 million increase to the fair value and a $25.8 million increase to the conversion value of the debentures.

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
Item 1A.Risk Factors
You should carefully consider the risks described below when evaluating our company and when deciding whether to invest in our company. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described below actually occurs, our business, financial condition or our results of operations could be seriously harmed. If that happens, the trading price of our common stock could decline, and you may lose part or all of the value of any of our shares held by you.

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
Our revenue, bookings and operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Given these fluctuations, we believe that quarter to quarter comparisons of revenue, bookings and operating results are not necessarily meaningful or an accurate indicator of our future performance. These fluctuations may cause our results of operations to not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include:

•	volume, timing and fulfillment of customer orders and receipt of royalty reports;

•	the pace of the transition to an on-demand and transactional revenue model;

•	slowing sales by our channel partners to their customers;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	contractual counterparties are unable to, or do not, meet their contractual commitments to us;

•	introduction of new products by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment of goodwill or intangible assets;

•	delayed realization of synergies resulting from our acquisitions;

•	cybersecurity or data breaches perpetrated by hackers or other third parties;

•	accounts receivable that are not collectible and write-offs of excess or obsolete inventory;

•	increased expenditures incurred pursuing new product or market opportunities;

•	general economic trends as they affect retail and corporate sales; and

•	higher than anticipated costs related to fixed-price contracts with our customers.

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

•	the impact on local and global economies of the United Kingdom leaving the European Union;

•	changes in foreign currency exchange rates or the lack of ability to hedge certain foreign currencies;

•	changes in a specific country's or region's economic conditions;

•	compliance with laws and regulations in many countries and any subsequent changes in such laws and regulations;

•	geopolitical turmoil, including terrorism and war;

•	trade protection measures and import or export licensing requirements imposed by the United States and/or by other countries;

•	restrictions on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (CFIUS);

•	changes in applicable tax laws;

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions; and

•	less effective protection of intellectual property than in the United States.

We are currently involved in a search for a new Chief Executive Officer. If this search is delayed or we encounter difficulties in the transition, our business could be negatively impacted.
On January 22, 2018, as previously disclosed, we confirmed the forthcoming retirement of Paul Ricci as our Chief Executive Officer on or before March 31, 2018. Our Board of Directors engaged a nationally recognized search firm in 2017 to assist it with its search for a new CEO and is conducting a Chief Executive Officer search process to identify and evaluate candidates to succeed Mr. Ricci as Chief Executive Officer. There are no assurances concerning the timing or outcome of our search for a new Chief Executive Officer. If there are any delays in this process, or if any transition is not successful, our business could be negatively impacted.

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
On June 27, 2017, Nuance was a victim of the global NotPetya malware incident (the “Malware Incident”). The NotPetya malware affected certain Nuance systems, including systems used by our healthcare customers, primarily for transcription services, as well as systems used by our imaging division to receive and process orders. Our revenue and our operating results for fiscal year 2017 were negatively impacted by the aforementioned Malware Incident. For fiscal year 2017, we estimate that we lost approximately $68.0 million in revenues, primarily in our Healthcare segment, due to the service disruption and the reserves we established for customer refund credits. Additionally, we incurred incremental costs of approximately $24.0 million for fiscal year 2017 as a result of our remediation and restoration efforts, as well as incremental amortization expenses. Although the direct effects of the Malware Incident were remediated during fiscal year 2017, the Malware Incident had a continued effect on our results of operations in the first quarter of fiscal year 2018 and our outlook for the remainder of fiscal year 2018 and beyond reflects both the residual effects of the incident and the additional resources we will need to invest on an ongoing basis to continuously enhance information security.

Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit our growth.
The confidentiality and security of our information, and that of third parties, is critical to our business. Our services involve the transmission, use, and storage of customers’ and their customer’s confidential information. We were the victim of a cybercrime in the past, and a future cybersecurity or data privacy incident could have a material adverse effect on our results of operations and financial condition. While we maintain a broad array of information security and privacy measures, policies and practices, our networks may be breached through a variety of means, resulting in someone obtaining unauthorized access to our information, or that of our customers, or to our intellectual property; disabling or degrading service; or sabotaging systems or information. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees, contractors, and vendors. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We will continue to incur significant costs to continuously enhance our information security measures to defend against the threat of cybercrime. Any cybersecurity or data privacy incident or breach may result in:

•	loss of revenue resulting from the operational disruption;

•	loss of revenue or increased bad debt expense due to the inability to invoice properly;

•	loss of revenue due to loss of customers;

•	material remediation costs to restore systems;

•	material investments in new or enhanced systems in order to enhance our information security posture;

•	cost of incentives offered to customers to restore confidence and maintain business relationships;

•	reputational damage resulting in the failure to retain or attract customers;

•	costs associated with potential litigation or governmental investigations;

•	costs associated with any required notices of a data breach;

•	costs associated with the potential loss of critical business data; and

•	other consequences of which we are not currently aware but will discover through the remediation process.

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

Intangible assets are generally amortized over three to ten years. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2017, we had identified intangible assets of approximately $627.6 million, net of accumulated amortization, and goodwill of approximately $3.6 billion. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.

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
We reported net losses of $151.0 million, $12.5 million and $115.0 million in fiscal years 2017, 2016 and 2015, respectively, and have a total accumulated deficit of $527.7 million as of December 31, 2017. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

During 2014, Ireland enacted changes to the taxation of certain Irish incorporated companies effective as of January 2021. On October 5, 2015, the Organization for Economic Cooperation and Development released the Final Reports for its Action Plan on Base Erosion and Profit Shifting. The implementation of one or more of these reports in jurisdictions in which we operate, together with the 2014 enactment by Ireland, could result in an increase to our effective tax rate. In addition, in December 2017, the U.S. Congress passed, and the President signed the Tax Cut and Jobs Act of 2017. We expect this new legislation to have a material impact on our GAAP tax results.  We have determined that our GAAP tax provision for the first quarter of fiscal 2018 was benefited by approximately $80 million driven by a revaluation of certain deferred tax assets and liabilities using the updated federal tax rates, offset in part by a one-time repatriation tax on non-US cash and earnings. Future changes in U.S. and non-U.S. tax laws and regulations could have a material effect on our results of operations in the periods in which such laws and regulations become effective as well as in future periods.

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

We have a significant amount of debt. As of December 31, 2017, we had $2,587.0 million outstanding principal of debt, including $450.0 million of senior note due in 2020, $300.0 million of senior note due in 2024, and $500.0 million of senior note due in 2026, $46.6 million of 2.75% 2031 Debentures redeemable in November 2021, $263.9 million of 1.5% 2035 Debentures redeemable in November 2021, $676.5 million of 1.0% 2035 Debentures redeemable in December 2022, and $350.0 million of 1.25% 2025 Debentures redeemable in April 2025. Investors may require us to redeem these debentures earlier than the dates indicated if the closing sale price of our common stock is more than 130% of the then current conversion price of the respective debentures for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount in cash or shares of our common stock, at our election. We also had a $242.5 million Revolving Credit Facility under which $4.5 million was committed to backing outstanding letters of credit issued and $238.0 million was available for borrowing at December 31, 2017. Our debt level could have important consequences, for example it could:

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

Not applicable.

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
101.0
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended 12/31/2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 9, 2018.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer