Form 10-Q
period 2018-03-31
Nuance Communications, Inc.
filed 2018-05-10
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Or
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

The number of shares of the Registrant’s Common Stock, outstanding as of May 3, 2018 was 295,432,178.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Professional services and hosting	$274,574	$258,690	$533,601	$512,107
Product and licensing	161,284	159,258	323,094	311,010
Maintenance and support	78,366	81,625	159,174	164,114
Total revenues	514,224	499,573	1,015,869	987,231
Cost of revenues:
Professional services and hosting	181,051	164,170	353,579	329,062
Product and licensing	18,966	18,790	38,035	37,168
Maintenance and support	14,191	13,240	28,432	26,838
Amortization of intangible assets	14,780	17,218	30,136	32,760
Total cost of revenues	228,988	213,418	450,182	425,828
Gross profit	285,236	286,155	565,687	561,403
Operating expenses:
Research and development	74,185	66,232	147,551	132,554
Sales and marketing	94,187	93,674	196,147	195,190
General and administrative	74,288	41,518	127,180	81,308
Amortization of intangible assets	22,670	27,912	45,734	55,771
Acquisition-related costs, net	2,360	5,379	7,921	14,405
Restructuring and other charges, net	8,948	19,911	23,749	26,614
Impairment of goodwill	137,907	—	137,907	—
Total operating expenses	414,545	254,626	686,189	505,842
(Loss) income from operations	(129,309)	31,529	(120,502)	55,561
Other (expense) income:
Interest income	2,236	1,280	4,428	2,303
Interest expense	(33,866)	(37,853)	(69,936)	(75,874)
Other expense, net	(570)	(19,623)	(792)	(20,232)
Loss before income taxes	(161,509)	(24,667)	(186,802)	(38,242)
Provision (benefit) for income taxes	2,544	9,141	(75,977)	19,494
Net loss	$(164,053)	$(33,808)	$(110,825)	$(57,736)
Net loss per share:
Basic	$(0.56)	$(0.12)	$(0.38)	$(0.20)
Diluted	$(0.56)	$(0.12)	$(0.38)	$(0.20)
Weighted average common shares outstanding:
Basic	294,103	291,021	292,720	289,976
Diluted	294,103	291,021	292,720	289,976

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(Unaudited)
	(In thousands)
Net loss	$(164,053)	$(33,808)	$(110,825)	$(57,736)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,096	17,947	5,611	(12,619)
Pension adjustments	—	118	116	236
Unrealized (loss) gain on marketable securities	(71)	27	(348)	(4)
Total other comprehensive income (loss), net	4,025	18,092	5,379	(12,387)
Comprehensive loss	$(160,028)	$(15,716)	$(105,446)	$(70,123)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	September 30, 2017
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$468,642	$592,299
Marketable securities	153,008	251,981
Accounts receivable, less allowances for doubtful accounts of $12,458 and $14,333	411,648	395,392
Prepaid expenses and other current assets	107,929	88,269
Total current assets	1,141,227	1,327,941
Marketable securities	27,087	29,844
Land, building and equipment, net	172,521	176,548
Goodwill	3,472,849	3,590,608
Intangible assets, net	596,060	664,474
Other assets	147,016	142,508
Total assets	$5,556,760	$5,931,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$376,121
Contingent and deferred acquisition payments (including $1.5 million due to a related party as of March 31, 2018, as more fully described in Note 16)	20,926	28,860
Accounts payable	92,767	94,604
Accrued expenses and other current liabilities	214,680	245,901
Deferred revenue	413,126	366,042
Total current liabilities	741,499	1,111,528
Long-term debt	2,311,484	2,241,283
Deferred revenue, net of current portion	469,575	423,929
Deferred tax liabilities	42,344	131,320
Other liabilities	98,176	92,481
Total liabilities	3,663,078	4,000,541

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 298,330 and 293,938 shares issued and 294,580 and 290,187 shares outstanding, respectively	298	294
Additional paid-in capital	2,697,869	2,629,245
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(95,963)	(101,342)
Accumulated deficit	(691,734)	(580,027)
Total stockholders’ equity	1,893,682	1,931,382
Total liabilities and stockholders’ equity	$5,556,760	$5,931,923

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2018	2017
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(110,825)	$(57,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107,055	116,644
Stock-based compensation	71,735	79,478
Non-cash interest expense	25,195	26,771
Deferred tax (benefit) provision	(90,331)	5,643
Loss on extinguishment of debt	—	18,565
Impairment of goodwill	137,907	—
Impairment of fixed asset	1,780	10,944
Other	579	2,342
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(12,415)	(1,431)
Prepaid expenses and other assets	(22,059)	(12,295)
Accounts payable	(3,773)	(1,000)
Accrued expenses and other liabilities	5,230	(10,579)
Deferred revenue	85,287	72,988
Net cash provided by operating activities	195,365	250,334
Cash flows from investing activities:
Capital expenditures	(25,326)	(18,787)
Payments for business and asset acquisitions, net of cash acquired (including cash payments of $3.5 million to a related party for fiscal 2018, see Note 16)	(12,768)	(72,990)
Purchases of marketable securities and other investments	(92,994)	(153,851)
Proceeds from sales and maturities of marketable securities and other investments	195,273	69,658
Net cash provided by (used in) investing activities	64,185	(175,970)
Cash flows from financing activities:
Repayment and redemption of debt	(331,172)	(634,055)
Proceeds from issuance of long-term debt, net of issuance costs	—	838,959
Payments for repurchase of common stock	—	(99,077)
Acquisition payments with extended payment terms	(16,927)	—
Proceeds from issuance of common stock from employee stock plans	9,360	8,598
Payments for taxes related to net share settlement of equity awards	(44,006)	(43,353)
Other financing activities	(647)	(206)
Net cash (used in) provided by financing activities	(383,392)	70,866
Effects of exchange rate changes on cash and cash equivalents	185	(1,210)
Net (decrease) increase in cash and cash equivalents	(123,657)	144,020
Cash and cash equivalents at beginning of period	592,299	481,620
Cash and cash equivalents at end of period	$468,642	$625,640

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
Although we believe the disclosures included herein are adequate to ensure that the condensed consolidated financial statements are fairly presented, certain information and footnote disclosures to the financial statements have been condensed or omitted in accordance with the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements and the footnotes included herein should be read in conjunction with the audited financial statements and the footnotes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year or any future period.
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which requires income tax consequences of inter-company transfers of assets other than inventory to be recognized when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We early adopted the guidance during the first quarter of fiscal year 2018. As a result, deferred tax liabilities of $0.9 million arising from inter-company transfers in prior years were recognized and recorded against the beginning balance of accumulated deficit in the first quarter of fiscal year 2018. The adoption of the guidance did not have a material impact on our consolidated financial statements for any period presented.
Recently Issued Accounting Standards
In January 2018, the FASB issued ASU 2018-02, "Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"), which is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The guidance gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act ("TCJA") related to items in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. We do not expect the implementation to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which is effective for fiscal years beginning after December 15, 2017 and the interim periods therein, with early adoption permitted. The guidance requires cash flows with multiple characteristics to be classified using a three-step process, including (i) determining whether explicit guidance is applicable, (ii) separating each identifiable source or use of cash flows, and (iii) determining the predominant source or use of cash flows when the source or use of cash flows cannot be separately identifiable. The guidance will be applied retrospectively to each period presented. We do not expect the implementation to have a material impact on our consolidated financial statements.
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
3. Business Acquisitions
We continue to expand our solutions and integrate our technologies in new offerings through acquisitions. A summary of our acquisition activities is as follows:
Fiscal Year 2018
For the six months ended March 31, 2018, we completed an acquisition in our Healthcare segment for a total cash consideration of $8.7 million and contingent payments with a fair value of $0.5 million. As a result, we recognized goodwill of $6.8 million, and other intangible assets of $2.0 million, with a weighted average life of 2.0 years. The acquisition did not have a material impact on our condensed consolidated financial statements for the period.
In April 2018, we completed an acquisition in our Automotive segment for a total cash consideration of approximately $82 million, net of cash acquired. We are currently in the process of determining the total consideration transferred and the fair values of assets acquired and liabilities assumed, but do not expect this acquisition to have a material impact on our condensed consolidated financial statements.
Fiscal Year 2017
For the six months ended March 31, 2017, we completed several acquisitions in our Enterprise, Healthcare and Mobile segments for a total cash consideration of $34.4 million, 0.8 million shares of common stock valued at $13.4 million and contingent payments with a fair value of $2.0 million. As a result, we recognized goodwill of $27.0 million, and other intangible assets of $22.5 million, with a weighted average life of 6.2 years. Such acquisitions were not significant individually or in the aggregate.

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
A summary of acquisition-related costs, net is as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Transition and integration costs	$3,367	$3,612	$7,429	$7,322
Professional service fees	940	2,974	1,451	7,991
Acquisition-related adjustments	(1,947)	(1,207)	(959)	(908)
Total	$2,360	$5,379	$7,921	$14,405
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the six months ended March 31, 2018 are as follows (dollars in thousands):

Goodwill

	Healthcare	Enterprise	Imaging	Mobile	Automotive	Other	Total
Balance as of September 30, 2017	$1,418,334	$673,472	$257,792	$1,241,010	$—	$—	$3,590,608
Acquisitions	6,775	—	—	—	—	—	6,775
Purchase accounting adjustments	(336)	—	—	2,697	—	—	2,361
Effect of foreign currency translation	1,725	3,536	407	5,344	—	—	11,012
Reorganization (Note 17)	—	11,991	—	(1,249,051)	1,080,453	156,607	—
Impairment charge (a)	—	—	—	—	—	(137,907)	(137,907)
Balance as of March 31, 2018	$1,426,498	$688,999	$258,199	$—	$1,080,453	$18,700	$3,472,849

(a) Represents accumulated impairment charge as of March 31, 2018.
Other Intangible Assets
The changes in the carrying amount of intangible assets for the six months ended March 31, 2018 are as follows (dollars in thousands):

Intangible Assets
Balance at September 30, 2017	$664,474
Acquisitions	2,620
Acquisition from a related party (Note 16)	5,000
Amortization	(75,870)
Effect of foreign currency translation	(164)
Balance at March 31, 2018	$596,060
Interim Impairment Analysis
As more fully described in Note 17, effective the second quarter of fiscal year 2018, our Automotive business, which was previously included within our Mobile segment, became a standalone operating segment. In addition, we moved our Dragon TV business from our Mobile operating segment into our Enterprise operating segment.
As a result of the reorganization, the original Mobile reporting unit was separated into three discrete lines of business comprised of Automotive, Dragon TV, and Devices. We assigned $1,080.5 million, $12.0 million, and $36.0 million of goodwill to Automotive, Dragon TV and Devices, respectively, based on their relative fair values as of March 31, 2018, and assessed the assigned goodwill

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for impairment by comparing each component’s fair value to its carrying amount. The fair values of Automotive and Dragon TV significantly exceeded their carrying amounts. However, the carrying value of Devices exceeded its fair value by $35.1 million. The standalone multi-year operating plan reflects the ongoing consolidation of our handset manufacturer customer base and continued erosion of our penetration of the remaining market. As a result, we recorded a $35.1 million goodwill impairment for the second quarter of fiscal 2018. After the impairment charge, the goodwill assigned to Devices as of March 31, 2018 was immaterial. The reorganization did not result in any impairment charge of other intangible assets for the second quarter of fiscal 2018.
Also during the second quarter of fiscal 2018, our Subscriber Revenue Services ("SRS") reporting unit, originally included within our Mobile operating segment, recorded significantly lower revenue and profitability due to recent market disruptions in certain markets that we serve. Our SRS business provides value-added services to mobile operators in emerging markets, primarily in India and Brazil. These markets have experienced recent and dramatic disruption as a result of accelerated change in competition and business models for our mobile operator customers. Specifically, the rapid shift away from a model where voice, data and text are offered separately toward unlimited bundled services at considerably lower costs has significantly reduced mobile operators’ demand for our services. This reduced demand materially impacts our future expectations for SRS revenues. As a result, executive management performed an updated strategic assessment and reduced the long-term growth rates and profitability contemplated in SRS's multi-year operating plan. We concluded that these financial results coupled with the rapid market shifts being experienced in the industry were factors that represented impairment indicators, triggering a review of goodwill and indefinite-lived intangible assets for impairment during the second quarter of fiscal 2018. Based on the result of the impairment assessment, the carrying value of SRS exceeded its fair value by $94.3 million. In addition, we recorded an $8.5 million deferred tax benefit related to SRS’s goodwill, which is amortized over time for tax purposes, and therefore increased the impairment charge by the same amount. As a result, we recorded a goodwill impairment charge of $102.8 million related to SRS for the second quarter of fiscal 2018. After the impairment charge, goodwill assigned to SRS was $17.8 million as of March 31, 2018. The assessment did not result in any impairment charge of other intangible assets for the second quarter of fiscal 2018.

For the purpose of the goodwill impairment analysis, the carrying value of each reporting unit is determined based on the allocation of assets and liabilities to the reporting unit based on the reporting unit’s revenue and operating expenses as a percentage of our consolidated revenue and operating expenses. Certain corporate assets and liabilities that are not directly attributable to the reporting unit’s operations and would not be transferred to a hypothetical purchaser of the reporting unit are excluded from the reporting unit’s carrying amount.

The fair value of a reporting unit is generally determined using a combination of the income approach and the market approach, where the income approach is weighted 50% and the market approach 50%. The fair values of Devices and Dragon TV, however, were determined solely based upon the income approach due to the lack of comparable public companies or comparable acquisitions. For the income approach, fair value is determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future after-tax cash flows and estimate the long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the weighted average cost of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. For the market approach, we use a valuation technique in which values are derived based on valuation multiples of comparable publicly traded companies. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, all of which we believe are reasonable but nevertheless inherently uncertain. These estimates and assumptions include revenue growth rates and operating margins used to estimate future cash flows, risk-adjusted discount rates, future economic and market conditions, and the use of market comparables. Additionally, if we continue to experience lower-than-expected growth in a reporting unit or fail to sustain our profitability due to changing market dynamics, competition or technological obsolescence, it could adversely impact the long-term assumptions used in our goodwill impairment analysis. Such changes in assumptions and estimates may result in additional impairment of our goodwill and/or other long-lived assets, which could materially impact our future results of operations and financial conditions. Finally, as we continue to identify and assess other initiatives to better align our segment reporting structure with our long-term strategies, any additional changes in our organizational and segment reporting structure may result in additional impairment charges of goodwill and other intangible assets.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At March 31, 2018 and September 30, 2017, we had outstanding contracts with a total notional value of $78.0 million and $69.0 million, respectively.
We did not designate any forward contracts as hedging instruments for the six months ended March 31, 2018 or 2017. Therefore, changes in fair value of foreign currency forward contracts were recognized within other expense, net in our condensed consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our condensed consolidated statement of cash flows.
A summary of the derivative instruments as of March 31, 2018 and September 30, 2017 is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		March 31, 2018	September 30, 2017
Foreign currency forward contracts	Prepaid expenses and other current assets	$325	$220
Foreign currency forward contracts	Accrued expenses and other current liabilities	(374)	(373)

A summary of loss related to the derivative instruments for the six months ended March 31, 2018 and 2017 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended March 31,		Six Months Ended March 31,
Derivatives Not Designated as Hedges	Income (loss) recognized	2018	2017	2018	2017
Foreign currency forward contracts	Other expense, net	$(785)	$3,555	$(1,182)	$(8,060)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and September 30, 2017 consisted of the following (dollars in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$342,877	$—	$—	$342,877
Time deposits(b)	—	97,421	—	97,421
Commercial paper, $42,987 at cost(b)	—	43,084	—	43,084
Corporate notes and bonds, $79,574 at cost(b)	—	79,116	—	79,116
Foreign currency exchange contracts(b)	—	325	—	325
Total assets at fair value	$342,877	$219,946	$—	$562,823
Liabilities:
Foreign currency exchange contracts(b)	$—	$(374)	$—	$(374)
Contingent acquisition payments(c)	—	—	(11,752)	(11,752)
Total liabilities at fair value	$—	$(374)	$(11,752)	$(12,126)

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$381,899	$—	$—	$381,899
Time deposits(b)	—	85,570	—	85,570
Commercial paper, $41,805 at cost(b)	—	41,968	—	41,968
Corporate notes and bonds, $74,150 at cost(b)	—	74,067	—	74,067
Foreign currency exchange contracts(b)	—	220	—	220
Total assets at fair value	$381,899	$201,825	$—	$583,724
Liabilities:
Foreign currency exchange contracts(b)	$—	$(373)	$—	$(373)
Contingent acquisition payments(c)	—	—	(8,648)	(8,648)
Total liabilities at fair value	$—	$(373)	$(8,648)	$(9,021)

(a)
Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.

(b)
Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.68 years as of March 31, 2018 and 0.72 years as of September 30, 2017.

(c)	The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.

As of September 30, 2017, $80.2 million of debt securities included within marketable securities were designated as held-to-maturity investments, which had a weighted average maturity of 0.27 years and an estimated fair value of $80.4 million based on Level 2 measurements. No debt securities were designated as held-to-maturity investments as of March 31, 2018.
The estimated fair value of our long-term debt approximated $2,558.6 million (face value $2,587.0 million) and $2,930.9 million (face value $2,918.1 million) as of March 31, 2018 and September 30, 2017, respectively, based on Level 2 measurements. The fair value of each borrowing was estimated using the averages of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of March 31, 2018 or September 30, 2017.

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
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Balance at beginning of period	$10,431	$8,961	$8,648	$8,240
Earn-out liabilities established at time of acquisition	—	1,600	500	3,253
Payments and foreign currency translation	(79)	(2,759)	(96)	(4,257)
Adjustments to fair value included in acquisition-related costs, net	1,400	(1,425)	2,700	(859)
Balance at end of period	$11,752	$6,377	$11,752	$6,377
Contingent acquisition payments are to be made in periods through fiscal year 2019. As of March 31, 2018, the maximum amount payable based on the agreements was $19.6 million if the specified performance targets are achieved.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2018	September 30, 2017
Compensation	$119,683	$159,951
Cost of revenue related liabilities	26,036	20,124
Consulting and professional fees	24,741	12,649
Accrued interest payable	22,318	26,285
Facility-related liabilities	5,006	7,158
Sales and marketing incentives	4,508	3,655
Sales and other taxes payable	1,537	3,125
Other	10,851	12,954
Total	$214,680	$245,901
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
Deferred revenue consisted of the following (dollars in thousands):

	March 31, 2018	September 30, 2017
Current liabilities:
Deferred maintenance revenue	$170,849	$162,958
Unearned revenue	242,277	203,084
Total current deferred revenue	$413,126	$366,042
Long-term liabilities:
Deferred maintenance revenue	$62,744	$60,298
Unearned revenue	406,831	363,631
Total long-term deferred revenue	$469,575	$423,929

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, or arise outside of the ordinary course of our business.
The following table sets forth accrual activity relating to restructuring reserves for the six months ended March 31, 2018 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2017	$1,546	$9,159	$10,705
Restructuring charges, net	8,670	3,012	11,682
Non-cash adjustment	—	(754)	(754)
Cash payments	(8,862)	(2,897)	(11,759)
Balance at March 31, 2018	$1,354	$8,520	$9,874
While restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended March 31,
	2018					2017
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$788	$—	$788	$—	$788	$577	$593	$1,170	$—	$1,170
Enterprise	265	7	272	—	272	388	257	645	—	645
Automotive	849	—	849	—	849	1,247	—	1,247	—	1,247
Imaging	83	(16)	67	—	67	225	36	261	—	261
Other	1,095	558	1,653	—	1,653	1,806	51	1,857	10,773	12,630
Corporate	707	798	1,505	3,814	5,319	332	1,318	1,650	2,308	3,958
Total	$3,787	$1,347	$5,134	$3,814	$8,948	$4,575	$2,255	$6,830	$13,081	$19,911

	Six Months Ended March 31,
	2018					2017
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$3,301	$25	$3,326	$—	$3,326	$2,561	$870	$3,431	$—	$3,431
Enterprise	527	2,367	2,894	—	2,894	812	864	1,676	—	1,676
Automotive	1,000	—	1,000	—	1,000	1,415	—	1,415	—	1,415
Imaging	1,306	(7)	1,299	—	1,299	586	387	973	—	973
Other	1,344	569	1,913	—	1,913	1,850	51	1,901	10,773	12,674
Corporate	1,192	58	1,250	12,067	13,317	1,000	1,982	2,982	3,463	6,445
Total	$8,670	$3,012	$11,682	$12,067	$23,749	$8,224	$4,154	$12,378	$14,236	$26,614

Fiscal Year 2018
For the six months ended March 31, 2018, we recorded restructuring charges of $11.7 million, which included $8.7 million related to the termination of approximately 400 employees and $3.0 million related to certain excess facilities. Of these amounts, $5.1 million was recorded for the three months ended March 31, 2018, including $3.8 million related to employee termination and $1.3 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $1.4 million to be substantially paid during fiscal year 2018, and the remaining balance of $8.5 million related to excess facilities to be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
Additionally, for the six months ended March 31, 2018, we recorded $4.6 million related to the transition agreement of our former CEO and $7.5 million related to our remediation and restoration efforts after the malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"). Of these amounts, $2.3 million related to the CEO transition and $1.5 million related to the 2017 Malware Incident were recorded for the three months ended March 31, 2018. The cash payments associated with the CEO transition agreement are expected to be made through fiscal year 2020.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2017
For the six months ended March 31, 2017, we recorded restructuring charges of $12.4 million, which included $8.2 million related to the termination of approximately 220 employees and $4.2 million related to certain excess facilities. Of these amounts, $6.8 million was recorded for the three months ended March 31, 2017, including $4.6 million related to employee termination and $2.3 million related to certain excess facilities. These actions were part of our strategic initiatives focused on process optimization and cost reduction.
Additionally, for the six months ended March 31, 2017, we recorded $3.5 million related to the transition agreement of our former CEO and $10.8 million of non-cash impairment charge related to an internally developed software. Of these amounts, $2.3 million related to the CEO transition and $10.8 million of non-cash impairment charge were recorded for the three months ended March 31, 2017.
10. Debt
At March 31, 2018 and September 30, 2017, we had the following borrowing obligations (dollars in thousands):

	March 31, 2018	September 30, 2017
5.625% Senior Notes due 2026, net of deferred issuance costs of $5.4 million and $5.7 million, respectively. Effective interest rate 5.625%.	$494,607	$494,298
5.375% Senior Notes due 2020, net of unamortized premium of $0.8 million and $1.0 million, respectively, and deferred issuance costs of $1.9 million and $2.3 million, respectively. Effective interest rate 5.375%.	448,868	448,630
6.000% Senior Notes due 2024, net of deferred issuance costs of $1.9 million and $2.1 million, respectively. Effective interest rate 6.000%.	298,065	297,910
1.00% Convertible Debentures due 2035, net of unamortized discount of $129.1 million and $140.9 million, respectively, and deferred issuance costs of $6.3 million and $6.9 million, respectively. Effective interest rate 5.622%.	541,164	528,690
2.75% Convertible Debentures due 2031, net of unamortized discount of $1.5 million and deferred issuance costs of $0.1 million as of September 30, 2017. Effective interest rate 7.432%.	46,568	376,121
1.25% Convertible Debentures due 2025, net of unamortized discount of $87.6 million and $92.7 million, respectively, and deferred issuance costs of $4.0 million and $4.3 million, respectively. Effective interest rate 5.578%.	258,387	253,054
1.50% Convertible Debentures due 2035, net of unamortized discount of $37.7 million and $42.5 million, respectively, and deferred issuance costs of $1.3 million and $1.5 million, respectively. Effective interest rate 5.394%.	224,833	219,875
Deferred issuance costs related to our Revolving Credit Facility	(1,008)	(1,174)
Total debt	2,311,484	2,617,404
Less: current portion	—	376,121
Total long-term debt	$2,311,484	$2,241,283

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of our borrowing obligations as of March 31, 2018 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes	Total
2018	$—	$—	$—
2019	—	—	—
2020	—	450,000	450,000
2021	—	—	—
2022	310,463	—	310,463
Thereafter	1,026,488	800,000	1,826,488
Total before unamortized discount	1,336,951	1,250,000	2,586,951
Less: unamortized discount and issuance costs	(265,999)	(9,468)	(275,467)
Total long-term debt	$1,070,952	$1,240,532	$2,311,484

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after March 31, 2018.

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
At any time on or after August 15, 2018, we may redeem any or all or a portion of the 2020 Senior Notes at a redemption price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to, but excluding, the redemption date.
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
At any time before July 1, 2019, we may redeem all or a portion of the 2024 Senior Notes at a redemption price equal to100% of the aggregate principal amount of the 2024 Senior Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest to, but excluding, the redemption date. At any time on or after July 1, 2019, we may redeem all or a portion of the 2024 Senior Notes at certain redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”) in a private placement. We used a portion of the proceeds to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 and to repay the aggregate principal balance of $472.5 million on the term loan. Upon the repurchase and repayment of debts in December 2015, we recorded an extinguishment loss of $4.9 million in other expense, net, in the accompanying consolidated statements of operations. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $27.22 per share. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of March 31, 2018, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $22.22 per share, subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter beginning after June 30, 2017 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2018, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021. As of March 31, 2018, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Facility”), which expires on April 15, 2021, provides for aggregate borrowing commitments of $242.5 million, including the revolving facility loans, the swingline loans and issuance of letters of credit. As of March 31, 2018, after taking into account the outstanding letters of credit of $4.1 million, we had $238.4 million available for borrowing under the Revolving Credit Facility. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. As of March 31, 2018, we are in compliance with all the debt covenants.
11. Stockholders' Equity
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.
There were no share repurchases for the six months ended March 31, 2018. For the six months ended March 31, 2017, we repurchased 5.8 million shares of our common stock for $99.1 million under the program. Since the commencement of the program, we have repurchased an aggregate of 46.5 million shares for $806.6 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of March 31, 2018, approximately $193.4 million remained available for future repurchases under the program.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Net Loss Per Share
The following table sets forth the computation for basic and diluted net loss per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(164,053)	$(33,808)	$(110,825)	$(57,736)
Denominator:
Weighted average common shares outstanding — Basic	294,103	291,021	292,720	289,976
Dilutive effect of employee stock compensation plans (a)	—	—	—	—
Weighted average common shares outstanding — Diluted	294,103	291,021	292,720	289,976
Net loss per share:
Basic	$(0.56)	$(0.12)	$(0.38)	$(0.20)
Diluted	$(0.56)	$(0.12)	$(0.38)	$(0.20)

Anti-dilutive equity instruments excluded from the calculation	2,679	3,875	4,178	5,126
Contingently issuable awards excluded from the calculation (b)	2,836	4,334	2,387	3,478

(a) For all periods presented, there is no dilutive effect of equity instruments as the impact of these items is anti-dilutive due to the net loss incurred.
(b) Contingently issuable awards were excluded from the determination of dilutive net income per share as the conditions were not met at the end of the reporting period.
13. Stock-Based Compensation
As of March 31, 2018, we had 13.5 million shares available for future grants under the amended and restated 2000 stock plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. The amounts included in the condensed consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Cost of professional services and hosting	$6,322	$8,080	$13,729	$16,490
Cost of product and licensing	112	102	378	194
Cost of maintenance and support	885	1,010	2,089	1,987
Research and development	8,396	8,398	18,092	16,888
Sales and marketing	8,366	11,018	19,042	22,987
General and administrative	9,668	11,740	18,405	20,932
Total	$33,749	$40,348	$71,735	$79,478
Stock Options
The table below summarizes activities related to stock options for the six months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2017	23,807	$15.39
Exercised	(1,859)	$3.41
Outstanding at March 31, 2018	21,948	$16.40	2.6 years	$0.1	million
Exercisable at March 31, 2018	21,939	$16.41	2.6 years	$0.1	million
Exercisable at March 31, 2017	1,042,671	$16.36	0.7 years	$1.0	million

(a)	The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of March 31, 2018 ($15.75) over the exercise price of the underlying options.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of stock options exercised during the six months ended March 31, 2018 and 2017 was $0.02 million and $0.8 million, respectively.

Restricted Units
Restricted units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the six months ended March 31, 2018:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2017	5,043,931	6,477,164
Granted	1,784,982	6,005,863
Earned/released	(1,687,862)	(4,176,917)
Forfeited	(1,236,037)	(457,533)
Outstanding at March 31, 2018	3,905,014	7,848,577
Weighted average remaining recognition period of outstanding restricted units	1.1 years	1.8 years
Unrecognized stock-based compensation expense of outstanding restricted units	$48.3 million	$86.0 million
Aggregate intrinsic value of outstanding restricted units(a)	$61.5 million	$123.7 million

(a)
The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of March 31, 2018 ($15.75) over the purchase price of the underlying restricted units.

A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Six Months Ended March 31,
	2018	2017
Weighted-average grant-date fair value per share	$15.67	$16.05
Total intrinsic value of shares vested (in millions)	$94.0	$99.5
14. Income Taxes
The components of loss before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Domestic	$(79,921)	$(41,803)	$(119,952)	$(89,386)
Foreign	(81,588)	17,136	(66,850)	51,144
Loss before income taxes	$(161,509)	$(24,667)	$(186,802)	$(38,242)
The components of provision (benefit) for income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Domestic	$5,197	$4,822	$(75,669)	$8,981
Foreign	(2,653)	4,319	(308)	10,513
Provision (benefit) for income taxes	$2,544	$9,141	$(75,977)	$19,494
Effective tax rate	(1.6)%	(37.1)%	40.7%	(51.0)%
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a hybrid territorial tax system, and imposing a mandatory one-time repatriation tax on foreign cash and earnings.
As a result of the TCJA, we remeasured certain deferred tax assets and liabilities at the lower rates and recorded approximately $87.0 million of tax benefits for the six months ended March 31, 2018, which also reflected an expense of $10.0 million for the

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended March 31, 2018 as we revised our estimates of the timing and amounts of the temporary differences. Additionally, we recorded a $2.0 million provision for the deemed repatriation of foreign cash and earnings for the six months ended March 31, 2018, which also reflected a benefit of $12.0 million for the three months ended March 31, 2018 as we revised our estimates of foreign earnings and profits related to the mandatory repatriation tax.
The provisional amounts above were based upon the estimates of (i) temporary differences at the end of the upcoming tax year, (ii) the timing the temporary differences are expected to reverse, (iii) foreign earnings and profits, and (iv) foreign income taxes. The assessment is incomplete as of March 31, 2018. As our assessment is ongoing, these amounts may materially change as we revise our assumptions and estimates based on new information available to us, changes in our interpretations, additional guidance to be issued, and actions we may take as a result of the TCJA. We are still evaluating the full impact of other provisions of the TCJA, which may materially increase or decrease our income tax provision. The assessment is expected to be completed no later than the first quarter of fiscal year 2019.
In addition, as more fully described in Note 4, in connection with the impairment charge of SRS's goodwill, we recognized a tax benefit of $8.5 million related to the portion of deductible goodwill in Brazil for the three and six months ended March 31, 2018.
15. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of March 31, 2018, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
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
16. Related Party Transaction
In January 2018, we entered into a software and license agreement (the "License Agreement") with Magnet Systems, Inc. ("Magnet"). A member of the Magnet board of directors also served on our board of directors at the time of the transaction. Pursuant to the License Agreement, Magnet granted Nuance a perpetual software license to certain technology for a one-time payment of

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.0 million in cash, with $3.5 million paid immediately upon the effective date of the License Agreement and $1.5 million payable upon the earlier of (i) the 120-day period following the effective date of the License Agreement or (ii) signature of a statement of work for the engineering services described below.
Additionally, we entered into a service agreement (the "Service Agreement") with Magnet, pursuant to which, Magnet will provide engineering services to assist in integrating the licensed technology into certain of our Enterprise solutions. The fees under the Service Agreement total $2.0 million, payable in six equal monthly installments upon the signature of the statement of work, which is to be finalized within 90 days following the effective date of the License Agreement.
As of March 31, 2018, $1.5 million related to the software license was included within Contingent and Deferred acquisition payments.
17. Segment and Geographic Information
During the first quarter of fiscal year 2018, we commenced a reorganization of our segment reporting structure to allow our Chief Operating Decision Maker ("CODM") greater focus on implementing strategic initiatives and identifying future investment opportunities. During the second quarter of fiscal year 2018, we established our Automotive business as a separate operating segment. Additionally, we moved our Dragon TV business from our Mobile operating segment into our Enterprise operating segment to consolidate our telecommunications market resources. Finally, our SRS business and our Devices business, originally included within our Mobile operating segment, are now presented within our Other segment. As a result, segment information for the three and six months ended March 31, 2018 and 2017 has been recast to reflect the new segment reporting structure.
Our CODM regularly reviews segment revenues and segment profits for performance evaluation and resources allocation. Segment revenues include certain acquisition-related adjustments for revenues that would otherwise have been recognized without the acquisition. Segment profits reflect controllable costs directly related to each segment and the allocation of certain corporate expenses such as, corporate sales and marketing expenses and research and development project costs that benefit multiple segments. Certain items such as stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, other expenses, net and certain unallocated corporate expenses are excluded from segment profits, which allow for more meaningful comparisons to the financial results of the historical operations for performance evaluation and resources allocation by our CODM.

•
The Healthcare segment is primarily engaged in providing clinical speech and clinical language understanding solutions that improve the clinical documentation process, from capturing the complete patient record to improving clinical documentation and quality measures for reimbursement.

•
The Enterprise segment is primarily engaged in using speech, natural language understanding, and artificial intelligence to provide automated customer solutions and services for voice, mobile, web and messaging channels.

•
The Automotive segment is primarily engaged in providing automotive manufacturers and their suppliers branded and personalized virtual assistants and connected car services built on our voice recognition and natural language understanding technologies.

•
The Imaging segment is primarily engaged in software solutions and expertise that help professionals and organizations to gain optimal control of their document and information processes through scanning and print management.

•
The Other segment includes our SRS business and our Devices business. Our SRS business provides value-added services to mobile operators in emerging markets, primarily in India and Brazil. Our Devices business provides speech recognition solutions and predictive text technologies to handset devices.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Segment revenues:
Healthcare	$261,239	$238,466	$506,775	$477,673
Enterprise	112,668	122,126	233,266	237,504
Automotive	68,950	61,725	130,448	120,600
Imaging	48,933	53,048	104,563	105,137
Other	26,524	35,732	52,087	66,201
Total segment revenues	518,314	511,097	1,027,139	1,007,115
Less: acquisition-related revenues adjustments	(4,090)	(11,524)	(11,270)	(19,884)
Total revenues	514,224	499,573	1,015,869	987,231
Segment profit:
Healthcare	87,350	83,328	164,769	161,896
Enterprise	25,722	40,349	63,451	70,267
Automotive	28,875	29,312	52,082	56,942
Imaging	12,257	18,470	27,900	36,086
Other	6,084	12,548	9,505	20,430
Total segment profit	160,288	184,007	317,707	345,621
Corporate expenses and other, net	(65,093)	(30,186)	(109,757)	(61,148)
Acquisition-related revenues	(4,090)	(11,524)	(11,270)	(19,884)
Stock-based compensation	(33,749)	(40,348)	(71,735)	(79,478)
Amortization of intangible assets	(37,450)	(45,130)	(75,870)	(88,531)
Acquisition-related costs, net	(2,360)	(5,379)	(7,921)	(14,405)
Restructuring and other charges, net	(8,948)	(19,911)	(23,749)	(26,614)
Impairment of goodwill	(137,907)	—	(137,907)	—
Other expenses, net	(32,200)	(56,196)	(66,300)	(93,803)
Loss before income taxes	$(161,509)	$(24,667)	$(186,802)	$(38,242)
No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
United States	$367,613	$352,937	$731,899	$702,107
International	146,611	146,636	283,970	285,124
Total revenues	$514,224	$499,573	$1,015,869	$987,231

18. Supplemental Cash Flow Information

Cash paid for Interest and Income Taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest paid	$21,427	$34,814	$48,708	$45,883
Income taxes paid	$4,233	$4,432	$8,833	$8,636

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Investing and Financing Activities:
From time to time, we issue shares of our common stock in connection with our business and asset acquisitions, including shares issued as payment for acquisitions, shares initially held in escrow, and shares issued as payment for contingent consideration, as more fully described in Note 3.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings” and “Risk Factors,” under Items 1 and 1A, respectively, of Part II of this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

•	our future bookings, revenues, cost of revenues, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;

•	our strategy relating to our segments;

•	our programs to reduce costs and optimize processes;

•	market trends;

•	technological advancements;

•	the potential of future product releases;

•	our product development plans and the timing, amount and impact of investments in research and development;

•	future acquisitions, and anticipated benefits from acquisitions;

•	international operations and localized versions of our products; and

•	the conduct, timing and outcome of legal proceedings and litigation matters.
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
OVERVIEW
Business Overview
We are a pioneer and leader in conversational and cognitive artificial intelligence (AI) innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, automotive, financial services, telecommunication and travel industries, among others. We are seeing several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio including speech recognition, natural language understanding, semantic processing, domain-specific reasoning, dialog management capabilities, artificial intelligence, and biometric speaker authentication. We report our business in five segments, Healthcare, Enterprise, Automotive, Imaging and Other.
Business Trends

•
Healthcare. Customers in our healthcare segment are broadly implementing electronic medical record systems and are working to improve clinical documentation, to improve quality of care, to minimize physician burnout and to integrate quality measures and to aid reimbursement. These trends are driving a shift towards more integrated solutions that combine both Dragon Medical and transcription services. Recently, higher demand for more integrated solutions have offset declines in legacy, hosted transcription services. Additionally, we have been able to capitalize on healthcare providers’ shift towards hosted, or cloud-based solutions, and away from perpetual licenses, by adding new innovations to our Dragon Medical cloud solutions including new clinical language understanding and Artificial Intelligence ("AI") capabilities designed to increase productivity and improve clinical documentation at the point of care and within existing electronic medical work flow.

•
Enterprise. Consumer demand for 24/7, multi-channel access to customer service from the businesses they interact with is driving demand for our AI-powered omni-channel engagement solutions. We continue to enhance our technology capabilities with intelligent self-service and artificial intelligence for customer service, and to extend the market for our on-demand omni-channel enterprise solutions into international markets, expand our sales and solutions for biometrics, and expand our core products and services portfolio.

•
Automotive. We established the Automotive segment as a stand-alone segment this quarter reflecting growing demand for our Automotive solutions and our desire to optimize our opportunity in this expanding market. Previously, our Automotive business was reported as part of our Mobile segment. Demand for our embedded and cloud-based automotive solutions is being driven by the growth in personalized, automotive virtual assistants and connected services for cars and by auto manufacturers' desire to create a branded and personalized experience, capable of integrating and intelligently managing customers’ personal smart phone and home device preferences and technologies.

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

•
Other. The Other segment includes our Subscriber Revenue Services ("SRS") business and our Devices business. Our SRS business provides value-added services to mobile operators in emerging markets, primarily in India and Brazil. Our Devices business provides speech recognition solutions and predictive text technologies to handset devices.

As more fully described in Note 4 to the accompanying condensed consolidated financial statements, for the three and six months ended March 31, 2018, we recognized a goodwill impairment charge of $102.8 million related to SRS as a result of lowering our long-term projections of the business during the second quarter of fiscal year 2018 due to the recent market disruptions in India and Brazil. These markets have experienced recent and dramatic disruption as a result of accelerated change in competition and business models for our SRS mobile operator customers. Specifically, the rapid shift away from a model where voice, data and text are offered separately toward unlimited bundled services at considerably lower costs has significantly reduced mobile operators’ demand for our services. This reduced demand materially impacts our future expectations for SRS revenues. As a result, executive management performed an updated strategic assessment and reduced the long-term growth rates and profitability contemplated in SRS's multi-year operating plan. We concluded that these financial results coupled with the accelerated market shifts being experienced in the industry were factors that represented impairment indicators, triggering a review of goodwill and indefinite-lived intangible assets for impairment during the second quarter of fiscal 2018.
Additionally, we recognized a $35.1 million goodwill impairment related to our Devices business, which has been declining due to the ongoing consolidation of our handset manufacturer customer base and continued erosion of our penetration of the remaining market. While the business has been performing in line with our expectations, the reorganization, as more fully described in Note 17 to the accompanying condensed consolidated financial statements, triggered an assessment for the goodwill assigned to the business.
Key Metrics
A summary of key financial metrics for the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, is as follows:

•	Total revenues increased by $28.6 million to $1,015.9 million;

•	Net loss increased by $53.1 million to $110.8 million;

•	Gross margins decreased by 1.2 percentage points to 55.7%;

•	Operating margins decreased by 17.5 percentage points to (11.9)%; and

•	Cash provided by operating activities decreased by $55.0 million to $195.4 million.

As of March 31, 2018, as compared to March 31, 2017:

•	Total deferred revenue increased by 10.0% from $802.4 million to $882.7 million, primarily driven by the continued growth of our Automotive connected services and Healthcare bundled offerings.
A summary of key operating metrics for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is as follows:

•	Net new bookings decreased by 8% from one year ago to $376.6 million, primarily due to declines in our Automotive and Imaging segments.
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

•
Recurring revenue represented 71% and 74% of total revenue for three months ended March 31, 2018 and March 31, 2017, respectively. Recurring revenue represents the sum of recurring hosting, product and licensing, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements.

•
Annualized line run-rate in our on-demand healthcare solutions decreased by 33% from a year ago to approximately 3.2 billion lines per year. The decrease was primarily due to the continued erosion in our transcription services and the impact of the 2017 Malware Incident, as defined below. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four.

•
Estimated three-year value of total on-demand contracts as of March 31, 2018 decreased by 9% from a year ago to approximately $2.3 billion. The decrease was primarily due to the continued erosion in our transcription services, and the impact of the 2017 Malware Incident, offset in part by growth in our Dragon Medical cloud and Automotive solutions. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on assumptions used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved, and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

Cybersecurity & Data Privacy Matters
On June 27, 2017, Nuance was a victim of the global NotPetya malware incident (the “2017 Malware Incident”). The NotPetya malware affected certain Nuance systems, including systems used by our healthcare customers, primarily for transcription services, as well as systems used by our imaging division to receive and process orders. For fiscal year 2017, we estimate that we lost approximately $68.0 million in revenues, primarily in our Healthcare segment, due to the service disruption and the reserves we established for customer refund credits related to 2017 Malware Incident. Additionally, we incurred incremental costs of approximately $24.0 million for fiscal year 2017 as a result of our remediation and restoration efforts, as well as incremental amortization expenses. Although the direct effects of the 2017 Malware Incident were remediated during fiscal year 2017, as explained below, the 2017 Malware Incident had a continued effect on our results of operations in the first half of fiscal year 2018 including contributing to: a year-over-year decline in the annualized line run-rate in our on-demand healthcare solutions and in the estimated three-year value of on-demand contracts; a year-over-year decline in hosted revenue and an increase in restructuring and other charges. In addition, we expect to expend additional resources during the remainder of fiscal year 2018 and beyond to continue to enhance and upgrade information security.

In addition, in December 2017, an unauthorized third party illegally accessed certain reports hosted on a Nuance transcription platform. This incident was limited in scope to records of approximately 45,000 individuals and was isolated to a single transcription platform that was promptly shutdown. Customers using that platform were notified of the incident and were migrated to our eScription transcription platforms. We also notified law enforcement authorities and have cooperated in their investigation into the matter. The law enforcement investigation resulted in the identification of the third party, and the accessed reports have been recovered. This incident did not have a material effect on our financial results for the six months ended March 31, 2018 and is not expected to have a material effect on our financial results for future periods. Future cybersecurity or data privacy incidents could have a material adverse effect on our results of operations. See “Risk Factors - Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit our growth.”
RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Professional services and hosting	$274.6	$258.7	$15.9	6.1%	$533.6	$512.1	$21.5	4.2%
Product and licensing	161.3	159.3	2.0	1.3%	323.1	311.0	12.1	3.9%
Maintenance and support	78.4	81.6	(3.2)	(4.0)%	159.2	164.1	(4.9)	(3.0)%
Total Revenues	$514.2	$499.6	$14.6	2.9%	$1,015.9	$987.2	$28.7	2.9%
United States	$367.6	$352.9	$14.7	4.2%	$731.9	$702.1	$29.8	4.2%
International	146.6	146.6	—	—%	284.0	285.1	(1.1)	(0.4)%
Total Revenues	$514.2	$499.6	$14.6	2.9%	$1,015.9	$987.2	$28.7	2.9%
The geographic split for the three months ended March 31, 2018 was 71% of total revenues in the United States and 29% internationally, as compared to 71% of total revenues in the United States and 29% internationally for the three months ended March 31, 2017.
The geographic split for the six months ended March 31, 2018 was 72% of total revenues in the United States and 28% internationally, as compared to 71% of total revenues in the United States and 29% internationally for the six months ended March 31, 2017.
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Professional services revenue	$80.2	$56.5	$23.6	41.8%	$154.1	$116.7	$37.4	32.0%
Hosting revenue	194.4	202.2	(7.8)	(3.8)%	379.5	395.4	(15.9)	(4.0)%
	$274.6	$258.7	$15.9	6.1%	$533.6	$512.1	$21.5	4.2%
As a percentage of total revenue	53.4%	51.8%			52.5%	51.9%
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Hosting revenue decreased by $7.8 million, or 3.8%, primarily due to a $8.3 million decrease in our Other segment and a $4.5 million decrease in Healthcare segment, partially offset by a $4.0 million increase in our Automotive segment. Hosting revenue in Other segment decreased due to lower revenue from both our SRS and Devices businesses. Healthcare hosting revenue decreased primarily due to the continued erosion in transcription services, and the negative impact of the 2017 Malware Incident, offset in part by the continued market penetration and growth of our Dragon cloud-based solutions. Automotive hosting revenue increased due to continued growth in our connected services.
Professional services revenue increased by $23.6 million, or 41.8% primarily due to higher revenue from electronic healthcare record ("EHR") implementation and optimization services in our Healthcare segment.

As a percentage of total revenue, professional services and hosting revenue increased from 51.8% to 53.4%, primarily due to higher professional services revenue discussed above.
Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017
Hosting revenue decreased by $15.9 million, or 4.0%, primarily due to a $13.6 million decrease in our Other segment and a $11.6 million decrease in our Healthcare segment, partially offset by a $7.6 million increase in our Automotive segment. Hosting revenue in Other segment decreased due to lower revenue from both our SRS and Devices businesses. Healthcare hosting revenue decreased primarily due to the continued erosion in transcription services, and the negative impact of the 2017 Malware Incident, offset in part by the continued market penetration and growth of our Dragon cloud-based solutions. Automotive hosting revenue increased primarily due to continued growth in our connected services.
Professional services revenue increased by $37.4 million, or 32.0% primarily due to higher revenue from EHR implementation and optimization services in our Healthcare segment.
As a percentage of total revenue, professional services and hosting revenue increased from 51.9% to 52.5%, primarily due to higher professional services revenue in our Healthcare segment discussed above.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Product and licensing revenue	$161.3	$159.3	$2.0	1.3%	$323.1	$311.0	$12.1	3.9%
As a percentage of total revenue	31.4%	31.9%			31.8%	31.5%
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Product and licensing revenue increased by $2.0 million, or 1.3%, primarily due to a $4.8 million increase in Automotive and a $6.3 million increase in Healthcare, mostly offset by a $5.0 million decrease in Enterprise and a $4.5 million decrease in Imaging. Automotive product and licensing revenue increased primarily due to royalties from existing customers. Healthcare product and licensing revenue increased primarily as a result of higher revenue from diagnostics solutions due to recent acquisitions, and the increase in Dragon Medical solutions. Enterprise product and licensing revenue decreased primarily due to lower contact center license revenue. Imaging product and licensing revenue decreased primarily due to lower revenue from our scanning and print management solutions. As a percentage of total revenue, product and licensing revenue decreased from 31.9% to 31.4% as customers continued to transition from Dragon perpetual licenses to Dragon cloud-based solutions in Healthcare.
Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017
Product and licensing revenue increased by $12.1 million, or 3.9%, primarily due to a $5.4 million increase in Automotive and a $10.5 million increase in Healthcare, offset in part by a $3.9 million decrease in Enterprise. Automotive product and licensing revenue increased primarily due to royalties from existing customers. Healthcare product and licensing revenue increased primarily as a result of higher revenue from diagnostics solutions due to recent acquisitions, and the increase in Dragon Medical solutions. Enterprise product and licensing revenue decreased primarily due to lower contact center license revenue. As a percentage of total revenue, product and licensing revenue increased from 31.5% to 31.8%, primarily due to higher revenue in our healthcare segment related to recent acquisitions, offset in part by customers' continued transition from Dragon perpetual licenses to Dragon cloud-based solutions.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Maintenance and support revenue	$78.4	$81.6	$(3.2)	(4.0)%	$159.2	$164.1	$(4.9)	(3.0)%
As a percentage of total revenue	15.2%	16.3%			15.7%	16.6%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Maintenance and support revenue decreased by $3.2 million, or 4.0%. As a percentage of total revenue, maintenance and support revenue decreased from 16.3% to 15.2%. The decreases were primarily due to the continuing customer transition from product licenses to cloud-based solutions in Healthcare.
Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017
Maintenance and support revenue decreased by $4.9 million, or 3.0%. As a percentage of total revenue, maintenance and support revenue decreased from 16.6% to 15.7%. The decreases were primarily due to the continuing customer transition from product licenses to cloud-based solutions in Healthcare.
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Cost of professional services and hosting revenue	$181.1	$164.2	$16.9	10.3%	$353.6	$329.1	$24.5	7.5%
As a percentage of professional services and hosting revenue	65.9%	63.5%			66.3%	64.3%
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
The increase in cost of professional services and hosting revenue was primarily due to the growth in our Dragon Medical cloud-based solutions and EHR implementation and optimization services, offset in part by the decline in transcription services revenue. Gross margin decreased by 2.4 percentage points primarily due to margin compression in our medical transcription services and the increase in EHR implementation and optimization services which carried lower margins, offset in part by a favorable shift in revenue mix towards higher margin Dragon Medical cloud-based offerings. Also contributing to the decrease was lower gross margin in our Enterprise segment due to lower revenues and the relatively fixed hosting costs, and the margin compression in Other segment due to the margin erosions in our Devices and SRS businesses.
Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017
The increase in cost of professional services and hosting revenue was primarily due to the growth in our Dragon Medical cloud-based solutions and EHR implementation and optimization services, offset in part by the decline in transcription services revenue. Gross margin decreased by 2.0 percentage points primarily due to margin compression in our medical transcription services and the increase in EHR implementation and optimization services which carried lower margins, offset in part by a favorable shift in revenue mix towards higher margin Dragon Medical cloud-based offerings. Also contributing to the decrease was lower gross margin in our Enterprise segment due to lower revenues and the relatively fixed hosting costs, and the margin compression in Other segment due to the margin erosions in our Devices and SRS businesses.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Cost of product and licensing revenue	$19.0	$18.8	$0.2	0.9%	$38.0	$37.2	$0.8	2.3%
As a percentage of product and licensing revenue	11.8%	11.8%			11.8%	12.0%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Cost of product and licensing revenue increased by $0.2 million, or 0.9%. Gross margin was essentially flat year-over-year.
Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017
Cost of product and licensing revenue increased by $0.8 million, or 2.3%. Gross margin increased by 0.2 percentage points, or essentially flat year-over-year.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Cost of maintenance and support revenue	$14.2	$13.2	$1.0	7.2%	$28.4	$26.8	$1.6	5.9%
As a percentage of maintenance and support revenue	18.1%	16.2%			17.9%	16.4%
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Cost of maintenance and support revenue increased by $1.0 million, or 7.2%. Gross margins decreased by 1.9 percentage points primarily driven by lower margin on Dragon Medical maintenance and support services in healthcare.
Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017
Cost of maintenance and support revenue increased by $1.6 million, or 5.9%. Gross margins decreased by 1.5 percentage points primarily due to lower margin on Dragon Medical maintenance and support services.
Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Research and development expense	$74.2	$66.2	$8.0	12.0%	$147.6	$132.6	$15.0	11.3%
As a percentage of total revenue	14.4%	13.3%			14.5%	13.4%
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Research and development expense increased by $8.0 million, or 12.0%, primarily due to higher compensation expenses as a result of higher R&D headcount as we continue to enhance our R&D capability and invest in new technologies to support our long-term growth.
Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017
Research and development expense increased by $15.0 million, or 11.3%, primarily due to higher compensation expenses as a result of higher R&D headcount as we continue to enhance our R&D capability and invest in new technologies to support our long-term growth.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Sales and marketing expense	$94.2	$93.7	$0.5	0.5%	$196.1	$195.2	$1.0	0.5%
As a percentage of total revenue	18.3%	18.8%			19.3%	19.8%
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Sales and marketing expense increased by $0.5 million, or 0.5%, primarily driven by increases in marketing and communication expenses, offset in part by lower compensation expenses.
Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017
Sales and marketing expense increased by $1.0 million, or 0.5%, primarily due to the increase in professional service expenses and marketing and communication expenses.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
General and administrative expense	$74.3	$41.5	$32.8	78.9%	$127.2	$81.3	$45.9	56.4%
As a percentage of total revenue	14.4%	8.3%			12.5%	8.2%
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
General and administrative expense increased by $32.8 million, or 78.9%, primarily due to professional service costs related to evaluating strategic alternatives for certain businesses and establishing the Automotive business as a separate operating segment.
Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017
General and administrative expense increased by $45.9 million, or 56.4%, primarily due to professional services costs related to evaluating strategic alternatives for certain businesses and establishing the Automotive business as a separate operating segment.
Amortization of Intangible Assets
Amortization of acquired patents and technologies are included within cost of revenue and the amortization of acquired customer and contractual relationships, non-compete agreements, acquired trade names and trademarks, and other intangibles are included within operating expenses. Customer relationships are amortized based upon the pattern in which the economic benefits of the customer relationships are expected to be realized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was recorded as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Cost of revenue	$14.8	$17.2	$(2.4)	(14.2)%	$30.1	$32.8	$(2.6)	(8.0)%
Operating expenses	22.7	27.9	(5.2)	(18.8)%	45.7	55.8	(10.0)	(18.0)%
Total amortization expense	$37.5	$45.1	$(7.7)	(17.0)%	$75.9	$88.5	$(12.7)	(14.3)%
As a percentage of total revenue	7.3%	9.0%			7.5%	9.0%
The decreases in total amortization of intangible assets for the three and six months ended March 31, 2018, as compared to the prior year periods, were primarily due to certain intangible assets having been fully amortized during fiscal year 2017.

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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Transition and integration costs	$3.4	$3.6	$(0.2)	(6.8)%	$7.4	$7.3	$0.1	1.5%
Professional service fees	0.9	3.0	(2.0)	(68.4)%	1.5	8.0	(6.5)	(81.8)%
Acquisition-related adjustments	(1.9)	(1.2)	(0.7)	61.3%	(1.0)	(0.9)	(0.1)	5.6%
Total acquisition-related costs, net	$2.4	$5.4	$(3.0)	(56.1)%	$7.9	$14.4	$(6.5)	(45.0)%
As a percentage of total revenue	0.5%	1.1%			0.8%	1.5%
The decreases in acquisition-related costs, net for the three and six months ended March 31, 2018, as compared to the prior year periods, were primarily due to the decrease in professional service fees driven by reduced acquisition activities during fiscal year 2018.
Restructuring and Other Charges, Net
While restructuring and other charges, net are excluded from segment profits, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended March 31,
	2018					2017
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$788	$—	$788	$—	$788	$577	$593	$1,170	$—	$1,170
Enterprise	265	7	272	—	272	388	257	645	—	645
Automotive	849	—	849	—	849	1,247	—	1,247	—	1,247
Imaging	83	(16)	67	—	67	225	36	261	—	261
Other	1,095	558	1,653	—	1,653	1,806	51	1,857	10,773	12,630
Corporate	707	798	1,505	3,814	5,319	332	1,318	1,650	2,308	3,958
Total	$3,787	$1,347	$5,134	$3,814	$8,948	$4,575	$2,255	$6,830	$13,081	$19,911

	Six Months Ended March 31,
	2018					2017
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$3,301	$25	$3,326	$—	$3,326	$2,561	$870	$3,431	$—	$3,431
Enterprise	527	2,367	2,894	—	2,894	812	864	1,676	—	1,676
Automotive	1,000	—	1,000	—	1,000	1,415	—	1,415	—	1,415
Imaging	1,306	(7)	1,299	—	1,299	586	387	973	—	973
Other	1,344	569	1,913	—	1,913	1,850	51	1,901	10,773	12,674
Corporate	1,192	58	1,250	12,067	13,317	1,000	1,982	2,982	3,463	6,445
Total	$8,670	$3,012	$11,682	$12,067	$23,749	$8,224	$4,154	$12,378	$14,236	$26,614
Fiscal Year 2018
For the six months ended March 31, 2018, we recorded restructuring charges of $11.7 million, which included $8.7 million related to the termination of approximately 400 employees and $3.0 million related to certain excess facilities. Of these amounts, $5.1 million was recorded for the three months ended March 31, 2018, including $3.8 million related to employee termination and $1.3 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $1.4 million to be substantially paid during fiscal year 2018, and the remaining balance of $8.5 million related to excess facilities to be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
Additionally, for the six months ended March 31, 2018, we recorded $4.6 million related to the transition agreement of our former

CEO, $7.5 million related to our remediation and restoration efforts after the 2017 Malware Incident that occurred in the third quarter of fiscal year 2017. Of these amounts, $2.3 million related to the CEO transition and $1.5 million related to the 2017 Malware Incident was recorded for the three months ended March 31, 2018. The cash payments associated with the CEO transition agreement are expected to be made through fiscal year 2020.
Fiscal Year 2017
For the six months ended March 31, 2017, we recorded restructuring charges of $12.4 million, which included $8.2 million related to the termination of approximately 220 employees and $4.2 million related to certain excess facilities. Of these amounts, $6.8 million was recorded for the three months ended March 31, 2017, including $4.6 million related to employee termination and $2.3 million related to certain excess facilities. These actions were part of our strategic initiatives focused on process optimization and cost reduction.
Additionally, for the six months ended March 31, 2017, we recorded $3.5 million related to the transition agreement of our former CEO and $10.8 million non-cash impairment charge related to an internally developed software. Of these amounts, $2.3 million related to the CEO transition and $10.8 million non-cash impairment charge were recorded for the three months ended March 31, 2017.
Impairment of Goodwill
Fiscal Year 2018
As more fully described in Note 4 of the accompanying condensed consolidated financial statements, for the three and six months ended March 31, 2018, we recorded a goodwill impairment charge of $137.9 million related to Other segment, with $35.1 million related to Devices and $102.8 million related to SRS.

Other Expense, Net
A summary of other expenses, net is as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Interest income	$2.2	$1.3	$1.0	74.7%	$4.4	$2.3	$2.1	92.3%
Interest expense	(33.9)	(37.9)	4.0	(10.5)%	(69.9)	(75.9)	5.9	(7.8)%
Other expense, net	(0.6)	(19.6)	19.1	(96.9)%	(0.8)	(20.2)	19.4	(96.1)%
Total other expense, net	$(32.2)	$(56.2)	$24.0	(42.7)%	$(66.3)	$(93.8)	$27.5	(29.3)%
As a percentage of total revenue	6.3%	11.2%			6.5%	9.5%
The decreases for the three and six months ended March 31, 2018, as compared to the prior year periods, were primarily due to debt extinguishment losses of $18.6 million for the partial repayment of our 2020 Senior Notes in fiscal year 2017.
Provision for Income Taxes
The following table shows the provision (benefit) for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Provision (benefit) for income taxes	$2.5	$9.1	$(6.6)	(72.2)%	$(76.0)	$19.5	$(95.5)	(489.7)%
Effective income tax rate	(1.6)%	(37.1)%			40.7%	(51.0)%
As more fully described in Note 14 to the accompanying condensed consolidated financial statements, as a result of the Tax Cuts and Jobs Act ("TCJA"), we remeasured certain deferred tax assets and liabilities at the lower rates and recorded approximately $87.0 million of tax benefits for the six months ended March 31, 2018, which also reflected an expense of $10.0 million for the three months ended March 31, 2018 as we revised our estimates of the timing and amounts of the temporary differences. Additionally, we recorded a $2.0 million provision for the deemed repatriation of foreign cash and earnings for the six months ended March 31, 2018, which also reflected a benefit of $12.0 million for the three months ended March 31, 2018 as we revised our estimates of foreign earnings and profits related to the mandatory repatriation tax.

In addition, as more fully described in Note 4 to the condensed consolidated financial statements, in connection with the impairment charge of SRS's goodwill, we recognized a tax benefit of $8.5 million related to the portion of deductible goodwill in Brazil for the three and six months ended March 31, 2018.
SEGMENT ANALYSIS
During the first quarter of fiscal year 2018, we commenced a reorganization of our segment reporting structure to allow our Chief Operating Decision Maker ("CODM") greater focus on implementing strategic initiatives and identifying future investment opportunities. During the second quarter of fiscal year 2018, we established our Automotive business as a separate operating segment. Additionally, we moved our Dragon TV business from our Mobile operating segment into our Enterprise operating segment to consolidate our telecommunications market resources. Finally, our SRS business and our Devices business, originally included within our Mobile operating segment, are now presented within our Other segment. As a result, segment information for the three and six months ended March 31, 2018 and 2017 has been recast to reflect the new segment reporting structure.
The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended		Change	Percent Change	Six Months Ended		Change	Percent Change
	March 31,				March 31,
	2018	2017			2018	2017
Segment Revenues(a):
Healthcare	$261.2	$238.5	$22.7	9.5%	$506.8	$477.7	$29.1	6.1%
Enterprise	112.7	122.1	(9.4)	(7.7)%	233.3	237.5	(4.2)	(1.8)%
Automotive	69.0	61.7	7.3	11.7%	130.4	120.6	9.8	8.2%
Imaging	48.9	53.0	(4.1)	(7.8)%	104.6	105.1	(0.5)	(0.5)%
Other	26.5	35.7	(9.2)	(25.8)%	52.1	66.2	(14.1)	(21.3)%
Total segment revenues	$518.3	$511.1	$7.2	1.4%	$1,027.1	$1,007.1	$20.0	2.0%
Less: acquisition related revenues adjustments	(4.1)	(11.5)	7.4	(64.5)%	(11.3)	(19.9)	8.6	(43.3)%
Total revenues	$514.2	$499.6	$14.6	2.9%	$1,015.9	$987.2	$28.7	2.9%
Segment Profit:
Healthcare	$87.4	$83.3	$4.1	4.8%	$164.8	$161.9	$2.9	1.8%
Enterprise	25.7	40.3	(14.6)	(36.3)%	63.5	70.3	(6.8)	(9.7)%
Automotive	28.9	29.3	(0.4)	(1.5)%	52.1	56.9	(4.8)	(8.5)%
Imaging	12.3	18.5	(6.2)	(33.6)%	27.9	36.1	(8.2)	(22.7)%
Other	6.1	12.5	(6.4)	(51.5)%	9.5	20.4	(10.9)	(53.5)%
Total segment profit	$160.3	$184.0	$(23.7)	(12.9)%	$317.7	$345.6	$(27.9)	(8.1)%
Segment Profit Margin:
Healthcare	33.4%	34.9%	(1.5)		32.5%	33.9%	(1.4)
Enterprise	22.8%	33.0%	(10.2)		27.2%	29.6%	(2.4)
Automotive	41.9%	47.5%	(5.6)		39.9%	47.2%	(7.3)
Imaging	25.0%	34.8%	(9.8)		26.7%	34.3%	(7.6)
Other	22.9%	35.1%	(12.2)		18.2%	30.9%	(12.6)
Total segment profit margin	30.9%	36.0%	(5.1)		30.9%	34.3%	(3.4)

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

•
Healthcare segment revenue increased by $22.7 million, or 9.5%, primarily due to higher revenue from Dragon Medical cloud-based solutions and EHR implementation and optimization services, offset by in part by lower revenue from our transcription services revenue due to the continued erosion, and the negative impact of the 2017 Malware Incident.

•
Enterprise segment revenue decreased by $9.4 million, or 7.7%, primarily due to lower contact center license and services revenue, and lower volume through our legacy inbound and outbound on-demand solutions.

•	Automotive segment revenue increased by $7.3 million, or 11.7%, primarily due to higher revenues from royalties and hosting solutions driven by continued growth in our connected services.

•	Imaging segment revenues decreased by $4.1 million, or 7.8%, primarily due to lower revenue from our scanning and print management solutions.

•
Other segment revenue decreased by $9.2 million, or 25.8%, primarily due to declines in both SRS and Devices. The decline in SRS was primarily due to the recent market disruptions in India and Brazil. These markets have experienced recent and dramatic disruptions as a result of accelerated change in competition and business models for our SRS mobile operator customers, which has reduced demand for our services. The decline in our Devices business was primarily due to the ongoing consolidation of our handset manufacturer customer base, as well as continued erosion of our penetration of the remaining market.

Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017

•
Healthcare segment revenue increased by $29.1 million, or 6.1%, primarily due to higher revenue from Dragon Medical cloud-based solutions and EHR implementation and optimization services, offset by in part by lower revenue from our transcription services revenue due to the continued erosion, and the negative impact of the 2017 Malware Incident.

•
Enterprise segment revenue decreased by $4.2 million, or 1.8%, primarily due to lower contact center license and services revenue, and lower volume through our legacy inbound and outbound on-demand solutions.

•	Automotive segment revenue increased by $9.8 million, or 8.2%, primarily due to higher revenues from royalties and hosting solutions driven by continued growth in our connected services.

•	Imaging segment revenues decreased by $0.5 million, or 0.5%, primarily due to lower revenue from our scanning and print management solutions.

•
Other segment revenue decreased by 14.1 million, or 21.3%, primarily due to declines in both of SRS and Devices. The decline in SRS was primarily due to the recent market disruptions in India and Brazil. These markets have experienced recent and dramatic disruptions as a result of accelerated change in competition and business models for our SRS mobile operator customers, which has reduced demand for our services. The decline in our Devices business was primarily due to the ongoing consolidation of our handset manufacturer customer base, as well as continued erosion of our penetration of the remaining market.

Segment Profit
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

•
Healthcare segment profit increased by $4.1 million, or 4.8%, primarily due to higher segment revenue offset in part by lower gross margin. The lower gross margin was primarily due to margin compression in our medical transcription services and the increase in EHR implementation and optimization services which carried lower margins, offset in part by a favorable shift in revenue mix towards higher margin Dragon Medical cloud-based offerings. As a result, segment profit margin decreased by 1.5 percentage points to 33.4%.

•
Enterprise segment profit decreased by $14.6 million, or 36.3%, primarily due to lower segment revenue and lower gross margin. The lower gross margin was primarily a result of lower revenue and relatively fixed overhead costs. As a result, segment profit margin decreased by 10.2 percentage points to 22.8%.

•
Automotive segment profit decreased by $0.4 million, or 1.5%, primarily due to lower gross margin and higher R&D expenses, offset in part by higher revenue. The lower gross margin was primarily driven by our investment in automotive technologies and increased professional services headcount for future business needs. The higher R&D expenses was primarily driven by our increased investment in new technologies to support future growth. As a result, segment profit margin decreased by 5.6 percentage points to 41.9%.

•
Imaging segment profit decreased by 6.2 million, or 33.6%, primarily due to lower segment revenue and gross margin and higher operating expenses. Gross margin declined as a result of an unfavorable shift in revenue mix from higher margin licensing revenue to lower margin product revenue. Operating expenses increased primarily due to higher sales and marketing and R&D expenses to support new products and solutions. As a result, segment profit margin decreased by 9.8 percentage points to 25.0%.

•
Other segment profit decreased by 6.4 million, or 51.5%. Profit margin decreased by 12.2 percentage points to 22.9%. The declines were primarily due to lower revenues and relatively fixed costs and expenses structure.

Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017

•
Healthcare segment profit increased by $2.9 million, or 1.8%, primarily due to higher segment revenue offset in part by lower gross margin. The lower gross margin was primarily due to margin compression in our medical transcription services and the increase in EHR implementation and optimization services which carried lower margins, offset in part by a favorable shift in revenue mix towards higher margin Dragon Medical cloud-based offerings. As a result, segment profit margin decreased by 1.4 percentage points to 32.5%.

•
Enterprise segment profit decreased by $6.8 million, or 9.7%, primarily due to lower segment revenue and lower gross margin. The lower gross margin was primarily a result of lower revenue and relatively fixed overhead costs. As a result, segment profit margin decreased by 2.4 percentage points to 27.2%.

•
Automotive segment profit decreased by $4.8 million, or 8.5%, primarily due to lower gross margin and higher R&D expenses, offset in part by higher revenue. The lower gross margin was primarily driven by our investment in automotive technologies and increased professional services headcount for future business needs. The higher R&D expenses was primarily driven by our increased investment in new technologies to support future growth. As a result, segment profit margin decreased by 7.3 percentage points to 39.9%.

•
Imaging segment profit decreased by $8.2 million, or 22.7%, primarily due to lower segment revenue and gross margin and higher operating expenses. Gross margin declined as a result of an unfavorable shift in revenue mix from higher margin licensing revenue to lower margin product revenue. Operating expenses increased primarily due to higher sales and marketing and R&D expenses to support new products and solutions. As a result, segment profit margin decreased by 7.6 percentage points to 26.7%.

•
Other segment profit decreased by 10.9 million, or 53.5%. Profit margin decreased by 12.6% percentage points to 18.2%. The declines were primarily due to lower revenues and relatively fixed costs and expenses structure.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $648.7 million as of March 31, 2018, a decrease of $225.4 million from $874.1 million as of September 30, 2017. Our working capital, defined as total current assets less total current liabilities, was $399.7 million as of March 31, 2018, compared to $216.4 million as of September 30, 2017. Additionally, we had $238.4 million available for borrowing under our revolving credit facility as of March 31, 2018. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $131.0 million as of March 31, 2018 and $148.6 million as of September 30, 2017. As more fully described in Note 14 to the accompanying condensed consolidated financial statements, as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"), we recorded a provisional amount of one-time repatriation tax of approximately $2 million on foreign cash and earnings as of March 31, 2018. The actual impact of the TCJA may differ materially from our estimate due to changes in our interpretations and assumptions, additional guidance to be issued, and actions we may take as a result of the TCJA. We have not changed our indefinite reinvestment assertion related to foreign cash and earnings.
In April 2018, we completed an acquisition in our Automotive segment for a total cash consideration of approximately $82 million, net of cash acquired. We are currently in the process of determining the total consideration transferred and the fair values of assets acquired and liabilities assumed, but do not expect this acquisition to have a material impact on our condensed consolidated financial statements.

Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended March 31, 2018, was $195.4 million, a decrease of $55.0 million from cash provided by operating activities of $250.3 million for the six months ended March 31, 2017. The decrease was primarily due to:

•	A decrease of $59.6 million due to lower net income, excluding non-cash adjustments;

•	A decrease of $7.7 million due to unfavorable changes in working capital, primarily due to the timing of billing and cash payments, offset in part by,

•
An increase of $12.3 million from changes in deferred revenue. Deferred revenue had a positive effect of $85.3 million on operating cash flows for the six months ended March 31, 2018, as compared to $73.0 million for the six months ended March 31, 2017, primarily driven by continued growth of our Automotive connected services and Healthcare bundled offerings.

Cash Provided by (Used in) Investing Activities
Cash provided by investing activities for the six months ended March 31, 2018, was $64.2 million, an increase of $240.2 million from cash used in investing activities of $176.0 million for the six months ended March 31, 2017. The increase was primarily due to:

•	A net increase of $186.5 million from the sale and purchase of marketable securities and other investments; and

•	A decrease of $60.2 million for business and asset acquisitions.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities for the six months ended March 31, 2018, was $383.4 million, an increase of $454.3 million from cash provided by financing activities of $70.9 million for the six months ended March 31, 2017. The net increase was primarily due to:

•
A decrease in cash inflows of $839.0 million from new debt issuance. During the six months ended March 31, 2017, the cash inflows from debt activities includes $494.6 million net proceeds from the issuance of 5.625% Senior Notes due 2026; and $344.3 million net proceeds from the issuance of our 1.25% 2025 Convertible Debentures;

•	An increase in cash outflows of $16.9 million related to acquisition payments with extended payment terms, offset in part by,

•
A decrease in cash outflows of $302.9 million from the redemption and repayment of debt. During the six months ended March 31, 2018 holders of approximately $331.2 million in aggregate principal amount of the 2.75% 2031 Debentures exercised their right to require us to repurchase such debentures. During the six months ended March 31, 2017, we made repayments of $616.7 million for the redemption of our 2020 Senior Notes and $17.9 million for the redemption of our 2031 Convertible Debentures; and

•
A decrease in cash outflows of $99.1 million related to share repurchases. During the six months ended March 31, 2017, we repurchased 5.8 million shares of our common stock for $99.1 million under our share repurchase program.

Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 10 to the accompanying condensed consolidated financial statements.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million. On April 29, 2015, our Board of Directors approved an additional $500.0 million under our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.
There were no share repurchases for the six months ended March 31, 2018. For the six months ended March 31, 2017, we repurchased 5.8 million shares of our common stock for $99.1 million under the program. Since the commencement of the program, we have repurchased an aggregate of 46.5 million shares for $806.6 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of March 31, 2018, approximately $193.4 million remained available for future repurchases under the program.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	2018	2019 and 2020	2021 and 2022	Thereafter
Convertible debentures(1)	$1,337.0	$—	$—	$310.5	$1,026.5
Senior notes	1,250.0	—	450.0	—	800.0
Interest payable on long-term debt(2)	518.3	43.4	173.4	122.4	179.1
Letters of credit(3)	4.1	3.4	0.7	—	—
Lease obligations and other liabilities:
Operating leases	159.4	17.5	40.2	27.4	74.3
Operating leases under restructuring(4)	62.7	5.1	17.9	15.2	24.5
Purchase commitments(5)	32.2	7.6	13.8	10.8	—
Total contractual cash obligations	$3,363.7	$77.0	$696.0	$486.3	$2,104.4

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after March 31, 2018.

(2)
Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of March 31, 2018, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(3)	Letters of Credit are in place primarily to secure future operating lease payments.

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of March 31, 2018, we have subleased certain of the facilities with total sublease income of $53.3 million through fiscal year 2025.

(5)
Purchase commitments include non-cancelable purchase commitments for property and equipment, inventory, and services in the normal course of business. These amounts also include arrangements that require a minimum purchase commitment by us.

Total unrecognized tax benefits as of March 31, 2018 were $31.9 million. We do not expect any significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of pre-determined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of March 31, 2018, the maximum amount of payments to be made based on the agreements was $19.6 million if the specific performance objectives are achieved. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. As of March 31, 2018, total deferred compensation to be paid out upon the conclusion of requisite service periods was $26.9 million.
Off-Balance Sheet Arrangements
As of March 31, 2018, there were no off-balance sheet arrangements that may have a material impact on the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are included in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K for the fiscal year ended September 30, 2017. There has been no material change to our critical accounting policies since September 30, 2017. See Note 4 to the accompanying condensed consolidated financial statements for the critical estimates related to our interim goodwill impairment analysis.

RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
See Note 2 to the accompanying condensed consolidated financial statements for a discussion of the recently adopted and issued accounting standards.

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
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of March 31, 2018, we had not designated any contracts as fair value or cash flow hedges. The contracts are not designated as cash flow hedges and generally are for periods less than 90 days. As of March 31, 2018, the notional contract amount of outstanding foreign currency exchange contracts was $78.0 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At March 31, 2018, we held approximately $648.7 million of cash and cash equivalents and marketable securities primarily consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point change in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would change by approximately $6.4 million per annum, based on the balances as of March 31, 2018.
At March 31, 2018, we had no outstanding debt subject to variable interest rates.
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

The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $15.75 as of March 31, 2018 (dollars in millions):

	March 31, 2018
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
2.75% 2031 Debentures	$45.7	$22.7	$0.1	$2.3
1.5% 2035 Debentures	$269.1	$178.7	$10.7	$17.9
1.0% 2035 Debentures	$643.4	$391.4	$21.3	$39.1
1.25% 2025 Debentures	$346.7	$248.1	$18.2	$24.8

Item 4.	Controls and Procedures
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
There are a number of companies that develop or may develop products that compete in our targeted markets. The markets for our products and services are characterized by intense competition, evolving industry and regulatory standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives for certain of our products that offer limited functionality at significantly lower costs or free of charge. Within voice recognition and natural language understanding, we compete primarily with Amazon, Google, as well as other smaller providers. In our Healthcare business we compete primarily with M*Modal, Optum, 3M and other smaller providers. In our Automotive business we compete, or may in the future compete, with Amazon, Google, iFlyTek and Microsoft as well as with other, smaller vendors particularly in China. In our Imaging business we compete primarily with ABBYY and Adobe. Also, some of our partners such as Avaya, Canon, Cisco, and Genesys develop and market products that might be considered substitutes for our solutions. In addition, a number of smaller companies in voice recognition, natural language understanding, text input and imaging produce technologies or products that are in some markets competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations.
The competition in these markets could adversely affect our operating results by reducing the volume of the products we license or the prices we can charge. Some of our current or potential competitors, such as 3M, Adobe, Amazon, Google and Microsoft, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do, and in certain cases may be able to include or combine their competitive products or technologies with other of their products or technologies in a manner whereby the competitive functionality is available at lower cost or free of charge within the larger offering. To the extent they do so, market acceptance and penetration of our products, and therefore our revenue and bookings, may be adversely affected. Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, or if we are unable to realize synergies among our acquired products and technologies, our business will suffer.
Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline.
Our revenue, bookings and operating results have fluctuated materially in the past and are expected to continue to fluctuate in the future. Given these fluctuations, we believe that quarter to quarter comparisons of revenue, bookings and operating results are not necessarily meaningful nor an accurate indicator of our future performance. These fluctuations may cause our results of operations to not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include:

•	volume, timing and fulfillment of customer orders and receipt of royalty reports;

•	slowing sales by our channel partners to their customers;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	contractual counterparties are unable to, or do not, meet their contractual commitments to us;

•	introduction of new products by us or our competitors;

•	cybersecurity or data breaches perpetrated by hackers or other third parties;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment of goodwill or intangible assets;

•	the pace of the transition to an on-demand and transactional revenue model;

•	delayed realization of synergies resulting from our acquisitions;

•	accounts receivable that are not collectible and write-offs of excess or obsolete inventory;

•	increased expenditures incurred pursuing new product or market opportunities;

•	higher than anticipated costs related to fixed-price contracts with our customers; and

•	general economic trends as they affect the customer bases into which we sell.
Due to the foregoing factors, among others, our revenue, bookings and operating results are difficult to forecast. Our expense levels are based in significant part on our expectations of future revenue, and we may not be able to reduce our expenses quickly to respond to near-term shortfalls in projected revenue. Therefore, our failure to meet revenue expectations would seriously harm our operating results, financial condition and cash flows.

A significant portion of our revenue and bookings are derived, and a significant portion of our research and development activities are based, outside the United States. Our results could be harmed by economic, political, regulatory, foreign currency fluctuations and other risks associated with these international regions.
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue and bookings from international operations could increase in the future. Most of our international revenue and bookings are generated by sales in Europe and Asia. In addition, some of our products are developed outside the United States and we have a large number of employees in India that provide development and transcription services. We also have a large number of employees in Canada, Germany and the United Kingdom that provide professional services. A significant portion of the development of our voice recognition and natural language understanding solutions is conducted in Canada and Germany, and a significant portion of our imaging research and development is conducted in Hungary and Canada. We also have significant research and development resources in Austria, Belgium, China, Italy, and the United Kingdom. In addition, we are exposed to changes in foreign currencies including the euro, British pound, Brazilian real, Canadian dollar, Japanese yen, Indian rupee and Hungarian forint. Changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

•	the impact on local and global economies of the United Kingdom leaving the European Union;

•	changes in foreign currency exchange rates or the lack of ability to hedge certain foreign currencies;

•	changes in a specific country's or region's economic conditions;

•	compliance with laws and regulations in many countries and any subsequent changes in such laws and regulations;

•	geopolitical turmoil, including terrorism and war;

•	trade protection measures, including tariffs and import/export controls, imposed by the United States and/or by other countries such as China;

•	changing and import or export licensing requirements, particularly for our voice biometrics products;

•	changing data privacy regulations and customer requirements to locate data centers in certain jurisdictions;

•	adverse political and economic conditions, particularly those negatively affecting the trade relationship between the U.S. and China;

•	restrictions on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (CFIUS) and substantial restrictions on investment from China;

•	changes in applicable tax laws;

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions; and

•	less effective protection of intellectual property than in the United States.

We recently hired a new Chief Executive Officer. If we encounter difficulties in the transition, our business could be negatively impacted.
Mark D. Benjamin became our Chief Executive Officer and a member of our Board of Directors late April 2018. Our future success will partly depend upon Mr. Benjamin’s ability, along with the ability of other senior management and other key employees, to effectively implement our business strategies. In addition, Mr. Benjamin may pursue changes in our strategy or business focus. Mr. Benjamin may require transition time to fully understand all aspects of our business as would be typical with any executive transition. If we have failures in any aspects of this transition, or new strategies implemented by our management team are not successful, our business could be harmed.
If we are unable to attract and retain key personnel, our business could be harmed.
If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. For example, we have recently undergone a chief executive officer transition with the retirement of Mr. Ricci as our Chief Executive Officer in March 2018 and the appointment of Mr. Benjamin as our new Chief Executive Officer in April 2018. In addition, two other members of our senior management team have recently left the company. Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will and we have had key employees leave in the past. We cannot assure you that one or more key employees will not leave in the future. We intend to continue to hire additional highly qualified personnel, including research and development and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

In response to our changing needs and input from our investors, we recently added a number of new directors to our Board of Directors and expect to add additional directors over the balance of fiscal year 2018. If the transition to these new directors is not effective, our business could be harmed.
In addition to his appointment as Chief Executive Officer, Mr. Benjamin was appointed to our Board of Directors. With this addition, three of the eight members of our Board of Directors have joined since December 2017. We expect to add additional members to our Board of Directors in the coming months and to reconstitute the membership of Board Committees as new directors are added to take advantage of the experience the new members bring to our Board of Directors. There can be no assurances that the new Board of Directors or its committees will function effectively and that there will not be any adverse effects on the business as a result of the significant changes on our Board of Directors.
We experienced a significant malware incident in the third quarter of fiscal year 2017, which had and continues to have a significant impact on our future results of operations and financial condition.
On June 27, 2017, Nuance was a victim of the global NotPetya malware incident (the “2017 Malware Incident”). The NotPetya malware affected certain Nuance systems, including systems used by our healthcare customers, primarily for transcription services, as well as systems used by our imaging division to receive and process orders. Our revenue and our operating results for fiscal year 2017 were negatively impacted by the 2017 Malware Incident. For fiscal year 2017, we estimate that we lost approximately $68.0 million in revenues, primarily in our Healthcare segment, due to the service disruption and the reserves we established for customer refund credits. Additionally, we incurred incremental costs of approximately $24.0 million for fiscal year 2017 as a result of our remediation and restoration efforts, as well as incremental amortization expenses. Although the direct effects of the 2017 Malware Incident were remediated during fiscal year 2017, the 2017 Malware Incident had a continued effect on our results of operations in the first and second quarters of fiscal year 2018, and our outlook for the remainder of fiscal year 2018 reflects both the residual effects of the incident and the additional resources we will need to invest on an ongoing basis to continuously enhance information security.
Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit our growth.
The confidentiality and security of our information, and that of third parties, is critical to our business. Our services involve the transmission, use, and storage of customers’ and their customer’s confidential information. We were the victim of a cybercrime in the past, and future cybersecurity or data privacy incidents could have a material adverse effect on our results of operations and financial condition. While we maintain a broad array of information security and privacy measures, policies and practices, our networks may be breached through a variety of means, resulting in someone obtaining unauthorized access to our information, to information of our customers or their customers, or to our intellectual property; disabling or degrading service; or sabotaging systems or information. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees, contractors, and vendors. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We will continue to incur significant costs to continuously enhance our information security measures to defend against the threat of cybercrime. Any cybersecurity or data privacy incident or breach may result in:

•	loss of revenue resulting from the operational disruption;

•	loss of revenue or increased bad debt expense due to the inability to invoice properly or to customer dissatisfaction resulting in collection issues;

•	loss of revenue due to loss of customers;

•	material remediation costs to restore systems;

•	material investments in new or enhanced systems in order to enhance our information security posture;

•	cost of incentives offered to customers to restore confidence and maintain business relationships;

•	reputational damage resulting in the failure to retain or attract customers;

•	costs associated with potential litigation or governmental investigations;

•	costs associated with any required notices of a data breach;

•	costs associated with the potential loss of critical business data; and

•	other consequences of which we are not currently aware but will discover through the remediation process.

Our business is subject to a variety of domestic and international laws, rules, policies and other obligations regarding data protection.
We are subject to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information and personal health information, with additional laws applicable in some jurisdictions where the information is collected from children. In many cases, these laws apply not only to transfers between unrelated third-parties but also to transfers between us and our subsidiaries. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. The European Commission adopted the European General Data Protection Regulation (the “GDPR”), which will be in effect as of May 25, 2018. China adopted a new cybersecurity law as of June 2017, and there is an increase in regulation of biometric data globally, which may include voiceprints. Complying with the GDPR and other emerging and changing requirements may cause us to incur substantial costs and may require us to change our business practices. Noncompliance could result in penalties or significant legal liability, and could affect our ability to retain and attract customers.
Any failure by us, our customers, suppliers or other parties with whom we do business to comply with our privacy policy or with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Any alleged or actual failure to comply with applicable privacy laws and regulations may:

•	cause our customers to lose confidence in our solutions;

•	harm our reputation;

•	expose us to litigation, regulatory investigations and to resulting liabilities including reimbursement of customer costs, damages penalties or fines imposed by regulatory agencies; and

•	require us to incur significant expenses for remediation.
Interruptions or delays in services could impair the delivery of our services and harm our business
Because our services are complex and incorporate a variety of hardware and proprietary and third-party software, our services may have errors or defects that could result in unanticipated downtime for our customers and harm to our reputation and our business. We have from time to time, found defects in our services, and new errors in our services may be detected in the future. As we acquire companies, we may encounter difficulty in incorporating the acquired services or technologies into our services. Any damage to, or failure of, the systems that serve our customers in whole or in part, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay service-level agreement penalties, cause customers to terminate their on-demand services, and adversely affect our renewal rates and our ability to attract new customers.
Interruptions or delays in service from data center hosting facilities could impair the delivery of our services and harm our business.
We currently serve our customers from data center hosting facilities we directly manage and from third-party public cloud facilities. Any damage to, or failure of, the systems that serve our customers in whole or in part, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay service level agreement penalties, cause customers to terminate their on-demand services and adversely affect our renewal rates and our ability to attract new customers.
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
Under accounting principles generally accepted in the United States, we record the market value of our common stock and other forms of consideration issued in connection with an acquisition as the cost of acquiring the company or business. We allocate that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships, based on their respective fair values. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and may adversely affect our operating results and cash flows:

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

•	charges to our operating results to eliminate certain duplicative pre-merger activities, to restructure our operations or to reduce our cost structure;

•	charges to our operating results arising from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of stock awards assumed in acquisitions.

Intangible assets are generally amortized over three to ten years. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of March 31, 2018, we had identified intangible assets of approximately $596.1 million, net of accumulated amortization, and goodwill of approximately $3.5 billion, net of accumulated impairment charges. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
We have grown, and may continue to grow, through acquisitions, which could dilute our existing stockholders and/or increase our debt levels.
In connection with past acquisitions, we have in the past issued a substantial number of shares of our common stock as transaction consideration, including contingent consideration, and also incurred significant debt to finance the cash consideration used for our acquisitions. We may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly, depending on the terms of such acquisitions. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business.
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
We reported net losses of $151.0 million, $12.5 million and $115.0 million in fiscal years 2017, 2016 and 2015, respectively, and a net loss of $164.1 million for the second fiscal quarter of fiscal year 2018. We had a total accumulated deficit of $691.7 million as of March 31, 2018. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

If our efforts to execute our formal transformation program are not successful, our business could be harmed.
We have been executing a formal transformation program to focus our product investments on our growth opportunities, increase our operating efficiencies, reduce costs, and further enhance shareholder value through share buybacks. There can be no assurance that we will be successful in executing this transformation program or be able to fully realize the anticipated benefits of this program, within the expected time frames, or at all. Additionally, if we are not successful in strategically aligning our product portfolio, we may not be able to achieve the anticipated benefits of this program. A failure to successfully reduce and re-align our costs could have an adverse effect on our revenue and on our expenses and profitability. As a result, our financial results may not meet our or the expectations of securities analysts or investors in the future and our business could be harmed.
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
During 2014, Ireland enacted changes to the taxation of certain Irish incorporated companies effective as of January 2021. On October 5, 2015, the Organization for Economic Cooperation and Development released the Final Reports for its Action Plan on Base Erosion and Profit Shifting. The implementation of one or more of these reports in jurisdictions in which we operate, together with the 2014 enactment by Ireland, could result in an increase to our effective tax rate. In addition, in December 2017, the United States enacted the Tax Cut and Jobs Act of 2017. We expect this to have a material impact on our GAAP tax financial results.  We have determined that our GAAP tax provision for the first quarter of fiscal 2018 was benefited by approximately $80 million driven by a revaluation of certain deferred tax assets and liabilities using the updated federal tax rates, offset in part by a one-time repatriation tax on non-US cash and earnings. Future changes in U.S. and non-U.S. tax laws and regulations could have a material effect on our results of operations in the periods in which such laws and regulations become effective as well as in future periods.
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
We have significant intangible assets, including goodwill and other intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are customer relationships, patents and core technology, completed technology and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets include the following:

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

For example, during the second quarter of fiscal year 2018, we reorganized our Mobile business into three discrete lines of business. In connection with this reorganization, and with the review of goodwill and indefinite-lived intangible assets for impairment during the second quarter of fiscal year 2018 that was triggered by recent financial results and rapidly changing business conditions for our Subscriber Revenue Services (“SRS”), we recorded a total of $137.9 million of goodwill impairment charge related to our Devices business and SRS for the second quarter of fiscal 2018. For more information, please see Note 4 of the accompanying condensed consolidated financial statements. Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.
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

We have a significant amount of debt. As of March 31, 2018, we had $2,587.0 million outstanding principal amount of debt, including $450.0 million of senior notes due in 2020, $300.0 million of senior notes due in 2024, and $500.0 million of senior notes due in 2026, $46.6 million of 2.75% 2031 Convertible Debentures redeemable in November 2021, $263.9 million of 1.5% 2035 Convertible Debentures redeemable in November 2021, $676.5 million of 1.0% 2035 Convertible Debentures redeemable in December 2022, and $350.0 million of 1.25% 2025 Convertible Debentures redeemable in April 2025. Investors may require us to redeem these debentures earlier than the dates indicated if the closing sale price of our common stock is more than 130% of the then current conversion price of the respective debentures for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount in cash or shares of our common stock, at our election. We also had a $242.5 million Revolving Credit Facility under which $4.1 million was committed to backing outstanding letters of credit issued and $238.4 million was available for borrowing at March 31, 2018. Our debt level could have important consequences, for example it could:

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
In recent periods, certain stockholders have publicly and privately expressed concerns with the Company’s performance and with certain governance matters. For example, certain stockholders have expressed concerns about the timing and process related to our former chief executive officer retiring and the appointment of a new chief executive officer, certain provisions of our executive compensation plans and features of our corporate governance provisions in our governing documents and policies. In addition, we have enacted certain changes to our bylaws in the past year in response to demands from stockholders that may weaken our ability to prevent an unsolicited takeover. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Furthermore, any perceived uncertainties as to our future direction could result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	11/13/2017
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
10.1	Amended & Restated 2000 Stock Plan (Amended & Restated February 28, 2018)	8-K	0-27038	10.1	3/6/2018
10.2	Employment Agreement between the Registrant and Mark D. Benjamin Dated March 19, 2018	8-K	0-27038	10.1	3/22/2018
10.3	Separation & Release Agreement between the Registrant and Paul Ricci dated April 19, 2018					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101.0
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended 3/31/2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 10, 2018.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer