Form 10-Q
period 2018-06-30
Nuance Communications, Inc.
filed 2018-08-09
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2018
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

The number of shares of the Registrant’s Common Stock, outstanding as of August 2, 2018 was 286,802,911.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Professional services and hosting	$254,478	$251,488	$788,079	$763,595
Product and licensing	168,682	154,228	491,776	465,238
Maintenance and support	79,727	80,505	238,901	244,619
Total revenues	502,887	486,221	1,518,756	1,473,452
Cost of revenues:
Professional services and hosting	166,280	169,439	519,859	498,501
Product and licensing	19,052	17,637	57,087	54,805
Maintenance and support	14,346	13,410	42,778	40,248
Amortization of intangible assets	13,760	15,727	43,896	48,487
Total cost of revenues	213,438	216,213	663,620	642,041
Gross profit	289,449	270,008	855,136	831,411
Operating expenses:
Research and development	75,726	66,565	223,277	199,119
Sales and marketing	96,212	97,011	292,359	292,201
General and administrative	50,653	42,329	177,833	123,637
Amortization of intangible assets	24,117	29,160	69,851	84,931
Acquisition-related costs, net	4,916	7,646	12,837	22,051
Restructuring and other charges, net	9,237	13,035	32,986	39,649
Impairment of goodwill	—	—	137,907	—
Total operating expenses	260,861	255,746	947,050	761,588
Income (loss) from operations	28,588	14,262	(91,914)	69,823
Other (expense) income:
Interest income	2,482	1,952	6,910	4,255
Interest expense	(33,849)	(40,422)	(103,785)	(116,296)
Other expense, net	(685)	(1,019)	(1,477)	(21,251)
Loss before income taxes	(3,464)	(25,227)	(190,266)	(63,469)
Provision (benefit) for income taxes	10,573	2,609	(65,404)	22,103
Net loss	$(14,037)	$(27,836)	$(124,862)	$(85,572)
Net loss per share:
Basic	$(0.05)	$(0.10)	$(0.43)	$(0.30)
Diluted	$(0.05)	$(0.10)	$(0.43)	$(0.30)
Weighted average common shares outstanding:
Basic	292,663	287,856	292,703	289,269
Diluted	292,663	287,856	292,703	289,269

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
	(In thousands)
Net loss	$(14,037)	$(27,836)	$(124,862)	$(85,572)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(25,985)	13,185	(20,374)	566
Pension adjustments	432	(250)	548	(14)
Unrealized gain (loss) on marketable securities	126	(15)	(222)	(19)
Total other comprehensive (loss) income, net	(25,427)	12,920	(20,048)	533
Comprehensive loss	$(39,464)	$(14,916)	$(144,910)	$(85,039)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	September 30, 2017
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$331,259	$592,299
Marketable securities	154,085	251,981
Accounts receivable, less allowances for doubtful accounts of $12,319 and $14,333	396,766	395,392
Prepaid expenses and other current assets	104,157	88,269
Total current assets	986,267	1,327,941
Marketable securities	23,801	29,844
Land, building and equipment, net	172,596	176,548
Goodwill	3,510,454	3,590,608
Intangible assets, net	612,913	664,474
Other assets	140,060	142,508
Total assets	$5,446,091	$5,931,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$376,121
Contingent and deferred acquisition payments	22,259	28,860
Accounts payable	95,109	94,604
Accrued expenses and other current liabilities	224,432	245,901
Deferred revenue	389,032	366,042
Total current liabilities	730,832	1,111,528
Long-term debt	2,323,516	2,241,283
Deferred revenue, net of current portion	482,834	423,929
Deferred tax liabilities	53,547	131,320
Other liabilities	97,447	92,481
Total liabilities	3,688,176	4,000,541

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 291,142 and 293,938 shares issued and 287,392 and 290,187 shares outstanding, respectively	291	294
Additional paid-in capital	2,601,573	2,629,245
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(121,390)	(101,342)
Accumulated deficit	(705,771)	(580,027)
Total stockholders’ equity	1,757,915	1,931,382
Total liabilities and stockholders’ equity	$5,446,091	$5,931,923

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2018	2017
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(124,862)	$(85,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	161,167	174,955
Stock-based compensation	106,937	121,809
Non-cash interest expense	37,091	42,912
Deferred tax (benefit) provision	(91,118)	6,762
Loss on extinguishment of debt	—	18,565
Impairment of goodwill	137,907	—
Impairment of fixed asset	1,780	16,351
Other	894	4,259
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	2,007	28,132
Prepaid expenses and other assets	(18,695)	(14,531)
Accounts payable	(4,011)	12,209
Accrued expenses and other liabilities	1,671	(4,040)
Deferred revenue	84,255	60,552
Net cash provided by operating activities	295,023	382,363
Cash flows from investing activities:
Capital expenditures	(38,965)	(34,033)
Payments for business and asset acquisitions, net of cash acquired (including cash payments of $5.0 million to a related party for fiscal 2018, see Note 16)	(109,225)	(110,220)
Purchases of marketable securities and other investments	(158,645)	(192,062)
Proceeds from sales and maturities of marketable securities and other investments	259,677	106,444
Net cash used in investing activities	(47,158)	(229,871)
Cash flows from financing activities:
Repayment and redemption of debt	(331,172)	(634,055)
Proceeds from issuance of long-term debt, net of issuance costs	—	838,081
Payments for repurchase of common stock	(111,979)	(99,077)
Acquisition payments with extended payment terms	(20,769)	—
Proceeds from issuance of common stock from employee stock plans	9,361	8,682
Payments for taxes related to net share settlement of equity awards	(51,852)	(52,523)
Other financing activities	(1,075)	(424)
Net cash (used in) provided by financing activities	(507,486)	60,684
Effects of exchange rate changes on cash and cash equivalents	(1,419)	(1,202)
Net (decrease) increase in cash and cash equivalents	(261,040)	211,974
Cash and cash equivalents at beginning of period	592,299	481,620
Cash and cash equivalents at end of period	$331,259	$693,594

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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASU 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 permits two methods of adoption: (i) retrospective to each prior reporting period presented; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date.  ASU 2014-09 is effective for us beginning on October 1, 2018 and we plan to adopt ASU 2014-09 using the cumulative catch-up transition method, with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods.
In the first quarter of fiscal 2017, we commenced a project to assess the potential impact of the new standard on our consolidated financial statements and related disclosures. This project also includes the assessment and enhancement of our internal processes, controls and systems to address the new standard.
While we are continuing to assess all potential impacts of ASU 2014-09, we currently believe the most significant impact relates to our accounting for arrangements that include term-based software licenses bundled with other performance obligations including (i) maintenance and support and (ii) professional services. A significant number of our Healthcare and Imaging customer contracts include term-based software licenses bundled with other performance obligations. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because vendor-specific objective evidence ("VSOE") does not exist for the undelivered maintenance and support element as it is not sold separately. Under ASU 2014-09, the requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated. Accordingly, under the new standard we will be required to recognize term-based software revenue as control is transferred and based upon the amount proportionally allocated to the term-based software license from the contract transaction price. We do not currently expect ASU 2014-09 to have a significant effect on the timing of revenue related to our renewal maintenance, professional services and cloud offerings.
Another significant provision under ASU 2014-09 includes the capitalization and amortization of costs associated with obtaining a contract, such as sales commissions. Currently, we expense sales commissions in the period incurred. Under ASU 2014-09, direct and incremental costs to acquire a contract are capitalized and amortized over the pattern of transfer of the goods and services to which the asset relates. While we are continuing to assess the impact of this provision of ASU 2014-09, we likely will be required to capitalize a significant amount of our sales commission costs.
3. Business Acquisitions
We continue to expand our solutions and integrate our technologies in new offerings through acquisitions. A summary of our acquisition activities is as follows:
Fiscal Year 2018
For the nine months ended June 30, 2018, we completed several acquisitions in our Healthcare and Automotive segments for a total cash consideration of $113.1 million, contingent payments with a fair value of $2.0 million and effective settlement of preexisting relationship with the acquiree of $12.9 million. As a result, we recognized goodwill of $65.1 million and other intangible assets of $60.8 million, with a weighted average life of 6.0 years. Such acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2017
For the nine months ended June 30, 2017, we completed several acquisitions in our Enterprise, Healthcare and Other segments for a total cash consideration of $73.3 million, issuance of 0.8 million shares of common stock valued at $13.4 million and contingent payments with a fair value of $8.3 million. As a result, we recognized goodwill of $62.0 million and other intangible assets of $39.1 million, with a weighted average life of 5.9 years. Such acquisitions were not significant individually or in the aggregate to our condensed consolidated financial statements.
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
A summary of acquisition-related costs, net is as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Transition and integration costs	$5,370	$3,722	$12,799	$11,044
Professional service fees	1,254	3,905	2,705	11,896
Acquisition-related adjustments	(1,708)	19	(2,667)	(889)
Total	$4,916	$7,646	$12,837	$22,051
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the nine months ended June 30, 2018 are as follows (dollars in thousands):

Goodwill

	Healthcare	Enterprise	Imaging	Mobile	Automotive	Other	Total
Balance as of September 30, 2017	$1,418,334	$673,472	$257,792	$1,241,010	$—	$—	$3,590,608
Acquisitions	14,936	—	—	—	50,193	—	65,129
Purchase accounting adjustments	(1,457)	—	—	2,697	—	—	1,240
Effect of foreign currency translation	(2,437)	(2,143)	(343)	5,344	(7,577)	(1,460)	(8,616)
Reorganization (Note 17)	—	11,991	—	(1,249,051)	1,080,453	156,607	—
Impairment charge (a)	—	—	—	—	—	(137,907)	(137,907)
Balance as of June 30, 2018	$1,429,376	$683,320	$257,449	$—	$1,123,069	$17,240	$3,510,454

(a) Represents accumulated impairment charge as of June 30, 2018.
Other Intangible Assets
The changes in the carrying amount of intangible assets for the nine months ended June 30, 2018 are as follows (dollars in thousands):

Intangible Assets
Balance at September 30, 2017	$664,474
Acquisitions	61,421
Acquisition from a related party (Note 16)	5,000
Amortization	(113,747)
Effect of foreign currency translation	(4,235)
Balance as of June 30, 2018	$612,913

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interim Impairment Analysis
As more fully described in Note 17, effective the second quarter of fiscal year 2018, our Automotive business, which was previously included within our former Mobile segment, became a standalone operating segment. In addition, we moved our Dragon TV business from our former Mobile operating segment into our Enterprise operating segment.
As a result of the reorganization, the original Mobile reporting unit was separated into three discrete lines of business comprised of Automotive, Dragon TV, and Devices. We assigned $1,080.5 million, $12.0 million, and $36.0 million of goodwill to Automotive, Dragon TV and Devices, respectively, based on their relative fair values as of March 31, 2018, and assessed the assigned goodwill for impairment by comparing each component’s fair value to its carrying amount. The fair values of Automotive and Dragon TV significantly exceeded their carrying amounts. However, the carrying value of Devices exceeded its fair value by $35.1 million. The standalone multi-year operating plan reflects the ongoing consolidation of our handset manufacturer customer base and continued erosion of our penetration of the remaining market. As a result, we recorded a $35.1 million goodwill impairment for the second quarter of fiscal 2018. After the impairment charge, the goodwill assigned to Devices as of March 31, 2018 was immaterial. The reorganization did not result in any impairment charge of other intangible assets.
Also during the second quarter of fiscal 2018, our Subscriber Revenue Services ("SRS") reporting unit, originally included within our former Mobile operating segment, recorded significantly lower revenue and profitability due to recent market disruptions in certain markets that we serve. Our SRS business provides value-added services to mobile operators in emerging markets, primarily in India and Brazil. These markets have experienced recent and dramatic disruption as a result of accelerated change in competition and business models for our mobile operator customers. Specifically, the rapid shift away from a model where voice, data and text are offered separately toward unlimited bundled services at considerably lower costs has significantly reduced mobile operators’ demand for our services. This reduced demand materially impacts our future expectations for SRS revenues. As a result, executive management performed an updated strategic assessment and reduced the long-term growth rates and profitability contemplated in SRS's multi-year operating plan. We concluded that these financial results coupled with the rapid market shifts being experienced in the industry were factors that represented impairment indicators, triggering a review of goodwill and indefinite-lived intangible assets for impairment during the second quarter of fiscal 2018. Based on the result of the impairment assessment, the carrying value of SRS exceeded its fair value by $94.3 million. In addition, we recorded an $8.5 million deferred tax benefit related to SRS’s goodwill, which is amortized over time for tax purposes, and therefore increased the impairment charge by the same amount. As a result, we recorded a goodwill impairment charge of $102.8 million related to SRS for the second quarter of fiscal 2018. After the impairment charge, goodwill assigned to SRS was $17.8 million as of March 31, 2018. The assessment did not result in any impairment charge of other intangible assets.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
5. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At June 30, 2018 and September 30, 2017, we had outstanding contracts with a total notional value of $90.8 million and $69.0 million, respectively.
We did not designate any forward contracts as hedging instruments for the nine months ended June 30, 2018 or 2017. Therefore, changes in fair value of foreign currency forward contracts were recognized within other expense, net in our condensed consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our condensed consolidated statement of cash flows.
A summary of the derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		June 30, 2018	September 30, 2017
Foreign currency forward contracts	Prepaid expenses and other current assets	$169	$220
Foreign currency forward contracts	Accrued expenses and other current liabilities	(353)	(373)

A summary of loss related to the derivative instruments for the nine months ended June 30, 2018 and 2017 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives Not Designated as Hedges	Income (loss) recognized	2018	2017	2018	2017
Foreign currency forward contracts	Other expense, net	$(1,597)	$175	$(2,381)	$(7,885)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and September 30, 2017 consisted of the following (dollars in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$212,545	$—	$—	$212,545
Time deposits(b)	—	103,995	—	103,995
Commercial paper, $60,903 at cost(b)	—	61,214	—	61,214
Corporate notes and bonds, $58,088 at cost(b)	—	57,914	—	57,914
Foreign currency exchange contracts(b)	—	169	—	169
Total assets at fair value	$212,545	$223,292	$—	$435,837
Liabilities:
Foreign currency exchange contracts(b)	$—	$(353)	$—	$(353)
Contingent acquisition payments(c)	—	—	(8,035)	(8,035)
Total liabilities at fair value	$—	$(353)	$(8,035)	$(8,388)

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$381,899	$—	$—	$381,899
Time deposits(b)	—	85,570	—	85,570
Commercial paper, $41,805 at cost(b)	—	41,968	—	41,968
Corporate notes and bonds, $74,150 at cost(b)	—	74,067	—	74,067
Foreign currency exchange contracts(b)	—	220	—	220
Total assets at fair value	$381,899	$201,825	$—	$583,724
Liabilities:
Foreign currency exchange contracts(b)	$—	$(373)	$—	$(373)
Contingent acquisition payments(c)	—	—	(8,648)	(8,648)
Total liabilities at fair value	$—	$(373)	$(8,648)	$(9,021)

(a)
Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.

(b)
Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.61 years as of June 30, 2018 and 0.72 years as of September 30, 2017.

(c)	The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.

As of September 30, 2017, $80.2 million of debt securities included within marketable securities were designated as held-to-maturity investments, which had a weighted average maturity of 0.27 years and an estimated fair value of $80.4 million based on Level 2 measurements. No debt securities were designated as held-to-maturity investments as of June 30, 2018.
The estimated fair value of our long-term debt approximated $2,488.9 million (face value $2,587.0 million) as of June 30, 2018 and $2,930.9 million (face value $2,918.1 million) as of September 30, 2017 based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of June 30, 2018 or September 30, 2017.

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
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$11,752	$6,377	$8,648	$8,240
Earn-out liabilities established at time of acquisition	1,500	5,000	2,000	8,253
Payments and foreign currency translation	(4,557)	(26)	(4,652)	(4,283)
Adjustments to fair value included in acquisition-related costs, net	(660)	—	2,039	(859)
Balance at end of period	$8,035	$11,351	$8,035	$11,351
Contingent acquisition payments are to be made in periods through fiscal year 2021. As of June 30, 2018, the maximum amount payable based on the agreements was $17.5 million if the specified performance targets are achieved.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2018	September 30, 2017
Compensation	$133,997	$159,951
Cost of revenue related liabilities	25,620	20,124
Accrued interest payable	21,735	26,285
Consulting and professional fees	15,851	12,649
Facility-related liabilities	6,692	7,158
Sales and other taxes payable	6,453	3,125
Sales and marketing incentives	4,003	3,655
Other	10,081	12,954
Total	$224,432	$245,901
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
Deferred revenue consisted of the following (dollars in thousands):

	June 30, 2018	September 30, 2017
Current liabilities:
Deferred maintenance revenue	$161,505	$162,958
Unearned revenue	227,527	203,084
Total current deferred revenue	$389,032	$366,042
Long-term liabilities:
Deferred maintenance revenue	$61,736	$60,298
Unearned revenue	421,098	363,631
Total long-term deferred revenue	$482,834	$423,929

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, or arise outside of the ordinary course of our business.
The following table sets forth accrual activity relating to restructuring reserves for the nine months ended June 30, 2018 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2017	$1,546	$9,159	$10,705
Restructuring charges, net	17,718	4,933	22,651
Non-cash adjustment		(998)	(998)
Cash payments	(14,460)	(4,600)	(19,060)
Balance at June 30, 2018	$4,804	$8,494	$13,298
While restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended June 30,
	2018					2017
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$377	$—	$377	$—	$377	$993	$—	$993	$4,065	$5,058
Enterprise	3,412	(197)	3,215	—	3,215	1,910	2,040	3,950	—	3,950
Automotive	1,233	—	1,233	—	1,233	377	—	377	—	377
Imaging	2,725	1,170	3,895	—	3,895	43	—	43	—	43
Other	154	54	208	—	208	489	(511)	(22)	—	(22)
Corporate	1,148	893	2,041	(1,732)	309	241	25	266	3,363	3,629
Total	$9,049	$1,920	$10,969	$(1,732)	$9,237	$4,053	$1,554	$5,607	$7,428	$13,035

	Nine Months Ended June 30,
	2018					2017
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$3,678	$25	$3,703	$—	$3,703	$3,554	$870	$4,424	$4,065	$8,489
Enterprise	3,939	2,170	6,109	—	6,109	2,722	2,904	5,626	—	5,626
Automotive	2,233	—	2,233	—	2,233	1,792	—	1,792	—	1,792
Imaging	4,031	1,163	5,194	—	5,194	629	387	1,016	—	1,016
Other	1,498	624	2,122	—	2,122	2,341	(460)	1,881	10,773	12,654
Corporate	2,339	951	3,290	10,335	13,625	1,241	2,007	3,248	6,824	10,072
Total	$17,718	$4,933	$22,651	$10,335	$32,986	$12,279	$5,708	$17,987	$21,662	$39,649

Fiscal Year 2018
For the nine months ended June 30, 2018, we recorded restructuring charges of $22.7 million, which included $17.7 million related to the termination of approximately 160 employees and $4.9 million related to certain excess facilities. Of these amounts, $11.0 million was recorded for the three months ended June 30, 2018, which included $9.0 million related to employee termination and $1.9 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $4.8 million to be substantially paid during fiscal year 2018, and the remaining balance of $8.5 million related to excess facilities to be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
Additionally, for the nine months ended June 30, 2018, we recorded a $5.7 million expense related to the transition agreement of our former CEO and a $7.2 million expense related to our remediation and restoration efforts after the malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"), offset in part by a $2.5 million income related to cash receipt from insurance claims related to the 2017 Malware Incident. For the three months ended June 30, 2018, we recorded a $2.5 million income related to cash receipt from insurance claims related to the 2017 Malware Incident and a $1.1 million expense related to the CEO transition. The cash payments associated with the CEO transition agreement are expected to be made through fiscal year 2020.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2017
For the nine months ended June 30, 2017, we recorded restructuring charges of $18.0 million, which included $12.3 million related to the termination of approximately 300 employees and $5.7 million related to certain excess facilities. Of these amounts, $5.6 million was recorded for the three months ended June 30, 2017, which included $4.1 million related to employee termination and $1.6 million related to certain excess facilities. These actions were part of our strategic initiatives focused on process optimization and cost reduction.
Additionally, for the nine months ended June 30, 2017, we recorded $5.8 million related to the transition agreement of our former CEO, $10.8 million of non-cash impairment charge related to an internally developed software, and $5.2 million professional services fees and fixed asset impairment related to the 2017 Malware Incident. Of these amounts, $2.3 million related to the CEO transition and $5.2 million professional services fees and fixed asset impairment related to the 2017 Malware Incident were recorded for the three months ended June 30, 2017.
10. Debt
As of June 30, 2018 and September 30, 2017, we had the following borrowing obligations (dollars in thousands):

	June 30, 2018	September 30, 2017
5.625% Senior Notes due 2026, net of deferred issuance costs of $5.2 million and $5.7 million, respectively. Effective interest rate 5.625%.	$494,755	$494,298
5.375% Senior Notes due 2020, net of unamortized premium of $0.7 million and $1.0 million, respectively, and deferred issuance costs of $1.7 million and $2.3 million, respectively. Effective interest rate 5.375%.	448,989	448,630
6.000% Senior Notes due 2024, net of deferred issuance costs of $1.8 million and $2.1 million, respectively. Effective interest rate 6.000%.	298,143	297,910
1.00% Convertible Debentures due 2035, net of unamortized discount of $123.0 million and $140.9 million, respectively, and deferred issuance costs of $5.9 million and $6.9 million, respectively. Effective interest rate 5.622%.	547,526	528,690
2.75% Convertible Debentures due 2031, net of unamortized discount of $1.5 million and deferred issuance costs of $0.1 million as of September 30, 2017. Effective interest rate 7.432%.	46,568	376,121
1.25% Convertible Debentures due 2025, net of unamortized discount of $85.0 million and $92.7 million, respectively, and deferred issuance costs of $3.8 million and $4.3 million, respectively. Effective interest rate 5.578%.	261,106	253,054
1.50% Convertible Debentures due 2035, net of unamortized discount of $35.3 million and $42.5 million, respectively, and deferred issuance costs of $1.2 million and $1.5 million, respectively. Effective interest rate 5.394%.	227,355	219,875
Deferred issuance costs related to our Revolving Credit Facility	(926)	(1,174)
Total debt	2,323,516	2,617,404
Less: current portion	—	376,121
Total long-term debt	$2,323,516	$2,241,283

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of our borrowing obligations as of June 30, 2018 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes	Total
2018	$—	$—	$—
2019	—	—	—
2020	—	450,000	450,000
2021	—	—	—
2022	310,463	—	310,463
Thereafter	1,026,488	800,000	1,826,488
Total before unamortized discount	1,336,951	1,250,000	2,586,951
Less: unamortized discount and issuance costs	(254,396)	(9,039)	(263,435)
Total long-term debt	$1,082,555	$1,240,961	$2,323,516

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after June 30, 2018.

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
On August 1, 2018, our Board of Directors authorized the repayment of $150 million of our 2020 Senior Notes, which is expected to be made in September 2018.
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
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”) in a private placement. We used a portion of the proceeds to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 and to repay the aggregate principal balance of $472.5 million on the term loan. Upon the repurchase and repayment of debts in December 2015, we recorded an extinguishment loss of $4.9 million in other expense, net, in the accompanying consolidated statements of operations. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $27.22 per share. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of June 30, 2018, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $22.22 per share, subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter beginning after June 30, 2017 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of June 30, 2018, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears. The 1.5% 2035 Debentures mature on November 1, 2035,

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021. As of June 30, 2018, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Facility”), which expires on April 15, 2021, provides for aggregate borrowing commitments of $242.5 million, including the revolving facility loans, the swingline loans and issuance of letters of credit. As of June 30, 2018, after taking into account the outstanding letters of credit of $6.8 million, we had $235.7 million available for borrowing under the Revolving Credit Facility. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. As of June 30, 2018, we are in compliance with all the debt covenants.
11. Stockholders' Equity
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. Under the terms of the share repurchase program, we have the ability to repurchase shares through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.
For the three and nine months ended June 30, 2018, we repurchased 8.1 million shares of our common stock for $112.0 million under the program. For the nine months ended June 30, 2017, we repurchased 5.8 million shares of our common stock for $99.1 million under the program. Since the commencement of the program, we have repurchased an aggregate of 54.6 million shares for $918.6 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of June 30, 2018, approximately $81.4 million remained available for future repurchases under the program.
On August 1, 2018, our Board of Directors approved an additional $500.0 million under our share repurchase program. Since the beginning of the fourth quarter of fiscal year 2018, we have repurchased approximately 1.1 million shares of our common stock for approximately $16.0 million.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Net Loss Per Share
The following table sets forth the computation for basic and diluted net loss per share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(14,037)	$(27,836)	$(124,862)	$(85,572)
Denominator:
Weighted average common shares outstanding — Basic	292,663	287,856	292,703	289,269
Dilutive effect of employee stock compensation plans (a)	—	—	—	—
Weighted average common shares outstanding — Diluted	292,663	287,856	292,703	289,269
Net loss per share:
Basic	$(0.05)	$(0.10)	$(0.43)	$(0.30)
Diluted	$(0.05)	$(0.10)	$(0.43)	$(0.30)

Anti-dilutive equity instruments excluded from the calculation	4,408	2,797	3,838	3,792
Contingently issuable awards excluded from the calculation (b)	1,975	4,687	1,801	3,856

(a) For all periods presented, there is no dilutive effect of equity instruments as the impact of these items is anti-dilutive due to the net loss incurred.
(b) Contingently issuable awards were excluded from the determination of dilutive net income per share as the conditions were not met at the end of the reporting period.
13. Stock-Based Compensation
On February 28, 2018, our shareholders approved amendments to the Company’s amended and restated 2000 Stock Plan (the “Amended and Restated 2000 Stock Plan”). The Amended and Restated 2000 Stock Plan (i) increases the number of shares issuable by 6,400,000 to 82,250,000 shares; (ii) prohibits the payment of dividends relating to unvested awards unless and until such awards become vested; and (iii) prohibits shares that are withheld for taxes or to pay the exercise price of options or stock appreciation rights, or that are reacquired on the open market or otherwise using cash from option exercises, from becoming available for future grant under the Amended and Restated 2000 Stock Plan.
As of June 30, 2018, we had 13.4 million shares available for future grants under the Amended and Restated 2000 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. The amounts included in the condensed consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Cost of professional services and hosting	$6,861	$8,385	$20,590	$24,875
Cost of product and licensing	114	104	492	298
Cost of maintenance and support	952	1,130	3,041	3,117
Research and development	8,224	9,610	26,316	26,498
Sales and marketing	9,491	11,981	28,533	34,968
General and administrative	9,560	11,121	27,965	32,053
Total	$35,202	$42,331	$106,937	$121,809

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The table below summarizes activities related to stock options for the nine months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2017	23,807	$15.39
Exercised	(2,963)	$2.61
Expired	(340)	$19.86
Outstanding at June 30, 2018	20,504	$17.16	2.5 years	$0.1	million
Exercisable at June 30, 2018	20,504	$17.16	2.5 years	$0.1	million
Exercisable at June 30, 2017	25,936	$15.78	2.8 years	$0.1	million

(a)	The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of June 30, 2018 ($13.89) over the exercise price of the underlying options.
The aggregate intrinsic value of stock options exercised during the nine months ended June 30, 2018 and 2017 was $0.04 million and $3.6 million, respectively.

Restricted Units
Restricted units are not included in issued and outstanding common stock until the shares are vested and released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the nine months ended June 30, 2018:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2017	5,043,931	6,477,164
Granted	2,125,737	6,577,172
Earned/released	(2,092,862)	(5,221,720)
Forfeited	(1,541,975)	(737,603)
Outstanding at June 30, 2018	3,534,831	7,095,013
Weighted average remaining recognition period of outstanding restricted units	1.2 years	1.8 years
Unrecognized stock-based compensation expense of outstanding restricted units	$36.6 million	$75.6 million
Aggregate intrinsic value of outstanding restricted units(a)	$49.1 million	$98.6 million

(a)
The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of June 30, 2018 ($13.89) over the purchase price of the underlying restricted units.

A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2018	2017
Weighted-average grant-date fair value per share	$15.76	$16.10
Total intrinsic value of shares vested (in millions)	$115.3	$119.2

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Income Taxes
The components of loss before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Domestic	$(40,764)	$(58,871)	$(160,716)	$(148,257)
Foreign	37,300	33,644	(29,550)	84,788
Loss before income taxes	$(3,464)	$(25,227)	$(190,266)	$(63,469)
The components of provision (benefit) for income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Domestic	$206	$(3,029)	$(75,463)	$5,952
Foreign	10,367	5,638	10,059	16,151
Provision (benefit) for income taxes	$10,573	$2,609	$(65,404)	$22,103
Effective tax rate	(305.2)%	(10.3)%	34.4%	(34.8)%
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a hybrid territorial tax system, and imposing a mandatory one-time repatriation tax on foreign cash and earnings.
As a result of the TCJA, we remeasured certain deferred tax assets and liabilities at the lower rates and recorded approximately $87.0 million of tax benefits for the nine months ended June 30, 2018, which also reflected a benefit of $0.5 million for the three months ended June 30, 2018 as we revised our estimates of the timing and amounts of the temporary differences. Additionally, we recorded a $2.0 million provision for the deemed repatriation of foreign cash and earnings for the nine months ended June 30, 2018.
The provisional amounts above were based upon the estimates of (i) temporary differences at the end of the upcoming tax year, (ii) the timing the temporary differences are expected to reverse, (iii) foreign earnings and profits, and (iv) foreign income taxes. The assessment is incomplete as of June 30, 2018. As our assessment is ongoing, these amounts may materially change as we revise our assumptions and estimates based on new information available to us, changes in our interpretations, additional guidance to be issued, and actions we may take as a result of the TCJA. We are still evaluating the full impact of other provisions of the TCJA, which may materially increase or decrease our income tax provision. The assessment is expected to be completed no later than the first quarter of fiscal year 2019.
In addition, as more fully described in Note 4, in connection with the impairment charge of SRS's goodwill, we recognized a tax benefit of $8.5 million related to the portion of deductible goodwill in Brazil for the three and nine months ended June 30, 2018.

The effective tax rate for the nine months ended June 30, 2018 reflects the impact of the TCJA discussed above. For other periods presented, the effective income tax rates differ from the U.S. federal statutory rate of 25% for fiscal year 2018 and 35% for fiscal year 2017 primarily due to current period losses in the United States that require an additional valuation allowance and accordingly provide no benefit to the provision as well as an increase to indefinite lived deferred tax liabilities. This is partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
15. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of June 30, 2018, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
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
16. Related Party Transaction
In January 2018, we entered into a software and license agreement (the "License Agreement") with Magnet Systems, Inc. ("Magnet"). A member of the Magnet board of directors also served on our board of directors at the time of the transaction. Pursuant to the License Agreement, Magnet granted Nuance a perpetual software license to certain technology for a one-time payment of $5.0 million in cash, with $3.5 million paid immediately upon the effective date of the License Agreement and $1.5 million payable upon the earlier of (i) the 120-day period following the effective date of the License Agreement or (ii) signature of a statement of work for the engineering services described below.
Additionally, we entered into a service agreement (the "Service Agreement") with Magnet, pursuant to which, Magnet will provide engineering services to assist in integrating the licensed technology into certain of our Enterprise solutions. Based upon the statement of work signed on April 19, 2018, total fees under the Service Agreement should not exceed $2.0 million and are payable within thirty days after receipt of each invoice for services performed and accepted in accordance with the terms of the Service Agreement.
17. Segment and Geographic Information
During the first quarter of fiscal year 2018, we commenced a reorganization of our segment reporting structure to allow our Chief Operating Decision Maker ("CODM") greater focus on implementing strategic initiatives and identifying future investment opportunities. During the second quarter of fiscal year 2018, we established our Automotive business as a separate operating segment. Additionally, we moved our Dragon TV business from our former Mobile operating segment into our Enterprise operating segment to consolidate our telecommunications market resources. Finally, our SRS business and our Devices business, originally included within our former Mobile operating segment, are now presented within our Other segment. As a result, segment information for the three and nine months ended June 30, 2018 and 2017 has been recast to reflect the new segment reporting structure.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to loss before income taxes (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Segment revenues:
Healthcare	$236,195	$232,641	$742,970	$710,315
Enterprise	119,596	114,106	352,862	351,611
Automotive	73,754	63,100	204,202	183,699
Imaging	54,245	49,404	158,808	154,541
Other	22,240	36,373	74,327	102,574
Total segment revenues	506,030	495,624	1,533,169	1,502,740
Less: acquisition-related revenues adjustments	(3,143)	(9,403)	(14,413)	(29,288)
Total revenues	502,887	486,221	1,518,756	1,473,452
Segment profit:
Healthcare	77,687	70,457	242,456	232,353
Enterprise	33,066	32,420	96,517	102,686
Automotive	28,166	30,748	80,248	87,690
Imaging	18,544	16,943	46,443	53,029
Other	3,086	12,679	12,591	33,109
Total segment profit	160,549	163,247	478,255	508,867
Corporate expenses and other, net	(41,586)	(31,683)	(151,342)	(92,829)
Acquisition-related revenues	(3,143)	(9,403)	(14,413)	(29,288)
Stock-based compensation	(35,202)	(42,331)	(106,937)	(121,809)
Amortization of intangible assets	(37,877)	(44,887)	(113,747)	(133,418)
Acquisition-related costs, net	(4,916)	(7,646)	(12,837)	(22,051)
Restructuring and other charges, net	(9,237)	(13,035)	(32,986)	(39,649)
Impairment of goodwill	—	—	(137,907)	—
Other expenses, net	(32,052)	(39,489)	(98,352)	(133,292)
Loss before income taxes	$(3,464)	$(25,227)	$(190,266)	$(63,469)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$362,796	$341,826	$1,094,695	$1,043,933
International	140,091	144,395	424,061	429,519
Total revenues	$502,887	$486,221	$1,518,756	$1,473,452

18. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest paid	$22,536	$24,481	$71,244	$70,363
Income taxes paid	$3,139	$2,211	$11,972	$10,847
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
Business Trends

•
Healthcare. Customers in our healthcare segment are broadly implementing electronic medical record systems and are working to improve clinical documentation, to improve quality of care, to minimize physician burnout and to integrate quality measures and to aid reimbursement. These trends are driving a shift towards more integrated solutions that combine both Dragon Medical and transcription services, and increasingly use only Dragon Medical Services. Recently, higher demand for more integrated solutions have offset declines in legacy, hosted transcription services. Additionally, we have been able to capitalize on healthcare providers’ shift towards hosted, or cloud-based solutions, and away from perpetual licenses, by adding new innovations to our Dragon Medical cloud solutions including new clinical language understanding and Artificial Intelligence ("AI") capabilities designed to increase productivity and improve clinical documentation at the point of care and within existing electronic medical work flow.

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

•
Automotive. Demand for our embedded and cloud-based automotive solutions is being driven by the growth in personalized, automotive virtual assistants and connected services for cars and by auto manufacturers' desire to create a branded and personalized experience, capable of intelligently integrating users smart phone and home device preferences and technologies.

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

As more fully described in Note 4 to the accompanying condensed consolidated financial statements, during the second quarter of fiscal year 2018, we recognized a goodwill impairment charge of $102.8 million related to SRS as a result of lowering our long-term projections of the business during the second quarter of fiscal year 2018 due to the recent market disruptions in India and Brazil. These markets have experienced recent and dramatic disruption as a result of accelerated change in competition and business models for our SRS mobile operator customers. Specifically, the rapid shift away from a model where voice, data and text are offered separately toward unlimited bundled services at considerably lower costs has significantly reduced mobile operators’ demand for our services. This reduced demand materially impacts our future expectations for SRS revenues. As a result, executive management performed an updated strategic assessment and reduced the long-term growth rates and profitability contemplated in SRS's multi-year operating plan. We concluded that these financial results coupled with the accelerated market shifts being experienced in the industry were factors that represented impairment indicators, triggering a review of goodwill and indefinite-lived intangible assets for impairment during the second quarter of fiscal 2018.
Additionally, during the second quarter of fiscal year 2018, we recognized a $35.1 million goodwill impairment related to our Devices business, which has been declining due to the ongoing consolidation of our handset manufacturer customer base and continued erosion of our penetration of the remaining market. While the business has been performing in line with our expectations, the reorganization, as more fully described in Note 17 to the accompanying condensed consolidated financial statements, triggered an assessment for the goodwill assigned to the business in the second quarter of fiscal year 2018.
Key Metrics
A summary of key financial metrics for the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, is as follows:

•	Total revenues increased by $45.3 million to $1,518.8 million;

•	Net loss increased by $39.3 million to $124.9 million;

•	Gross margins decreased by 0.1 percentage points to 56.3%;

•	Operating margins decreased by 10.8 percentage points to (6.1)%; and

•	Cash provided by operating activities decreased by $87.3 million to $295.0 million.

As of June 30, 2018, as compared to June 30, 2017:

•	Total deferred revenue increased by 9.2% from $798.7 million to $871.9 million, primarily driven by the continued growth of our Automotive connected solutions and Healthcare bundled offerings.
A summary of key operating metrics for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, is as follows:

•	Net new bookings increased by 7.4% from one year ago to $471.1 million, primarily due to increases in our Healthcare and Enterprise segments.
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

•
Recurring revenue represented 73% of total revenue for three months ended June 30, 2018 and June 30, 2017. Recurring revenue represents the sum of recurring hosting, product and licensing, and maintenance and support revenues as well as the portion of professional services revenue delivered under ongoing contracts. Recurring product and licensing revenue comprises term-based and ratable licenses as well as revenues from royalty arrangements.

•
Annualized line run-rate in our on-demand healthcare solutions decreased by 31% from a year ago to approximately 3.0 billion lines per year. The decrease was primarily due to the continued erosion in our transcription services and the impact of the 2017 Malware Incident, as defined below. The annualized line run-rate is determined using billed equivalent line counts in a given quarter, multiplied by four.

•
Estimated three-year value of total on-demand contracts as of June 30, 2018 increased by 1% from a year ago to approximately $2.4 billion. The increase was primarily due to growth in our Dragon Medical cloud and Automotive solutions, offset in part by the continued erosion in our transcription services and the decline in our SRS business. We determine this value as of the end of the period reported, by using our estimate of three years of anticipated future revenue streams under signed on-demand contracts then in place, whether or not they are guaranteed through a minimum commitment clause. Our estimate is based on assumptions used in evaluating the contracts and determining sales compensation, adjusted for changes in estimated launch dates, actual volumes achieved, and other factors deemed relevant. For contracts with an expiration date beyond three years, we include only the value expected within three years. For other contracts, we assume renewal consistent with historic renewal rates unless there is a known cancellation. Contracts are generally priced by volume of usage and typically have no or low minimum commitments. Actual revenue could vary from our estimates due to factors such as cancellations, non-renewals or volume fluctuations.

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

In addition, in December 2017, an unauthorized third party illegally accessed certain reports hosted on a Nuance transcription platform. This incident was limited in scope to records of approximately 45,000 individuals and was isolated to a single transcription platform that was promptly shutdown. Customers using that platform were notified of the incident and were migrated to our eScription transcription platforms. We also notified law enforcement authorities and have cooperated in their investigation into the matter. The law enforcement investigation resulted in the identification of the third party, and the accessed reports have been recovered. This incident did not have a material effect on our financial results for the nine months ended June 30, 2018 and is not expected to have a material effect on our financial results for future periods. Future cybersecurity or data privacy incidents could have a material adverse effect on our results of operations. See “Risk Factors - Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit our growth.”
RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Professional services and hosting	$254.5	$251.5	$3.0	1.2%	$788.1	$763.6	$24.5	3.2%
Product and licensing	168.7	154.2	14.5	9.4%	491.8	465.2	26.6	5.7%
Maintenance and support	79.7	80.5	(0.8)	(1.0)%	238.9	244.6	(5.7)	(2.3)%
Total Revenues	$502.9	$486.2	$16.7	3.4%	$1,518.8	$1,473.5	$45.3	3.1%
United States	$362.8	$341.8	$21.0	6.1%	$1,094.7	$1,043.9	$50.8	4.9%
International	140.1	144.4	(4.3)	(3.0)%	424.1	429.5	(5.4)	(1.3)%
Total Revenues	$502.9	$486.2	$16.7	3.4%	$1,518.8	$1,473.5	$45.3	3.1%
The geographic split for the three months ended June 30, 2018 was 72% of total revenues in the United States and 28% internationally, as compared to 70% of total revenues in the United States and 30% internationally for the three months ended June 30, 2017.
The geographic split for the nine months ended June 30, 2018 was 72% of total revenues in the United States and 28% internationally, as compared to 71% of total revenues in the United States and 29% internationally for the nine months ended June 30, 2017.
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Professional services revenue	$64.2	$62.1	$2.1	3.3%	$218.2	$178.8	$39.5	22.1%
Hosting revenue	190.3	189.4	0.9	0.5%	569.9	584.8	(15.0)	(2.6)%
	$254.5	$251.5	$3.0	1.2%	$788.1	$763.6	$24.5	3.2%
As a percentage of total revenue	50.6%	51.7%			51.9%	51.8%
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Hosting revenue increased by $0.9 million, or 0.5%, primarily due to a $3.7 million increase in our Automotive segment and a $2.6 million increase in Enterprise segment, partially offset by a $5.2 million decrease in our Other segment. Hosting revenue in Automotive increased due to continued growth in our speech recognition and infotainment platform services. Hosting revenue in Enterprise segment increased mostly due to growth in our omni-channel hosting solutions. Hosting Revenue in Other segment decreased due to lower revenue from both our SRS and Devices businesses.
Professional services revenue increased by $2.1 million, or 3.3%, primarily due to higher revenue from electronic healthcare record ("EHR") implementation and optimization services in Healthcare.

As a percentage of total revenue, professional services and hosting revenue decreased from 51.7% to 50.6%, primarily due to higher product and licensing revenue discussed below.
Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017
Hosting revenue decreased by $15.0 million, or 2.6%, primarily due to a $18.8 million decrease in our Other segment and a $11.7 million decrease in our Healthcare segment, partially offset by a $11.3 million increase in our Automotive segment and a $4.3 million increase in our Enterprise segment. Hosting revenue in Other segment decreased due to lower revenue from both our SRS and Devices businesses. Healthcare hosting revenue decreased primarily due to the continued erosion in transcription services, offset in part by the continued market penetration and growth of our Dragon cloud-based solutions. Automotive hosting revenue increased primarily due to continued growth in our speech recognition and infotainment platform services. Hosting revenue in Enterprise segment increased primarily due to the growth in our omni-channel hosting solutions.
Professional services revenue increased by $39.5 million, or 22.1%, primarily due to higher revenue from EHR implementation and optimization services in Healthcare.
As a percentage of total revenue, professional services and hosting revenue increased from 51.8% to 51.9%, or essentially flat year-over-year.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Product and licensing revenue	$168.7	$154.2	$14.5	9.4%	$491.8	$465.2	$26.5	5.7%
As a percentage of total revenue	33.5%	31.7%			32.4%	31.6%
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Product and licensing revenue increased by $14.5 million, or 9.4%, primarily due to a $7.6 million increase in Automotive, a $7.2 million increase in Enterprise, a $3.9 million increase in Imaging and a $2.6 million increase in Healthcare, partially offset by a $6.9 million decrease in Other. Automotive product and licensing revenue increased primarily due to the timing of royalties from existing and new customers. Enterprise product and licensing revenue increased primarily due to higher contact center license revenue. Imaging product and licensing revenue increased primarily due to higher Core Imaging revenue driven by new product launch. Healthcare product and licensing revenue increased primarily as a result of higher revenue from diagnostics solutions due to recent acquisitions. Other segment decreased due to lower revenue from both our SRS and Devices businesses. As a result, product and licensing revenue as a percentage of total revenue increased from 31.7% to 33.5%.
Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017
Product and licensing revenue increased by $26.5 million, or 5.7%, primarily due to a $13.0 million increase in Automotive, a $13.2 million increase in Healthcare, a $3.3 million increase in Enterprise and a $2.2 million increase in Imaging, offset in part by a $5.1 million decrease in Other. Automotive product and licensing revenue increased primarily due to the timing of royalties from existing and new customers. Healthcare product and licensing revenue increased primarily as a result of higher revenue from diagnostics solutions due to recent acquisitions. Enterprise product and licensing revenue increased primarily due to higher contact center license revenue. Imaging product and licensing revenue increased primarily due to higher Core Imaging revenue driven by new product launch. Other segment decreased due to lower revenue from both our SRS and Devices businesses. As a result, product and licensing revenue as a percentage of total revenue increased from 31.6% to 32.4%.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Maintenance and support revenue	$79.7	$80.5	$(0.7)	(1.0)%	$238.9	$244.6	$(5.7)	(2.3)%
As a percentage of total revenue	15.9%	16.6%			15.7%	16.6%

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Maintenance and support revenue decreased by $0.7 million, or 1.0%. As a percentage of total revenue, maintenance and support revenue decreased from 16.6% to 15.9%. The decreases were primarily due to the continuing customer transition from product licenses to cloud-based solutions in Healthcare.
Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017
Maintenance and support revenue decreased by $5.7 million, or 2.3%. As a percentage of total revenue, maintenance and support revenue decreased from 16.6% to 15.7%. The decreases were primarily due to the continuing customer transition from product licenses to cloud-based solutions in Healthcare.
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Cost of professional services and hosting revenue	$166.3	$169.4	$(3.2)	(1.9)%	$519.9	$498.5	$21.4	4.3%
As a percentage of professional services and hosting revenue	65.3%	67.4%			66.0%	65.3%
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
The decrease in cost of professional services and hosting revenue was primarily due to lower volume through our transcription services, partially offset by the growth in our Dragon Medical cloud-based solutions and EHR implementation and optimization services. Gross margin increased by 2.1 percentage points primarily due to a favorable shift in revenue mix towards higher margin Dragon Medical cloud-based offerings, offset in part by margin compression in our medical transcription services and the increase in EHR implementation and optimization services which carried lower margins.
Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017
The increase in cost of professional services and hosting revenue was primarily due to the growth in our Dragon Medical cloud-based solutions and EHR implementation and optimization services, offset in part by lower volume through our transcription services. Also contributing to the increase was higher Automotive hosting costs driven by growth in our connected services. Gross margin decreased by 0.7 percentage points primarily due to margin compression in our medical transcription services and the increase in EHR implementation and optimization services which carried lower margins, offset in part by a favorable shift in revenue mix towards higher margin Dragon Medical cloud-based offerings.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Cost of product and licensing revenue	$19.1	$17.6	$1.4	8.0%	$57.1	$54.8	$2.2	4.2%
As a percentage of product and licensing revenue	11.3%	11.4%			11.6%	11.8%
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Cost of product and licensing revenue increased by $1.4 million, or 8.0%. Gross margin was essentially flat year-over-year.

Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017
Cost of product and licensing revenue increased by $2.2 million, or 4.2%. Gross margin was essentially flat year-over-year.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Cost of maintenance and support revenue	$14.3	$13.4	$0.9	7.0%	$42.8	$40.2	$2.5	6.3%
As a percentage of maintenance and support revenue	18.0%	16.7%			17.9%	16.5%
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Cost of maintenance and support revenue increased by $0.9 million, or 7.0%. Gross margins decreased by 1.3 percentage points primarily due to lower margin on Dragon Medical maintenance and support services in Healthcare.
Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017
Cost of maintenance and support revenue increased by $2.5 million, or 6.3%. Gross margins decreased by 1.4 percentage points primarily due to lower margin on Dragon Medical maintenance and support services in Healthcare.
Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Research and development expense	$75.7	$66.6	$9.2	13.8%	$223.3	$199.1	$24.2	12.1%
As a percentage of total revenue	15.1%	13.7%			14.7%	13.5%
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Research and development expense increased by $9.2 million, or 13.8%, primarily due to higher compensation expenses as a result of higher R&D headcount as a result of higher R&D headcount as we continue to invest in product evolution and new technologies to support our long-term growth.
Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017
Research and development expense increased by $24.2 million, or 12.1%, primarily due to higher compensation expenses as a result of higher R&D headcount as a result of higher R&D headcount as we continue to invest in product evolution and new technologies to support our long-term growth.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Sales and marketing expense	$96.2	$97.0	$(0.8)	(0.8)%	$292.4	$292.2	$0.2	0.1%
As a percentage of total revenue	19.1%	20.0%			19.2%	19.8%
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Sales and marketing expense decreased by $0.8 million, or 0.8%, primarily driven by increases in marketing and communication expenses, offset in part by lower compensation expenses.
Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017
Sales and marketing expense increased by $0.2 million, or 0.1%, primarily driven by the increase in professional service expenses and marketing and communication expenses.
General and Administrative Expense
General and administrative expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows general and administrative expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
General and administrative expense	$50.7	$42.3	$8.3	19.7%	$177.8	$123.6	$54.2	43.8%
As a percentage of total revenue	10.1%	8.7%			11.7%	8.4%
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
General and administrative expense increased by $8.3 million, or 19.7%, primarily due to professional service costs related to evaluating strategic alternatives for certain businesses and legal expenses related to enforcing our intellectual property rights.
Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017
General and administrative expense increased by $54.2 million, or 43.8%, primarily due to professional services costs related to evaluating strategic alternatives for certain businesses and establishing the Automotive business as a separate operating segment, and legal expenses related to enforcing our intellectual property rights.
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Cost of revenue	$13.8	$15.7	$(2.0)	(12.5)%	$43.9	$48.5	$(4.6)	(9.5)%
Operating expenses	24.1	29.2	(5.0)	(17.3)%	69.9	84.9	(15.1)	(17.8)%
Total amortization expense	$37.9	$44.9	$(7.0)	(15.6)%	$113.7	$133.4	$(19.7)	(14.7)%
As a percentage of total revenue	7.5%	9.2%			7.5%	9.1%
The decreases in total amortization of intangible assets for the three and nine months ended June 30, 2018, as compared to the prior year periods, were primarily due to certain intangible assets having been fully amortized during fiscal year 2017.

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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Transition and integration costs	$5.4	$3.7	$1.6	44.3%	$12.8	$11.0	$1.8	15.9%
Professional service fees	1.3	3.9	(2.7)	(67.9)%	2.7	11.9	(9.2)	(77.3)%
Acquisition-related adjustments	(1.7)	—	(1.7)	(9,089.5)%	(2.7)	(0.9)	(1.8)	200.0%
Total acquisition-related costs, net	$4.9	$7.6	$(2.7)	(35.7)%	$12.8	$22.1	$(9.2)	(41.8)%
As a percentage of total revenue	1.0%	1.6%			0.8%	1.5%
The decreases in acquisition-related costs, net for the three and nine months ended June 30, 2018, as compared to the prior year periods, were primarily due to the decrease in professional service fees driven by reduced acquisition activities during fiscal year 2018.
Restructuring and Other Charges, Net
While restructuring and other charges, net are excluded from segment profits, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended June 30,
	2018					2017
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$377	$—	$377	$—	$377	$993	$—	$993	$4,065	$5,058
Enterprise	3,412	(197)	3,215	—	3,215	1,910	2,040	3,950	—	3,950
Automotive	1,233	—	1,233	—	1,233	377	—	377	—	377
Imaging	2,725	1,170	3,895	—	3,895	43	—	43	—	43
Other	154	54	208	—	208	489	(511)	(22)	—	(22)
Corporate	1,148	893	2,041	(1,732)	309	241	25	266	3,363	3,629
Total	$9,049	$1,920	$10,969	$(1,732)	$9,237	$4,053	$1,554	$5,607	$7,428	$13,035

	Nine Months Ended June 30,
	2018					2017
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$3,678	$25	$3,703	$—	$3,703	$3,554	$870	$4,424	$4,065	$8,489
Enterprise	3,939	2,170	6,109	—	6,109	2,722	2,904	5,626	—	5,626
Automotive	2,233	—	2,233	—	2,233	1,792	—	1,792	—	1,792
Imaging	4,031	1,163	5,194	—	5,194	629	387	1,016	—	1,016
Other	1,498	624	2,122	—	2,122	2,341	(460)	1,881	10,773	12,654
Corporate	2,339	951	3,290	10,335	13,625	1,241	2,007	3,248	6,824	10,072
Total	$17,718	$4,933	$22,651	$10,335	$32,986	$12,279	$5,708	$17,987	$21,662	$39,649
Fiscal Year 2018
For the nine months ended June 30, 2018, we recorded restructuring charges of $22.7 million, which included $17.7 million related to the termination of approximately 160 employees and $4.9 million related to certain excess facilities. Of these amounts, $11.0 million was recorded for the three months ended June 30, 2018, including $9.0 million related to employee termination and $1.9 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $4.8 million to be substantially paid during fiscal year 2018, and the remaining balance of $8.5 million related to excess facilities to be paid through fiscal year 2025, in accordance with the terms of the applicable leases.
Additionally, for the nine months ended June 30, 2018, we recorded a $5.7 million expense related to the transition agreement of our former CEO, a $7.2 million expense related to our remediation and restoration efforts after the 2017 Malware Incident that occurred in the third quarter of fiscal year 2017, offset in part by a $2.5 million income related to cash receipt from insurance claims related to the 2017 Malware Incident. For the three months ended June 30, 2018, we recorded a $2.5 million income related to cash receipt from insurance claims related to the 2017 Malware Incident and a $1.1 million expense related to the CEO transition. The cash payments associated with the CEO transition agreement are expected to be made through fiscal year 2020.
Fiscal Year 2017
For the nine months ended June 30, 2017, we recorded restructuring charges of $18.0 million, which included $12.3 million related to the termination of approximately 300 employees and $5.7 million related to certain excess facilities. Of these amounts, $5.6 million was recorded for the three months ended June 30, 2017, including $4.1 million related to employee termination and $1.6 million related to certain excess facilities. These actions were part of our strategic initiatives focused on process optimization and cost reduction.
Additionally, for the nine months ended June 30, 2017, we recorded $5.8 million related to the transition agreement of our former CEO, $10.8 million of non-cash impairment charge related to an internally developed software, and $5.2 million professional services fees and fixed asset impairment related to the 2017 Malware Incident. Of these amounts, $2.3 million related to the CEO transition and $5.2 million professional services fees and fixed asset impairment related to the 2017 Malware Incident were recorded for the three months ended June 30, 2017.
Impairment of Goodwill
Fiscal Year 2018
As more fully described in Note 4 of the accompanying condensed consolidated financial statements, during the second quarter of fiscal 2018, we recorded a goodwill impairment charge of $138 million related to Other segment, with $35.1 million related to Devices and $102.8 million related to SRS.

Other Expense, Net
A summary of other expenses, net is as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Interest income	$2.5	$2.0	$0.5	27.2%	$6.9	$4.3	$2.7	62.4%
Interest expense	(33.8)	(40.4)	6.6	(16.3)%	(103.8)	(116.3)	12.5	(10.8)%
Other expense, net	(0.7)	(1.0)	0.3	(30.0)%	(1.5)	(21.3)	19.8	(93.0)%
Total other expense, net	$(32.1)	$(39.5)	$7.4	(18.8)%	$(98.4)	$(133.3)	$34.9	(26.2)%
As a percentage of total revenue	6.4%	8.1%			6.5%	9.0%
Interest expense for the three months ended June 30, 2018 decreased $6.6 million, as compared to three months ended June 30, 2017, was mainly due to the $331.2 million repurchase of the outstanding 2.75% convertible debentures in November 2017. Other expense, net for the nine months ended June 30, 2017 included debt extinguishment losses of $18.6 million primarily related to the partial repayment of our 2020 Senior Notes.
Provision for Income Taxes
The following table shows the provision (benefit) for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Provision (benefit) for income taxes	$10.6	$2.6	$8.0	305.3%	$(65.4)	$22.1	$(87.5)	(395.9)%
Effective income tax rate	(305.2)%	(10.3)%			34.4%	(34.8)%

As more fully described in Note 14 to the accompanying condensed consolidated financial statements, as a result of the Tax Cuts and Jobs Act ("TCJA"), we remeasured certain deferred tax assets and liabilities at the lower rates and recorded approximately

$87.0 million of tax benefits for the nine months ended June 30, 2018. Additionally, we recorded a $2.0 million provision for the deemed repatriation of foreign cash and earnings for the nine months ended June 30, 2018.
In addition, as more fully described in Note 4 to the condensed consolidated financial statements, in connection with the impairment charge of SRS's goodwill, we recognized a tax benefit of $8.5 million related to the portion of deductible goodwill in Brazil for the nine months ended June 30, 2018.
The effective tax rate for the nine months ended June 30, 2018 reflects the impact of the TCJA discussed above. For other periods presented, the effective income tax rates differ from the U.S. federal statutory rate of 25% for fiscal year 2018 and 35% for fiscal year 2017 primarily due to current period losses in the United States that require an additional valuation allowance and accordingly provide no benefit to the provision as well as an increase to indefinite lived deferred tax liabilities. This is partially offset by our earnings in foreign operations that are subject to a significantly lower tax rate than the U.S. statutory tax rate, driven primarily by our subsidiaries in Ireland.
SEGMENT ANALYSIS
During the first quarter of fiscal year 2018, we commenced a reorganization of our segment reporting structure to allow our Chief Operating Decision Maker ("CODM") greater focus on implementing strategic initiatives and identifying future investment opportunities. During the second quarter of fiscal year 2018, we established our Automotive business as a separate operating segment. Additionally, we moved our Dragon TV business from our former Mobile operating segment into our Enterprise operating segment to consolidate our telecommunications market resources. Finally, our SRS business and our Devices business, originally included within our former Mobile operating segment, are now presented within our Other segment. As a result, segment information for the three and nine months ended June 30, 2018 and 2017 has been recast to reflect the new segment reporting structure.
The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended		Change	Percent Change	Nine Months Ended		Change	Percent Change
	June 30,				June 30,
	2018	2017			2018	2017
Segment Revenues(a):
Healthcare	$236.2	$232.6	$3.6	1.5%	$743.0	$710.3	$32.7	4.6%
Enterprise	119.6	114.1	5.5	4.8%	352.9	351.6	1.3	0.4%
Automotive	73.8	63.1	10.7	16.9%	204.2	183.7	20.5	11.2%
Imaging	54.2	49.4	4.8	9.8%	158.8	154.5	4.3	2.8%
Other	22.2	36.4	(14.2)	(38.9)%	74.3	102.6	(28.3)	(27.5)%
Total segment revenues	$506.0	$495.6	$10.4	2.1%	$1,533.2	$1,502.7	$30.5	2.0%
Less: acquisition related revenues adjustments	(3.1)	(9.4)	6.3	(66.6)%	(14.4)	(29.3)	14.9	(50.8)%
Total revenues	$502.9	$486.2	$16.7	3.4%	$1,518.8	$1,473.5	$45.3	3.1%
Segment Profit:
Healthcare	$77.7	$70.5	$7.2	10.3%	$242.5	$232.4	$10.1	4.3%
Enterprise	33.1	32.4	0.7	2.0%	96.5	102.7	(6.2)	(6.0)%
Automotive	28.2	30.7	(2.5)	(8.4)%	80.2	87.7	(7.5)	(8.5)%
Imaging	18.5	16.9	1.6	9.4%	46.4	53.0	(6.6)	(12.4)%
Other	3.1	12.7	(9.6)	(75.7)%	12.6	33.1	(20.5)	(62.0)%
Total segment profit	$160.5	$163.2	$(2.7)	(1.7)%	$478.3	$508.9	$(30.6)	(6.0)%
Segment Profit Margin:
Healthcare	32.9%	30.3%	2.6		32.6%	32.7%	(0.1)
Enterprise	27.6%	28.4%	(0.8)		27.4%	29.2%	(1.9)
Automotive	38.2%	48.7%	(10.5)		39.3%	47.7%	(8.4)
Imaging	34.2%	34.3%	(0.1)		29.2%	34.3%	(5.1)
Other	13.9%	34.9%	(21.0)		16.9%	32.3%	(15.3)
Total segment profit margin	31.7%	32.9%	(1.2)		31.2%	33.9%	(2.7)

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

•
Healthcare segment revenue increased by $3.6 million, or 1.5%, primarily due to higher revenue from Dragon Medical cloud-based solutions and EHR implementation and optimization services, offset by in part by lower revenue from our transcription services revenue due to the continued erosion.

•	Enterprise segment revenue increased by $5.5 million, or 4.8%, primarily due to higher contact center license revenue.

•
Automotive segment revenue increased by $10.7 million, or 16.9%, primarily due to higher royalties and revenues from our hosting solutions driven by continued growth in our speech recognition and infotainment platform services.

•	Imaging segment revenues increased by $4.8 million, or 9.8%, primarily due to higher revenue from our Core Imaging solutions due to new product launch.

•
Other segment revenue decreased by $14.2 million, or 38.9%, primarily due to declines in both SRS and Devices. The decline in SRS was primarily due to the recent market disruptions in India and Brazil. These markets have experienced recent and dramatic disruptions as a result of accelerated change in competition and business models for our SRS mobile operator customers, which has reduced demand for our services. The decline in our Devices business was primarily due to the ongoing consolidation of our handset manufacturer customer base, as well as continued erosion of our penetration of the remaining market.

Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017

•
Healthcare segment revenue increased by $32.7 million, or 4.6%, primarily due to higher revenue from Dragon Medical cloud-based solutions and EHR implementation and optimization services, offset by in part by lower revenue from our transcription services revenue due to the continued erosion and the negative impact of the 2017 Malware Incident.

•
Enterprise segment revenue increased by $1.3 million, or 0.4%, primarily due to higher contact center license and services revenue, offset in part by lower volume through our legacy inbound and outbound on-demand solutions.

•
Automotive segment revenue increased by $20.5 million, or 11.2%, primarily due to higher royalties and revenues from our hosting solutions driven by continued growth in our speech recognition and infotainment platform services.

•	Imaging segment revenues increased by $4.3 million, or 2.8%, primarily due to higher revenue from our Core Imaging solutions due to new product launch.

•
Other segment revenue decreased by $28.3 million, or 27.5%, primarily due to declines in both of SRS and Devices. The decline in SRS was primarily due to the recent market disruptions in India and Brazil. These markets have experienced recent and dramatic disruptions as a result of accelerated change in competition and business models for our SRS mobile operator customers, which has reduced demand for our services. The decline in our Devices business was primarily due to the ongoing consolidation of our handset manufacturer customer base, as well as continued erosion of our penetration of the remaining market.

Segment Profit
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

•
Healthcare segment profit increased by $7.2 million, or 10.3%, primarily due to higher segment revenue and higher gross margin. The increase in gross margin was primarily due to a favorable shift in revenue mix towards higher margin Dragon Medical cloud-based offerings, offset in part by margin compression in our medical transcription services and the increase in EHR implementation and optimization services which carried lower margins. As a result, segment profit margin increased by 2.6 percentage points to 32.9%.

•
Enterprise segment profit increased by $0.7 million, or 2.0%, primarily due to higher segment revenue, partially offset by lower gross margin and higher operating expenses. The lower gross margin was primarily due to higher infrastructure costs and increased headcount to support future growth. Operating expenses increased primarily due to higher sales and marketing expenses. As a result, segment profit margin decreased by 0.8 percentage points to 27.6%.

•
Automotive segment profit decreased by $2.5 million, or 8.4%, primarily due to lower gross margin and higher R&D expenses, offset in part by higher revenue. The lower gross margin was primarily driven by our investment in automotive technologies and increased professional services headcount to support future growth. The higher R&D expenses was primarily driven by our increased investment in new technologies. As a result, segment profit margin decreased by 10.5 percentage points to 38.2%.

•
Imaging segment profit increased by 1.6 million, or 9.4%, primarily due to higher segment revenue, offset in part by gross margin and higher operating expenses. Gross margin declined as a result of an unfavorable shift in revenue mix from higher margin software revenue to lower margin hardware revenue. Operating expenses increased primarily due to higher sales and marketing expenses to support new products and solutions. Segment profit margin remained essentially flat year-over-year.

•
Other segment profit decreased by $9.6 million, or 75.7%, primarily driven by revenue and gross margin declines. Profit margin decreased by 21.0 percentage points to 13.9%, primarily due to the recent market disruptions in India and Brazil, as more fully discussed in Overview - Business Trends.

Nine Months Ended June 30, 2018 compared to Nine Months Ended June 30, 2017

•
Healthcare segment profit increased by $10.1 million, or 4.3%, primarily due to higher segment revenue offset in part by lower gross margin. The gross margin decline was primarily due to margin compression in our medical transcription services and the increase in EHR implementation and optimization services which carried lower margins, offset in part by a favorable shift in revenue mix towards higher margin Dragon Medical cloud-based offerings. As a result, segment profit margin remained essentially flat year-over-year.

•
Enterprise segment profit decreased by $6.2 million, or 6.0%, primarily due to essentially flat segment revenue and lower gross margin. The lower gross margin was primarily due to higher infrastructure costs and increased headcount to support future growth.As a result, segment profit margin decreased by 1.9 percentage points to 27.4%.

•
Automotive segment profit decreased by $7.5 million, or 8.5%, primarily due to lower gross margin and higher R&D expenses, offset in part by higher revenue. The lower gross margin was primarily driven by our investment in automotive technologies and increased professional services headcount to support future growth. The higher R&D expenses was primarily driven by our increased investment in new technologies. As a result, segment profit margin decreased by 8.4 percentage points to 39.3%.

•
Imaging segment profit decreased by $6.6 million, or 12.4%, primarily due to higher segment revenue, offset in part by gross margin and higher operating expenses. Gross margin declined as a result of an unfavorable shift in revenue mix from higher margin software revenue to lower margin hardware revenue. Operating expenses increased primarily due to higher sales and marketing expenses to support new products and solutions. As a result, segment profit margin decreased by 5.1 percentage points to 29.2%.

•
Other segment profit decreased by $20.5 million, or 62.0%, primarily driven by revenue and gross margin declines. Profit margin decreased by 15.3% percentage points to 16.9%, primarily due to the recent market disruptions in India and Brazil, as more fully discussed in Overview - Business Trends.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $509.1 million as of June 30, 2018, a decrease of $365.0 million from $874.1 million as of September 30, 2017. Our working capital, defined as total current assets less total current liabilities, was $255.4 million as of June 30, 2018, compared to $216.4 million as of September 30, 2017. Additionally, we had $235.7 million available for borrowing under our revolving credit facility as of June 30, 2018. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $96.3 million as of June 30, 2018 and $148.6 million as of September 30, 2017. As more fully described in Note 14 to the accompanying condensed consolidated financial statements, as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"), we recorded a provisional amount of one-time repatriation tax of approximately $2 million on foreign cash and earnings as of June 30, 2018. The actual impact of the TCJA may differ materially from our estimate due to changes in our interpretations and assumptions, additional guidance to be issued, and actions we may take as a result of the TCJA. We have not changed our indefinite reinvestment assertion related to foreign cash and earnings.
Net Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2018 was $295.0 million, a decrease of $87.3 million from $382.4 million for the nine months ended June 30, 2017. The decrease was primarily due to:

•	A decrease of $70.2 million due to lower net income, excluding non-cash adjustments;

•
A decrease of $40.8 million due to unfavorable changes in working capital, primarily due to the timing of billing and associated collections, as well as timing of certain payments related to Malware Incident remediation and strategic initiatives; offset in part by,

•
An increase of $23.7 million from changes in deferred revenue. Deferred revenue had a positive effect of $84.3 million on operating cash flows for the nine months ended June 30, 2018, as compared to $60.6 million for the nine months ended June 30, 2017, primarily driven by continued growth of our Automotive connected solutions and Healthcare bundled offerings.

Net Cash Used in Investing Activities
Cash used in investing activities for the nine months ended June 30, 2018 was $47.2 million, a decrease of $182.7 million from $229.9 million for the nine months ended June 30, 2017. The decrease was primarily due to:

•	An increase of $186.7 million in net proceeds from the sale and purchase of marketable securities and other investments; offset in part by,

•	An increase of $4.9 million in capital expenditures.
Net Cash (Used in) Provided by Financing Activities
Cash used in financing activities for the nine months ended June 30, 2018 was $507.5 million, an increase of $568.2 million from cash provided by financing activities of $60.7 million for the nine months ended June 30, 2017. The net increase was primarily due to:

•
A decrease in cash inflows of $838.1 million from debt issuance. During the nine months ended June 30, 2017, the cash inflows from debt activities includes $494.6 million net proceeds from the issuance of 5.625% Senior Notes due 2026; and $344.3 million net proceeds from the issuance of our 1.25% 2025 Convertible Debentures;

•	An increase in cash outflows of $20.8 million related to acquisition payments with extended payment terms, offset in part by,

•
A decrease in cash outflows of $302.9 million from the redemption and repayment of debt. During the nine months ended June 30, 2018 holders of approximately $331.2 million in aggregate principal amount of the 2.75% 2031 Debentures exercised their right to require us to repurchase such debentures. During the nine months ended June 30, 2017, we made repayments of $616.7 million for the redemption of our 2020 Senior Notes and $17.9 million for the redemption of our 2031 Convertible Debentures; and

•
An increase in cash outflows of $12.9 million related to share repurchases. During the nine months ended June 30, 2018 and 2017, we repurchased 8.1 million and 5.8 million shares of our common stock under our share repurchase program for $112.0 million and $99.1 million, respectively.

Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 10 to the accompanying condensed consolidated financial statements.
On August 1, 2018, our Board of Directors authorized the repayment of $150 million of our 2020 Senior Notes, which is expected to be made in September 2018. We expect to fund this repayment using our existing cash and investments and our cash flows from operations.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. Under the terms of the share repurchase program, we have the ability to repurchase shares through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases will be determined by management based on an evaluation of market conditions, capital allocation alternatives, and other factors.
For the three and nine months ended June 30, 2018, we repurchased 8.1 million shares of our common stock for $112.0 million under the program. For the nine months ended June 30, 2017, we repurchased 5.8 million shares of our common stock for $99.1 million under the program. Since the commencement of the program, we have repurchased an aggregate of 54.6 million shares for $918.6 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of June 30, 2018, approximately $81.4 million remained available for future repurchases under the program.
On August 1, 2018, our Board of Directors approved an additional $500.0 million under our share repurchase program. Since the beginning of the fourth quarter of fiscal year 2018, we have repurchased approximately 1.1 million shares of our common stock for approximately $16.0 million.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	2018	2019 and 2020	2021 and 2022	Thereafter
Convertible debentures(1)	$1,337.0	$—	$—	$310.5	$1,026.5
Senior notes	1,250.0	—	450.0	—	800.0
Interest payable on long-term debt(2)	495.8	21.2	173.2	122.4	179.0
Letters of credit(3)	6.8	2.8	4.0	—	—
Lease obligations and other liabilities:
Operating leases	164.6	10.6	46.9	31.2	75.9
Operating leases under restructuring(4)	54.5	2.4	17.0	13.9	21.2
Purchase commitments(5)	32.6	8.0	13.8	10.8	—
Total contractual cash obligations	$3,341.3	$45.0	$704.9	$488.8	$2,102.6

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after June 30, 2018.

(2)
Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of June 30, 2018, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(3)	Letters of Credit are in place primarily to secure future operating lease payments.

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of June 30, 2018, we have subleased certain of the facilities with total sublease income of $51.1 million through fiscal year 2025.

(5)
Purchase commitments include non-cancelable purchase commitments for property and equipment, inventory, and services in the normal course of business. These amounts also include arrangements that require a minimum purchase commitment by us.

Total unrecognized tax benefits as of June 30, 2018 were $33.3 million. We do not expect any significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of pre-determined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of June 30, 2018, the maximum amount of payments to be made based on the agreements was $17.5 million if the specific performance objectives are achieved. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. As of June 30, 2018, total deferred compensation to be paid out upon the conclusion of requisite service periods was $24.3 million.
Off-Balance Sheet Arrangements
As of June 30, 2018, there were no off-balance sheet arrangements that may have a material impact on the condensed consolidated financial statements.
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
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of June 30, 2018, we had not designated any contracts as fair value or cash flow hedges. The contracts are not designated as cash flow hedges and generally are for periods less than 90 days. As of June 30, 2018, the notional contract amount of outstanding foreign currency exchange contracts was $90.8 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At June 30, 2018, we held approximately $509.1 million of cash and cash equivalents and marketable securities primarily consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point change in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would change by approximately $4.4 million per annum, based on the balances as of June 30, 2018.
At June 30, 2018, we had no outstanding debt subject to variable interest rates.
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

The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $13.89 as of June 30, 2018 (dollars in millions):

	June 30, 2018
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
2.75% 2031 Debentures	$45.9	$19.9	$0.3	$2.0
1.5% 2035 Debentures	$256.0	$156.9	$6.5	$15.7
1.0% 2035 Debentures	$607.8	$343.7	$13.9	$34.4
1.25% 2025 Debentures	$325.6	$217.9	$14.4	$21.8

Item 4.	Controls and Procedures
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
There are a number of companies that develop or may develop products that compete in our targeted markets. The markets for our products and services are characterized by intense competition, evolving industry and regulatory standards, emerging business and distribution models, disruptive software and hardware technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives for certain of our products that offer limited functionality at significantly lower costs or free of charge. Within voice recognition and natural language understanding, we compete primarily with Amazon, Google, as well as other smaller providers. In our Healthcare business we compete primarily with M*Modal, Optum, 3M and other smaller providers. In our Automotive business we compete, or may in the future compete, with Amazon, Google, iFlyTek and Microsoft as well as with other, smaller vendors particularly in China. In our Imaging business we compete primarily with ABBYY and Adobe. Also, some of our partners such as Avaya, Canon, Cisco, and Genesys develop and market products that might be considered substitutes for our solutions. In addition, a number of smaller companies in voice recognition, natural language understanding, text input and imaging offer technologies or products that are competitive with our solutions. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations.
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
Our revenue, bookings and operating results have fluctuated materially in the past and are expected to continue to fluctuate in the future. Given these fluctuations, we believe that quarter to quarter comparisons of revenue, bookings and operating results are not necessarily meaningful nor an accurate indicator of our future performance. These fluctuations may cause our results of operations to not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in operating results include:

•	volume, timing and fulfillment of customer orders and receipt of royalty reports;

•	fluctuating sales by our channel partners to their customers;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	contractual counterparties are unable to, or do not, meet their contractual commitments to us;

•	introduction of new products by us or our competitors;

•	cybersecurity or data breaches perpetrated by hackers or other third parties;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment of goodwill or intangible assets;

•	the pace of the transition to an on-demand and transactional revenue model;

•	delayed realization of synergies resulting from our acquisitions;

•	accounts receivable that are not collectible and write-offs of excess or obsolete inventory;

•	increased expenditures incurred pursuing new product or market opportunities;

•	higher than anticipated costs related to fixed-price contracts with our customers;

•	change in costs due to regulatory or trade restrictions;

•
expenses incurred in litigation matters, whether initiated by us or brought by third-parties against us and even in matters where we are the prevailing party, and settlements or judgments we are required to pay in connection with disputes; and

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
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue and bookings from international operations could increase in the future. Most of our international revenue and bookings are generated by sales in Europe and Asia. In addition, some of our products are developed outside the United States and we have a large number of employees in India that provide development and transcription services. We also have a large number of employees in Canada, Germany and the United Kingdom that provide professional services. A significant portion of the development of our voice recognition and natural language understanding solutions is conducted in Canada and Germany, and a significant portion of our imaging research and development is conducted in Hungary and Canada. We also have significant research and development resources in Austria, Belgium, China, Italy, and the United Kingdom. In addition, we are exposed to fluctuating exchange rates of foreign currencies including the euro, British pound, Brazilian real, Canadian dollar, Japanese yen, Indian rupee and Hungarian forint. Changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect future revenue and operating results. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

•	adverse political and economic conditions in the U.S. and abroad;

•	trade protection measures, including tariffs and import/export controls, imposed by the United States and/or by other countries or regional authorities such as China, Canada or the European Union;

•	the impact on local and global economies of the United Kingdom leaving the European Union;

•	changes in foreign currency exchange rates or the lack of ability to hedge certain foreign currencies;

•	changes in a specific country's or region's economic conditions;

•	compliance with laws and regulations in many countries and any subsequent changes in such laws and regulations;

•	geopolitical turmoil, including terrorism and war;

•	changing and import or export licensing requirements, particularly for our voice biometrics products;

•	changing data privacy regulations and customer requirements to locate data centers in certain jurisdictions;

•	restrictions on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (CFIUS) and substantial restrictions on investment from China;

•	changes in applicable tax laws;

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions; and

•	less effective protection of intellectual property than in the United States.

We recently hired a new Chief Executive Officer. If we encounter difficulties in the transition, our business could be negatively impacted.
Mark D. Benjamin became our Chief Executive Officer and a member of our Board of Directors in April 2018. Our future success will partly depend upon Mr. Benjamin’s ability, along with the ability of other senior management and other key employees, to effectively implement our business strategies. In addition, Mr. Benjamin may pursue changes in our strategy or business focus. Mr. Benjamin may require transition time to fully understand all aspects of our business as would be typical with any executive transition. If we have failures in any aspects of this transition, or new strategies implemented by our management team are not successful, our business could be harmed.
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

In response to our changing needs and input from our investors, we recently added a number of new directors to our Board of Directors and expect to add additional directors over the balance of fiscal year 2018 and a number of long-serving directors retired from our Board of Directos. If the transition to these new directors is not effective, our business could be harmed.
In addition to his appointment as Chief Executive Officer, Mr. Benjamin was appointed to our Board of Directors effective in April 2018, and in June 2018 three long-serving directors retired from our Board. With these changes, three of the five members of our Board of Directors have joined since December 2017. We also expect to add additional members to our Board of Directors in the coming months. We have also recently reconstituted the membership of Board Committees and expect further changes as new directors are added to take advantage of the experience the new members bring to our Board of Directors. There can be no assurances that the new Board of Directors or its committees will function effectively and that there will not be any adverse effects on the business as a result of the significant changes on our Board of Directors.
We experienced a significant malware incident in the third quarter of fiscal year 2017, which had and continues to have a significant impact on our future results of operations and financial condition.
On June 27, 2017, Nuance was a victim of the global NotPetya malware incident (the “2017 Malware Incident”). The NotPetya malware affected certain Nuance systems, including systems used by our healthcare customers, primarily for transcription services, as well as systems used by our imaging division to receive and process orders. Our revenue and our operating results for fiscal year 2017 were negatively impacted by the 2017 Malware Incident. For fiscal year 2017, we estimate that we lost approximately $68.0 million in revenues, primarily in our Healthcare segment, due to the service disruption and the reserves we established for customer refund credits. Additionally, we incurred incremental costs of approximately $24.0 million for fiscal year 2017 as a result of our remediation and restoration efforts, as well as incremental amortization expenses. Although the direct effects of the 2017 Malware Incident were remediated during fiscal year 2017, the 2017 Malware Incident had a continued effect on our results of operations in the first and second quarters of fiscal year 2018. Our outlook for the remainder of fiscal year 2018 reflects both the residual effects of the incident and the ongoing significant costs we will incur to continuously enhance information security.
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
We are subject to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information and personal health information, with additional laws applicable in some jurisdictions where the information is collected from children. In many cases, these laws apply not only to transfers between unrelated third-parties but also to transfers between us and our subsidiaries. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. The European Commission adopted the European General Data Protection Regulation (the “GDPR”), which went into effect on May 25, 2018. China adopted a new cybersecurity law as of June 2017, and there is an increase in regulation of biometric data globally, which may include voiceprints. In addition, California adopted significant new consumer privacy laws in June 2018 that will be effective beginning in January 2020. Complying with the GDPR and other emerging and changing requirements may cause us to incur substantial costs and may require us to change our business practices. Noncompliance could result in penalties or significant legal liability, and could affect our ability to retain and attract customers.
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
As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. Our prior acquisitions required, and our recently completed acquisitions continue to require, substantial integration and management efforts, and we expect future acquisitions to require similar efforts. Successfully realizing the benefits of acquisitions involves a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses;

•	potential disruption of our ongoing business and distraction of management;

•	difficulty in incorporating acquired products and technologies into our products and technologies;

•	potential difficulties in completing projects associated with in-process research and development;

•	unanticipated expenses and delays in completing acquired development projects and technology integration and upgrades;

•	challenges associated with managing additional, geographically remote businesses;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	the accuracy of revenue and bookings projections of acquired companies;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business.
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

Intangible assets are generally amortized over three to ten years. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of June 30, 2018, we had identified intangible assets of approximately $612.9 million, net of accumulated amortization, and goodwill of approximately $3.5 billion, net of accumulated impairment charges. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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

For example, during the second quarter of fiscal year 2018, we reorganized our former Mobile business into three discrete lines of business. In connection with this reorganization, and with the review of goodwill and indefinite-lived intangible assets for impairment during the second quarter of fiscal year 2018 that was triggered by recent financial results and rapidly changing business conditions for our Subscriber Revenue Services (“SRS”), we recorded a total of $137.9 million of goodwill impairment charge related to our Devices business and SRS for the second quarter of fiscal 2018. For more information, please see Note 4 of the accompanying condensed consolidated financial statements. Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.

We have a history of operating losses, and may incur losses in the future, which may require us to raise additional capital on unfavorable terms.
We reported net losses of $151.0 million, $12.5 million and $115.0 million in fiscal years 2017, 2016 and 2015, respectively, and a net loss of $14.0 million for the third fiscal quarter of fiscal year 2018. We had a total accumulated deficit of $705.8 million as of June 30, 2018. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.

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

We have a significant amount of debt. As of June 30, 2018, we had $2,587.0 million outstanding principal amount of debt, including $450.0 million of senior notes due in 2020, $300.0 million of senior notes due in 2024, and $500.0 million of senior notes due in 2026, $46.6 million of 2.75% 2031 Convertible Debentures redeemable in November 2021, $263.9 million of 1.5% 2035 Convertible Debentures redeemable in November 2021, $676.5 million of 1.0% 2035 Convertible Debentures redeemable in December 2022, and $350.0 million of 1.25% 2025 Convertible Debentures redeemable in April 2025. Investors may require us to redeem these debentures earlier than the dates indicated if the closing sale price of our common stock is more than 130% of the then current conversion price of the respective debentures for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount in cash or shares of our common stock, at our election. We also had a $242.5 million Revolving Credit Facility under which $6.8 million was committed to backing outstanding letters of credit issued and $235.7 million was available for borrowing at June 30, 2018. Our debt level could have important consequences, for example it could:

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
Our investment portfolios, which include investments in money market funds, bank deposits and separately managed investment portfolios, are generally subject to credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by a global financial crisis or by uncertainty surrounding the United Kingdom's exit from the European Union or recent changes in tariffs and trade agreements. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.
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
In recent periods, certain stockholders have publicly and privately expressed concerns with the Company’s performance and with certain governance matters. For example, certain stockholders had expressed concerns about the timing and process related to our former chief executive officer retiring and the appointment of a new chief executive officer, certain provisions of our executive compensation plans, majority voting requirements for director elections and features of our corporate governance provisions in our governing documents and policies. In addition, we have enacted certain changes to our bylaws in the past year in response to demands from stockholders that may weaken our ability to prevent an unsolicited takeover. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Furthermore, any perceived uncertainties as to our future direction could result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our share repurchases for the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2018 - April 30, 2018	—	$—	—	$193,410
May 1, 2018 - May 31, 2018	4,188	$13.58	4,188	$136,529
June 1, 2018 - June 30, 2018	3,919	$14.06	3,919	$81,431
Total	8,107		8,107

(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. As of June 30, 2018, approximately $81.4 million remained available for future repurchases under the program.
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

(a)     In July 2018, the Compensation Committee of the Company’s Board of Directors approved a new form of Change of Control and Severance Agreement for use with executive officers, a summary of the key terms of which is as follows: The new form of agreement will have an initial three-year term ending September 30, 2021, renewing automatically thereafter for successive three-year terms, unless the Company or the executive provides timely notice of non-renewal prior to the end of the initial or a succeeding term. The new form of agreement provides that in the event an executive’s employment is involuntarily terminated without Cause (and not due to death or Disability) other than within twelve (12) months following a Change of Control of the Company (as those terms are defined in the agreement), he/she will be eligible to receive severance benefits consisting of: (i) twelve (12) months base salary, payable in a lump sum; (ii) a pro-rated percentage of his/her target bonus for the fiscal year in which the termination occurs, payable in a lump sum; (iii) vesting of the pro-rated portion of the outstanding time-based Company equity awards that are scheduled to vest in the fiscal year in which the termination occurs and (iv) twelve (12) months Company-paid health insurance continuation coverage under COBRA, subject to the executive timely electing such coverage. If an executive’s employment is terminated without Cause (and not due to death or Disability) or executive resigns for Good Reason (as such term is defined in the agreement) within twelve (12) months following a Change of Control of the Company, he/she will instead be eligible to receive severance benefits consisting of: (i) twelve (12) months base salary, payable in a lump sum; (ii) a lump sum payment equal to 100% of the executive’s annual target bonus for the year of termination, or the year preceding the Change of Control, if greater; (iii) full vesting of all outstanding time-based Company equity awards and (iv) twelve (12) months Company-paid health insurance continuation coverage under COBRA, subject to the executive timely electing such coverage. In addition, upon a Change of Control of the Company, (a) executive’s outstanding performance-based equity awards subject to performance goals for the fiscal year of the Change of Control (other than relative total shareholder return performance goals), will convert to time-based equity awards with respect to the number of shares that would vest at 100% of targeted performance and (b) outstanding performance-based equity awards subject to relative total shareholder return performance goals will convert to time-based equity awards with respect to the number of shares that would vest based on actual performance as of the Change of Control. Performance-

based equity awards described in the preceding sentence, as so modified, will vest on the last day of the performance period, subject to executive’s continued service through such date or upon earlier termination without Cause or resignation for Good Reason. Upon a Change of Control, an executive’s outstanding performance-based equity awards subject to goals for fiscal years after the fiscal year of the Change in Control will remain subject to their existing terms, except executive will receive acceleration of 50% of shares subject to such awards (determined assuming achievement of performance goals at 100% of target) if executive’s employment is terminated without Cause or for Good Reason during twelve (12) months following a of Change of Control. To receive the foregoing severance payments and benefits, an executive would be required to enter into a separation and release agreement with the Company and continue to comply with his/her existing confidentiality and restrictive covenant agreements. If an executive’s employment with the Company terminates due to death or due Disability he/she or his/her eligible dependents will be eligible to receive benefits consisting of twelve (12) months Company-paid health insurance under COBRA and immediate acceleration of all of his/her outstanding and unvested time-based equity awards. The foregoing description of the new form of Change of Control and Severance Agreement is a summary only and does not purport to be complete. A copy of such agreement is attached hereto as Exhibit 10.2.
The Company has entered into, or expects in the near term to enter into, change of control and severance agreements with each of its Named Executive Officers, other than Mr. Benjamin whose employment agreement addresses severance benefits to which he would be entitled, in substantially the form summarized above, except that the agreement with Mr. Tempesta includes previously approved and disclosed enhanced severance benefits in the event that his employment is terminated by the Company other than for Cause or Mr. Tempesta resigns from the Company for Good Reason on or before December 31, 2019. The enhanced benefits are that any time-based equity awards outstanding at the time of termination that were scheduled to vest at any time on or before December 31, 2019 will fully vest upon the termination and any performance-based equity awards outstanding at the time of termination that were scheduled to vest at any time on or before December 31, 2019 will fully vest upon the termination, with the performance measures deemed to have been fully achieved at target level.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	8-K	0-27038	3.1	6/26/2018
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
10.1	Separation & Release Agreement between the Registrant and Paul Ricci dated April 19, 2018	10-Q	0-27038	10.3	5/10/2018
10.2	Form of Executive Change of Control and Severance Agreement Adopted July 23, 2018					X
10.3	Amended and Restated1995 Directors' Stock Option Plan approved June 25, 2018					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101.0
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended 6/30/2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 9, 2018.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer