Form 10-Q
period 2018-12-31
Nuance Communications, Inc.
filed 2019-02-08
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2018
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2019 was 285,418,064.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2018	2017
	(ASC 606)	(ASC 605)
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Hosting and professional services	$259,588	$257,979
Product and licensing	157,997	124,748
Maintenance and support	76,069	64,497
Total revenues	493,654	447,224
Cost of revenues:
Hosting and professional services	163,170	171,527
Product and licensing	32,750	13,772
Maintenance and support	7,761	9,425
Amortization of intangible assets	9,757	13,514
Total cost of revenues	213,438	208,238
Gross profit	280,216	238,986
Operating expenses:
Research and development	68,328	66,086
Sales and marketing	75,359	80,560
General and administrative	44,049	51,773
Amortization of intangible assets	16,974	18,841
Acquisition-related costs, net	2,836	5,561
Restructuring and other charges, net	23,081	13,569
Total operating expenses	230,627	236,390
Income from operations	49,589	2,596
Other (expense) income:
Interest income	2,554	2,192
Interest expense	(32,266)	(36,070)
Other expense, net	(1,192)	(222)
Income (loss) before income taxes	18,685	(31,504)
Provision (benefit) for income taxes	986	(78,969)
Net income from continuing operations	17,699	47,465
Net income from discontinued operations	1,391	5,763
Net income	$19,090	$53,228

Net income per common share - basic:
Continuing operations	$0.06	$0.16
Discontinued operations	0.01	0.02
Total net income per basic common share	$0.07	$0.18

Net income per common share - diluted:
Continuing operations	$0.06	$0.16
Discontinued operations	0.01	0.02
Total net income per diluted common share	$0.07	$0.18

Weighted average common shares outstanding:
Basic	287,796	291,367
Diluted	292,359	295,995

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Net income	$19,090	$53,228
Other comprehensive (loss) income:
Foreign currency translation adjustment	(8,302)	1,515
Pension adjustments	(360)	116
Unrealized loss on marketable securities	(2)	(277)
Total other comprehensive (loss) income, net	(8,664)	1,354
Comprehensive income	$10,426	$54,582

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	September 30, 2018
	(ASC 606)	(ASC 605)
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$293,251	$315,963
Marketable securities	137,896	135,579
Accounts receivable, less allowances for doubtful accounts of $9,702 and $9,823	337,829	347,873
Prepaid expenses and other current assets	197,414	94,814
Current assets held for sale	395,266	34,402
Total current assets	1,361,656	928,631
Marketable securities	18,446	21,932
Land, building and equipment, net	147,319	153,452
Goodwill	3,238,338	3,247,105
Intangible assets, net	424,032	450,001
Other assets	260,228	141,761
Long-term assets held for sale	—	359,497
Total assets	$5,450,019	$5,302,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Contingent and deferred acquisition payments	$16,043	$14,211
Accounts payable	90,006	80,912
Accrued expenses and other current liabilities	188,411	269,339
Deferred revenue	287,242	330,689
Current liabilities held for sale	116,978	69,013
Total current liabilities	698,680	764,164
Long-term debt	2,197,734	2,185,361
Deferred revenue, net of current portion	441,283	434,316
Deferred tax liabilities	66,386	49,931
Other liabilities	103,797	93,593
Long-term liabilities held for sale	—	57,518
Total liabilities	3,507,880	3,584,883

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 290,035 and 291,504 shares issued and 286,285 and 287,753 shares outstanding, respectively	290	291
Additional paid-in capital	2,578,496	2,597,693
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(131,527)	(122,863)
Accumulated deficit	(488,332)	(740,837)
Total stockholders’ equity	1,942,139	1,717,496
Total liabilities and stockholders’ equity	$5,450,019	$5,302,379

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2018	2017
	(ASC 606)	(ASC 605)
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income from continuing operations	$17,699	$47,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,547	47,833
Stock-based compensation	34,340	36,225
Non-cash interest expense	12,298	13,341
Deferred tax benefit	(4,755)	(97,132)
Other	312	631
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(21,827)	(40,494)
Prepaid expenses and other assets	(19,811)	(19,001)
Accounts payable	11,437	(11,856)
Accrued expenses and other liabilities	(19,888)	3,045
Deferred revenue	35,253	88,250
Net cash provided by operating activities - continuing operations	87,605	68,307
Net cash provided by operating activities - discontinued operations	12,286	17,798
Net cash provided by operating activities	99,891	86,105
Cash flows from investing activities:
Capital expenditures	(12,220)	(12,543)
Payments for business and asset acquisitions, net of cash acquired	(1,447)	(8,648)
Purchases of marketable securities and other investments	(47,502)	(32,447)
Proceeds from sales and maturities of marketable securities and other investments	45,678	159,805
Net cash (used in) provided by investing activities	(15,491)	106,167
Cash flows from financing activities:
Repayment and redemption of debt	—	(331,172)
Payments for repurchase of common stock	(75,153)	—
Acquisition payments with extended payment terms	—	(16,880)
Proceeds from issuance of common stock from employee stock plans	—	6
Payments for taxes related to net share settlement of equity awards	(31,651)	(38,617)
Other financing activities	(699)	(65)
Net cash used in financing activities	(107,503)	(386,728)
Effects of exchange rate changes on cash and cash equivalents	391	618
Net decrease in cash and cash equivalents	(22,712)	(193,838)
Cash and cash equivalents at beginning of period	315,963	592,299
Cash and cash equivalents at end of period	$293,251	$398,461

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Presentation
The condensed consolidated financial statements include the accounts of Nuance Communications, Inc. (“Nuance”, “we”, "our", or the "Company") and our wholly-owned subsidiaries. We prepared the unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements reflect all normal and recurring adjustments that, in our opinion, are necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.
Although we believe the disclosures included herein are adequate to ensure that the condensed consolidated financial statements are fairly presented, certain information and footnote disclosures to the financial statements have been condensed or omitted in accordance with the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements and the footnotes included herein should be read in conjunction with the audited financial statements and the footnotes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year or any future period.
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASC 606"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  We adopted ASC 606 on October 1, 2018 using modified retrospective approach, with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods.
Results for reporting periods beginning after October 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies ASC 605. For contracts that were modified before the effective date, the Company aggregated the effect of all contract modifications prior to identifying performance obligations and allocating transaction price in accordance with the practical expedient ASC 606-10-65-1-(f)-4.
Upon adoption of ASC 606 on October 1, 2018, we recorded a decrease to accumulated deficit of approximately $230 million as a result of the transition. The impact of the adoption primarily relates to the cumulative effect of 1) approximately $70 million decrease in deferred revenue from the upfront recognition of term licenses and the general requirement to allocate the transaction price on a relative stand-alone selling price, 2) approximately $180 million increase in contract assets, 3) approximately $30 million decrease in accounts receivable, 4) approximately $30 million increase in deferred costs, and 5) approximately $20 million increase in deferred tax liabilities related to the above items.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated statement of operations for the three months ended December 31, 2018 and the condensed consolidated balance sheet as of December 31, 2018 (dollars in thousands):

	For the Three Months ended December 31, 2018
	As reported, ASC 606	Effect of Implementation	As adjusted, ASC 605
Revenues:
Hosting and professional services	$259,588	$8,036	$267,624
Product and licensing	157,997	(22,728)	135,269
Maintenance and support	76,069	(15,330)	60,739
Total revenues	$493,654	$(30,022)	$463,632

Cost of revenues:
Hosting and professional services	$163,170	$(3,938)	$159,232
Product and licensing	32,750	(18,030)	14,720
Maintenance and support	7,761	766	8,527
Amortization of intangible assets	9,757	—	9,757
Total cost of revenues	$213,438	$(21,202)	$192,236

Sales and marketing	$75,359	$1,522	$76,881

Provision (benefit) for income taxes	$986	$(410)	$576

	As of December 31, 2018
	As reported, ASC 606	Effect of Implementation	As adjusted, ASC 605
Assets:
Accounts receivable	$337,829	$31,567	$369,396
Prepaid and expenses and other current assets	$197,414	$(65,205)	$132,209
Other assets	$260,228	$(139,529)	$120,699

Liabilities:
Deferred revenue, current	$287,242	$86,097	$373,339
Deferred revenue, noncurrent	$441,283	$1,376	$442,659
Deferred tax liabilities	$66,386	$(25,916)	$40,470
Other long-term liabilities	$103,797	$(8,742)	$95,055

Stockholders' Equity:
Accumulated deficit	$(488,332)	$(245,441)	$(733,773)
Statements of Cash Flows
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which is effective for fiscal years beginning after December 15, 2017 and the interim periods therein. We adopted this guidance on October 1, 2018 and applied it retrospectively. The adoption did not have a material impact on our condensed consolidated statements of cash flows.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. We adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective method. The adoption did not have a material impact on our consolidated financial statements.
Issued Accounting Standards Not Yet Adopted
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for us in the first quarter of fiscal year 2020, and early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases Topic 842 Target improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our condensed consolidated financial statements, and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.
Other Accounting Pronouncements
In January 2018, the FASB issued ASU 2018-02, "Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"), which is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The guidance gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act ("TCJA") related to items in AOCI. The new guidance may be applied retrospectively to each period in which the effect of TCJA is recognized in the period of adoption. We do not expect the implementation to have a material impact on our consolidated financial statements.
3. Revenue Recognition
We derive revenue from the following sources: (1) hosting services, (2) software licenses, including royalties, (3) maintenance and support (“M&S”), (4) professional services, and (5) sale of hardware. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to our customers. We account for a contract when both parties have approved and committed to the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
The majority of our arrangements with customers typically contain multiple products and services. We account for individual products and services separately if they are distinct--that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
We recognize revenue after applying the following five steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract, including whether they are distinct within the context of the contract

•	Determination of the transaction price, including the constraint on variable consideration

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied

We allocate the transaction price of the arrangement based on the relative estimated standalone selling price (“SSP”) of each distinct performance obligation. In determining SSP, we maximize observable inputs and consider a number of data points, including:

•	the pricing of standalone sales (in the instances where available);

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;

•	contractually stated prices for deliverables that are intended to be sold on a standalone basis;

•	other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.
We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We reduce transaction prices for estimated returns and other allowances that represent variable consideration under ASC 606, which we estimate based on historical return experience and other relevant factors, and record a corresponding refund liability as a component of accrued expenses and other current liabilities. Other forms of contingent revenue or variable consideration are infrequent.
Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We assess the timing of the transfer of products or services to the customer as compared to the timing of payments to determine whether a significant financing component exists. In accordance with the practical expedient in ASC 606-10-32-18, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less. If the difference in timing arises for reasons other than the provision of finance to either the customer or us, no financing component is deemed to exist. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our services, not to receive or provide financing from or to customers. We do not consider set-up fees nor other upfront fees paid by our customers to represent a financing component.
Certain products are sold through distributors or resellers. Certain distributor and reseller customers have been granted right of return and selling incentives which are accounted for as variable consideration when estimating the amount of revenue to be recognize. Returns and credits are estimated at the contract inception and updated at the end of each reporting period as additional information becomes available. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate the variable consideration associated with this group of customer contracts.
Reimbursements for out-of-pocket costs generally include, but are not limited to, costs related to transportation, lodging and meals. Revenue from reimbursed of out-of-pocket costs is accounted for as variable consideration.
Shipping and handling activities are not considered a contract performance obligation. We record shipping and handling costs billed to customers as revenue with offsetting costs recorded as cost of revenue
Performance Obligations
Hosting
Hosting services, which allow our customers to use the hosted software over the contract period without taking possession of the software, are provided on a usage basis as consumed or on a fixed fee subscription basis. Our hosting contract terms generally range from one to five years.
As each day of providing services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, we have determined that our hosting services arrangements are a single performance obligation comprised of a series of distinct services. These services include variable consideration, typically a function of usage. We recognize revenue as each distinct service period is performed (i.e., recognized as incurred).
Subscription basis revenue represents a single promise to stand-ready to provide access to our hosting services. Revenue is recognized over time on a ratable basis over the hosting contract term, which generally ranges from one to five years.
Software Licenses
On-premise software licenses sold with non-distinct professional services to customize and/or integrate the underlying software are accounted for as a combined performance obligation. Revenue from the combined performance obligation is recognized over time based upon the progress towards completion of the project, which is measured based on the labor hours already incurred to date as compared to the total estimated labor hours.
Revenue from distinct on-premise software licenses, which do not require professional service to customize and/or integrate the software license, is recognized at the point in time when the software is made available to the customer and control is transferred.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from software license sold on a royalty basis, where the license of intellectual property is the predominant item to which the royalty relates, is recognized in the period the usage occurs in accordance with the practical expedient in ASC 606-10-55-65(A).
Maintenance and Support
Our M&S contracts generally include telephone support and the right to receive unspecified upgrades and updates on a when-and-if available basis. M&S revenue is recognized over time on ratable basis over the contract period because we transfer control evenly by providing a stand-ready service.
Professional Services
Revenue from distinct professional services, including training, is recognized over time based upon the progress towards completion of the project, which is measured based on the labor hours already incurred to date as compared to the total estimated labor hours.
Hardware
Hardware revenue is recognized point in time when control is transferred to the customer, typically delivery.
Significant Judgments
Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our license contracts often include professional services to customize and/or integrate the licenses into the customer’s environment. Judgment is required to determine whether the license is considered distinct and accounted for separately, or not distinct and accounted for together with professional services.
Judgments are required to determine the standalone selling price (“SSP”) for each distinct performance obligation. When SSP is directly observable, we estimate SSP based upon the historical transaction prices, adjusted for geographic considerations, customer classes, and customer relationship profiles. In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs. We may have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer and geographic region in determining SSP. Determining SSP for performance obligations which we never sell separately also requires significant judgment. In estimating the SSP, we consider the likely price that would have resulted from established pricing practices had the deliverable been offered separately and the prices a customer would likely be willing to pay.
From time to time, we may enter into arrangements with third party suppliers to resell products or services. In such cases, we evaluate whether we are the principal (i.e. report revenues on a gross basis) or agent (i.e. report revenues on a net basis). In doing so, we first evaluate whether we control the good or service before it is transferred to the customer. If we control the good or service before it is transferred to the customer, we are the principal; if not, we are the agent. Generally, we control a promised good or service before transferring that good or service to the customer and act as the principal to the transaction. Determining whether we control the good or service before it is transferred to the customer may require judgment.
Disaggregated Revenue
We disaggregate revenue from contracts with customers by reportable segment and products and services as this presentation depicts the timing, risks and uncertainty of our revenue streams, which is also in line with how we manage our businesses, assess performance, and determine management compensation. Our disaggregated revenue from continuing operations is as follows (dollars in thousands):

	For the Three Months Ended December 31, 2018
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$133,515	$93,029	$45,321	$271,865
Enterprise	78,542	20,279	30,631	129,452
Automotive	31,871	42,108	—	73,979
Other	15,660	2,581	117	18,358
Total revenues	$259,588	$157,997	$76,069	$493,654

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hardware comprised approximately $10.1 million of total product and license revenue as of three months ended December 31, 2018.
Contract Acquisition Costs
In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions and other direct, incremental cost to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in prepaid expenses and other current assets, respectively. As of December 31, 2018, we had $15.2 million of current contract acquisition costs and $24.4 million of noncurrent contract acquisition costs. Commission expense is primarily included in Sales and marketing expense on the condensed consolidated statements of operations. We had amortization expense of $3.2 million related to contract acquisition costs during the three months ended December 31, 2018. There was no impairment related to commission costs capitalized.
Contract Fulfillment Costs
We capitalize the setup costs incurred to satisfy our stand-ready obligation to provide access to our hosting service. Contract fulfillment costs are expensed to cost of revenue as we satisfy its stand-ready obligation over the contract term which we estimate to be between one and five years. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify contract fulfillment costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. At December 31, 2018, we had $28.8 million of contract fulfillment costs included with Prepaid expenses and other current assets and $87.6 million included within Other assets.
Trade Accounts Receivable and Contract Balances
We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net in our condensed consolidated balance sheets at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.
Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets and Other assets. As of December 31, 2018, we had $76.3 million of current contract assets and $118.0 million of noncurrent contract assets. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance as of October 1, 2018	$168,595
Revenues recognized but not billed	99,915
Amounts reclassified to accounts receivable	(74,164)
Balance as of December 31, 2018	$194,346

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. At December 31, 2018, we had $728.5 million of deferred revenue. The table below shows significant changes in deferred revenue of continuing operations (dollars in thousands):

Deferred revenue
Balance as of October 1, 2018	$693,272
Amounts bill but not recognized	258,962
Revenue recognized	(223,709)
Balance as of December 31, 2018	$728,525
Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2018 (dollars in thousands):

	12 months	2 to 5 years	Greater than 5 years	Total
Total revenue	$722,932	$1,157,824	$118,631	$1,999,387
The table above includes fixed backlogs and does not include variable backlog derived from continent usage-based activities, such as royalties and Usage-based hosting.
4. Disposition of Business
In connection with our ongoing strategic business and portfolio review, on November 7, 2018, our Board of Directors approved the divestiture of our Imaging business. On November 11, 2018, we entered into a sale agreement (the “Agreement”) with Project Leopard AcquireCo Limited, a private limited company incorporated under the laws of England and Wales (and an affiliate of Kofax, Inc.) (the “Buyer”), relating to the sale of our Imaging business for a total cash consideration of approximately $400 million, subject to certain working capital adjustments as set forth in the Agreement. Pursuant to the Agreement, we will sell and transfer, and Buyer will purchase and acquire, (a) the shares of certain subsidiaries through which we operate a portion of our Imaging business and (b) certain assets used in or related to the business; and the Buyer will assume certain liabilities related to such assets or the business, subject to certain exclusions and indemnities as set forth in the Agreement. On February 1, 2019, we completed the sale of the business and received approximately $390 million, after estimated transaction expenses, and subject to post-closing finalization of those adjustments as set forth in the Agreement. For all periods presented, Imaging 's results of operations have been included within discontinued operations and its assets and liabilities within held for sale on our condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the results of the discontinued operations (dollars in thousands):

	Three Months Ended December 31,
	2018	2017
	(ASC 606)	(ASC 605)
Major line items constituting net income of Imaging:
Revenue (a)	$51,995	$54,421
Cost of revenue	12,004	12,956
Research and development	5,516	7,280
Sales and marketing (a)	18,190	21,400
General and administrative	1,231	1,119
Amortization of intangible assets	3,914	4,223
Acquisition-related costs, net	(386)	—
Restructuring and other charges, net	8,460	1,232
Income from discontinued operations before income taxes (a)	3,066	6,211
Provision for income taxes	1,675	448
Net income from discontinued operations	$1,391	$5,763

Supplemental information:
Depreciation	$294	$417
Amortization	$4,926	$6,065
Stock compensation	$2,102	$1,761

Capital expenditures for the three-month periods ended December 31, 2018 and December 31, 2017 were de minimis.
(a) As more fully described in Note 2, as a result of the adoption of ASC 606 using the modified retrospective approach, revenue for the three months ended December 31, 2018 reflects an increase of $1.6 million due to the upfront recognition of term licenses and the re-allocation of contract consideration to performance obligations based upon standalone selling prices; sales and marketing expense for the three months ended December 31, 2018 reflects a decrease of $1.5 million due to the capitalization and amortization of commission expense; and the provision for income taxes for the three months ended December 31, 2018 reflects an increase in provision of $1.1 million related to the tax effect of the ASC 606 adjustments.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the assets and liabilities included within discontinued operations (dollars in thousands):

	December 31, 2018	September 30, 2018
	(ASC 606)	(ASC 605)
Major classes of Imaging assets:
Accounts receivable, net	$30,492	$30,959
Prepaid expenses and other current assets(a)	4,979	3,443
Land, building and equipment, net	2,321	2,442
Goodwill	257,129	257,352
Intangible assets, net	94,356	99,507
Other (a)	5,989	196
Total assets classified as held for sale	$395,266	$393,899

Major classes of Imaging liabilities:
Accounts payable	$6,611	$3,604
Accrued expenses and other current liabilities	13,795	12,305
Deferred revenue (a)	93,547	107,965
Other	3,025	2,657
Total liabilities classified as held for sale	$116,978	$126,531
(a) As more fully described in Note 2, as a result of the adoption of ASC 606 using the modified retrospective approach, contract assets as of December 31, 2018 reflects an increase of $7.6 million due to capitalized commissions included within prepaid expense and other current assets, and other assets; and deferred revenue as of December 31, 2018 reflects a decrease of $11.7 million due to the upfront recognition of term licensing revenue.
Additionally, on November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly traded company through a pro rata distribution to our common stock holders. Completion of the proposed spin-off is subject to certain conditions, including final approval by our Board of Directors. We intend to complete the separation of the business by the end of fiscal year 2019.
5. Business Acquisitions
We continue to expand our solutions and integrate our technologies in new offerings through acquisitions. A summary of our acquisition activities is as follows:
Fiscal Year 2018
For the three months ended December 31, 2017, we completed an acquisition in our Healthcare segment for total cash consideration of $8.7 million and contingent payments with a fair value of $0.5 million. As a result, we recognized goodwill of $6.8 million and other intangible assets of $2.0 million, with a weighted average life of 2.0 years. The acquisition does not have a material impact on our condensed consolidated financial statements for the periods presented.
Acquisition-Related Costs, net
Acquisition-related costs include costs related to business and asset acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments, and other costs related to integration activities; (ii) professional service fees, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) fair value adjustments to acquisition-related contingencies.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of acquisition-related costs, net is as follows (dollars in thousands):

	Three Months Ended December 31,
	2018	2017
Transition and integration costs	$2,864	$4,062
Professional service fees	78	511
Acquisition-related adjustments	(106)	988
Total	$2,836	$5,561
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the three months ended December 31, 2018 are as follows (dollars in thousands):

Goodwill

	Healthcare	Enterprise	Automotive	Other	Total
Balance as of September 30, 2018	$1,430,325	$683,347	$1,119,947	$13,486	$3,247,105
Purchase accounting adjustments	17	—	—	—	17
Effect of foreign currency translation	(2,297)	(2,387)	(3,693)	(407)	(8,784)
Balance as of December 31, 2018	$1,428,045	$680,960	$1,116,254	$13,079	$3,238,338
Other Intangible Assets
The changes in the carrying amount of intangible assets for the three months ended December 31, 2018 are as follows (dollars in thousands):

Intangible Assets
Balance as of September 30, 2018	$450,001
Acquisitions	1,216
Amortization	(26,731)
Effect of foreign currency translation	(454)
Balance as of December 31, 2018	$424,032
7. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At December 31, 2018 and September 30, 2018, we had outstanding contracts with a total notional value of $121.7 million and $117.1 million, respectively.
We did not designate any forward contracts as hedging instruments for the three months ended December 31, 2018 or 2017. Therefore, changes in fair value of foreign currency forward contracts were recognized within other expense, net in our condensed consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our condensed consolidated statement of cash flows.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		December 31, 2018	September 30, 2018
Foreign currency forward contracts	Prepaid expenses and other current assets	$463	$143
Foreign currency forward contracts	Accrued expenses and other current liabilities	(130)	(1,192)

A summary of income (loss) related to the derivative instruments for the three months ended December 31, 2018 and 2017 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended December 31,
Derivatives Not Designated as Hedges	Income (loss) recognized	2018	2017
Foreign currency forward contracts	Other expense, net	$(1,730)	$(397)
8. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and September 30, 2018 consisted of the following (dollars in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$185,713	$—	$—	$185,713
Time deposits(b)	—	97,743	—	97,743
Commercial paper, $20,176 at cost(b)	—	20,287	—	20,287
Corporate notes and bonds, $58,308 at cost(b)	—	58,153	—	58,153
Foreign currency exchange contracts(b)	—	463	—	463
Total assets at fair value	$185,713	$176,646	$—	$362,359
Liabilities:
Foreign currency exchange contracts(b)	$—	$(130)	$—	$(130)
Contingent acquisition payments(c)	—	—	(3,979)	(3,979)
Total liabilities at fair value	$—	$(130)	$(3,979)	$(4,109)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$200,004	$—	$—	$200,004
Time deposits(b)	—	88,158	—	88,158
Commercial paper, $27,194 at cost(b)	—	27,363	—	27,363
Corporate notes and bonds, $57,563 at cost(b)	—	57,417	—	57,417
Foreign currency exchange contracts(b)	—	143	—	143
Total assets at fair value	$200,004	$173,081	$—	$373,085
Liabilities:
Foreign currency exchange contracts(b)	$—	$(1,192)	$—	$(1,192)
Contingent acquisition payments(c)	—	—	(4,000)	(4,000)
Total liabilities at fair value	$—	$(1,192)	$(4,000)	$(5,192)

(a)
Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.

(b)
Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.51 years as of December 31, 2018 and 0.61 years as of September 30, 2018.

(c)	The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.

The estimated fair value of our long-term debt was approximately $2,271.4 million (face value $2,437.0 million) as of December 31, 2018 and $2,423.6 million (face value $2,437.0 million) as of September 30, 2018 based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of December 31, 2018 or September 30, 2018.
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
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended December 31,
	2018	2017
Balance at beginning of period	$4,000	$8,648
Earn-out liabilities established at time of acquisition	—	500
Payments and foreign currency translation	(21)	(17)
Adjustments to fair value included in acquisition-related costs, net	—	1,300
Balance at end of period	$3,979	$10,431
Contingent acquisition payments are to be made in periods through fiscal year 2021. As of December 31, 2018, the maximum amount payable based on the agreements was $11.7 million if the specified performance targets are achieved.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2018	September 30, 2018
Compensation	$95,428	$174,984
Cost of revenue related liabilities	35,559	30,432
Consulting and professional fees	22,947	21,220
Accrued interest payable	9,726	21,326
Sales and other taxes payable	6,736	5,983
Facility-related liabilities	3,659	4,621
Sales and marketing incentives	2,262	1,889
Other	12,094	8,884
Total	$188,411	$269,339
10. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, or arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the three months ended December 31, 2018 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2018	$9,320	$7,615	$16,935
Restructuring charges, net	8,483	1,906	10,389
Non-cash adjustment	—	(23)	(23)
Cash payments	(9,489)	(2,772)	(12,261)
Balance at December 31, 2018	$8,314	$6,726	$15,040
While restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended December 31,
	2018					2017
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,479	$127	$1,606	$—	$1,606	$2,513	$25	$2,538	$—	$2,538
Enterprise	2,551	13	2,564	—	2,564	262	2,360	2,622	—	2,622
Automotive	2,270	2,056	4,326	4,114	8,440	151	—	151	—	151
Other	1,030	—	1,030	2,507	3,537	249	11	260	—	260
Corporate	1,153	(290)	863	6,071	6,934	485	(740)	(255)	8,253	7,998
Total	$8,483	$1,906	$10,389	$12,692	$23,081	$3,660	$1,656	$5,316	$8,253	$13,569

Fiscal Year 2019
For the three months ended December 31, 2018, we recorded restructuring charges of $10.4 million, which included $8.5 million related to the termination of approximately 131 employees and $1.9 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $8.3 million to be substantially paid during fiscal year 2019, and the remaining balance of $6.7 million related to excess facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the three months ended December 31, 2018, we recorded $7.2 million of professional services fees related to the execution of our corporate transformational efforts, $4.1 million costs related to the anticipated spin-off of our Automotive business, and $2.5 million accelerated depreciation related to our Mobile Operator Services, offset in part by a $1.1 million cash receipt from insurance claims related to the malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident").

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2018
For the three months ended December 31, 2017, we recorded restructuring charges of $5.3 million, which included $3.7 million related to the termination of approximately 160 employees and $1.7 million related to certain excess facilities. These actions were part of our initiatives to reduce costs and optimize processes.
Additionally, for the three months ended December 31, 2017, we recorded $2.3 million related to the transition agreement of our former CEO, and $6.0 million related to our remediation and restoration efforts after the 2017 Malware Incident. The remaining cash payments associated with the transition agreement are expected to be made during fiscal years 2019.
11. Debt
As of December 31, 2018 and September 30, 2018, we had the following borrowing obligations (dollars in thousands):

	December 31, 2018	September 30, 2018
5.625% Senior Notes due 2026, net of deferred issuance costs of $4.9 million and $5.1 million, respectively. Effective interest rate 5.625%.	$495,056	$494,915
5.375% Senior Notes due 2020, net of deferred issuance costs of $1.1 million and $1.2 million, respectively. Effective interest rate 5.375%.	298,925	298,759
6.000% Senior Notes due 2024, net of deferred issuance costs of $1.7 million and $1.8 million, respectively. Effective interest rate 6.000%.	298,297	298,220
1.00% Convertible Debentures due 2035, net of unamortized discount of $110.7 million and $116.9 million, respectively, and deferred issuance costs of $5.3 million and $5.6 million, respectively. Effective interest rate 5.622%.	560,507	553,973
2.75% Convertible Debentures due 2031. Effective interest rate 7.432%.	46,568	46,568
1.25% Convertible Debentures due 2025, net of unamortized discount of $79.8 million and $82.4 million, respectively, and deferred issuance costs of $3.6 million and $3.7 million, respectively. Effective interest rate 5.578%.	266,655	263,863
1.50% Convertible Debentures due 2035, net of unamortized discount of $30.4 million and $32.8 million, respectively, and deferred issuance costs of $1.0 million and $1.1 million, respectively. Effective interest rate 5.394%.	232,486	229,906
Deferred issuance costs related to our Revolving Credit Facility	(760)	(843)
Total debt	2,197,734	2,185,361
Less: current portion	—	—
Total long-term debt	$2,197,734	$2,185,361
The following table summarizes the maturities of our borrowing obligations as of December 31, 2018 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes	Total
2019	$—	$—	$—
2020	—	300,000	300,000
2021	—	—	—
2022	310,463	—	310,463
2023	676,488	—	676,488
Thereafter	350,000	800,000	1,150,000
Total before unamortized discount	1,336,951	1,100,000	2,436,951
Less: unamortized discount and issuance costs	(230,735)	(8,482)	(239,217)
Total long-term debt	$1,106,216	$1,091,518	$2,197,734

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after December 31, 2018.

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
In January 2017, we repurchased $600.0 million in aggregate principal amount of our 2020 Senior Notes using cash and cash equivalents and the net proceeds from our 2026 Senior Notes issued in December 2016. In January 2017, we recorded an extinguishment loss of $18.6 million. In accordance with the authoritative guidance for debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt, including any unamortized debt discount or issuance costs. Following this activity, $450.0 million in aggregate principal amount of our 2020 Senior Notes remained outstanding.
In September 2018, we repurchased $150.0 million in aggregate principal amount of our 2020 Senior Notes at par. As a result, we wrote off the remaining unamortized premium and deferred issuance costs related to the repayment and recorded an extinguishment gain of $0.3 million in fiscal year 2018. Following this activity, $300.0 million in aggregate principal amount of our 2020 Senior Notes remained outstanding as of December 31, 2018.
At any time, we may redeem any or all or a portion of the 2020 Senior Notes at a redemption price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to, but excluding, the redemption date.
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
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”) in a private placement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $27.22 per share. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of December 31, 2018, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In October 2011, we issued $690.0 million in aggregate principal amount of 2.75% Senior Convertible Debentures due in 2031 (the “2.75% 2031 Debentures”) in a private placement. The 2.75% 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2.75% 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2.75% 2031 Debentures on November 1, 2021, and 2026. The 2.75% 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2.75% 2031 Debentures. The 2.75% 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $32.30 per share. At issuance, we allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2017.
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
In November 2017, holders of approximately $331.2 million in aggregate principal amount of the outstanding 2031 Debentures exercised their right to require us to repurchase such debentures. Following the repurchase, $46.6 million in aggregate principal amount of the 2.75% 2031 Debentures remains outstanding. On or after November 6, 2017, we have the right to call for redemption of some or all of the remaining outstanding 2031 Debentures.
1.25% Convertible Debentures due 2025
In March 2017, we issued $350.0 million in aggregate principal amount of 1.25% Senior Convertible Debentures due in 2025 (the “1.25% 2025 Debentures”) in a private placement. The proceeds were approximately $343.6 million, net of issuance costs. We used a portion of the proceeds to repurchase 5.8 million shares of our common stock for $99.1 million and $17.8 million in aggregate principal on our 2031 Debentures. We used the remaining net proceeds, together with cash on hand to redeem and retire $331.2 million of our outstanding 2031 Debentures in November 2017. The 1.25% 2025 Debentures bear interest at 1.25% per year, payable in cash semi-annually in arrears. The 1.25% 2025 Debentures mature on April 1, 2025. The 1.25% 2025 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.25% 2025 Debentures. The 1.25% 2025 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.

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
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $22.22 per share, subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter beginning after June 30, 2017 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of December 31, 2018, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021. As of December 31, 2018, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Facility”), which expires on April 15, 2021, provides for aggregate borrowing commitments of $242.5 million, including the revolving facility loans, the swingline loans and issuance of letters of credit. As of December 31, 2018, after taking into account the outstanding letters of credit of $6.9 million, we had $235.6 million available for borrowing under the Revolving Credit Facility. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. As of December 31, 2018, we are in compliance with all the debt covenants.
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
For the three months ended December 31, 2018, we repurchased 4.9 million shares of our common stock for $75.2 million under the program. There were no share repurchases for the three months ended December 31, 2017. Since the commencement of the program, we have repurchased an aggregate of 61.0 million shares for $1,017.8 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of December 31, 2018, approximately $482.2 million remained available for future repurchases under the program.
13. Net Income Per Share
The following table sets forth the computation for basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2018	2017
Numerator:
Net income from continuing operations	$17,699	$47,465
Net income from discontinued operations	1,391	5,763
Net income	$19,090	$53,228

Denominator:
Weighted average common shares outstanding — Basic	287,796	291,367
Dilutive effect of employee stock compensation plans	4,563	4,628
Weighted average common shares outstanding — Diluted	292,359	295,995

Net income per common share - basic:
Continuing operations	$0.06	$0.16
Discontinued operations	0.01	0.02
Total net income per basic common share	$0.07	$0.18

Net income per common share - diluted:
Continuing operations	$0.06	$0.16
Discontinued operations	0.01	0.02
Total net income per diluted common share	$0.07	$0.18

Anti-dilutive equity instruments excluded from the calculation	1,962	39
Contingently issuable awards excluded from the calculation (a)	2,076	2,252

(a) Contingently issuable awards were excluded from the determination of dilutive net income per share as the conditions were not met at the end of the reporting period.
14. Stock-Based Compensation
On February 28, 2018, our shareholders approved amendments to the Company’s amended and restated 2000 Stock Plan (the “Amended and Restated 2000 Stock Plan”). The Amended and Restated 2000 Stock Plan (i) increases the number of shares issuable by 82,250,000 to 83,500,000 shares; (ii) permit the Company’s Board of Directors (the “Board”) to make proportional adjustments to outstanding awards affected by a change in the Company’s capital structure, and in addition to or in lieu of such adjustments, to permit the Board to pay dividends, dividend equivalents, or similar rights in conjunction to any such changes in the Company’s capital structure; and (iii) certain updates to reflect changes in law relating to Section 162(m).

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018, we had 9.4 million shares available for future grants under the Amended and Restated 2000 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. The amounts included in the condensed consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended December 31,
	2018	2017
Cost of hosting and professional services	$7,332	$7,378
Cost of product and licensing	264	266
Cost of maintenance and support	(234)	681
Research and development	8,830	9,007
Sales and marketing	9,257	10,164
General and administrative	8,891	8,729
Total	$34,340	$36,225
Stock Options
The table below summarizes activities related to stock options for the three months ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2018	19,144	$17.31
Exercised	—	$—
Expired	(4,528)	$17.89
Outstanding at December 31, 2018	14,616	$17.13	2.9 years	$—
Exercisable at December 31, 2018	14,616	$17.13	2.9 years	$—
Exercisable at December 31, 2017	21,939	$16.41	2.8 years	$0.1	million

(a)	The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of December 31, 2018 ($13.23) over the exercise price of the underlying options.
The aggregate intrinsic values of stock options exercised during the three months ended December 31, 2018 and 2017 were de minimis.

Restricted Units
Restricted units are not included in issued and outstanding common stock until the units are vested and underlying shares are released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the three months ended December 31, 2018:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2018	3,039,568	6,872,087
Granted	1,088,105	5,679,945
Earned/released	(1,104,380)	(4,048,965)
Forfeited	(516,911)	(475,729)
Outstanding at December 31, 2018	2,506,382	8,027,338
Weighted average remaining recognition period of outstanding restricted units	2.0 years	1.9 years
Unrecognized stock-based compensation expense of outstanding restricted units	$34.5 million	$90.5 million
Aggregate intrinsic value of outstanding restricted units(a)	$33.2 million	$106.3 million

(a)
The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of December 31, 2018 ($13.23) over the purchase price of the underlying restricted units.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Three Months Ended December 31,
	2018	2017
Weighted-average grant-date fair value per share	$16.43	$14.92
Total intrinsic value of shares vested (in millions)	$82.4	$84.7
15. Income Taxes
The components of Income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2018	2017
Domestic	$19,788	$(34,946)
Foreign	(1,103)	3,442
Income (loss) before income taxes	$18,685	$(31,504)
The components of provision (benefit) for income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2018	2017
Domestic	$834	$(80,665)
Foreign	152	1,696
Provision (benefit) for income taxes	$986	$(78,969)
Effective tax rate	5.3%	250.7%

The effective tax rates for the three-month periods ended December 31, 2018 and December 31, 2017 were estimated based upon estimated income for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; the majority of our income before provision for income taxes from foreign operations has been earned by subsidiaries in Ireland. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.

Our effective income tax rate was 5.3% for the three months ended December 31, 2018, compared to 250.7% for the three months ended December 31, 2017. The effective tax rate for the three months ended December 31, 2018 differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance related to losses in the United States. The effective tax rate for the three months ended December 31, 2017 differed from the U.S. federal statutory rate of 24.53% primarily due to the recognition of approximately $96 million estimated deferred tax benefit from the remeasurement of deferred tax assets and liabilities, offset by approximately $14 million estimated tax provision for deemed repatriated foreign earnings, as a result of the Tax Cuts and Jobs Act ("TCJA") enacted in December 2017.
Provision (benefit) for income taxes increased by $80.0 million for the three months ended December 31, 2018 to a provision of $1.0 million for the three months ended December 31, 2018 from a benefit of $79.0 million for the three months ended December 31, 2017, primarily driven by approximately $96 million estimated deferred tax benefit, offset in part by approximately $14 million estimated tax provision for deemed repatriated foreign earnings recognized as a result of the TCJA enacted in December 2017.
16. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of December 31, 2018, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
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
17. Segment and Geographic Information
Our Chief Operating Decision Maker ("CODM") regularly reviews segment revenues and segment profits for performance evaluation and resources allocation. Segment revenues include certain acquisition-related adjustments for revenues that would otherwise have been recognized without the acquisition. Segment profits reflect controllable costs directly related to each segment and the allocation of certain corporate expenses such as, corporate sales and marketing expenses and research and development project costs that benefit multiple segments. Certain items such as stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, other expenses, net and certain unallocated corporate expenses are excluded from segment profits, which allow for more meaningful comparisons to the financial results of the historical operations for performance evaluation and resources allocation by our CODM.

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

•
The Automotive segment is primarily engaged in providing automotive manufacturers and their suppliers branded and personalized virtual assistants and connected car services built on our voice recognition and natural language understanding technologies. As more fully disclosed in Note 4, on November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly-traded company through a pro rata distribution to our common stock holders. Completion of the proposed spin-off is subject to certain conditions, including final approval by our Board of Directors. We expect to complete the spin-off by the end of fiscal year 2019.

•
The Other segment includes our SRS business and our Devices business. Our SRS business provides value-added services to mobile operators in India and Brazil ("Mobile Operator Services") and voicemail transcription services to mobile operators in the rest of the world (“Voicemail-to-Text”). Our Devices business provides speech recognition solutions and predictive text technologies to handset devices. Our Devices revenue has been declining due to the ongoing consolidation of our handset manufacturer customer base and continued erosion of our penetration of the remaining market. During the fourth quarter of

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2018, in connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses.
As more fully described in Note 4, during the three months ended December 31, 2018, the results of Imaging, previously a reportable segment, have been included within discontinued operations due to the completion of the sale on February 1, 2019. As a result, effective the first quarter of fiscal year 2019, we changed our corporate overhead allocation methodology to re-allocate the stranded costs related to our Imaging business among the remaining operating segments included within continuing operations. Our segment presentation for the three months ended December 31, 2017 has been restated to reflect the re-allocation of stranded costs. For the three months ended December 31, 2018 and December 31, 2017, $1.1 million and $1.9 million of stranded costs have been included within total segment profits and re-allocated among Healthcare, Enterprise, Automotive, and Other.
We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to Income (loss) before income taxes (dollars in thousands):

	Three Months Ended
	December 31,
	2018	2017
Segment revenues:	(ASC 606)	(ASC 605)
Healthcare	$271,978	$245,535
Enterprise	129,692	120,599
Automotive	75,182	61,498
Other	18,358	25,563
Total segment revenues	495,210	453,195
Less: acquisition-related revenues adjustments	(1,556)	(5,971)
Total revenues	493,654	447,224
Segment profit:
Healthcare	103,922	76,227
Enterprise	44,646	37,277
Automotive	19,385	23,026
Other	5,802	3,318
Total segment profit	173,755	139,848
Corporate expenses and other, net	(35,622)	(43,571)
Acquisition-related revenues	(1,556)	(5,971)
Stock-based compensation	(34,340)	(36,225)
Amortization of intangible assets	(26,731)	(32,355)
Acquisition-related costs, net	(2,836)	(5,561)
Restructuring and other charges, net	(23,081)	(13,569)
Other expenses, net	(30,904)	(34,100)
Income (loss) before income taxes	$18,685	$(31,504)
No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2018	2017
United States	$383,429	$338,482
International	110,225	108,742
Total revenues	$493,654	$447,224

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Three Months Ended December 31,
	2018	2017
	(Dollars in thousands)
Interest paid	$31,568	$27,281
Income taxes paid	$2,807	$3,763
Non-Cash Investing and Financing Activities:
From time to time, we issue shares of our common stock in connection with our business and asset acquisitions, including shares issued as payment for acquisitions, shares initially held in escrow, and shares issued as payment for contingent consideration, as more fully described in Note 5.

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
OVERVIEW
Business Overview
We are a pioneer and leader in conversational and cognitive artificial intelligence ("AI") innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, automotive, financial services, telecommunication and travel industries, among others. We are seeing several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio including automated speech recognition ("ASR"), natural language understanding ("NLU"), semantic processing, domain-specific reasoning, dialog management capabilities, AI, and biometric speaker authentication. We report our business in four segments, Healthcare, Enterprise, Automotive, and Other.
Business Trends

•
Healthcare. Customers in our healthcare segment are broadly implementing electronic health record ("EHR") systems and are working to improve clinical documentation, improve quality of care, minimize physician burnout, integrate quality measures and aid reimbursement. These trends are driving a shift towards more integrated solutions that combine both Dragon Medical cloud-based solutions and transcription services. Recently, higher demand for more integrated solutions have offset declines in legacy, hosted transcription services. Additionally, we have been able to capitalize on healthcare providers’ shift towards hosted, or cloud-based solutions, and away from perpetual licenses, by adding new innovations to our Dragon Medical cloud solutions including new clinical language understanding and AI capabilities designed to increase productivity and improve clinical documentation at the point of care and within existing electronic medical work flow.

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

On November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly-traded company through a pro rata distribution to our common stock holders. Completion of the proposed spin-off is subject to certain conditions, including final approval by our Board of Directors. We intend to complete the separation of the business by the end of fiscal year 2019.

•
Other. The Other segment includes our SRS business and our Devices business. Our SRS business provides value-added services to mobile operators in India and Brazil (“Mobile Operator Services”) and voicemail transcription services to mobile operators in the rest of the world (“Voicemail-to-Text”). Our Devices business provides speech recognition solutions and predictive text technologies for handset devices. During the fourth quarter of fiscal 2018, in connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses.

•
Discontinued Operations - Imaging. On November 11, 2018, we entered into a definitive stock purchase agreement, pursuant to which we agreed to sell our Imaging business and associated assets for a total cash consideration of approximately $400 million. On February 1, 2019, we completed the sale of the business and the proceeds received at closing was $390 million, net of related fees and expenses, and subject to certain customary post-closing adjustments. During the three months ended December 31, 2018, Imaging 's results of operations have been included within discontinued operations and its assets and liabilities within held for sale on our condensed consolidated financial statements.

Key Metrics
Effective the first quarter of fiscal year 2019, we implemented ASC 606 using the modified retrospective approach, which requires the results for the current reporting periods be presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies ASC 605, with a cumulative adjustment recorded to accumulated deficit.
A summary of key financial metrics for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, is as follows:

•	Total revenues under ASC 606 was $493.7 million for the three months ended December 31, 2018, as compared to $447.2 million under ASC 605 for the three months ended December 31, 2017;

•	Net income from continuing operations under ASC 606 for the three months ended December 31, 2018 was $17.7 million, compared to $47.5 million under ASC 605 the three months ended December 31, 2017;

•	Gross margins under ASC 606 for the three months ended December 31, 2018 was 56.8%, compared to 53.4% under ASC 605 for the three months ended December 31, 2017;

•	Operating margins under ASC 606 for the three months ended December 31, 2018 was 10.0%, compared to 0.6% under ASC 605 for three months ended December 31, 2017; and

•	Cash provided by operating activities increased by $13.8 million to $99.9 million.
As of December 31, 2018, as compared to September 30, 2018:

•
Total deferred revenue decreased by 4.8% to $728.5 million as of December 31, 2018 from $765.0 million as of September 30, 2018. Deferred revenue decreased by approximately $87 million as a result of the ASC 606 implementation, offset in part by the continued growth of our Automotive connected solutions and Healthcare bundled offerings.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended			ASC 605
	December 31,			Dollar Change	Percent Change
	2018	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
Hosting and professional services	$259.6	$267.6	$258.0	$9.6	3.7%
Product and licensing	158.0	135.3	124.7	10.6	8.5%
Maintenance and support	76.1	60.7	64.5	(3.8)	(5.9)%
Total Revenues	$493.7	$463.6	$447.2	$16.4	3.7%
United States	$383.4	$354.4	$338.5	$15.9	4.7%
International	110.2	109.2	108.7	0.5	0.5%
Total Revenues	$493.7	$463.6	$447.2	$16.4	3.7%
The geographic split under ASC 606 was 78% of total revenues in the United States and 22% internationally for the three months ended December 31, 2018. The geographic split under ASC 605 was 76% of total revenues in the United States and 24% internationally for the three months ended December 31, 2018, as compared to 76% of total revenues in the United States and 24% internationally for the three months ended December 31, 2017.
Hosting and Professional Services Revenue
Hosting revenue primarily relates to delivering on-demand hosted services, such as medical transcription, automated customer care applications, mobile operator services, and mobile infotainment and search and transcription, over a specified term. Professional services revenue primarily consists of consulting, implementation and training services for customers. The following table shows hosting and professional services revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	December 31,			Dollar Change	Percent Change
	2018	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
Hosting revenue	$203.2	$210.8	$185.1	$25.7	13.9%
Professional services revenue	56.4	56.8	72.9	(16.1)	(22.1)%
Hosting and professional services revenue	$259.6	$267.6	$258.0	$9.6	3.7%
As a percentage of total revenue	52.6%	57.7%	57.7%

Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017

Hosting revenue on ASC 606 basis for the three months ended December 31, 2018 decreased by $7.6 million compared to revenue for the same period presented on ASC 605 basis, primarily due to re-allocation of contract consideration to multiple performance obligations based on standalone selling prices and constraining variable transaction consideration. Under ASC 605, hosting revenue increased by $25.7 million, or 13.9% compared to the prior period, primarily due to a $15.8 million increase in Healthcare, a $10.7 million increase in Enterprise segment, a $4.2 million increase in our Automotive segment, partially offset by a $5.0 million decrease in our Other segment. Healthcare hosting revenue increased primarily driven by the continued market penetration and growth of our Dragon Medical cloud-based solutions, offset by in part by the continued erosion of our transcription services. Enterprise hosting revenue increased primarily driven by growth in our omni-channel hosting solutions. Automotive hosting revenue increased primarily driven by the continued growth in our speech recognition and infotainment platform services. Other segment hosting revenue decreased due to lower revenue from both our SRS and Devices businesses. As a percentage of total revenue, hosting revenue under ASC 605 increased from 41.4% to 45.5% for the three months ended December 31, 2018.

Professional services revenue on ASC 606 basis for the three months ended December 31, 2018 decreased by $0.4 million compared to revenue for the same period presented on ASC 605 basis primarily due to re-allocation of contract consideration to multiple performance obligations based on standalone selling prices and treatment of variable transaction consideration. Under ASC 605, professional services revenue decreased by $16.1 million, or 22.1% compared to the prior period, primarily due to lower revenue from electronic healthcare record ("EHR") implementation and optimization services in Healthcare for the three months ended December 31, 2018. As a percentage of total revenue, professional revenue under ASC 605 decreased from 16.3% to 12.3% for the three months ended December 31, 2018.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	December 31,			Dollar Change	Percent Change
	2018	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
Product and licensing revenue	$158.0	$135.3	$124.7	$10.6	8.5%
As a percentage of total revenue	32.0%	29.2%	27.9%
Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017
Product and licensing revenue on ASC 606 basis for the three months ended December 31, 2018 increased by $22.7 million compared to revenue for the same period presented on ASC 605 basis primarily due to the upfront recognition of revenue for term license fees under ASC 606. Under ASC 605, product and licensing revenue increased by $10.6 million, or 8.5%, primarily due to an $8.0 million increase in Automotive, and a $3.2 million increase in Healthcare. Automotive product and licensing revenue increased primarily due to higher royalties from existing and new customers. Healthcare product and licensing revenue increased primarily driven by higher Dragon Medical license revenue from international markets. As a percentage of total revenue, product and licensing revenue under ASC 605 increased from 27.9% to 29.2% for the three months ended December 31, 2018.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	December 31,			Dollar Change	Percent Change
	2018	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
Maintenance and support revenue	$76.1	$60.7	$64.5	$(3.8)	(5.9)%
As a percentage of total revenue	15.4%	13.1%	14.4%
Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017

Maintenance and support revenue on ASC 606 basis for the three months ended December 31, 2018 increased $15.4 million compared to revenue for the same period presented on ASC 605 basis primarily due to re-allocation of contract consideration to multiple performance obligations, as well as presentation of fair value of maintenance and support associated with term licensing as maintenance and support revenue, whereas it was included in license revenue under ASC 605, as Vendor Specific Objective Evidence of fair value of maintenance and support did not exist and there was no basis to bifurcate the maintenance and support and license performance obligations. Under ASC 605, maintenance and support revenue decreased by $3.8 million, or 5.9%, primarily due to the continuing customer transition from product licenses to cloud-based solutions in Healthcare. As a percentage of total revenue, maintenance and support revenue under ASC 605 decreased from 14.4% to 13.1% for the three months ended December 31, 2018.

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

	Three Months Ended			ASC 605
	December 31,			Dollar Change	Percent Change
	2018	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of hosting and professional services revenue	$163.2	$159.2	$171.5	$(12.3)	(7.2)%
As a percentage of professional services and hosting revenue	62.9%	59.5%	66.5%
Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017
Cost of hosting and professional services revenue under ASC 606 for the three months ended December 31, 2018 reflected adjustments of $4.0 million due to the ASC 606 implementation. Under ASC 605, cost of hosting and professional hosting revenue decreased by $12.3 million, or 7.2%, primarily due to lower revenue related to EHR implementation and optimization services, offset in part by higher costs related to our Dragon Medical cloud-based solutions. Under ASC 605, gross margin increased by 7.0 percentage points primarily due to lower revenue from EHR implementation and optimization services, which carries lower margins. Also contributing to the margin improvement was the residual impact of the malware incident (the "2017 Malware Incident"), which negatively affected the gross margin for the same period last year.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended			ASC 605
	December 31,			Dollar Change	Percent Change
	2018	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of product and licensing revenue	$32.8	$14.7	$13.8	$0.9	6.5%
As a percentage of product and licensing revenue	20.7%	10.9%	11.0%

Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017
Cost of product and licensing revenue under ASC 606 for the three months ended December 31, 2018 reflected adjustments of $18.1 million primarily from recognition of third-party license fees payable for sublicensed software related to sales of term license transactions due to the ASC 606 implementation. Under ASC 605, cost of product and licensing revenue increased by $0.9 million, or 6.5%. Under ASC 605, gross margin under ASC 605 increased by 0.1 percentage points, or relatively flat.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended			ASC 605
	December 31,			Dollar Change	Percent Change
	2018	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of maintenance and support revenue	$7.8	$8.5	$9.4	$(0.9)	(9.5)%
As a percentage of maintenance and support revenue	10.2%	14.0%	14.6%

Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017
Cost of maintenance and support revenue under ASC 606 for the three months ended December 31, 2018 reflected adjustments of $0.7 million due to the ASC 606 implementation. Under ASC 605, cost of maintenance and support revenue decreased by $0.9 million, or 9.5%. Under ASC 605, gross margins increased by 0.6 percentage points primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.
Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows R&D expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	December 31,			Dollar Change	Percent Change
	2018	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
Research and development expense	$68.3	$68.3	$66.1	$2.2	3.3%
As a percentage of total revenue	13.8%	14.7%	14.8%

Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017
R&D expense increased by $2.2 million, or 3.3%, primarily driven by higher R&D headcount as we continue to invest in product evolution and new technologies to support our long-term growth.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	December 31,			Dollar Change	Percent Change
	2018	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
Sales and marketing expense	$75.4	$76.9	$80.6	$(3.7)	(4.6)%
As a percentage of total revenue	15.3%	16.6%	18.0%

Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017
Sales and marketing expense under ASC 606 for the three months ended December 31, 2018 reflected the amortization of capitalized sales commission expenses over the period of benefit due to the ASC 606 implementation, as compared to expensing the commission expense as incurred in the prior period under ASC 605. Under ASC 605, sales and marketing expense decreased by $3.7 million, or 4.6%, primarily driven by lower sales headcount as a result of ongoing portfolio review and optimization.
General and Administrative Expense
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	December 31,			Dollar Change	Percent Change
	2018	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
General and administrative expense	$44.0	$44.0	$51.8	$(7.8)	(15.1)%
As a percentage of total revenue	8.9%	9.5%	11.6%

Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017
G&A expense decreased by $7.8 million, or 15.1%, primarily driven by lower employee-related costs due to the recent business review and lower professional services costs.
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

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2018	2017
Cost of revenue	$9.8	$13.5	$(3.8)	(27.8)%
Operating expenses	17.0	18.8	(1.9)	(9.9)%
Total amortization expense	$26.7	$32.4	$(5.6)	(17.4)%
The decreases in total amortization of intangible assets for the three months ended December 31, 2018, as compared to the prior year periods, were primarily due to certain intangible assets having been fully amortized or written off during fiscal year 2018.
Acquisition-Related Costs, Net
Acquisition-related costs include costs related to business and asset acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs, earn-out payments, and other costs related to integration activities; (ii) professional service fees, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) fair value adjustments to acquisition-related contingencies. A summary of the acquisition-related costs, net is as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2018	2017
Transition and integration costs	$2.9	$4.1	$(1.2)	(29.5)%
Professional service fees	0.1	0.5	(0.4)	(84.7)%
Acquisition-related adjustments	(0.1)	1.0	(1.1)	(110.7)%
Total acquisition-related costs, net	$2.8	$5.6	$(2.7)	(49.0)%
The decreases in acquisition-related costs, net for the three months ended December 31, 2018, as compared to the prior year periods, were primarily due to the decrease in professional service fees driven by reduced acquisition activities during the three months ended December 31, 2018.
Restructuring and Other Charges, Net
While restructuring and other charges, net are excluded from segment profits, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended December 31,
	2018					2017
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,479	$127	$1,606	$—	$1,606	$2,513	$25	$2,538	$—	$2,538
Enterprise	2,551	13	2,564	—	2,564	262	2,360	2,622	—	2,622
Automotive	2,270	2,056	4,326	4,114	8,440	151	—	151	—	151
Other	1,030	—	1,030	2,507	3,537	249	11	260	—	260
Corporate	1,153	(290)	863	6,071	6,934	485	(740)	(255)	8,253	7,998
Total	$8,483	$1,906	$10,389	$12,692	$23,081	$3,660	$1,656	$5,316	$8,253	$13,569

Fiscal Year 2019
For the three months ended December 31, 2018, we recorded restructuring charges of $10.4 million, which included $8.5 million related to the termination of approximately 131 employees and $1.9 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $8.3 million to be substantially paid during fiscal year 2019, and the remaining balance of $6.7 million related to excess facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the three months ended December 31, 2018, we recorded a $7.2 million of professional services fees related to the execution of our corporate transformational efforts, $4.1 million costs related to the anticipated spin-off of our Automotive business, and $2.5 million accelerated depreciation related to our Mobile Operator Services, offset in part by a $1.1 million cash receipt from insurance claims related to the 2017 Malware Incident.
Fiscal Year 2018
For the three months ended December 31, 2017, we recorded restructuring charges of $5.3 million, which included $3.7 million related to the termination of approximately 160 employees and $1.7 million related to certain excess facilities. These actions were part of our initiatives to reduce costs and optimize processes.
Additionally, for the three months ended December 31, 2017, we recorded $2.3 million related to the transition agreement of our former CEO, $6.0 million related to our remediation and restoration efforts after the 2017 Malware Incident that occurred in the third quarter of fiscal year 2017. The remaining cash payments associated with the transition agreement are expected to be made during fiscal years 2019.
Other (Expense) Income, Net
A summary is as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2018	2017
Interest income	$2.6	$2.2	$0.4	16.5%
Interest expense	(32.3)	(36.1)	3.8	(10.5)%
Other expense, net	(1.2)	(0.2)	(1.0)	436.9%
Total other expense, net	$(30.9)	$(34.1)	$3.2	(9.4)%
Interest expense for the three months ended December 31, 2018 decreased by $3.8 million, primarily due to the repurchase of $300 million outstanding 5.375% Senior Notes due 2020 in September 2018 and the redemption of the $331.2 million outstanding 2.75% convertible debentures in November 2017.
Provision for Income Taxes
The following table shows the provision (benefit) for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change
	December 31,
	2018	2017
Provision (benefit) for income taxes	$1.0	$(79.0)	$80.0	(101.2)%
Effective income tax rate	5.3%	250.7%

Our effective income tax rate was 5.3% for the three months ended December 31, 2018, compared to 250.7% for the three months ended December 31, 2017. The effective tax rate for the three months ended December 31, 2018 differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance related to losses in the United States. The effective tax rate for the three months ended December 31, 2017 differed from the U.S. federal statutory rate of 24.53% primarily due to the recognition of approximately $96 million estimated deferred tax benefit from the remeasurement of deferred tax assets and liabilities, offset by approximately $14 million estimated tax provision for deemed repatriated foreign earnings, as a result of the Tax Cuts and Jobs Act ("TCJA") enacted in December 2017.

Provision (benefit) for income taxes increased by $80.0 million for the three months ended December 31, 2018 to a provision of $1.0 million for the three months ended December 31, 2018 from a benefit of $79.0 million for the three months ended December

31, 2017, primarily driven by approximately $96 million estimated deferred tax benefit, offset in part by approximately $14 million estimated tax provision for deemed repatriated foreign earnings recognized as a result of the TCJA enacted in December 2017.
Net income from discontinued operations

As more fully described in Note 4 to the accompanying condensed consolidated financial statements, on November 11, 2018, we entered into a definitive stock purchase agreement, pursuant to which we agreed to sell our Imaging business and associated assets for a total cash consideration of approximately $400 million. The transaction closed on February 1, 2019. Effective the first quarter of fiscal year 2019, we present Imaging's results of operations within discontinued operations.
SEGMENT ANALYSIS
As more fully described in Note 4, during the three months ended December 31, 2018, the results of Imaging, previously a reportable segment, have been included within discontinued operations due to the completion of the sale on February 1, 2019. As a result, effective the first quarter of fiscal year 2019, we changed our corporate overhead allocation methodology to re-allocate the stranded costs related to our Imaging business among the remaining operating segments included within continuing operations. Our segment presentation for the three months ended December 31, 2017 has been restated to reflect the re-allocation of stranded costs. For the three months ended December 31, 2018 and December 31, 2017, $1.1 million and $1.9 million of stranded costs have been included within total segment profits and re-allocated among Healthcare, Enterprise, Automotive, and Other.
The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended			ASC 605
	December 31,			Change	Percent Change
	2018	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
Segment Revenues(a):
Healthcare	$272.0	$244.2	$245.5	$(1.3)	(0.6)%
Enterprise	129.7	129.8	120.6	9.2	7.6%
Automotive	75.2	74.6	61.5	13.1	21.3%
Other	18.4	17.2	25.6	(8.4)	(32.7)%
Total segment revenues	$495.2	$465.7	$453.2	$12.5	2.8%
Less: acquisition related revenues adjustments	(1.6)	(2.1)	(6.0)	3.9	(65.0)%
Total revenues	$493.7	$463.6	$447.2	$16.4	3.7%
Segment Profit:
Healthcare	$103.9	$92.9	$76.2	$16.7	21.9%
Enterprise	44.6	41.0	37.3	3.7	10.1%
Automotive	19.4	25.5	23.0	2.5	10.7%
Other	5.8	4.5	3.3	1.2	34.3%
Total segment profit	$173.8	$163.9	$139.8	$24.1	17.2%
Segment Profit Margin:
Healthcare	38.2%	38.1%	31.0%	7.0
Enterprise	34.4%	31.6%	30.9%	0.7
Automotive	25.8%	34.2%	37.4%	(3.3)
Other	31.6%	25.9%	13.0%	12.9
Total segment profit margin	35.1%	35.2%	30.8%	4.3

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017

•
Healthcare segment revenue for the three months ended December 31, 2018 reflected the impact of up-front recognition of term licensing revenue from Clintegrity, Dragon Medical, and Diagnostic solutions due to the ASC 606 implementation. Under ASC 605, Healthcare segment revenue decreased by $1.3 million, or 0.6%, primarily driven by:

◦
Revenue from Dragon Medical cloud-based solutions increased by $20.9 million, or 78.9%, to $47.4 million for the three months ended December 31, 2018 from $26.5 million for the three months ended December 31, 2017, primarily due to the continued market penetration and customer transition to our cloud-based offering.

◦	Revenue from transcription services decreased by $10.6 million, or 15.4%, to $58.0 million for the three months ended December 31, 2018 from $68.5 million for the three months ended December 31, 2017.

◦
Professional services revenue decreased by $15.7 million or 39.7%, to $23.8 million for the three months ended December 31, 2018 to $39.5 million for the three months ended December 31, 2017, primarily driven by lower revenue from EHR implementation and optimization services.

•
Enterprise segment revenue for the three months ended December 31, 2018 reflected the impact of allocation of contract consideration to multiple performance obligations based on standalone selling prices, treatment of variable transaction consideration, and up-front recognition of term licensing fees due to the ASC 606 implementation. Under ASC 605, Enterprise segment revenue increased by $9.2 million, or 7.6%, primarily due to higher contact center license and services revenue.

•
Automotive segment revenue for the three months ended December 31, 2018 reflected impact of allocation of contract consideration to multiple performance obligations based on standalone selling prices and treatment of variable transaction consideration due to the ASC 606 implementation. Under ASC 605, Automotive segment revenue increased by $13.1 million, or 21.3%, primarily due to higher royalties and revenues from our hosting solutions driven by continued growth in our speech recognition and infotainment platform services.

•
Other segment revenue for the three months ended December 31, 2018 reflected the impact of allocation of contract consideration to multiple performance obligations based on standalone selling prices and treatment of variable transaction consideration due to the ASC 606 implementation. Under ASC 605, Other segment revenue decreased by $8.4 million, or 32.7%, primarily due to declines in both of SRS and Devices. During the fourth quarter of fiscal 2018, in connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses.

Segment Profit
Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017

•
Healthcare segment profit for the three months ended December 31, 2018 reflected the impact of upfront recognition of term licensing revenue and thus related costs from Clintegrity, Dragon Medical, and Diagnostic solutions, offset in part by the upfront recognition of related term licensing costs due to the ASC 606 implementation. Under ASC 605, Healthcare segment profit increased by $16.7 million, or 21.9%, primarily due to higher segment revenue and higher gross margin. The gross margin increase was primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription services, and lower revenue from EHR implementation and optimization services which carried lower margins. Also contributing to the gross margin increase was the lower margin during the three months ended December 31, 2017 due to the residual effect of the 2017 Malware Incident. As a result, segment profit margin under ASC 605 improved by 7.0 percentage points to 38.1%.

•
Enterprise segment profit for the three months ended December 31, 2018 reflected the impact of allocation of contract consideration to multiple performance obligations based on standalone selling prices, treatment of variable transaction consideration, and upfront recognition of term licensing fees, offset in part by the upfront recognition of related term licensing costs due to the ASC 606 implementation. Under ASC 605, Enterprise segment profit increased by $3.7 million, or 10.1%, primarily due to higher segment revenue, offset in part by lower gross margin. The gross margin decline was primarily due to higher infrastructure costs and increased headcount to support future growth. As a result, segment profit margin under ASC 605 decreased by 0.7 percentage points to 31.6%.

•
Automotive segment profit for the three months ended December 31, 2018 reflected the impact of allocation of contract consideration to multiple performance obligations based on standalone selling prices and treatment of variable transaction consideration, offset in part by the upfront recognition of related term licensing costs due to the ASC 606 implementation. Under ASC 605, Automotive segment profit increased by $2.5 million, or 10.7%, primarily due to higher revenue, offset in part by higher R&D expenses. Higher R&D expenses was primarily driven by our increased R&D headcount and investment in new technologies. As a result, segment profit margin under ASC 605 decreased by 3.3 percentage points to 34.2%.

•
Other segment profit for the three months ended December 31, 2018 reflected the impact of allocation of contract consideration to multiple performance obligations based on standalone selling prices and treatment of variable transaction consideration, offset in part by the upfront recognition term licensing costs due to the ASC 606 implementation. Under ASC 605, Other segment profit increased by $1.2 million, or 34.3%, primarily driven by our costs saving initiatives related to the wind-down of our Devices and Mobile Operator Services businesses.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $449.6 million as of December 31, 2018, a decrease of $23.9 million from $473.5 million as of September 30, 2018. Our working capital of continuing operations, defined as total current assets of continuing operations, less total current liabilities of continuing operations, was $384.7 million as of December 31, 2018, compared to $199.1 million as of September 30, 2018, primarily due to the decrease in the current portion of deferred revenue as a result of the ASC 606 implementation. Additionally, we had $235.6 million available for borrowing under our revolving credit facility as of December 31, 2018. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $129.0 million as of December 31, 2018 and $112.8 million as of September 30, 2018. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.

Disposition of Businesses and Corporate Transformation Program.
On November 11, 2018, we entered into a definitive stock purchase agreement, pursuant to which we agreed to sell our Imaging business and associated assets for a total cash consideration of approximately $400 million. On February 1, 2019, we completed the sale of the business and received approximately $390 million, after estimated transaction expenses, and subject to post-closing finalization of those adjustments as set forth in the Agreement. We are committed to use approximately $300 million of the net proceeds to pay down our 5.375% Senior Notes due 2020.
Additionally, on November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly-traded company through a pro rata distribution to our common stock holders. Completion of the proposed spin-off is subject to certain conditions, including final approval by our Board of Directors. We intend to complete the separation of the business by the end of fiscal year 2019.
For the three months ended December 31, 2018, we incurred cash payments of approximately $23 million in connection with our corporate transformation program and $6 million to effect the separation and stand-up of our Imaging and Automotive businesses. For the remainder of fiscal year 2019, we expect to spend $40 million to $50 million related to our corporate transformation program and $40 million to $60 million related to the separation and stand-up of our Automotive business.
Net Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended December 31, 2018 was $99.9 million, an increase of $13.8 million from $86.1 million for the three months ended December 31, 2017. The increase was primarily due to:

•	An increase of $54.1 million due to higher income before non-cash charges; and

•	An increase of $18.2 million due to favorable changes in working capital, primarily due to the timing of billing and associated collections, offset in part by,

•
A decrease of $53.0 million from changes in deferred revenue. Deferred revenue had a positive effect of $35.3 million on operating cash flows for the three months ended December 31, 2018, as compared to $88.3 million for the three months ended December 31, 2017, primarily due to the ASC 606 implementation using the modified retrospective approach in the current period; and

•	A decrease of $5.5 million from operating cash flows from discontinued operations.

Net Cash (Used in) Provided by Investing Activities
Cash used in investing activities for the three months ended December 31, 2018 was $15.5 million, an increase of $121.7 million from cash provided by investing activities of $106.2 million for the three months ended December 31, 2017. The increase in cash outflows was primarily due to:

•	A decrease of $129.2 million in net proceeds from the sale and purchase of marketable securities and other investments; offset in part by,

•	A decrease of $7.2 million in payments for business and asset acquisitions.
Net Cash Used in Financing Activities
Cash used in financing activities for the three months ended December 31, 2018 was $107.5 million, a decrease of $279.2 million from $386.7 million for the three months ended December 31, 2017. The net decrease was primarily due to:

•
A decrease in cash outflows of $331.2 million, due to repayment of debt redemption during the three months ended December 31, 2017. In November 2017, holders of approximately $331.2 million in aggregate principal amount of the outstanding 2031 Debentures exercised their right to require us to repurchase such debentures; and

•	A decrease in cash outflows of $16.9 million related to acquisition payments with extended payment terms during the three months ended December 31, 2017, offset in part by,

•
An increase in cash outflows of $75.2 million related to share repurchases. During the three months ended December 31, 2018, we repurchased 4.9 million shares of our common stock under our share repurchase program for $75.2 million.

Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 11 to the accompanying condensed consolidated financial statements.
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
For the three months ended December 31, 2018, we repurchased 4.9 million shares of our common stock for $75.2 million under the program. There were no share repurchases for the three months ended December 31, 2017. Since the commencement of the program, we have repurchased an aggregate of 61.0 million shares for $1,017.8 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of December 31, 2018, approximately $482.2 million remained available for future repurchases under the program.

Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	2019	2020 and 2021	2022 and 2023	Thereafter
Convertible debentures(1)	$1,337.0	$—	$—	$987.0	$350.0
Senior notes	1,100.0	—	300.0	—	800.0
Interest payable on long-term debt(2)	436.4	56.4	141.1	113.8	125.1
Letters of credit(3)	6.9	6.5	0.4	—	—
Lease obligations and other liabilities:
Operating leases	135.4	22.9	34.8	28.3	49.4
Operating leases under restructuring(4)	49.2	9.3	16.9	16.5	6.5
Purchase commitments(5)	26.3	8.3	14.4	3.6	—
Total contractual cash obligations	$3,091.2	$103.4	$507.6	$1,149.2	$1,331.0

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after December 31, 2018.

(2)
Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of December 31, 2018, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(3)	Letters of Credit are in place primarily to secure future operating lease payments.

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of December 31, 2018, we have subleased certain of the facilities with total sublease income of $50.0 million through fiscal year 2027.

(5)
Purchase commitments include non-cancelable purchase commitments for property and equipment, inventory, and services in the normal course of business. These amounts also include arrangements that require a minimum purchase commitment by us.

Total unrecognized tax benefits as of December 31, 2018 were $29.8 million. We do not expect any significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of pre-determined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of December 31, 2018, the maximum amount of payments to be made based on the agreements was $11.7 million if the specific performance objectives are achieved. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. As of December 31, 2018, total deferred compensation to be paid out upon the conclusion of requisite service periods was $19.8 million.
Off-Balance Sheet Arrangements
As of December 31, 2018, there were no off-balance sheet arrangements that may have a material impact on the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are included in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K for the fiscal year ended September 30, 2018. There has been no material change to our critical accounting policies since September 30, 2018. See Note 4 to the accompanying condensed consolidated financial statements for the critical estimates related to our interim goodwill impairment analysis.

RECENTLY ADOPTED ACCOUNTING STANDARDS AND ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

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
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of December 31, 2018, we had not designated any contracts as fair value or cash flow hedges. The contracts are not designated as cash flow hedges and generally are for periods less than 90 days. As of December 31, 2018, the notional contract amount of outstanding foreign currency exchange contracts was $121.7 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At December 31, 2018, we held approximately $449.6 million of cash and cash equivalents and marketable securities primarily consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point change in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would change by approximately $3.6 million per annum, based on the balances as of December 31, 2018.
At December 31, 2018, we had no outstanding debt subject to variable interest rates.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $13.23 as of December 31, 2018 (dollars in millions):

	December 31, 2018
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
2.75% 2031 Debentures	$46.1	$19.1	$0.1	$1.9
1.5% 2035 Debentures	$245.4	$150.1	$4.2	$15.0
1.0% 2035 Debentures	$591.0	$328.8	$9.5	$32.9
1.25% 2025 Debentures	$309.0	$208.4	$11.5	$20.8

Item 4.	Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There were no material changes to our internal controls over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) identified in connection with the evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the three months ended December 31, 2018, we implemented internal controls to ensure we adequately evaluate our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate its implementation on October 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new revenue recognition standards.
Part II. Other Information
Item 1.Legal Proceedings
This information is included in Note 16, Commitments and Contingencies, in the accompanying notes to unaudited consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
Item 1A.Risk Factors
Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2018 sets forth information relating to other important risks and uncertainties that could materially affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three months ended December 31, 2018. Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report. The following risk factor should be read in conjunction with the risk factors included in our Annual Report.

The proposed spin-off of our Automotive business is contingent on the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, may require significant time and attention of our management, and may not achieve the intended benefits.
On November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly-traded company through a pro rata distribution to our common stock holders. Completion of the spin-off will be contingent upon certain conditions, including approval of our Board of Directors. Failure to meet these conditions or other unanticipated developments could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable than anticipated. We may not be able to achieve the full strategic and financial benefits that we anticipate to result from the spin-off, or such benefits may be delayed or not occur at all. We also expect to incur significant expenses in connection with the spin-off. In addition, completion of the proposed spin-off will require significant amounts of management’s time and effort, which may divert management’s attention from other aspects of our business operations and other initiatives. We may experience negative reactions from the financial markets if we do not complete the spin-off in a reasonable time period. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our share repurchases for the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2018 - October 31, 2018	276,418	$17.16	276,418	$552.2 million
November 1, 2018 - November 30, 2018	816,305	$16.51	816,305	$533.1 million
December 1, 2018 - December 31, 2018	3,801,454	$14.98	3,801,454	$482.2 million
Total	4,894,177		4,894,177

(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved additional $500.0 million under our share repurchase program. As of December 31, 2018, approximately $482.2 million remained available for future repurchases under the program.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	10-K	1-36056	3.4	11/20/2018
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101.0
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 8, 2019.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer