Form 10-Q
period 2019-03-31
Nuance Communications, Inc.
filed 2019-05-09
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2019
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

The number of shares of the Registrant’s Common Stock, outstanding as of April 30, 2019 was 290,153,159.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(ASC 606)	(ASC 605)	(ASC 606)	(ASC 605)
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Hosting and professional services	$251,111	$273,449	$510,699	$531,428
Product and licensing	97,543	130,446	255,540	255,194
Maintenance and support	60,929	62,298	136,998	126,795
Total revenues	409,583	466,193	903,237	913,417
Cost of revenues:
Hosting and professional services	153,637	180,257	316,807	351,784
Product and licensing	9,940	14,126	42,690	27,898
Maintenance and support	8,966	9,579	16,727	19,004
Amortization of intangible assets	9,048	13,058	18,805	26,572
Total cost of revenues	181,591	217,020	395,029	425,258
Gross profit	227,992	249,173	508,208	488,159
Operating expenses:
Research and development	65,848	66,698	134,176	132,784
Sales and marketing	75,755	74,857	151,114	155,417
General and administrative	40,422	73,183	84,471	124,956
Amortization of intangible assets	16,956	18,397	33,930	37,238
Acquisition-related costs, net	2,233	2,360	5,069	7,921
Restructuring and other charges, net	21,469	8,881	44,550	22,450
Impairment of goodwill	—	137,907	—	137,907
Total operating expenses	222,683	382,283	453,310	618,673
Income (loss) from operations	5,309	(133,110)	54,898	(130,514)
Other (expense) income:
Interest income	3,671	2,236	6,225	4,428
Interest expense	(31,152)	(33,866)	(63,418)	(69,936)
Other income (expense), net	465	(408)	(727)	(630)
Loss before income taxes	(21,707)	(165,148)	(3,022)	(196,652)
(Benefit) provision for income taxes	(958)	1,993	28	(76,976)
Net loss from continuing operations	(20,749)	(167,141)	(3,050)	(119,676)
Net income from discontinued operations	98,081	3,088	99,472	8,851
Net income (loss)	$77,332	$(164,053)	$96,422	$(110,825)

Net income (loss) per common share - basic:
Continuing operations	$(0.07)	$(0.57)	$(0.01)	$(0.41)
Discontinued operations	0.34	0.01	0.35	0.03
Total net income (loss) per basic common share	$0.27	$(0.56)	$0.34	$(0.38)

Net income (loss) per common share - diluted:
Continuing operations	$(0.07)	$(0.57)	$(0.01)	$(0.41)
Discontinued operations	0.34	0.01	0.35	0.03
Total net income (loss) per diluted common share	$0.27	$(0.56)	$0.34	$(0.38)

Weighted average common shares outstanding:
Basic	285,866	294,103	286,849	292,720
Diluted	285,866	294,103	286,849	292,720

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands)
Net income (loss)	$77,332	$(164,053)	$96,422	$(110,825)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,255	4,096	(3,047)	5,611
Pension adjustments	46	—	(314)	116
Unrealized loss on marketable securities	158	(71)	156	(348)
Total other comprehensive income (loss), net	5,459	4,025	(3,205)	5,379
Comprehensive income (loss)	$82,791	$(160,028)	$93,217	$(105,446)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	September 30, 2018
	(ASC 606)	(ASC 605)
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$474,776	$315,963
Marketable securities	145,908	135,579
Accounts receivable, less allowances for doubtful accounts of $9,971 and $9,823	292,567	347,873
Prepaid expenses and other current assets	171,717	94,814
Current assets held for sale	—	34,402
Total current assets	1,084,968	928,631
Marketable securities	12,414	21,932
Land, building and equipment, net	142,968	153,452
Goodwill	3,238,410	3,247,105
Intangible assets, net	398,312	450,001
Other assets	255,928	141,761
Long-term assets held for sale	—	359,497
Total assets	$5,133,000	$5,302,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Contingent and deferred acquisition payments	$12,249	$14,211
Accounts payable	83,295	80,912
Accrued expenses and other current liabilities	211,471	269,339
Deferred revenue	300,746	330,689
Current liabilities held for sale	—	69,013
Total current liabilities	607,761	764,164
Long-term debt	1,911,185	2,185,361
Deferred revenue, net of current portion	414,437	434,316
Deferred tax liabilities	51,656	49,931
Other liabilities	103,214	93,593
Long-term liabilities held for sale	—	57,518
Total liabilities	3,088,253	3,584,883

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 290,038 and 291,504 shares issued and 286,287 and 287,753 shares outstanding, respectively	290	291
Additional paid-in capital	2,592,708	2,597,693
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(120,463)	(122,863)
Accumulated deficit	(411,000)	(740,837)
Total stockholders’ equity	2,044,747	1,717,496
Total liabilities and stockholders’ equity	$5,133,000	$5,302,379

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at December 31, 2018	290,035	$290	$2,578,496	3,751	$(16,788)	$(131,527)	$(488,332)	$1,942,139
Accumulated adjustment related to the adoption of ASC 606								—
Issuance of common stock under employee stock plans	1,426	1	8,642					8,643
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(252)	—	(4,040)					(4,040)
Stock-based compensation			25,774					25,774
Repurchase and retirement of common stock	(1,171)	(1)	(16,164)					(16,165)
Reclassification of currency translation differences into earnings as a result of the disposition of our Imaging business						5,605		5,605
Net income							77,332	77,332
Other comprehensive income						5,459		5,459
Balance at March 31, 2019	290,038	$290	$2,592,708	3,751	$(16,788)	$(120,463)	$(411,000)	$2,044,747

For the six months ended March 31, 2019

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2018	291,504	$291	$2,597,693	3,751	$(16,788)	$(122,863)	$(740,837)	$1,717,496
Accumulated adjustment related to the adoption of ASC 606							233,415	233,415
Issuance of common stock under employee stock plans	6,579	7	8,636					8,643
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(1,982)	(2)	(31,558)					(31,560)
Stock-based compensation			109,252					109,252
Repurchase and retirement of common stock	(6,063)	(6)	(91,315)					(91,321)
Reclassification of currency translation differences into earnings as a result of the disposition of our Imaging business						5,605		5,605
Net income							96,422	96,422
Other comprehensive loss						(3,205)		(3,205)
Balance at March 31, 2019	290,038	$290	$2,592,708	3,751	$(16,788)	$(120,463)	$(411,000)	$2,044,747

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2018

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at December 31, 2017	297,243	$297	$2,669,291	3,751	$(16,788)	$(99,988)	$(527,681)	$2,025,131
Issuance of common stock under employee stock plans	1,240	1	9,353					9,354
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(153)	—	(2,519)					(2,519)
Stock-based compensation			21,744					21,744
Net income							(164,053)	(164,053)
Other comprehensive income						4,025		4,025
Balance at March 31, 2018	298,330	$298	$2,697,869	3,751	$(16,788)	(95,963)	$(691,734)	$1,893,682

For the six months ended March 31, 2018

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2017	293,938	$294	$2,629,245	3,751	$(16,788)	$(101,342)	$(580,027)	$1,931,382
Prior period adjustment related to early adoption of ASU 2016-16							(882)	(882)
Issuance of common stock under employee stock plans	6,543	6	9,354					9,360
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,151)	(2)	(34,505)					(34,507)
Stock-based compensation			93,775					93,775
Net income							(110,825)	(110,825)
Other comprehensive income						5,379		5,379
Balance at March 31, 2018	298,330	$298	2,697,869	3,751	(16,788)	$(95,963)	$(691,734)	$1,893,682

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2019	2018
	(ASC 606)	(ASC 605)
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(3,050)	$(119,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,305	94,245
Stock-based compensation	64,211	67,967
Non-cash interest expense	24,686	25,195
Deferred tax benefit	(12,815)	(90,143)
Loss on extinguishment of debt	910	—
Impairment of goodwill	—	137,907
Impairment of fixed asset	—	1,780
Other	805	579
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	24,914	(19,815)
Prepaid expenses and other assets	(20,033)	(22,381)
Accounts payable	3,240	(2,579)
Accrued expenses and other liabilities	(7,985)	4,196
Deferred revenue	41,013	88,460
Net cash provided by operating activities - continuing operations	199,201	165,735
Net cash provided by operating activities - discontinued operations	4,355	29,630
Net cash provided by operating activities	203,556	195,365
Cash flows from investing activities:
Proceeds from sale of Imaging business, net of transaction fees	404,045	—
Capital expenditures	(23,434)	(25,326)
Payments for business and asset acquisitions, net of cash acquired	(2,553)	(12,768)
Purchases of marketable securities and other investments	(119,165)	(92,994)
Proceeds from sales and maturities of marketable securities and other investments	117,661	195,273
Net cash provided by investing activities	376,554	64,185
Cash flows from financing activities:
Repayment and redemption of debt	(300,000)	(331,172)
Payments for repurchase of common stock	(91,321)	—
Acquisition payments with extended payment terms	—	(16,927)
Proceeds from issuance of common stock from employee stock plans	8,643	9,360
Payments for taxes related to net share settlement of equity awards	(38,191)	(44,006)
Other financing activities	(1,210)	(647)
Net cash used in financing activities	(422,079)	(383,392)
Effects of exchange rate changes on cash and cash equivalents	782	185
Net increase (decrease) in cash and cash equivalents	158,813	(123,657)
Cash and cash equivalents at beginning of period	315,963	592,299
Cash and cash equivalents at end of period	$474,776	$468,642

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
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASC 606"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  We adopted ASC 606 on October 1, 2018 using the modified retrospective approach, with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods.
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
Upon adoption of ASC 606 on October 1, 2018, we recorded a decrease to accumulated deficit of approximately $233 million as a result of the transition. The impact of the adoption primarily relates to the cumulative effect of 1) approximately $70 million decrease in deferred revenue from the upfront recognition of term licenses and the general requirement to allocate the transaction price on a relative stand-alone selling price, 2) approximately $180 million increase in contract assets, 3) approximately $30 million decrease in accounts receivable, 4) approximately $30 million increase in deferred costs, and 5) approximately $20 million increase in deferred tax liabilities related to the above items.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated statement of operations for the three and six months ended March 31, 2019 and the condensed consolidated balance sheet as of March 31, 2019 (dollars in thousands):

	For the Three Months Ended March 31, 2019
	As reported, ASC 606	Effect of Implementation	As adjusted, ASC 605
Revenues:
Hosting and professional services	$251,111	$13,200	$264,311
Product and licensing	97,543	26,651	124,194
Maintenance and support	60,929	(429)	60,500
Total revenues	$409,583	$39,422	$449,005

Cost of revenues:
Hosting and professional services	$153,637	$685	$154,322
Product and licensing	9,940	6,585	16,525
Maintenance and support	8,966	(719)	8,247
Amortization of intangible assets	9,048	—	9,048
Total cost of revenues	$181,591	$6,551	$188,142

Sales and marketing	$75,755	$(2,102)	$73,653

(Benefit) provision for income taxes	$(958)	$11,089	$10,131

	For the Six Months Ended March 31, 2019
	As reported, ASC 606	Effect of Implementation	As adjusted, ASC 605
Revenues:
Hosting and professional services	$510,699	$21,236	$531,935
Product and licensing	255,540	3,923	259,463
Maintenance and support	136,998	(15,759)	121,239
Total revenues	$903,237	$9,400	$912,637

Cost of revenues:
Hosting and professional services	$316,807	$(3,253)	$313,554
Product and licensing	42,690	(11,445)	31,245
Maintenance and support	16,727	47	16,774
Amortization of intangible assets	18,805	—	18,805
Total cost of revenues	$395,029	$(14,651)	$380,378

Sales and marketing	$151,114	$(580)	$150,534

Provision for income taxes	$28	$10,679	$10,707

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2019
	As reported, ASC 606	Effect of Implementation	As adjusted, ASC 605
Assets:
Accounts receivable	$292,567	$27,293	$319,860
Prepaid expenses and other current assets	$171,717	$(39,059)	$132,658
Other assets	$255,928	$(135,321)	$120,607

Liabilities:
Deferred revenue, current	$300,746	$56,065	$356,811
Deferred revenue, noncurrent	$414,437	$16,154	$430,591
Deferred tax liabilities	$51,656	$(9,923)	$41,733
Other long-term liabilities	$103,214	$(11,557)	$91,657

Stockholders' Equity:
Accumulated deficit	$(411,000)	$(198,019)	$(609,019)
Statements of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which is effective for fiscal years beginning after December 15, 2017 and the interim periods therein. We adopted this guidance on October 1, 2018 and applied it retrospectively. The adoption did not have a material impact on our condensed consolidated statements of cash flows.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. We adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective method. The adoption did not have a material impact on our condensed consolidated financial statements.
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
Other Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15”), which is effective for fiscal year beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance requires that implementation costs related to a hosting arrangement that is a service contract be capitalized and amortized over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The guidance will be applied retrospectively to each period presented. We do not expect the implementation to have a material impact on our condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2018, the FASB issued ASU No. 2018-02, "Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"), which is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The guidance gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act ("TCJA") related to items in AOCI. The new guidance may be applied retrospectively to each period in which the effect of TCJA is recognized in the period of adoption. We do not expect the implementation to have a material impact on our condensed consolidated financial statements.
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
We recognize revenue after applying the following five steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract, including whether they are distinct within the context of the contract;

•	determination of the transaction price, including the constraint on variable consideration;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, performance obligations are satisfied.

We allocate the transaction price of the arrangement based on the relative estimated standalone selling price (“SSP”) of each distinct performance obligation. In determining SSP, we maximize observable inputs and consider a number of data points, including:

•	the pricing of standalone sales (in the instances where available);

•	the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;

•	contractually stated prices for deliverables that are intended to be sold on a standalone basis; and

•	other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.
We only include estimated amounts of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We reduce transaction prices for estimated returns and other allowances that represent variable consideration under ASC 606, which we estimate based on historical return experience and other relevant factors, and record a corresponding refund liability as a component of accrued expenses and other current liabilities. Other forms of contingent revenue or variable consideration are infrequent.
Revenue is recognized when control of these products and services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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
Certain products are sold through distributors or resellers. Certain distributors and resellers have been granted right of return and selling incentives which are accounted for as variable consideration when estimating the amount of revenue to be recognized.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Returns and credits are estimated at the contract inception and updated at the end of each reporting period as additional information becomes available. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate the variable consideration associated with this group of customers.
Reimbursements for out-of-pocket costs generally include, but are not limited to, costs related to transportation, lodging and meals. Revenue from reimbursed out-of-pocket costs is accounted for as variable consideration.
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
Revenue from distinct on-premise software licenses, which do not require professional services to customize and/or integrate the software license, is recognized at the point in time when the software is made available to the customer and control is transferred.
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
Judgments are required to determine the SSP for each distinct performance obligation. When SSP is directly observable, we estimate SSP based upon the historical transaction prices, adjusted for geographic considerations, customer classes, and customer relationship profiles. In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs. We may have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer and geographic region in determining SSP. Determining SSP for performance obligations which we never sell separately also requires significant judgment. In estimating the SSP, we consider the likely price that would have resulted from established pricing practices had the deliverable been offered separately and the prices a customer would likely be willing to pay.
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
Disaggregated Revenue
We disaggregate revenue from contracts with customers by reportable segment and products and services as this presentation depicts the timing, risks and uncertainty of our revenue streams, which is also in line with how we manage our businesses, assess performance, and determine management compensation. Our disaggregated revenue from continuing operations is as follows (dollars in thousands):

	For the Three Months Ended March 31, 2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$125,867	$41,708	$36,829	$204,404
Enterprise	76,674	14,774	23,994	115,442
Automotive	33,584	39,317	98	72,999
Other	14,986	1,744	8	16,738
Total revenues	$251,111	$97,543	$60,929	$409,583

	For the Six Months Ended March 31, 2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$259,382	$134,737	$82,150	$476,269
Enterprise	155,216	35,053	54,625	244,894
Automotive	65,455	81,425	98	146,978
Other	30,646	4,325	125	35,096
Total revenues	$510,699	$255,540	$136,998	$903,237
Hardware comprised approximately $7.1 million of total product and license revenue for the three months ended March 31, 2019 and $17.2 million for the six months ended March 31, 2019.
Contract Acquisition Costs
In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions and other direct, incremental cost to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of March 31, 2019, we had $17.7 million of current contract acquisition costs and $27.8 million of noncurrent contract acquisition costs. Commission expense is primarily included in Sales and marketing expense on the condensed consolidated statements of operations. We had amortization expense of $3.7

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million related to contract acquisition costs for the three months ended March 31, 2019 and $7.2 million for the six months ended March 31, 2019. There was no impairment related to commission costs capitalized.
Contract Fulfillment Costs
We capitalize the setup costs incurred to satisfy our stand-ready obligation to provide access to our hosting service. Contract fulfillment costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and five years. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify contract fulfillment costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. At March 31, 2019, we had $13.4 million of short-term contract fulfillment costs included with Prepaid expenses and other current assets and $96.2 million of long-term costs included within Other assets.
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
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets and Other assets. As of March 31, 2019, we had $59.8 million of current contract assets and $100.8 million of noncurrent contract assets. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance as of October 1, 2018	$168,595
Revenues recognized but not billed	156,541
Amounts reclassified to accounts receivable	(164,483)
Balance at March 31, 2019	$160,653
Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. At March 31, 2019, we had $715.2 million of deferred revenue. The table below shows significant changes in deferred revenue of continuing operations (dollars in thousands):

Deferred revenue
Balance as of October 1, 2018	$693,272
Amounts bill but not recognized	506,225
Revenue recognized	(484,314)
Balance at March 31, 2019	$715,183

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2019 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five years	Total
Total revenue	$748,526	$1,138,447	$112,907	$1,999,880
The table above includes fixed backlogs and does not include variable backlog derived from continent usage-based activities, such as royalties and usage-based hosting revenue.
4. Disposition of Businesses
On November 7, 2018, our Board of Directors approved the divestiture of our Imaging business. On November 11, 2018, we entered into a sale agreement (the “Agreement”) with Project Leopard AcquireCo Limited, a private limited company incorporated under the laws of England and Wales (and an affiliate of Kofax, Inc.) (the “Buyer”), relating to the sale of our Imaging business for a total cash consideration of approximately $400 million, subject to certain customary post-closing adjustments as set forth in the Agreement. Pursuant to the Agreement, we sold and transferred, and Buyer purchased and acquired, (a) the shares of certain subsidiaries through which we operate a portion of our Imaging business and (b) certain assets used in or related to the business; and the Buyer assumed certain liabilities related to such assets or the business, subject to certain exclusions and indemnities as set forth in the Agreement.
On February 1, 2019, we completed the sale of our Imaging business and received approximately $404.0 million in cash, after estimated transaction expenses, and subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a gain of approximately $102.4 million, which is included within Net income from discontinued operations. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, will have a material impact on our results of operations.
For all periods presented, Imaging's results of operations have been included within discontinued operations and its assets and liabilities within held for sale in our condensed consolidated financial statements.

The following table summarizes the results of the discontinued operations (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(ASC 606)	(ASC 605)	(ASC 606)	(ASC 605)
Major line items constituting net income of Imaging:
Revenue (a)	$15,435	$48,031	$67,430	$102,452
Cost of revenue	4,942	11,968	16,946	24,924
Research and development	2,041	7,487	7,557	14,767
Sales and marketing (a)	10,243	19,330	28,433	40,730
General and administrative	766	1,105	1,997	2,224
Amortization of intangible assets	1,305	4,273	5,219	8,496
Acquisition-related costs, net	—	—	(386)	—
Restructuring and other charges, net	4,791	67	13,251	1,299
Other	—	162	—	162
(Loss) income from discontinued operations before income taxes (a)	(8,653)	3,639	(5,587)	9,850
(Benefit) provision for income taxes	(4,363)	551	(2,688)	999
Gain on disposition	102,371	—	102,371	—
Net income from discontinued operations	$98,081	$3,088	$99,472	$8,851

Supplemental information:
Depreciation	$97	$333	$391	$750
Amortization	$1,643	$5,995	$6,569	$12,060
Stock compensation	$5,001	$2,007	$7,103	$3,768

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital expenditures for all periods presented were de minimis.
(a) As more fully described in Note 2, as a result of the adoption of ASC 606 using the modified retrospective approach, revenue for the three and six months ended March 31, 2019 reflects an increase of $0.8 million and $2.4 million, respectively, due to the upfront recognition of term licenses and the re-allocation of contract consideration to performance obligations based upon standalone selling prices; sales and marketing expense for the three and six months ended March 31, 2019 reflects a decrease of $0.1 million and $1.4 million, respectively, due to the capitalization and amortization of commission expense; and the provision for income taxes for the three and six months ended March 31, 2019 reflects an increase in tax benefit of $2.7 million and $1.6 million, respectively, related to the tax effect of the ASC 606 adjustments.
The following table summarizes the assets and liabilities included within discontinued operations (dollars in thousands):

September 30, 2018
(ASC 605)
Major classes of Imaging assets:
Accounts receivable, net	$30,959
Prepaid expenses and other current assets	3,443
Land, building and equipment, net	2,442
Goodwill	257,352
Intangible assets, net	99,507
Other assets	196
Total assets classified as held for sale	$393,899

Major classes of Imaging liabilities:
Accounts payable	$3,604
Accrued expenses and other current liabilities	12,304
Deferred revenue	107,965
Other liabilities	2,658
Total liabilities classified as held for sale	$126,531
Additionally, on November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly traded company through a pro rata distribution to our common stock holders. Completion of the proposed spin-off is subject to certain conditions, including final approval by our Board of Directors. We intend to complete the separation of the business by the beginning of fiscal year 2020.
5. Business Acquisitions
We continue to expand our solutions and integrate our technologies in new offerings through acquisitions. A summary of our acquisition activities is as follows:
Fiscal Year 2018
For the six months ended March 31, 2018, we completed an acquisition in our Healthcare segment for total cash consideration of $8.7 million and contingent payments with a fair value of $0.5 million. As a result, we recognized goodwill of $6.8 million and other intangible assets of $2.0 million, with a weighted average life of 2.0 years. The acquisition does not have a material impact on our condensed consolidated financial statements for the periods presented.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of acquisition-related costs, net is as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Transition and integration costs	$2,228	$3,367	$5,092	$7,429
Professional service fees	378	940	456	1,451
Acquisition-related adjustments	(373)	(1,947)	(479)	(959)
Total	$2,233	$2,360	$5,069	$7,921
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the six months ended March 31, 2019 are as follows (dollars in thousands):

Goodwill

	Healthcare	Enterprise	Automotive	Other	Total
Balance as of September 30, 2018	$1,430,325	$683,347	$1,119,947	$13,486	$3,247,105
Purchase accounting adjustments	88	—	(355)	—	(267)
Effect of foreign currency translation	(2,448)	(2,406)	(3,139)	(435)	(8,428)
Balance at March 31, 2019	$1,427,965	$680,941	$1,116,453	$13,051	$3,238,410
Other Intangible Assets
The changes in the carrying amount of intangible assets for the six months ended March 31, 2019 are as follows (dollars in thousands):

Intangible Assets
Balance as of September 30, 2018	$450,001
Acquisitions	1,488
Amortization	(52,735)
Effect of foreign currency translation	(442)
Balance at March 31, 2019	$398,312
Fiscal Year 2018 Interim Impairment Analysis
Effective the second quarter of fiscal year 2018, our Automotive business, which was previously included within our Mobile segment, became a standalone operating segment. As a result of the reorganization, the original Mobile reporting unit was separated into three discrete lines of business comprised of Automotive, Dragon TV, and Devices. Dragon TV was merged within our Enterprise segment, and Devices was included within Other segment. We assigned $1,080.5 million, $12.0 million, and $36.0 million of goodwill to Automotive, Dragon TV and Devices, respectively, based on their relative fair values as of March 31, 2018, and assessed the assigned goodwill for impairment by comparing each component’s fair value to its carrying amount. As a result, we recorded a goodwill impairment charge of $35.1 million related to Devices for the second quarter of fiscal 2018.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wind-down of Devices and Mobile Operator Services and Annual Goodwill Impairment Analysis
During the fourth quarter of fiscal 2018, in connection with our strategic business review announced in our earnings release issued on May 9, 2018, we restructured our SRS business by separating the voicemail transcription services business (“Voice-to-Text”), which will continue to operate as part of the Other Segment, and commenced a wind-down of our SRS Mobile Operator Services in India and Brazil, and our Devices businesses. The SRS business provides value-added services to mobile operators in India and Brazil ("Mobile Operator Services"). As a result, we revised our multi-year operating plans of Mobile Operator Services and Devices businesses, as part of our fiscal 2019 budgeting process, to reflect a significant decline in revenue and operating income. The wind-down decision has resulted in significantly lower estimated future cash flows over a considerably shorter time horizon, which triggered a review of goodwill and long-lived asset groups for impairment.
As a result of the impairment review, we recorded an additional $15.0 million impairment charge for Devices for the fourth quarter of fiscal year 2018, including $7.6 million related to acquired trade names and customer relationships, $0.8 million related to acquired technology assets, $6.2 million related to fixed assets, and $0.4 million related to its remaining goodwill; we also recorded $25.1 million impairment charge for our Mobile Operator Services business for the fourth quarter of fiscal year 2018, including $12.9 million related to acquired trade names and customer relationships, $7.9 million related to acquired technology assets, $0.9 million related to fixed assets, and $3.4 million related to goodwill.
7. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At March 31, 2019 and September 30, 2018, we had outstanding contracts with a total notional value of $43.6 million and $117.1 million, respectively.
We did not designate any forward contracts as hedging instruments for the six months ended March 31, 2019 or 2018. Therefore, changes in fair value of foreign currency forward contracts were recognized within Other income (expense), net in our condensed consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our condensed consolidated statement of cash flows.
A summary of the derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		March 31, 2019	September 30, 2018
Foreign currency forward contracts	Prepaid expenses and other current assets	$689	$143
Foreign currency forward contracts	Accrued expenses and other current liabilities	(350)	(1,192)

A summary of income (loss) related to the derivative instruments for the three and six months ended March 31, 2019 and 2018 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended March 31,		Six Months Ended March 31,
Derivatives Not Designated as Hedges	Income (loss) recognized	2019	2018	2019	2018
Foreign currency forward contracts	Other income (expense), net	$2,170	$(785)	$440	$(1,182)

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
Assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and September 30, 2018 consisted of the following (dollars in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$380,124	$—	$—	$380,124
Time deposits(b)	—	97,225	—	97,225
Commercial paper, $37,852 at cost(b)	—	38,061	—	38,061
Corporate notes and bonds, $46,694 at cost(b)	—	46,686	—	46,686
Foreign currency exchange contracts(b)	—	689	—	689
Total assets at fair value	$380,124	$182,661	$—	$562,785
Liabilities:
Foreign currency exchange contracts(b)	$—	$(350)	$—	$(350)
Contingent acquisition payments(c)	—	—	(1,450)	(1,450)
Total liabilities at fair value	$—	$(350)	$(1,450)	$(1,800)

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$200,004	$—	$—	$200,004
Time deposits(b)	—	88,158	—	88,158
Commercial paper, $27,194 at cost(b)	—	27,363	—	27,363
Corporate notes and bonds, $57,563 at cost(b)	—	57,417	—	57,417
Foreign currency exchange contracts(b)	—	143	—	143
Total assets at fair value	$200,004	$173,081	$—	$373,085
Liabilities:
Foreign currency exchange contracts(b)	$—	$(1,192)	$—	$(1,192)
Contingent acquisition payments(c)	—	—	(4,000)	(4,000)
Total liabilities at fair value	$—	$(1,192)	$(4,000)	$(5,192)

(a)
Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.

(b)
Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.59 years as of March 31, 2019 and 0.61 years as of September 30, 2018.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.

The estimated fair value of our long-term debt was approximately $2,114.3 million (face value $2,137.0 million) as of March 31, 2019 and $2,423.6 million (face value $2,437.0 million) as of September 30, 2018 based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of March 31, 2019 or September 30, 2018.
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
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Balance at beginning of period	$3,979	$10,431	$4,000	$8,648
Earn-out liabilities established at time of acquisition	—	—	—	500
Payments and foreign currency translation	(2,529)	(79)	(2,550)	(96)
Adjustments to fair value included in acquisition-related costs, net	—	1,400	—	2,700
Balance at end of period	$1,450	$11,752	$1,450	$11,752
Contingent acquisition payments are to be made in periods through fiscal year 2021. As of March 31, 2019, the maximum amount payable based on the agreements was $9.2 million if the specified performance targets are achieved.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2019	September 30, 2018
Compensation	$105,664	$174,984
Cost of revenue related liabilities	42,355	30,432
Consulting and professional fees	17,847	21,220
Accrued interest payable	19,304	21,326
Sales and other taxes payable	5,483	5,983
Facility-related liabilities	4,378	4,621
Sales and marketing incentives	2,434	1,889
Other	14,006	8,884
Total	$211,471	$269,339
10. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, or arise outside of the ordinary course of our business. The following table sets forth accrual activities relating to restructuring reserves for the six months ended March 31, 2019 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2018	$9,690	$6,503	$16,193
Restructuring charges, net	18,428	2,151	20,579
Non-cash adjustment	—	504	504
Cash payments	(18,042)	(4,643)	(22,685)
Balance at March 31, 2019	$10,076	$4,515	$14,591

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended March 31,
	2019					2018
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$2,971	$14	$2,985	$—	$2,985	$788	$—	$788	$—	$788
Enterprise	2,700	—	2,700	—	2,700	265	7	272	—	272
Automotive	3,593	(381)	3,212	8,399	11,611	849	—	849	—	849
Other	(116)	—	(116)	561	445	1,095	558	1,653	—	1,653
Corporate	797	612	1,409	2,319	3,728	707	798	1,505	3,814	5,319
Total	$9,945	$245	$10,190	$11,279	$21,469	$3,704	$1,363	$5,067	$3,814	$8,881

	Six Months Ended March 31,
	2019					2018
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$4,450	$141	$4,591	$—	$4,591	$3,301	$25	$3,326	$—	$3,326
Enterprise	5,251	13	5,264	—	5,264	527	2,367	2,894	—	2,894
Automotive	5,863	1,675	7,538	12,513	20,051	1,000	—	1,000	—	1,000
Other	914	—	914	3,067	3,981	1,344	569	1,913	—	1,913
Corporate	1,950	322	2,272	8,391	10,663	1,192	58	1,250	12,067	13,317
Total	$18,428	$2,151	$20,579	$23,971	$44,550	$7,364	$3,019	$10,383	$12,067	$22,450

Fiscal Year 2019
For the six months ended March 31, 2019, we recorded restructuring charges of $20.6 million, which included $18.4 million related to the termination of approximately 360 employees and $2.2 million related to certain excess facilities. Of these amounts, $10.2 million was recorded for the three months ended March 31, 2019, which included $9.9 million related to employee termination and $0.2 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $10.1 million to be substantially paid during fiscal year 2019, and the remaining balance of $4.5 million related to excess facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the six months ended March 31, 2019, we recorded $8.7 million of professional services fees related to our corporate transformational efforts, $12.5 million costs related to the separation and stand-up of our Imaging and Automotive businesses, and $3.1 million accelerated depreciation related to our Mobile Operator Services, offset in part by a $0.3 million cash receipt from insurance claims related to the malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"). Of these amounts, we recorded $1.5 million of professional services fees related to our corporate transformational efforts, $8.3 million costs related to the separation and stand-up of our Imaging and Automotive businesses, $0.6 million accelerated depreciation related to our Mobile Operator Services, and $0.8 million related to the 2017 Malware Incident for the three months ended March 31, 2019.
Fiscal Year 2018
For the six months ended March 31, 2018, we recorded restructuring charges of $10.4 million, which included $7.4 million related to the termination of approximately 160 employees and $3.0 million related to certain excess facilities. Of these amount, $5.1 million was recorded for the three months ended March 31, 2018, which included $3.7 million related to employee termination and $1.4 million related to certain excess facilities. These actions were part of our initiatives to reduce costs and optimize processes.
Additionally, for the six months ended March 31, 2018, we recorded $5.7 million related to the transition agreement of our former CEO, and $7.2 million related to our remediation and restoration efforts after the 2017 Malware Incident. Of these amounts, $2.3 million related to the CEO transition and $1.5 million related to the 2017 Malware Incident were recorded for the three months ended March 31, 2018.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Debt
As of March 31, 2019 and September 30, 2018, we had the following borrowing obligations (dollars in thousands):

	March 31, 2019	September 30, 2018
5.625% Senior Notes due 2026, net of deferred issuance costs of $4.8 million and $5.1 million, respectively. Effective interest rate 5.625%.	$495,210	$494,915
5.375% Senior Notes due 2020, net of deferred issuance costs of $1.2 million, respectively. Effective interest rate 5.375%.	—	298,759
6.000% Senior Notes due 2024, net of deferred issuance costs of $1.6 million and $1.8 million, respectively. Effective interest rate 6.000%.	298,375	298,220
1.00% Convertible Debentures due 2035, net of unamortized discount of $104.4 million and $116.9 million, respectively, and deferred issuance costs of $4.9 million and $5.6 million, respectively. Effective interest rate 5.622%.	567,128	553,973
2.75% Convertible Debentures due 2031. Effective interest rate 7.432%.	46,568	46,568
1.25% Convertible Debentures due 2025, net of unamortized discount of $77.1 million and $82.4 million, respectively, and deferred issuance costs of $3.4 million and $3.7 million, respectively. Effective interest rate 5.578%.	269,485	263,863
1.50% Convertible Debentures due 2035, net of unamortized discount of $27.8 million and $32.8 million, respectively, and deferred issuance costs of $1.0 million and $1.1 million, respectively. Effective interest rate 5.394%.	235,096	229,906
Deferred issuance costs related to our Revolving Credit Facility	(677)	(843)
Total debt	1,911,185	2,185,361
Less: current portion	—	—
Total long-term debt	$1,911,185	$2,185,361
The following table summarizes the maturities of our borrowing obligations as of March 31, 2019 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes	Total
2019	$—	$—	$—
2020	—	—	—
2021	—	—	—
2022	310,463	—	310,463
2023	676,488	—	676,488
Thereafter	350,000	800,000	1,150,000
Total before unamortized discount	1,336,951	800,000	2,136,951
Less: unamortized discount and issuance costs	(218,674)	(7,092)	(225,766)
Total long-term debt	$1,118,277	$792,908	$1,911,185

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after March 31, 2019.

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
In September 2018, we repurchased $150.0 million in aggregate principal amount of our 2020 Senior Notes at par. As a result, we wrote off the related unamortized deferred issuance costs related to the repayment and recorded an extinguishment loss of $0.3 million in fiscal year 2018. Following this activity, $300.0 million in aggregate principal amount of our 2020 Senior Notes remained outstanding.
In March 2019, we repurchased the remaining $300.0 million in aggregate principal amount of our 2020 Senior Notes at par using the proceeds from the sale of our Imaging business. As a result, we wrote off the remaining unamortized deferred issuance costs related to the repayment and recorded an extinguishment loss of $0.9 million for the three and six months ended March 31, 2019. Following this activity, we have fully repaid our 2020 Senior Notes and no amount remained outstanding as of March 31, 2019.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”) in a private placement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $27.22 per share. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. As of March 31, 2019, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $22.22 per share, subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election, only in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter beginning after June 30, 2017 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. As of March 31, 2019, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the “1.5% 2035 Debentures”) in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. At issuance, we allocated $208.6 million to long-term debt, and $55.3 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through November 2021. As of March 31, 2019, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Facility”), which expires on April 15, 2021, provides for aggregate borrowing commitments of $242.5 million, including the revolving facility loans, the swingline loans and issuance of letters of credit. As of March 31, 2019, after taking into account the outstanding letters of credit of $6.9 million, we had $235.6 million available for borrowing under the Revolving Credit Facility. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. As of March 31, 2019, we are in compliance with all the debt covenants.
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
We repurchased 1.2 million shares of our common stock for $16.2 million for the three months ended March 31, 2019 and 6.1 million shares of our common stock for $91.3 million for the six months ended March 31, 2019. There were no share repurchases for the three or six months ended March 31, 2018. Since the commencement of the program, we have repurchased an aggregate of 62.2 million shares for $1,034.0 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of March 31, 2019, approximately $466.0 million remained available for future repurchases under the program.
13. Net Income (Loss) Per Share
The following table sets forth the computation for basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Net loss from continuing operations	$(20,749)	$(167,141)	$(3,050)	$(119,676)
Net income from discontinued operations	98,081	3,088	99,472	8,851
Net income (loss)	$77,332	$(164,053)	$96,422	$(110,825)

Denominator:
Weighted average common shares outstanding — basic	285,866	294,103	286,849	292,720
Dilutive effect of employee stock compensation plans	—	—	—	—
Weighted average common shares outstanding — diluted	285,866	294,103	286,849	292,720

Net income (loss) per common share - basic:
Continuing operations	$(0.07)	$(0.57)	$(0.01)	$(0.41)
Discontinued operations	0.34	0.01	0.35	0.03
Total net income (loss) per basic common share	$0.27	$(0.56)	$0.34	$(0.38)

Net income (loss) per common share - diluted:
Continuing operations	$(0.07)	$(0.57)	$(0.01)	$(0.41)
Discontinued operations	0.34	0.01	0.35	0.03
Total net income (loss) per diluted common share	$0.27	$(0.56)	$0.34	$(0.38)

Anti-dilutive equity instruments excluded from the calculation	460	2,679	635	4,178
Contingently issuable awards excluded from the calculation (a)	2,646	2,836	2,422	2,387

(a) Certain contingently issuable awards were excluded from the determination of dilutive net income per share as the conditions were not met at the end of the reporting period.
14. Stock-Based Compensation
On January 17, 2019, our shareholders approved amendments to the Company’s amended and restated 2000 Stock Plan (the “Amended and Restated 2000 Stock Plan”). The Amended and Restated 2000 Stock Plan (i) increases the number of shares issuable by 82,250,000 to 83,500,000 shares; (ii) permits the Company’s Board of Directors (the “Board”) to make proportional adjustments to outstanding awards affected by a change in the Company’s capital structure, and in addition to or in lieu of such adjustments, to permit the Board to pay dividends, dividend equivalents, or similar rights in conjunction to any such changes in the Company’s capital structure; and (iii) certain updates to reflect changes in law relating to Section 162(m).

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2019, we had 8.4 million shares available for future grants under the Amended and Restated 2000 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. The amounts included in the condensed consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Cost of hosting and professional services	$5,481	$6,306	$12,813	$13,684
Cost of product and licensing	132	112	396	378
Cost of maintenance and support	381	538	147	1,219
Research and development	7,820	7,757	16,650	16,764
Sales and marketing	7,638	7,372	16,895	17,536
General and administrative	8,419	9,657	17,310	18,386
Total	$29,871	$31,742	$64,211	$67,967
Stock Options
The table below summarizes activities related to stock options for the six months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
Outstanding at September 30, 2018	19,144	$17.31
Exercised	(1,500)	$12.79
Expired	(4,528)	$17.89
Outstanding at March 31, 2019	13,116	$17.63	2.9 years	$0.1	million
Exercisable at March 31, 2019	13,116	$17.63	2.9 years	$0.1	million
Exercisable at March 31, 2018	21,939	$16.41	2.6 years	$0.1	million

(a)	The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of March 31, 2019 ($16.93) over the exercise price of the underlying options.
The aggregate intrinsic values of stock options exercised during the six months ended March 31, 2019 and 2018 were de minimis.

Restricted Units
Restricted units are not included in issued and outstanding common stock until the units are vested and underlying shares are released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the six months ended March 31, 2019:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2018	3,039,568	6,872,087
Granted	1,332,963	5,913,256
Earned/released	(1,366,735)	(4,594,896)
Modification (a)	(296,759)	296,759
Forfeited	(613,805)	(937,614)
Outstanding March 31, 2019	2,095,232	7,549,592
Weighted average remaining recognition period of outstanding restricted units	1.9 years	1.7 years
Unrecognized stock-based compensation expense of outstanding restricted units	$30.4 million	$71.2 million
Aggregate intrinsic value of outstanding restricted units (b)	$40.2 million	$123.3 million

(a)	296,759 shares of contingently issuable awards with market conditions were modified to time-based awards with only service conditions in December 2018.

(b)
The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of March 31, 2019 ($16.93) over the purchase price of the underlying restricted units.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Six Months Ended March 31,
	2019	2018
Weighted-average grant-date fair value per share	$16.35	$15.67
Total intrinsic value of shares vested (in millions)	$95.2	$94.0
15. Income Taxes
The components of loss from continuing operations before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Domestic	$(35,351)	$(80,758)	$(15,563)	$(119,867)
Foreign	13,644	(84,390)	12,541	(76,785)
Loss before income taxes	$(21,707)	$(165,148)	$(3,022)	$(196,652)
The components of (benefit) provision for income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Domestic	$(5,272)	$6,989	$(5,719)	$(90,143)
Foreign	4,314	(4,996)	5,747	13,167
(Benefit) provision for income taxes	$(958)	$1,993	$28	$(76,976)
Effective tax rate	4.4%	(1.2)%	(0.9)%	39.1%

The effective tax rates were estimated based upon estimated income for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States; the majority of our income before provision for income taxes from foreign operations has been earned by subsidiaries in Ireland. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.

Our effective income tax rate was 4.4% for the three months ended March 31, 2019, compared to (1.2)% for the three months ended March 31, 2018. The effective tax rates for the three months ended March 31, 2019 and March 31, 2018 differed from the U.S. federal statutory rates of 21.0% and 24.53%, respectively, primarily due to the valuation allowance related to losses in the United States.

Our effective income tax rate was (0.9)% for the six months ended March 31, 2019, compared to 39.1% for the six months ended March 31, 2018. The effective tax rates for the six months ended March 31, 2019 and March 31, 2018 differed from the U.S. federal statutory rates of 21.0% and 24.53%, respectively, primarily due to the valuation allowance related to losses in the United States. Additionally, for the six months ended March 31, 2018, we recognized approximately $87 million of deferred tax benefit from the remeasurement of deferred tax assets and liabilities offset by approximately $2 million estimated tax provision for deemed repatriated foreign earnings as a result of the Tax Cuts and Jobs Act ("TCJA") enacted in December 2017.
16. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of March 31, 2019, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
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
17. Related Party Transaction
In January 2018, we entered into a software and license agreement (the "License Agreement") with Magnet Systems, Inc. ("Magnet"). A member of the Magnet board of directors also served on our board of directors at the time of the transaction. Pursuant to the License Agreement, Magnet granted Nuance a perpetual software license to certain technology for a one-time payment of $5.0 million in cash, with $3.5 million paid immediately upon the effective date of the License Agreement and $1.5 million payable upon the earlier of (i) the 120-day period following the effective date of the License Agreement or (ii) signature of a statement of work for the engineering services described below. The amount for license was fully paid in fiscal year 2018.
Additionally, we entered into a service agreement (the "Service Agreement") with Magnet, pursuant to which, Magnet would provide engineering services to assist in integrating the licensed technology into certain of our Enterprise solutions. The fees under the Service Agreement total $2.0 million, payable in six equal monthly installments upon the signature of the statement of work, which is to be finalized within 90 days following the effective date of the License Agreement. We have incurred $2.0 million service costs up to date, $0.3 million and $0.9 million of which were incurred during the three and six months ended March 31, 2019, respectively. As of March 31, 2019, capitalized amount related to payments for license and services totaled $9.0 million.
18. Segment and Geographic Information
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

•
The Automotive segment is primarily engaged in providing automotive manufacturers and their suppliers branded and personalized virtual assistants and connected car services built on our voice recognition and natural language understanding technologies. As more fully disclosed in Note 4, on November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly-traded company through a pro rata distribution to our common stock holders. Completion of the proposed spin-off is subject to certain conditions, including final approval by our Board of Directors. We expect to complete the spin-off by the beginning of fiscal year 2020.

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

As more fully described in Note 4, effective the first quarter of fiscal year 2019, the results of our Imaging segment, previously a reportable segment, have been included within discontinued operations due to the completion of the sale on February 1, 2019. As a result, effective the first quarter of fiscal year 2019, we changed our corporate overhead allocation methodology to re-allocate the stranded costs related to our Imaging business to the remaining operating segments included within continuing operations. Our segment presentation for the three and six months ended March 31, 2018 has been restated to reflect the re-allocation of stranded costs. For the three months ended March 31, 2019 and 2018, $0.7 million and $1.8 million of stranded costs have been included within total segment profits and re-allocated to Healthcare, Enterprise, Automotive, and Other; for the six months ended March 31, 2019 and 2018, $1.8 million and $3.7 million of stranded costs have been included within total segment profits and re-allocated to Healthcare, Enterprise, Automotive, and Other.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to Loss before income taxes (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Segment revenues:	(ASC 606)	(ASC 605)	(ASC 606)	(ASC 605)
Healthcare	$204,549	$261,240	$476,527	$506,775
Enterprise	115,637	112,667	245,329	233,266
Automotive	74,242	68,950	149,424	130,448
Other	16,737	26,524	35,095	52,087
Total segment revenues	411,165	469,381	906,375	922,576
Less: acquisition-related revenues adjustments	(1,582)	(3,188)	(3,138)	(9,159)
Total revenues	409,583	466,193	903,237	913,417
Segment profit:
Healthcare	63,136	86,235	167,058	162,462
Enterprise	23,549	25,288	68,195	62,565
Automotive	26,580	28,719	45,965	51,745
Other	5,639	6,013	11,441	9,331
Total segment profit	118,904	146,255	292,659	286,103
Corporate expenses and other, net	(32,435)	(63,508)	(68,057)	(107,079)
Acquisition-related revenues	(1,582)	(3,188)	(3,138)	(9,159)
Stock-based compensation	(29,871)	(31,742)	(64,211)	(67,967)
Amortization of intangible assets	(26,004)	(31,455)	(52,735)	(63,810)
Acquisition-related costs, net	(2,233)	(2,360)	(5,069)	(7,921)
Restructuring and other charges, net	(21,469)	(8,881)	(44,550)	(22,450)
Impairment of goodwill	—	(137,907)	—	(137,907)
Other expenses, net	(27,017)	(32,362)	(57,921)	(66,462)
Loss before income taxes	$(21,707)	$(165,148)	$(3,022)	$(196,652)
No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(ASC 606)	(ASC 605)	(ASC 606)	(ASC 605)
United States	$299,101	$342,003	$682,533	$680,486
International	110,482	124,190	220,704	232,931
Total revenues	$409,583	$466,193	$903,237	$913,417
19. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest paid	$9,186	$21,427	$40,754	$48,708
Income taxes paid	$4,407	$4,233	$7,214	$8,833
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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

•	our future bookings, revenues, cost of revenues, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;

•	our strategy relating to our segments;

•	our programs to reduce costs and optimize processes;

•	market trends;

•	technological advancements;

•	the potential of future product releases;

•	our product development plans and the timing, amount and impact of investments in research and development;

•	future acquisitions, diversities and other strategic transactions, and anticipated benefits from such transactions;

•	international operations and localized versions of our products; and

•	the conduct, timing and outcome of legal proceedings and litigation matters.
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

OVERVIEW
Business Overview
We are a pioneer and leader in conversational and cognitive artificial intelligence ("AI") innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, automotive, financial services, telecommunication and travel industries, among others. We are seeing several trends in our markets, including (i) the growing adoption of cloud-based, connected services, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio including automated speech recognition ("ASR"), natural language understanding ("NLU"), semantic processing, domain-specific reasoning, dialog management capabilities, AI, and biometric speaker authentication. We report our business in four segments, Healthcare, Enterprise, Automotive, and Other.
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

On November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly-traded company through a pro rata distribution to our common stock holders. Completion of the proposed spin-off is subject to certain conditions, including final approval by our Board of Directors. We intend to complete the separation of the business by the beginning of fiscal year 2020.

•
Other. Other segment includes our SRS business and our Devices business. Our SRS business provides value-added services to mobile operators in India and Brazil (“Mobile Operator Services”) and voicemail transcription services to mobile operators in the rest of the world (“Voicemail-to-Text”). Our Devices business provides speech recognition solutions and predictive text technologies for handset devices. During the fourth quarter of fiscal 2018, in connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses.

•
Discontinued Operations. On November 11, 2018, we entered into a definitive stock purchase agreement, pursuant to which we agreed to sell our Imaging business and associated assets for a total cash consideration of approximately $400 million. On February 1, 2019, we completed the sale of the business and the proceeds received at closing was $404 million, net of related fees and expenses, and subject to certain customary post-closing adjustments. Effective the first quarter of fiscal year 2019, Imaging's results of operations have been included within discontinued operations and its assets and liabilities within held for sale on our condensed consolidated financial statements.

Key Metrics
Effective the first quarter of fiscal year 2019, we implemented ASC 606 using the modified retrospective approach, which requires the results for the current reporting periods be presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies in accordance with ASC 605, with a cumulative adjustment recorded to accumulated deficit.
A summary of key financial metrics for the six months ended March 31, 2019, as compared to the six months ended March 31, 2018, is as follows:

•	Total revenues under ASC 606 was $903.2 million for the six months ended March 31, 2019, as compared to $913.4 million under ASC 605 for the six months ended March 31, 2018;

•	Net loss from continuing operations under ASC 606 for the six months ended March 31, 2019 was $3.1 million, compared to a net loss of $119.7 million under ASC 605 the six months ended March 31, 2018;

•	Gross margins under ASC 606 for the six months ended March 31, 2019 was 56.3%, compared to 53.4% under ASC 605 for the six months ended March 31, 2018;

•	Operating margins under ASC 606 for the six months ended March 31, 2019 was 6.1%, compared to (14.3)% under ASC 605 for six months ended March 31, 2018; and

•	Cash provided by operating activities increased by $8.2 million to $203.6 million.
As of March 31, 2019, as compared to September 30, 2018:

•
Total deferred revenue decreased by 7% to $715.2 million as of March 31, 2019 from $765.0 million as of September 30, 2018. Deferred revenue decreased by approximately $49.8 million, primarily as a result of the ASC 606 implementation, offset in part by the continued growth of our Automotive connected solutions and Healthcare bundled offerings.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Hosting and professional services	$251.1	$264.3	$273.4	$(9.1)	(3.3)%
Product and licensing	97.5	124.2	130.4	(6.2)	(4.8)%
Maintenance and support	60.9	60.5	62.3	(1.8)	(2.9)%
Total revenues	$409.6	$449.0	$466.2	$(17.2)	(3.7)%
United States	$299.1	$334.2	$342.0	$(7.8)	(2.3)%
International	110.5	114.8	124.2	(9.4)	(7.6)%
Total revenues	$409.6	$449.0	$466.2	$(17.2)	(3.7)%

	Six Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Hosting and professional services	$510.7	$531.9	$531.4	$0.5	0.1%
Product and licensing	255.5	259.5	255.2	4.3	1.7%
Maintenance and support	137.0	121.2	126.8	(5.6)	(4.4)%
Total revenues	$903.2	$912.6	$913.4	$(0.8)	(0.1)%
United States	$682.5	$688.7	$680.5	$8.2	1.2%
International	220.7	224.0	232.9	(8.9)	(3.8)%
Total revenues	$903.2	$912.6	$913.4	$(0.8)	(0.1)%
The geographic split under ASC 606 was 73% of total revenues in the United States and 27% internationally for the three months ended March 31, 2019. The geographic split under ASC 605 was 74% of total revenues in the United States and 26% internationally for the three months ended March 31, 2019, as compared to 73% of total revenues in the United States and 27% internationally for the three months ended March 31, 2018.
The geographic split under ASC 606 was 76% of total revenues in the United States and 24% internationally for the six months ended March 31, 2019. The geographic split under ASC 605 was 75% of total revenues in the United States and 25% internationally for the six months ended March 31, 2019, as compared to 74% of total revenues in the United States and 26% internationally for the six months ended March 31, 2018.

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

	Three Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Hosting revenue	$198.2	$212.2	$194.4	$17.8	9.2%
Professional services revenue	52.9	52.1	79.0	(26.9)	(34.0)%
Hosting and professional services revenue	$251.1	$264.3	$273.4	$(9.1)	(3.3)%
As a percentage of total revenue	61.3%	58.9%	58.7%

	Six Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Hosting revenue	$401.4	$423.0	$379.5	$43.5	11.5%
Professional services revenue	109.3	109.0	151.9	(42.9)	(28.2)%
Hosting and professional services revenue	$510.7	$531.9	$531.4	$0.5	0.1%
As a percentage of total revenue	56.5%	58.3%	58.2%
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Hosting revenue under ASC 606 for the three months ended March 31, 2019 is $14.0 million lower compared to revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, hosting revenue increased by $17.8 million, or 9.2% primarily due to a $9.8 million increase in Healthcare, a $8.0 million increase in Enterprise segment, a $4.0 million increase in our Automotive segment, partially offset by a $4.0 million decrease in our Other segment. Healthcare hosting revenue increased primarily driven by the continued growth in our Dragon Medical cloud-based solutions, offset in part by the decline in our medical transcription services. Enterprise hosting revenue increased primarily driven by the strength in our omni-channel hosting solutions. Automotive hosting revenue increased primarily driven by the continued market penetration of our speech recognition and infotainment platform services. Other segment hosting revenue decreased due to the wind-down of our Devices and Mobile Operator Services businesses. As a percentage of total revenue, hosting revenue under ASC 605 increased from 41.7% to 47.3% for the three months ended March 31, 2019.
Professional services revenue under ASC 606 for the three months ended March 31, 2019 is $0.8 million higher compared to revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, professional services revenue decreased by $26.9 million, or 34.0% compared to the prior period, primarily due to lower revenue from the EHR implementation and optimization services in Healthcare. As a percentage of total revenue, professional revenue under ASC 605 decreased from 17.0% to 11.6% for the three months ended March 31, 2019.
Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018

Hosting revenue under ASC 606 for the six months ended March 31, 2019 is $21.6 million lower compared to revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, hosting revenue increased by $43.5 million, or 11.5% , primarily due to a $25.6 million increase in Healthcare, a $18.7 million increase in Enterprise segment, a $8.2 million increase in our Automotive segment, partially offset by a $9.0 million decrease in our Other segment. Healthcare hosting revenue increased primarily driven by the continued growth in our Dragon Medical cloud-based solutions, offset by in part by the decline in medical our transcription services. Enterprise hosting revenue increased primarily driven by the strength in our omni-channel hosting solutions. Automotive hosting revenue increased primarily driven by the continued market penetration of our speech recognition and infotainment platform services. Other segment hosting revenue decreased due to the wind-down of our Devices and Mobile Operator Services businesses. As a percentage of total revenue, hosting revenue under ASC 605 increased from 41.6% to 46.3% for the three months ended December 31, 2018.

Professional services revenue under ASC 606 for the six months ended March 31, 2019 is $0.3 million higher compared to revenue for the same period presented on ASC 605 basis primarily due to re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, professional services revenue decreased by $42.9 million, or 28.2% compared to the prior period, primarily due to lower revenue from the EHR implementation and optimization services in Healthcare. As a percentage of total revenue, professional revenue under ASC 605 decreased from 16.6% to 11.9% for the six months ended March 31, 2019.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Product and licensing revenue	$97.5	$124.2	$130.4	$(6.2)	(4.8)%
As a percentage of total revenue	23.8%	27.7%	28.0%

	Six Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Product and licensing revenue	$255.5	$259.5	$255.2	$4.3	1.7%
As a percentage of total revenue	28.3%	28.4%	27.9%
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Product and licensing revenue under ASC 606 for the three months ended March 31, 2019 is $26.7 million lower compared to revenue under ASC 605 for the same period, primarily due to the upfront recognition of revenue for term license revenue under ASC 606. Under ASC 605, product and licensing revenue decreased by $6.2 million, or 4.8%, primarily due to a $5.2 million decrease in Other. Other Segment product and licensing revenue decreased primarily due to the wind-down of Devices. As a percentage of total revenue, product and licensing revenue under ASC 605 decreased from 28.0% to 27.7% for the three months ended March 31, 2019.
Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018
Product and licensing revenue under ASC 606 for the six months ended March 31, 2019 is $4.0 million lower compared to revenue under ASC 605 for the same period, primarily due to the upfront recognition of revenue for term license revenue under ASC 606. Under ASC 605, product and licensing revenue increased by $4.3 million, or 1.7%, primarily due to a $6.8 million increase in Automotive, a $2.5 million increase in Enterprise, and a $2.3 million increase in Healthcare, offset in part by a $8.0 million decrease in Other. Automotive product and licensing revenue increased primarily due to higher royalties from existing and new customers. Enterprise product and licensing revenue increased primarily driven by higher revenue from our contact center customers. Healthcare product and licensing revenue increased primarily driven by higher Dragon Medical license revenue from international markets. Other Segment product and licensing revenue decreased primarily due to the wind-down of Devices. As a percentage of total revenue, product and licensing revenue under ASC 605 increased from 27.9% to 28.4% for the six months ended March 31, 2019.

Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Maintenance and support revenue	$60.9	$60.5	$62.3	$(1.8)	(2.9)%
As a percentage of total revenue	14.9%	13.5%	13.4%

	Six Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Maintenance and support revenue	$137.0	$121.2	$126.8	$(5.6)	(4.4)%
As a percentage of total revenue	15.2%	13.3%	13.9%
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Maintenance and support revenue under ASC 606 for the three months ended March 31, 2019 is $0.4 million higher compared to revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, maintenance and support revenue decreased by $1.8 million, or 2.9%, primarily due to continued customers' transition from term licenses to cloud-based solutions in Healthcare. As a percentage of total revenue, maintenance and support revenue under ASC 605 increased from 13.4% to 13.5% for the three months ended March 31, 2019.
Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018

Maintenance and support revenue on ASC 606 basis for the six months ended March 31, 2019 is $15.8 million higher compared to revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, maintenance and support revenue decreased by $5.6 million, or 4.4%, primarily due to continued customers' transition from term licenses to cloud-based solutions in Healthcare. As a percentage of total revenue, maintenance and support revenue under ASC 605 decreased from 13.9% to 13.3% for the six months ended March 31, 2019.

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

	Three Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of hosting and professional services revenue	$153.6	$154.3	$180.3	$(26.0)	(14.4)%
As a percentage of professional services and hosting revenue	61.2%	58.4%	65.9%

	Six Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of hosting and professional services revenue	$316.8	$313.6	$351.8	$(38.2)	(10.9)%
As a percentage of professional services and hosting revenue	62.0%	58.9%	66.2%
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Cost of hosting and professional services revenue under ASC 606 for the three months ended March 31, 2019 is $0.7 million lower than the amount under ASC 605 for the same period, primarily to a shift from the completed contract method to the percentage-of-completion method. Under ASC 605, cost of hosting and professional hosting revenue decreased by $26.0 million, or 14.4%, primarily due to lower revenue related to EHR implementation and optimization services, offset in part by higher costs related to our Dragon Medical cloud-based solutions. Under ASC 605, gross margin increased by 7.5 percentage points primarily due to lower revenue from EHR implementation and optimization services, which carries lower margins. Also contributing to the margin improvement was the favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based solutions from lower-margin transcription services.
Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018
Cost of hosting and professional services revenue under ASC 606 for the six months ended March 31, 2019 is $3.2 million higher than the amount under ASC 605 for the same period, primarily due to a shift from the completed contract method to the percentage-of-completion method. Under ASC 605, cost of hosting and professional hosting revenue decreased by $38.2 million, or 10.9%, primarily due to lower revenue related to EHR implementation and optimization services, offset in part by higher costs related to our Dragon Medical cloud-based solutions. Under ASC 605, gross margin increased by 7.3 percentage points primarily due to lower revenue from EHR implementation and optimization services, which carries lower margins. Also contributing to the margin improvement was the favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based solutions from lower-margin transcription services.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of product and licensing revenue	$9.9	$16.5	$14.1	$2.4	17.0%
As a percentage of product and licensing revenue	10.2%	13.3%	10.8%

	Six Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of product and licensing revenue	$42.7	$31.2	$27.9	$3.3	11.8%
As a percentage of product and licensing revenue	16.7%	12.0%	10.9%
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Cost of product and licensing revenue under ASC 606 for the three months ended March 31, 2019 is $6.6 million lower than the amount under ASC 605 for the same period, primarily due to the upfront recognition of third-party license royalties in connection with the upfront recognition of term license revenue. Under ASC 605, cost of product and licensing revenue increased by $2.4 million, or 17.0%. Under ASC 605, gross margin decreased by 2.5 percentage points, primarily driven by high costs related to royalties at Healthcare.

Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018
Cost of product and licensing revenue under ASC 606 for the six months ended March 31, 2019 is $11.5 million higher than the amount under ASC 605 for the same period, primarily due to the upfront recognition of third-party license royalties in connection with the upfront recognition of term license revenue. Under ASC 605, cost of product and licensing revenue increased by $3.3 million, or 11.8%. Under ASC 605, gross margin decreased by 1.1 percentage points, primarily driven by high costs related to royalties at Healthcare.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of maintenance and support revenue	$9.0	$8.2	$9.6	$(1.4)	(14.6)%
As a percentage of maintenance and support revenue	14.7%	13.6%	15.4%

	Six Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of maintenance and support revenue	$16.7	$16.8	$19.0	$(2.2)	(11.6)%
As a percentage of maintenance and support revenue	12.2%	13.8%	15.0%
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Cost of maintenance and support revenue under ASC 606 for the three months ended March 31, 2019 is $0.8 million higher than the amount under ASC 605 for the same period, primarily due to the timing of recognition of third-party service costs. Under ASC 605, cost of maintenance and support revenue decreased by $1.4 million, or 14.6%. Under ASC 605, gross margins increased by 1.8 percentage points primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.
Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018
Cost of maintenance and support revenue under ASC 606 for the six months ended March 31, 2019 is $0.1 million higher than the amount under ASC 605 for the same period, primarily due to the timing of recognition of third-party service costs. Under ASC 605, cost of maintenance and support revenue decreased by $2.2 million, or 11.6%. Under ASC 605, gross margins increased by 1.2 percentage points primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.
Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows R&D expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Research and development expense	$65.8	$65.8	$66.7	$(0.9)	(1.3)%
As a percentage of total revenue	16.1%	14.7%	14.3%

	Six Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Research and development expense	$134.2	$134.2	$132.8	$1.4	1.1%
As a percentage of total revenue	14.9%	14.7%	14.5%

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
R&D expense decreased by $0.9 million, or 1.3%, primarily driven by lower compensation costs due to our recent costs saving initiatives, offset in part by our continued investment in product development and new technologies to support our long-term growth.
Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018
R&D expense increased by $1.4 million, or 1.1%, primarily driven by our continued investment in product development and new technologies to support our long-term growth, offset in part by lower compensation costs due to our recent costs saving initiatives.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Sales and marketing expense	$75.8	$73.7	$74.9	$(1.2)	(1.6)%
As a percentage of total revenue	18.5%	16.4%	16.1%

	Six Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Sales and marketing expense	$151.1	$150.5	$155.4	$(4.9)	(3.2)%
As a percentage of total revenue	16.7%	16.5%	17.0%

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Sales and marketing expense under ASC 606 for the three months ended March 31, 2019 reflected the amortization of capitalized sales commission expenses over the period of benefit, whereas sales commission was expensed as incurred under ASC 605. Under ASC 605, sales and marketing expense decreased by $1.2 million, or 1.6%, primarily driven by lower sales headcount as a result of ongoing portfolio review and optimization.
Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018
Sales and marketing expense under ASC 606 for the six months ended March 31, 2019 reflected the amortization of capitalized sales commission expenses over the period of benefit, whereas sales commission was expensed as incurred under ASC 605. Under ASC 605, sales and marketing expense decreased by $4.9 million, or 3.2%, primarily driven by lower sales headcount as a result of ongoing portfolio review and optimization.
General and Administrative Expense
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
General and administrative expense	$40.4	$40.4	$73.2	$(32.8)	(44.8)%
As a percentage of total revenue	9.9%	9.0%	15.7%

	Six Months Ended			ASC 605
	March 31,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
General and administrative expense	$84.5	$84.5	$125.0	$(40.5)	(32.4)%
As a percentage of total revenue	9.4%	9.3%	13.7%

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
G&A expense decreased by $32.8 million, or 44.8%, primarily due to higher professional services costs incurred in fiscal year 2018 in connection with establishing Automotive as a separate reportable segment. Also contributing to the decrease was lower employee-related costs as a result of ongoing business review and other cost saving initiatives.
Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018
G&A expense decreased by $40.5 million, or 32.4%, primarily due to higher professional services costs incurred in fiscal year 2018 in connection with establishing Automotive as a separate reportable segment. Also contributing to the decrease was lower employee-related costs as a result of ongoing business review and other cost saving initiatives.
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2019	2018			2019	2018
Cost of revenue	$9.0	$13.1	$(4.0)	(30.7)%	$18.8	$26.6	$(7.8)	(29.2)%
Operating expenses	17.0	18.4	(1.4)	(7.8)%	33.9	37.2	(3.3)	(8.9)%
Total amortization expense	$26.0	$31.5	$(5.5)	(17.3)%	$52.7	$63.8	$(11.1)	(17.4)%
The decreases in total amortization of intangible assets for the three and six months ended March 31, 2019, as compared to the prior year periods, were primarily due to certain intangible assets having been fully amortized or written off during fiscal year 2018.
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

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2019	2018			2019	2018
Transition and integration costs	$2.2	$3.4	$(1.1)	(33.8)%	$5.1	$7.4	$(2.3)	(31.5)%
Professional service fees	0.4	0.9	(0.6)	(59.8)%	0.5	1.5	(1.0)	(68.6)%
Acquisition-related adjustments	(0.4)	(1.9)	1.6	(80.8)%	(0.5)	(1.0)	0.5	(50.1)%
Total acquisition-related costs, net	$2.2	$2.4	$(0.1)	(5.4)%	$5.1	$7.9	$(2.9)	(36.0)%

The decreases in acquisition-related costs, net for the three and six months ended March 31, 2019, as compared to the prior year periods, were primarily due to the decrease in transition and integration costs driven by reduced acquisition activities.
Restructuring and Other Charges, Net
While restructuring and other charges, net are excluded from segment profits, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended March 31,
	2019					2018
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$2,971	$14	$2,985	$—	$2,985	$788	$—	$788	$—	$788
Enterprise	2,700	—	2,700	—	2,700	265	7	272	—	272
Automotive	3,593	(381)	3,212	8,399	11,611	849	—	849	—	849
Other	(116)	—	(116)	561	445	1,095	558	1,653	—	1,653
Corporate	797	612	1,409	2,319	3,728	707	798	1,505	3,814	5,319
Total	$9,945	$245	$10,190	$11,279	$21,469	$3,704	$1,363	$5,067	$3,814	$8,881

	Six Months Ended March 31,
	2019					2018
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$4,450	$141	$4,591	$—	$4,591	$3,301	$25	$3,326	$—	$3,326
Enterprise	5,251	13	5,264	—	5,264	527	2,367	2,894	—	2,894
Automotive	5,863	1,675	7,538	12,513	20,051	1,000	—	1,000	—	1,000
Other	914	—	914	3,067	3,981	1,344	569	1,913	—	1,913
Corporate	1,950	322	2,272	8,391	10,663	1,192	58	1,250	12,067	13,317
Total	$18,428	$2,151	$20,579	$23,971	$44,550	$7,364	$3,019	$10,383	$12,067	$22,450

Fiscal Year 2019
For the six months ended March 31, 2019, we recorded restructuring charges of $20.6 million, which included $18.4 million related to the termination of approximately 360 employees and $2.2 million related to certain excess facilities. Of these amounts, $10.2 million was recorded for the three months ended March 31, 2019, which included $9.9 million related to employee termination and $0.2 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $10.1 million to be substantially paid during fiscal year 2019, and the remaining balance of $4.5 million related to excess facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the six months ended March 31, 2019, we recorded $8.7 million of professional services fees related to our corporate transformational efforts, $12.5 million costs related to the separation and stand-up of our Imaging and Automotive businesses, and $3.1 million accelerated depreciation related to our Mobile Operator Services, offset in part by a $0.3 million cash receipt from insurance claims related to the malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"). Of these amounts, we recorded $1.5 million of professional services fees related to our corporate transformational efforts, $8.3 million costs related to the separation and stand-up of our Imaging and Automotive businesses, $0.6 million accelerated depreciation related to our Mobile Operator Services, and $0.8 million related to the 2017 Malware Incident for the three months ended March 31, 2019.
Fiscal Year 2018
For the six months ended March 31, 2018, we recorded restructuring charges of $10.4 million, which included $7.4 million related to the termination of approximately 160 employees and $3.0 million related to certain excess facilities. Of these amount, $5.1 million was recorded for the three months ended March 31, 2018, which included $3.7 million related to employee termination and $1.4 million related to certain excess facilities. These actions were part of our initiatives to reduce costs and optimize processes.
Additionally, for the six months ended March 31, 2018, we recorded $5.7 million related to the transition agreement of our former CEO, and $7.2 million related to our remediation and restoration efforts after the 2017 Malware Incident. Of these amounts, $2.3 million related to the CEO transition and $1.5 million related to the 2017 Malware Incident were recorded for the three months ended March 31, 2018.

Impairment of Goodwill
Fiscal Year 2018
As more fully described in Note 6 of the accompanying condensed consolidated financial statements, for the three and six months ended March 31, 2018, we recorded a goodwill impairment charge of $137.9 million related to our Other segment, with $35.1 million related to Devices and $102.8 million related to SRS.

Other (Expense) Income, Net
A summary is as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2019	2018			2019	2018
Interest income	$3.7	$2.2	$1.4	64.2%	$6.2	$4.4	$1.8	40.6%
Interest expense	(31.2)	(33.9)	2.7	(8.0)%	(63.4)	(69.9)	6.5	(9.3)%
Other income (expense), net	0.5	(0.4)	0.9	(225.0)%	(0.7)	(0.6)	(0.1)	15.4%
Total other expense, net	$(27.0)	$(32.0)	$5.0	(15.7)%	$(57.9)	$(66.1)	$8.2	(12.4)%
The decrease in interest expense for the three and six months ended March 31, 2019 was primarily due to the repurchase of $150 million outstanding 5.375% Senior Notes due 2020 in September 2018 and the redemption of the $331.2 million outstanding 2.75% convertible debentures in November 2017. Additionally, in March 2019, we redeemed $300 million of our 5.375% Senior Notes due 2020 with the net proceeds from the sale.
(Benefit) Provision for Income Taxes
The following table shows the (Benefit) provision for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Six Months Ended		Dollar Change	Percent Change
	March 31,				March 31,
	2019	2018			2019	2018
(Benefit) provision for income taxes	$(1.0)	$2.0	$(3.0)	(148.1)%	$—	$(77.0)	$77.0	(100.0)%
Effective income tax rate	4.4%	(1.2)%			(0.9)%	39.1%

Our effective income tax rate was 4.4% for the three months ended March 31, 2019, compared to (1.2)% for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 differed from the U.S. federal statutory rates of 21% and 24.53%, respectively, primarily due to the valuation allowance related to losses in the United States.

Our effective income tax rate was (0.9)% for the six months ended March 31, 2019, compared to 39.1% for the six months ended March 31, 2018. The effective tax rates for the six months ended March 31, 2019 and March 31, 2018 differed from the U.S. federal statutory rates of 21% and 24.53%, respectively, primarily due to the valuation allowance related to losses in the United States. Additionally, for the six months ended March 31, 2018, we recognized approximately $87 million of deferred tax benefit from the remeasurement of deferred tax assets and liabilities offset by approximately $2 million estimated tax provision for deemed repatriated foreign earnings as a result of the Tax Cuts and Jobs Act ("TCJA") enacted in December 2017.
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

SEGMENT ANALYSIS
As more fully described in Note 4, effective the first quarter of fiscal year 2019, the results of our Imaging segment, previously a reportable segment, have been included within discontinued operations due to the completion of the sale on February 1, 2019. As a result, effective the first quarter of fiscal year 2019, we changed our corporate overhead allocation methodology to re-allocate the stranded costs related to our Imaging business to the remaining operating segments included within continuing operations. Our segment presentation for the three and six months ended March 31, 2018 has been restated to reflect the re-allocation of stranded costs. For the three months ended March 31, 2019 and 2018, $0.7 million and $1.8 million of stranded costs have been included within total segment profits and re-allocated to Healthcare, Enterprise, Automotive, and Other; for the six months ended March 31, 2019 and 2018, $1.8 million and $3.7 million of stranded costs have been included within total segment profits and re-allocated to Healthcare, Enterprise, Automotive, and Other.

The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended			ASC 605
	March 31,			Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Segment Revenues(a):
Healthcare	$204.5	$236.4	$261.2	$(24.8)	(9.5)%
Enterprise	115.6	123.4	112.7	10.7	9.5%
Automotive	74.2	74.1	69.0	5.1	7.5%
Other	16.7	17.2	26.5	(9.3)	(35.3)%
Total segment revenues	$411.2	$451.0	$469.4	$(18.4)	(3.9)%
Less: acquisition related revenues adjustments	(1.6)	(2.0)	(3.2)	1.2	(37.0)%
Total revenues	$409.6	$449.0	$466.2	$(17.2)	(3.7)%
Segment Profit:
Healthcare	$63.1	$88.0	$86.2	$1.8	2.0%
Enterprise	23.5	35.0	25.3	9.7	38.4%
Automotive	26.6	25.2	28.7	(3.5)	(12.2)%
Other	5.6	6.1	6.0	0.1	1.2%
Total segment profit	$118.9	$154.2	$146.3	$7.9	5.5%
Segment Profit Margin:
Healthcare	30.9%	37.2%	33.0%	4.2
Enterprise	20.4%	28.4%	22.4%	5.9
Automotive	35.8%	34.0%	41.7%	(7.6)
Other	33.7%	35.5%	22.7%	12.8
Total segment profit margin	28.9%	34.2%	31.2%	3.0

	Six Months Ended			ASC 605
	March 31,			Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Segment Revenues(a):
Healthcare	$476.5	$480.6	$506.8	$(26.2)	(5.2)%
Enterprise	245.3	253.1	233.3	19.8	8.5%
Automotive	149.4	148.7	130.4	18.3	14.0%
Other	35.1	34.4	52.1	(17.7)	(34.0)%
Total segment revenues	$906.4	$916.7	$922.6	$(5.9)	(0.6)%
Less: acquisition related revenues adjustments	(3.1)	(4.1)	(9.2)	5.1	(55.2)%
Total revenues	$903.2	$912.6	$913.4	$(0.8)	(0.1)%
Segment Profit:
Healthcare	$167.1	$180.9	$162.5	$18.4	11.3%
Enterprise	68.2	76.0	62.6	13.4	21.5%
Automotive	46.0	50.7	51.7	(1.0)	(2.0)%
Other	11.4	10.5	9.3	1.2	13.0%
Total segment profit	$292.7	$318.1	$286.1	$32.0	11.2%
Segment Profit Margin:
Healthcare	35.1%	37.6%	32.1%	5.6
Enterprise	27.8%	30.0%	26.8%	3.2
Automotive	30.8%	34.1%	39.7%	(5.6)
Other	32.6%	30.7%	17.9%	12.7
Total segment profit margin	32.3%	34.7%	31.0%	3.7

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

•
Healthcare segment revenue for the three months ended March 31, 2019 reflected the upfront recognition of term license revenue from Clintegrity, Dragon Medical, and Diagnostic solutions under ASC 606. Under ASC 605, Healthcare segment revenue decreased by $24.8 million, or 9.5%, primarily driven by:

◦
Revenue from Dragon Medical cloud-based solutions increased by $21.1 million, or 70.5%, to $51.1 million for the three months ended March 31, 2019 from $30.0 million for the three months ended March 31, 2018, primarily due to the continued market penetration and customer transition to our cloud-based offering.

◦	Revenue from transcription services decreased by $17.7 million, or 24.1%, to $55.7 million for the three months ended March 31, 2019 from $73.4 million for the three months ended March 31, 2018.

◦
Professional services revenue decreased by $31.1 million or 65.5%, to $16.4 million for the three months ended March 31, 2019 to $47.5 million for the three months ended March 31, 2018, primarily driven by lower revenue from EHR implementation and optimization services.

•
Enterprise segment revenue for the three months ended March 31, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices, and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment revenue increased by $10.7 million, or 9.5%, primarily due to the growth in our omni-channel hosting solutions and higher license and service revenue from our contact center customers.

•
Automotive segment revenue for the three months ended March 31, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices under ASC 606. Under ASC 605, Automotive segment revenue increased by $5.1 million, or 7.5%, primarily due to higher hosting revenues driven by the continued growth in our speech recognition and infotainment platform services.

•
Other segment revenue for the three months ended March 31, 2019 reflected the impact of allocation of contract consideration to multiple performance obligations based on standalone selling prices under ASC 606. Under ASC 605, Other segment revenue decreased by $9.3 million, or 35.3%, primarily due to the wind-down of our Devices and Mobile Operator Services businesses.

Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018

•
Healthcare segment revenue for the six months ended March 31, 2019 reflected the up-front recognition of term license revenue from Clintegrity, Dragon Medical, and Diagnostic solutions under ASC 606. Under ASC 605, Healthcare segment revenue decreased by $26.2 million, or 5.2%, primarily driven by:

◦
Revenue from Dragon Medical cloud-based solutions increased by $42.0 million, or 73.5%, to $99.0 million for the six months ended March 31, 2019 from $57.1 million for the six months ended March 31, 2018, primarily due to the continued market penetration and customer transition to our cloud-based offering.

◦	Revenue from transcription services decreased by $28.2 million, or 19.9%, to $113.7 million for the six months ended March 31, 2019 from $141.9 million for the six months ended March 31, 2018.

◦
Professional services revenue decreased by $46.8 million or 53.8%, to $40.1 million for the six months ended March 31, 2019 to $86.9 million for the six months ended March 31, 2018, primarily driven by lower revenue from EHR implementation and optimization services.

•
Enterprise segment revenue for the six months ended March 31, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices, and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment revenue increased by $19.8 million, or 8.5%, primarily due to the growth in our omni-channel hosting solutions and higher license and service revenue from our contact center customers.

•
Automotive segment revenue for the six months ended March 31, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices under ASC 606. Under ASC 605, Automotive segment revenue increased by $18.3 million, or 14.0%, primarily due to higher royalties and hosting revenue driven by the continued growth in our speech recognition and infotainment platform services.

•
Other segment revenue for the six months ended March 31, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices under ASC 606. Under ASC 605, Other segment revenue decreased by $17.7 million, or 34.0%, primarily due to the wind-down of our Devices and Mobile Operator Services businesses.

Segment Profit
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

•
Healthcare segment profit for the three months ended March 31, 2019 reflected the upfront recognition of term license revenue and related costs for Clintegrity, Dragon Medical, and Diagnostic solutions under ASC 606. Under ASC 605, Healthcare segment profit increased by $1.8 million, or 2.0%, primarily due to higher segment revenue and higher gross margin. The gross margin increase was primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription services, and lower revenue from EHR implementation and optimization services which carried lower margins. As a result, segment profit margin under ASC 605 improved by 4.2 percentage points to 37.2%.

•
Enterprise segment profit for the three months ended March 31, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment profit increased by $9.7 million, or 38.4%, primarily due to higher segment revenue, higher gross margin and lower sales and marketing expenses. The gross margin improvement was primarily due to the strength in our omni-channel solutions and certain new contact center contracts that carried higher margin. The decrease in sales and marketing expenses was primarily due to lower compensation expense. As a result, segment profit margin under ASC 605 increased by 5.9 percentage points to 28.4%.

•
Automotive segment profit for the three months ended March 31, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the upfront recognition of term license costs under ASC 606. Under ASC 605, Automotive segment profit decreased by $3.5 million, or 12.2%, primarily due to higher revenue, lower gross margin, and higher operating expenses. Lower gross margin was primarily driven by the continued pricing shift from up-front professional services to per unit license and hosting revenue. Higher operating expenses was primarily driven by higher sales commission expense and our continued investment in R&D. As a result, segment profit margin under ASC 605 decreased by 7.6 percentage points to 34.0%.

•
Other segment profit for the three months ended March 31, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the upfront recognition of term license costs under ASC 606. Under ASC 605, Other segment profit increased by $0.1 million, or 1.2%, primarily driven by our costs saving initiatives related to the wind-down of our Devices and Mobile Operator Services businesses, offset in part by lower segment revenue.

Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018

•
Healthcare segment profit for the six months ended March 31, 2019 reflected the upfront recognition of term license revenue and related costs for Clintegrity, Dragon Medical, and Diagnostic solutions under ASC 606. Under ASC 605, Healthcare segment profit increased by $18.4 million, or 11.3%, primarily due to higher segment revenue and higher gross margin. The gross margin increase was primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription services, and lower revenue from EHR implementation and optimization services which carried lower margins. As a result, segment profit margin under ASC 605 improved by 5.6 percentage points to 37.6%.

•
Enterprise segment profit for the six months ended March 31, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment profit increased by $13.4 million, or 21.5%, primarily due to higher segment revenue and lower sales and marketing expense. The decrease in sales and marketing expenses was primarily due to lower compensation expense. As a result, segment profit margin under ASC 605 increased by 3.2 percentage points to 30.0%.

•
Automotive segment profit for the six months ended March 31, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the upfront recognition of term license costs under ASC 606. Under ASC 605, Automotive segment profit decreased by $1.0 million, or 2.0%, primarily due to lower gross margin, and higher operating expenses. Lower gross main was primarily driven by the continued pricing shift from up-front professional services to per unit license and hosting revenue. Higher operating expenses was primarily driven by higher sales commission expense and our continued investment in R&D. As a result, segment profit margin under ASC 605 decreased by 5.6 percentage points to 34.1%.

•
Other segment profit for the six months ended March 31, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the upfront recognition of term license costs under ASC 606. Under ASC 605, Other segment profit increased by $1.2 million, or 13.0%, primarily driven by our costs saving initiatives related to the wind-down of our Devices and Mobile Operator Services businesses, offset in part by lower segment revenue.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $633.1 million as of March 31, 2019, an increase of $159.6 million from $473.5 million as of September 30, 2018. Our working capital of continuing operations, defined as total current assets of continuing operations, less total current liabilities of continuing operations, was $477.2 million as of March 31, 2019, compared to $199.1 million as of September 30, 2018. The decrease in our working capital was primarily due to the decrease in the current portion of deferred revenue as a result of the ASC 606 implementation. As of March 31, 2019, we had $235.6 million available for borrowing under our revolving credit facility. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $578.2 million as of March 31, 2019 and $112.8 million as of September 30, 2018. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.

Disposition of Businesses and Corporate Transformation Program.
On February 1, 2019, we completed the sale of our Imaging business and received approximately $404.0 million in cash, after estimated transaction expenses, and subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a gain of $102.4 million, which is included within Net income from discontinued operations. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, would have a material impact on our results of operations. In March, 2019, we redeemed $300 million of our 5.375% Senior Notes due 2020 with the net proceeds from the sale.
Additionally, on November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly-traded company through a pro rata distribution to our common stock holders. Completion of the proposed spin-off is subject to certain conditions, including final approval by our Board of Directors. We intend to complete the separation of the business by the beginning of fiscal year 2020.
For the six months ended March 31, 2019, we incurred cash payments of approximately $51 million in connection with our corporate transformation program and $17 million to effect the separation and stand-up of our Imaging and Automotive businesses. For the remainder of fiscal year 2019, we expect to spend $10 million to $20 million related to our corporate transformation program and $10 million to $30 million related to the separation and stand-up of our Automotive business.
Net Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended March 31, 2019 was $203.6 million, an increase of $8.2 million from $195.4 million for the six months ended March 31, 2018. The increase was primarily due to:

•	An increase of $40.2 million due to higher income before non-cash charges; and

•	An increase of $40.7 million due to favorable changes in working capital, primarily due to the timing of billing and associated collections, offset in part by,

•
A decrease of $47.4 million from changes in deferred revenue. Deferred revenue had a positive effect of $41.0 million on operating cash flows for the six months ended March 31, 2019, as compared to $88.5 million for the six months ended March 31, 2018, primarily due to the ASC 606 implementation using the modified retrospective approach in the current period; and

•	A decrease of $25.3 million from operating cash flows from discontinued operations.

Net Cash Provided by Investing Activities
Cash provided by investing activities for the six months ended March 31, 2019 was $376.6 million, an increase of $312.4 million from $64.2 million for the six months ended March 31, 2018. The increase was primarily due to:

•	Net proceeds of $404.0 million from the sale of our Imaging business;

•	A decrease of $10.2 million in payments for business and asset acquisitions;

•	A decrease of 1.9 million in capital expenditures; offset by

•	A decrease of $103.8 million in net proceeds from the sale and purchase of marketable securities and other investments.
Net Cash Used in Financing Activities
Cash used in financing activities for the six months ended March 31, 2019 was $422.1 million, an increase of $38.7 million from $383.4 million for the six months ended March 31, 2018. The increase was primarily due to:

•	An increase of $91.3 million for share repurchases; offset in part by

•	A decrease of $31.2 million in repayment and redemption of debt;

•	A decrease of $16.9 million related to acquisition payments with extended payment terms; and

•	A decrease of $5.8 million related to payments for taxes related to net share settlement of equity awards.

Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 11 to the accompanying condensed consolidated financial statements. In March 2019, we redeemed $300 million of our 5.375% Senior Notes due 2020 with the net proceeds from the sale.
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
For the six months ended March 31, 2019, we repurchased 6.1 million shares of our common stock for $91.3 million under the program. There were no share repurchases for the six months ended March 31, 2018. Since the commencement of the program, we have repurchased an aggregate of 62.2 million shares for $1,034.0 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of March 31, 2019, approximately $466.0 million remained available for future repurchases under the program.

Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	2019	2020 and 2021	2022 and 2023	Thereafter
Convertible debentures(1)	$1,337.0	$—	$—	$987.0	$350.0
Senior notes	800.0	—	—	—	800.0
Interest payable on long-term debt(2)	395.1	31.3	124.9	113.8	125.1
Letters of credit(3)	6.9	6.3	0.6	—	—
Lease obligations and other liabilities:
Operating leases	135.8	23.0	34.9	28.4	49.5
Operating leases under restructuring(4)	43.6	8.2	14.6	14.3	6.5
Purchase commitments(5)	23.3	5.1	14.5	3.7	—
Total contractual cash obligations	$2,741.7	$73.9	$189.5	$1,147.2	$1,331.1

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after March 31, 2019.

(2)
Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of March 31, 2019, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(3)	Letters of Credit are in place primarily to secure future operating lease payments.

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of March 31, 2019, we have subleased certain of the facilities with total sublease income of $50.0 million through fiscal year 2027.

(5)
Purchase commitments include non-cancelable purchase commitments for property and equipment, inventory, and services in the normal course of business. These amounts also include arrangements that require a minimum purchase commitment by us.

Total unrecognized tax benefits as of March 31, 2019 were $31.0 million. We do not expect any significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of pre-determined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of March 31, 2019, the maximum amount of payments to be made based on the agreements was $9.2 million if the specific performance objectives are achieved. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. As of March 31, 2019, total deferred compensation to be paid out upon the conclusion of requisite service periods was $18.3 million.
Off-Balance Sheet Arrangements
As of March 31, 2019, there were no off-balance sheet arrangements that may have a material impact on the condensed consolidated financial statements.
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
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of March 31, 2019, we had not designated any contracts as fair value or cash flow hedges. The contracts are not designated as cash flow hedges and generally are for periods less than 90 days. As of March 31, 2019, the notional contract amount of outstanding foreign currency exchange contracts was $43.6 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At March 31, 2019, we held approximately $633.1 million of cash and cash equivalents and marketable securities, primarily consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point change in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would change by approximately $5.6 million per annum, based on the balances as of March 31, 2019.
At March 31, 2019, we had no outstanding debt subject to variable interest rates.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $16.93 as of March 31, 2019 (dollars in millions):

	March 31, 2019
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
2.75% 2031 Debentures	$46.0	$24.4	$0.2	$2.4
1.5% 2035 Debentures	$264.2	$192.1	$7.9	$19.2
1.0% 2035 Debentures	$632.3	$420.7	$16.4	$42.1
1.25% 2025 Debentures	$349.1	$266.7	$17.2	$26.7

Item 4.	Controls and Procedures
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
Part II. Other Information
Item 1.Legal Proceedings
This information is included in Note 17, Commitments and Contingencies, in the accompanying notes to the unaudited consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
Item 1A.Risk Factors
Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2018 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 set forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three and six months ended March 31, 2019. There have been no material changes in our risk factors from those disclosed in our Annual Report. The following risk factor should be read in conjunction with the risk factors included in such Annual Report and Quarter Reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our share repurchases for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2019 - January 31, 2019	1,170,538	$13.81	1,170,538	$466.0 million
February 1, 2019 - February 28, 2019	—	$—	—	$466.0 million
March 1, 2019 - March 31, 2019	—	$—	—	$466.0 million
Total	1,170,538		1,170,538

(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved additional $500.0 million under our share repurchase program. As of March 31, 2019, approximately $466.0 million remained available for future repurchases under the program.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Amended and Restated Bylaws of the Registrant.	10-K	1-36056	3.4	11/20/2018
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
10.1	Form of Indemnification Agreement					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101.0
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 9, 2019.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer