Form 10-Q
period 2019-06-30
Nuance Communications, Inc.
filed 2019-08-09
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2019
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-27038
 _____________________________________________
NUANCE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________

DE		94-3156479
(State or Other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1 Wayside Road
Burlington,	MA	01803
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code:
(781) 565-5000
 _____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	NUAN	NASDAQ
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer," “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐	Emerging Growth Company	☐
Non-accelerated Filer	☐			Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of July 30, 2019 was 285,642,813.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(ASC 606)	(ASC 605)	(ASC 606)	(ASC 605)
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Hosting and professional services	$260,902	$253,610	$771,601	$785,038
Product and licensing	121,809	132,762	377,349	387,956
Maintenance and support	66,486	63,077	203,484	189,872
Total revenues	449,197	449,449	1,352,434	1,362,866
Cost of revenues:
Hosting and professional services	154,397	165,578	471,204	517,362
Product and licensing	19,207	13,969	61,897	41,867
Maintenance and support	8,192	9,612	24,919	28,616
Amortization of intangible assets	8,895	12,172	27,700	38,744
Total cost of revenues	190,691	201,331	585,720	626,589
Gross profit	258,506	248,118	766,714	736,277
Operating expenses:
Research and development	67,598	69,427	201,774	202,211
Sales and marketing	72,229	77,820	223,343	233,237
General and administrative	46,421	49,666	130,892	174,622
Amortization of intangible assets	16,496	19,856	50,426	57,094
Acquisition-related costs, net	1,154	4,916	6,223	12,837
Restructuring and other charges, net	16,118	5,342	60,668	27,792
Impairment of goodwill	—	—	—	137,907
Total operating expenses	220,016	227,027	673,326	845,700
Income (loss) from operations	38,490	21,091	93,388	(109,423)
Other (expense) income:
Interest income	3,762	2,482	9,987	6,910
Interest expense	(28,359)	(33,849)	(91,777)	(103,785)
Other income (expense), net	3,152	(885)	2,425	(1,515)
Income (loss) before income taxes	17,045	(11,161)	14,023	(207,813)
Provision (benefit) for income taxes	7,786	9,559	7,814	(67,417)
Net income (loss) from continuing operations	9,259	(20,720)	6,209	(140,396)
Net income from discontinued operations	—	6,683	99,472	15,534
Net income (loss)	$9,259	$(14,037)	$105,681	$(124,862)

Net income (loss) per common share - basic:
Continuing operations	$0.03	$(0.07)	$0.02	$(0.48)
Discontinued operations	—	0.02	0.35	0.05
Total net income (loss) per basic common share	$0.03	$(0.05)	$0.37	$(0.43)

Net income (loss) per common share - diluted:
Continuing operations	$0.03	$(0.07)	$0.02	$(0.48)
Discontinued operations	—	0.02	0.35	0.05
Total net income (loss) per diluted common share	$0.03	$(0.05)	$0.37	$(0.43)

Weighted average common shares outstanding:
Basic	285,942	292,663	285,064	292,703
Diluted	288,648	292,663	288,153	292,703

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands)
Net income (loss)	$9,259	$(14,037)	$105,681	$(124,862)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,541	(25,985)	494	(20,374)
Pension adjustments	32	432	(282)	548
Unrealized loss on marketable securities	78	126	234	(222)
Total other comprehensive income (loss), net	3,651	(25,427)	446	(20,048)
Comprehensive income (loss)	$12,910	$(39,464)	$106,127	$(144,910)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	September 30, 2018
	(ASC 606)	(ASC 605)
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$536,377	$315,963
Marketable securities	136,986	135,579
Accounts receivable, less allowances for doubtful accounts of $10,538 and $9,823	313,599	347,873
Prepaid expenses and other current assets	193,795	94,814
Current assets held for sale	—	34,402
Total current assets	1,180,757	928,631
Marketable securities	12,796	21,932
Land, building and equipment, net	138,466	153,452
Goodwill	3,242,693	3,247,105
Intangible assets, net	372,934	450,001
Other assets	241,271	141,761
Long-term assets held for sale	—	359,497
Total assets	$5,188,917	$5,302,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Contingent and deferred acquisition payments	$17,122	$14,211
Accounts payable	95,272	80,912
Accrued expenses and other current liabilities	245,012	269,339
Deferred revenue	310,586	330,689
Current liabilities held for sale	—	69,013
Total current liabilities	667,992	764,164
Long-term debt	1,923,716	2,185,361
Deferred revenue, net of current portion	410,897	434,316
Deferred tax liabilities	45,456	49,931
Other liabilities	97,858	93,593
Long-term liabilities held for sale	—	57,518
Total liabilities	3,145,919	3,584,883

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 288,730 and 291,504 shares issued and 284,979 and 287,753 shares outstanding, respectively	289	291
Additional paid-in capital	2,578,050	2,597,693
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(116,812)	(122,863)
Accumulated deficit	(401,741)	(740,837)
Total stockholders’ equity	2,042,998	1,717,496
Total liabilities and stockholders’ equity	$5,188,917	$5,302,379

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2019

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at March 31, 2019	290,038	$290	$2,592,708	3,751	$(16,788)	$(120,463)	$(411,000)	$2,044,747
Issuance of common stock under employee stock plans	646	1	(1)			—		—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(247)	—	(4,292)					(4,292)
Stock-based compensation	—	—	19,247					19,247
Repurchase and retirement of common stock	(1,707)	(2)	(29,612)					(29,614)
Net income							9,259	9,259
Other comprehensive income						3,651		3,651
Balance at June 30, 2019	288,730	$289	$2,578,050	3,751	$(16,788)	$(116,812)	$(401,741)	$2,042,998

For the nine months ended June 30, 2019

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2018	291,504	$291	$2,597,693	3,751	$(16,788)	$(122,863)	$(740,837)	$1,717,496
Accumulated adjustment related to the adoption of ASC 606							233,415	233,415
Issuance of common stock under employee stock plans	7,225	8	8,635					8,643
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,229)	(2)	(35,850)					(35,852)
Stock-based compensation			128,499					128,499
Repurchase and retirement of common stock	(7,770)	(8)	(120,927)					(120,935)
Reclassification of currency translation differences into earnings as a result of the disposition of our Imaging business						5,605	—	5,605
Net income							105,681	105,681
Other comprehensive income						446		446
Balance at June 30, 2019	288,730	$289	$2,578,050	3,751	$(16,788)	$(116,812)	$(401,741)	$2,042,998

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2018

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at March 31, 2018	298,330	$298	$2,697,869	3,751	$(16,788)	$(95,963)	$(691,734)	$1,893,682
Issuance of common stock under employee stock plans	1,452	2	(3)			—		(1)
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(533)	(1)	(7,841)					(7,842)
Stock-based compensation	—	—	23,519					23,519
Repurchase and retirement of common stock	(8,107)	(8)	(111,971)					(111,979)
Net loss							(14,037)	(14,037)
Other comprehensive loss						(25,427)		(25,427)
Balance at June 30, 2018	291,142	$291	$2,601,573	3,751	$(16,788)	$(121,390)	$(705,771)	$1,757,915

For the nine months ended June 30, 2018

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2017	293,938	$294	$2,629,245	3,751	$(16,788)	$(101,342)	$(580,027)	$1,931,382
Prior period adjustment related to early adoption of ASU 2016-16							(882)	(882)
Issuance of common stock under employee stock plans	7,995	8	9,351					9,359
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,684)	(3)	(42,346)					(42,349)
Stock-based compensation			117,294					117,294
Repurchase and retirement of common stock	(8,107)	(8)	(111,971)					(111,979)
Net loss							(124,862)	(124,862)
Other comprehensive loss						(20,048)		(20,048)
Balance at June 30, 2018	291,142	$291	$2,601,573	3,751	$(16,788)	$(121,390)	$(705,771)	$1,757,915

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2019	2018
	(ASC 606)	(ASC 605)
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$6,209	$(140,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	121,438	142,341
Stock-based compensation	100,143	101,466
Non-cash interest expense	37,011	37,091
Deferred tax benefit	(18,975)	(90,836)
Loss on extinguishment of debt	910	—
Impairment of goodwill	—	137,907
Impairment of fixed asset	—	1,780
Other	(651)	894
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	5,011	(1,426)
Prepaid expenses and other assets	(20,116)	(18,933)
Accounts payable	15,260	(3,646)
Accrued expenses and other liabilities	8,329	(889)
Deferred revenue	38,270	92,075
Net cash provided by operating activities - continuing operations	292,839	257,428
Net cash provided by operating activities - discontinued operations	4,355	37,595
Net cash provided by operating activities	297,194	295,023
Cash flows from investing activities:
Proceeds from dispositions of businesses, net of transaction fees	407,043	—
Capital expenditures	(32,243)	(38,965)
Payments for business and asset acquisitions, net of cash acquired	(3,102)	(109,225)
Purchases of marketable securities and other investments	(256,332)	(158,645)
Proceeds from sales and maturities of marketable securities and other investments	262,914	259,677
Net cash provided by (used in) investing activities	378,280	(47,158)
Cash flows from financing activities:
Repayment and redemption of debt	(300,000)	(331,172)
Payments for repurchase of common stock	(120,935)	(111,979)
Acquisition payments with extended payment terms	—	(20,769)
Proceeds from issuance of common stock from employee stock plans	8,643	9,359
Payments for taxes related to net share settlement of equity awards	(42,562)	(51,852)
Other financing activities	(1,442)	(1,073)
Net cash used in financing activities	(456,296)	(507,486)
Effects of exchange rate changes on cash and cash equivalents	1,236	(1,419)
Net increase (decrease) in cash and cash equivalents	220,414	(261,040)
Cash and cash equivalents at beginning of period	315,963	592,299
Cash and cash equivalents at end of period	$536,377	$331,259

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Presentation
The condensed consolidated financial statements include the accounts of Nuance Communications, Inc. ("Nuance", "we", "our", or the "Company") and our wholly-owned subsidiaries. We prepared the unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (the "U.S." or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements reflect all normal and recurring adjustments that, in our opinion, are necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.
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
Results for reporting periods beginning after October 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies under "Revenue Recognition: Topic 605" ("ASC 605"). For contracts that were modified before the effective date, the Company aggregated the effect of all contract modifications prior to identifying performance obligations and allocating transaction price in accordance with the practical expedient ASC 606-10-65-1-(f)-4.
Upon adoption of ASC 606 on October 1, 2018, we recorded a decrease to Accumulated deficit of approximately $233 million as a result of the transition. The impact of the adoption primarily relates to the cumulative effect of (1) approximately $70 million decrease in Deferred revenue from the upfront recognition of term licenses and the general requirement to allocate the transaction price on a relative stand-alone selling price, (2) approximately $180 million increase in contract assets, (3) approximately $30 million decrease in Accounts receivable, (4) approximately $30 million increase in Deferred costs, and (5) approximately $20 million increase in Deferred tax liabilities related to the above items.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated statement of operations for the three and nine months ended June 30, 2019 and the condensed consolidated balance sheet as of June 30, 2019 (dollars in thousands):

	For the Three Months Ended June 30, 2019
	As reported, ASC 606	Effect of Implementation	As adjusted, ASC 605
Revenues:
Hosting and professional services	$260,902	$7,943	$268,845
Product and licensing	121,809	5,579	127,388
Maintenance and support	66,486	(4,387)	62,099
Total revenues	$449,197	$9,135	$458,332

Cost of revenues:
Hosting and professional services	$154,397	$6,555	$160,952
Product and licensing	19,207	(1,496)	17,711
Maintenance and support	8,192	215	8,407
Amortization of intangible assets	8,895	—	8,895
Total cost of revenues	$190,691	$5,274	$195,965

Sales and marketing	$72,229	$1,603	$73,832

Provision for income taxes	$7,786	$(650)	$7,136

	For the Nine Months Ended June 30, 2019
	As reported, ASC 606	Effect of Implementation	As adjusted, ASC 605
Revenues:
Hosting and professional services	$771,601	$29,179	$800,780
Product and licensing	377,349	9,502	386,851
Maintenance and support	203,484	(20,146)	183,338
Total revenues	$1,352,434	$18,535	$1,370,969

Cost of revenues:
Hosting and professional services	$471,204	$3,302	$474,506
Product and licensing	61,897	(12,941)	48,956
Maintenance and support	24,919	262	25,181
Amortization of intangible assets	27,700	—	27,700
Total cost of revenues	$585,720	$(9,377)	$576,343

Sales and marketing	$223,343	$1,023	$224,366

Provision for income taxes	$7,814	$10,029	$17,843

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30, 2019
	As reported, ASC 606	Effect of Implementation	As adjusted, ASC 605
Assets:
Accounts receivable	$313,599	$26,611	$340,210
Prepaid expenses and other current assets	$193,795	$(65,621)	$128,174
Other assets	$241,271	$(121,462)	$119,809

Liabilities:
Deferred revenue, current	$310,586	$36,191	$346,777
Deferred revenue, noncurrent	$410,897	$19,882	$430,779
Deferred tax liabilities	$45,456	$(10,026)	$35,430
Other long-term liabilities	$97,858	$(11,252)	$86,606

Stockholders' Equity:
Accumulated deficit	$(401,741)	$(195,117)	$(596,858)

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
Issued Accounting Standards Not Yet Adopted
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASC 842"). ASC 842 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASC 842 is effective for us in the first quarter of fiscal year 2020, and early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases Topic 842 Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. We intend to adopt the guidance as of October 1, 2019 under the modified retrospective approach and elect the package of practical expedients under the transition guidance.
We are currently evaluating the impact of ASC 842 and expect to recognize $110 million to $145 million of operating lease right-of-use assets and $130 million to $175 million operating lease obligations. We do not expect the adoption of the guidance to have a material impact on our consolidated statements of operations or consolidated statements of cash flows.
Other Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"), which is effective for fiscal year beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance requires that implementation costs related to a hosting arrangement that is a service contract be capitalized and amortized over the term of the hosting arrangement, starting when the module or component of the

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hosting arrangement is ready for its intended use. The guidance will be applied retrospectively to each period presented. We do not expect the implementation to have a material impact on our condensed consolidated financial statements.
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
3. Revenue Recognition
We derive revenue from the following sources: (1) hosting services, (2) software licenses, including royalties, (3) maintenance and support ("M&S"), (4) professional services, and (5) sale of hardware. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to our customers. We account for a contract when both parties have approved and committed to the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
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

We allocate the transaction price of the arrangement based on the relative estimated standalone selling price ("SSP") of each distinct performance obligation. In determining SSP, we maximize observable inputs and consider a number of data points, including:

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As each day of providing services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, we have determined that our hosting services arrangements are a single performance obligation comprised of a series of distinct services. These services include variable consideration, which is typically a function of usage. We recognize revenue as each distinct service period is performed (i.e., recognized as incurred).
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
Maintenance and Support
Our M&S contracts generally include telephone support and the right to receive unspecified upgrades and updates on a when-and-if available basis. M&S revenue is recognized over time on a ratable basis over the contract period because we transfer control evenly by providing a stand-ready service.
Professional Services
Revenue from distinct professional services, including training, is recognized over time based upon the progress towards completion of the project, which is measured based on the labor hours already incurred to date as compared to the total estimated labor hours.
Hardware
Hardware revenue is recognized at the point in time when control is transferred to the customer, which is typically upon delivery.
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
Disaggregated Revenue
We disaggregate revenue from contracts with customers by reportable segment and products and services as this presentation depicts the timing, risks and uncertainty of our revenue streams, which is also in line with how we manage our businesses, assess performance, and determine management compensation. Our disaggregated revenue from continuing operations is as follows (dollars in thousands):

	For the Three Months Ended June 30, 2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$142,502	$48,302	$37,062	$227,866
Enterprise	80,346	28,232	29,204	137,782
Automotive	28,042	43,625	93	71,760
Other	10,012	1,650	127	11,789
Total revenues	$260,902	$121,809	$66,486	$449,197

	For the Nine Months Ended June 30, 2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$401,884	$183,039	$119,212	$704,135
Enterprise	235,562	63,285	83,829	382,676
Automotive	93,497	125,050	191	218,738
Other	40,658	5,975	252	46,885
Total revenues	$771,601	$377,349	$203,484	$1,352,434

Hardware revenue comprised of approximately $6.4 million of total product and license revenue for the three months ended June 30, 2019 and $21.5 million for the nine months ended June 30, 2019.
Contract Acquisition Costs
In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions and other direct, incremental costs to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of June 30, 2019, we had $18.6 million of current contract acquisition costs and $28.7 million of noncurrent contract acquisition costs. Commission expense is primarily included

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Sales and marketing expense on the condensed consolidated statements of operations. We had amortization expense of $4.3 million related to contract acquisition costs for the three months ended June 30, 2019 and $11.5 million for the nine months ended June 30, 2019. There was no impairment related to commission costs capitalized.
Capitalized Contract Costs
We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize and develop applications for each customer, which are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. These contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and five years. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify capitalized contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. At June 30, 2019, we had $7.0 million of short-term contract costs included with Prepaid expenses and other current assets and $95.2 million of long-term costs included within Other assets.
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
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets, and Other assets. As of June 30, 2019, we had $68.2 million of current contract assets and $102.9 million of noncurrent contract assets. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance as of October 1, 2018	$168,595
Revenues recognized but not billed	249,707
Amounts reclassified to accounts receivable	(247,156)
Balance at June 30, 2019	$171,146

Our contract liabilities, or Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify Deferred revenue as current or noncurrent based on when we expect to recognize the revenues. At June 30, 2019, we had $721.5 million of Deferred revenue. The table below shows significant changes in Deferred revenue of continuing operations (dollars in thousands):

Deferred revenue
Balance as of October 1, 2018	$693,272
Amounts bill but not recognized	712,594
Revenue recognized	(684,383)
Balance at June 30, 2019	$721,483

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2019 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$754,280	$1,066,562	$185,857	$2,006,699
The table above includes fixed backlogs and does not include variable backlog derived from continent usage-based activities, such as royalties and usage-based hosting revenue.
4. Disposition of Businesses
Sale of Imaging
On November 7, 2018, our Board of Directors approved the divestiture of our Imaging business. On November 11, 2018, we entered into a sale agreement (the “Agreement") with Project Leopard AcquireCo Limited, a private limited company incorporated under the laws of England and Wales (and an affiliate of Kofax, Inc.) (the “Buyer"), relating to the sale of our Imaging business for a total cash consideration of approximately $400.0 million, subject to certain customary post-closing adjustments as set forth in the Agreement. Pursuant to the Agreement, we sold and transferred, and Buyer purchased and acquired, (i) the shares of certain subsidiaries through which we operate a portion of our Imaging business and (ii) certain assets used in or related to the business; and the Buyer assumed certain liabilities related to such assets or the business, subject to certain exclusions and indemnities as set forth in the Agreement.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the results of the discontinued operations (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(ASC 606)	(ASC 605)	(ASC 606)	(ASC 605)
Major line items constituting net income of Imaging:
Revenue (a)	$—	$53,438	$67,430	$155,890
Cost of revenue	—	12,107	16,946	37,031
Research and development	—	6,299	7,557	21,066
Sales and marketing (a)	—	18,392	28,433	59,122
General and administrative	—	987	1,997	3,211
Amortization of intangible assets	—	4,261	5,219	12,757
Acquisition-related costs, net	—	—	(386)	—
Restructuring and other charges, net	—	3,895	13,251	5,194
Other	—	(200)	—	(38)
Income (loss) from discontinued operations before income taxes (a)	—	7,697	(5,587)	17,547
Provision (benefit) for income taxes	—	1,014	(2,688)	2,013
Gain on disposition	—	—	102,371	—
Net income from discontinued operations	$—	$6,683	$99,472	$15,534

Supplemental information:
Depreciation	—	167	391	917
Amortization	—	5,849	6,569	17,909
Stock compensation	—	1,703	7,103	5,471

Capital expenditures for all periods presented were de minimis.
(a) As more fully described in Note 2, as a result of the adoption of ASC 606 using the modified retrospective approach, Revenue for the six months ended March 31, 2019 reflected an increase of $2.4 million due to the upfront recognition of term licenses and the re-allocation of contract consideration to performance obligations based upon standalone selling prices; Sales and marketing expense for the six months ended March 31, 2019 reflected a decrease of $1.4 million due to the capitalization and amortization of commission expense; and the provision for income taxes for the three months ended March 31, 2019 reflected an increase in tax benefit of $1.6 million related to the tax effect of the ASC 606 adjustments.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spin-off of Automotive
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
Other Dispositions
In connection with our efforts to wind down a portion of our SRS business, which provides value-added services to mobile operators in India and Brazil ("Mobile Operator Services"), in May 2019, we completed the sale of our Mobile Operator Services business in Brazil, and in July 2019, we completed the sale of our Mobile Operator Services business in India. The sale prices and any gain or loss was immaterial.
5. Business Acquisitions
We continue to expand our solutions and integrate our technologies in new offerings through acquisitions. A summary of our acquisition activities is as follows:
Fiscal Year 2018
For the nine months ended June 30, 2018, we completed several acquisitions in our Healthcare and Automotive segment for total cash consideration of $113.1 million and contingent payments with a fair value of $2.0 million and effective settlement of the preexisting relationship with the acquiree of $12.9 million. As a result, we recognized goodwill of $65.1 million and other intangible assets of $60.8 million, with a weighted average life of 6.0 years. Such acquisitions were not significant individually or in aggregate to our condensed consolidated financial statements for the periods presented.
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
A summary of acquisition-related costs, net is as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Transition and integration costs	$1,531	$5,370	$6,623	$12,799
Professional service fees	950	1,254	1,406	2,705
Acquisition-related adjustments	(1,327)	(1,708)	(1,806)	(2,667)
Total	$1,154	$4,916	$6,223	$12,837

6. Goodwill and Intangible Assets
The changes in the carrying amount of Goodwill by reportable segment for the nine months ended June 30, 2019 are as follows (dollars in thousands):

Goodwill

	Healthcare	Enterprise	Automotive	Other	Total
Balance as of September 30, 2018	$1,430,325	$683,347	$1,119,947	$13,486	$3,247,105
Purchase accounting adjustments	113	—	(172)	—	(59)
Effect of foreign currency translation	(1,354)	(1,240)	(1,532)	(227)	(4,353)
Balance at June 30, 2019	$1,429,084	$682,107	$1,118,243	$13,259	$3,242,693

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets
The changes in the carrying amount of Intangible assets for the nine months ended June 30, 2019 are as follows (dollars in thousands):

Intangible Assets
Balance as of September 30, 2018	$450,001
Acquisitions	1,488
Amortization	(78,126)
Effect of foreign currency translation	(429)
Balance at June 30, 2019	$372,934
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
Also during the second quarter of fiscal year 2018, our Subscriber Revenue Services ("SRS") reporting unit, originally included within our Mobile operating segment, recorded significantly lower revenue and profitability due to recent market disruptions in certain markets that we serve. We concluded that these financial results coupled with the rapid market shifts being experienced in the industry were factors that represented impairment indicators, triggering a review of Goodwill and indefinite-lived intangible assets for impairment during the second quarter of fiscal year 2018. Based on the result of the impairment assessment, the carrying value of SRS exceeded its fair value by $94.3 million. In addition, we recorded an $8.5 million deferred tax benefit related to SRS’s Goodwill, which is amortized over time for tax purposes, and therefore increased the impairment charge by the same amount. As a result, we recorded a Goodwill impairment charge of $102.8 million related to SRS for the second quarter of fiscal year 2018. After the impairment charge, Goodwill assigned to SRS was $17.8 million as of March 31, 2018. The assessment did not result in any impairment charge of Other intangible assets.
Wind-down of Devices and Mobile Operator Services and Annual Goodwill Impairment Analysis
During the fourth quarter of fiscal year 2018, in connection with our strategic business review announced in our earnings release issued on May 9, 2018, we restructured our SRS business by separating the voicemail transcription services business ("Voice-to-Text"), which will continue to operate as part of the Other Segment, and commenced a wind-down of our SRS Mobile Operator Services in India and Brazil, and our Devices businesses. The SRS business provides value-added services to mobile operators in India and Brazil ("Mobile Operator Services"). As a result, we revised our multi-year operating plans of Mobile Operator Services and Devices businesses, as part of our fiscal year 2019 budgeting process, to reflect a significant decline in revenue and operating income. The wind-down decision has resulted in significantly lower estimated future cash flows over a considerably shorter time horizon, which triggered a review of Goodwill and long-lived asset groups for impairment.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At June 30, 2019 and September 30, 2018, we had outstanding contracts with a total notional value of $153.3 million and $117.1 million, respectively.
We did not designate any forward contracts as hedging instruments for the nine months ended June 30, 2019 or 2018. Therefore, changes in fair value of foreign currency forward contracts were recognized within Other income (expense), net in our condensed consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our condensed consolidated statement of cash flows.
A summary of the derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		June 30, 2019	September 30, 2018
Foreign currency forward contracts	Prepaid expenses and other current assets	$100	$143
Foreign currency forward contracts	Accrued expenses and other current liabilities	(109)	(1,192)

A summary of income (loss) related to the derivative instruments for the three and nine months ended June 30, 2019 and 2018 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives Not Designated as Hedges	Income (Loss) Recognized	2019	2018	2019	2018
Foreign currency forward contracts	Other income (expense), net	$(799)	$(1,597)	$(359)	$(2,381)

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and September 30, 2018 consisted of the following (dollars in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$386,071	$—	$—	$386,071
Time deposits(b)	—	91,147	—	91,147
Commercial paper, $39,113 at cost(b)	—	39,409	—	39,409
Corporate notes and bonds, $42,292 at cost(b)	—	42,358	—	42,358
Foreign currency exchange contracts(b)	—	100	—	100
Total assets at fair value	$386,071	$173,014	$—	$559,085
Liabilities:
Foreign currency exchange contracts(b)	$—	$(109)	$—	$(109)
Contingent acquisition payments(c)	—	—	(889)	(889)
Total liabilities at fair value	$—	$(109)	$(889)	$(998)

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$200,004	$—	$—	$200,004
Time deposits(b)	—	88,158	—	88,158
Commercial paper, $27,194 at cost(b)	—	27,363	—	27,363
Corporate notes and bonds, $57,563 at cost(b)	—	57,417	—	57,417
Foreign currency exchange contracts(b)	—	143	—	143
Total assets at fair value	$200,004	$173,081	$—	$373,085
Liabilities:
Foreign currency exchange contracts(b)	$—	$(1,192)	$—	$(1,192)
Contingent acquisition payments(c)	—	—	(4,000)	(4,000)
Total liabilities at fair value	$—	$(1,192)	$(4,000)	$(5,192)

(a)	Money market funds are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.

(b)
Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and Corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.50 years as of June 30, 2019 and 0.61 years as of September 30, 2018.

(c)	The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.

The estimated fair value of our long-term debt was approximately $2,112.7 million (face value $2,137.0 million) as of June 30, 2019 and $2,423.6 million (face value $2,437.0 million) as of September 30, 2018 based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of June 30, 2019 or September 30, 2018.

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
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$1,450	$11,752	$4,000	$8,648
Earn-out liabilities established at time of acquisition	—	1,500	—	2,000
Payments and foreign currency translation	—	(4,557)	(2,550)	(4,652)
Adjustments to fair value included in acquisition-related costs, net	(561)	(660)	(561)	2,039
Balance at end of period	$889	$8,035	$889	$8,035
Contingent acquisition payments are to be made in periods through fiscal year 2021. As of June 30, 2019, the maximum amount payable based on the agreements was $1.7 million if the specified performance targets are achieved.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2019	September 30, 2018
Compensation	$116,289	$174,984
Cost of revenue related liabilities	52,621	30,432
Consulting and professional fees	27,355	21,220
Accrued interest payable	12,681	21,326
Sales and other taxes payable	6,459	5,983
Facility-related liabilities	3,281	4,621
Sales and marketing incentives	2,508	1,889
Other	23,818	8,884
Total	$245,012	$269,339

10. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, or arise outside of the ordinary course of our business. The following table sets forth accrual activities relating to restructuring reserves for the nine months ended June 30, 2019 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2018	$9,690	$6,503	$16,193
Restructuring charges, net	19,104	2,553	21,657
Non-cash adjustment	(307)	(285)	(592)
Cash payments	(23,429)	(6,280)	(29,709)
Balance at June 30, 2019	$5,058	$2,491	$7,549

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While Restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the Restructuring and other charges, net associated with each segment (dollars in thousands):

	Three Months Ended June 30,
	2019					2018
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$222	$1	$223	$—	$223	$377	$—	$377	$—	$377
Enterprise	(165)	—	(165)	—	(165)	3,412	(197)	3,215	—	3,215
Automotive	(639)	32	(607)	14,778	14,171	1,233	—	1,233	—	1,233
Other	529	15	544	239	783	154	54	208	—	208
Corporate	730	354	1,084	22	1,106	1,148	893	2,041	(1,732)	309
Total	$677	$402	$1,079	$15,039	$16,118	$6,324	$750	$7,074	$(1,732)	$5,342

	Nine Months Ended June 30,
	2019					2018
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$4,672	$142	$4,814	$—	$4,814	$3,678	$25	$3,703	$—	$3,703
Enterprise	5,086	13	5,099	—	5,099	3,939	2,170	6,109	—	6,109
Automotive	5,224	1,707	6,931	27,291	34,222	2,233	—	2,233	—	2,233
Other	1,443	15	1,458	3,306	4,764	1,498	624	2,122	—	2,122
Corporate	2,679	676	3,355	8,414	11,769	2,339	951	3,290	10,335	13,625
Total	$19,104	$2,553	$21,657	$39,011	$60,668	$13,687	$3,770	$17,457	$10,335	$27,792

Fiscal Year 2019
For the nine months ended June 30, 2019, we recorded restructuring charges of $21.7 million, which included $19.1 million related to the termination of approximately 391 employees and $2.6 million related to certain excess facilities. Of these amounts, $1.1 million was recorded for the three months ended June 30, 2019, which included $0.7 million related to employee termination and $0.4 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $5.1 million to be substantially paid during fiscal year 2019, and the remaining balance of $2.5 million related to excess facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the nine months ended June 30, 2019, we recorded $8.7 million of professional services fees related to our corporate transformational efforts, $27.7 million costs related to the separation of our Imaging business and separation and stand-up of our Automotive business, and $3.3 million accelerated depreciation related to our Mobile Operator Services, offset in part by a $0.7 million cash receipt from insurance claims related to the malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"). For the three months ended June 30, 2019, we recorded $15.2 million costs related to the separation of our Imaging business and separation and stand-up of our Automotive business, $0.2 million accelerated depreciation related to our Mobile Operator Services, offset in part by $0.4 million income from insurance claims related to the 2017 Malware Incident.
Fiscal Year 2018
For the nine months ended June 30, 2018, we recorded restructuring charges of $17.5 million, which included $13.7 million related to the termination of approximately 280 employees and $3.8 million related to certain excess facilities. Of these amount, $7.1 million was recorded for the three months ended June 30, 2018, which included $6.3 million related to employee termination and $0.8 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the nine months ended June 30, 2018, we recorded $5.6 million expense related to the transition agreement with our former CEO and a $7.2 million expense related to our remediation and restoration efforts related to the 2017 Malware Incident, offset in part by a $2.5 million income from insurance claims related to the 2017 Malware Incident. For the three months ended June 30, 2018, we recorded a $2.8 million income from insurance claims related to the 2017 Malware Incident, offset in part by a $1.1 million expense related to the CEO transition.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Debt
As of June 30, 2019 and September 30, 2018, we had the following borrowing obligations (dollars in thousands):

	June 30, 2019	September 30, 2018
5.625% Senior Notes due 2026, net of deferred issuance costs of $4.6 million and $5.1 million, respectively. Effective interest rate 5.625%.	$495,364	$494,915
5.375% Senior Notes due 2020, net of deferred issuance costs of $1.2 million. Effective interest rate 5.375%.	—	298,759
6.000% Senior Notes due 2024, net of deferred issuance costs of $1.6 million and $1.8 million, respectively. Effective interest rate 6.000%.	298,452	298,220
1.000% Convertible Debentures due 2035, net of unamortized discount of $98.1 million and $116.9 million, respectively, and deferred issuance costs of $4.6 million and $5.6 million, respectively. Effective interest rate 5.622%.	573,840	553,973
2.750% Convertible Debentures due 2031. Effective interest rate 7.432%.	46,568	46,568
1.250% Convertible Debentures due 2025, net of unamortized discount of $74.4 million and $82.4 million, respectively, and deferred issuance costs of $3.3 million and $3.7 million, respectively. Effective interest rate 5.578%.	272,350	263,863
1.500% Convertible Debentures due 2035, net of unamortized discount of $25.3 million and $32.8 million, respectively, and deferred issuance costs of $0.9 million and $1.1 million, respectively. Effective interest rate 5.394%.	237,736	229,906
Deferred issuance costs related to our Revolving Credit Facility	(594)	(843)
Total debt	1,923,716	2,185,361
Less: current portion	—	—
Total long-term debt	$1,923,716	$2,185,361

The following table summarizes the maturities of our borrowing obligations as of June 30, 2019 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes	Total
2019	$—	$—	$—
2020	—	—	—
2021	—	—	—
2022	310,463	—	310,463
2023	676,488	—	676,488
Thereafter	350,000	800,000	1,150,000
Total before unamortized discount	1,336,951	800,000	2,136,951
Less: unamortized discount and issuance costs	(206,457)	(6,778)	(213,235)
Total long-term debt	$1,130,494	$793,222	$1,923,716

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after June 30, 2019.

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
At any time before December 15, 2021, we may redeem all or a portion of the 2026 Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2026 Senior Notes to be redeemed, plus a "make-whole" premium and accrued and unpaid interest to, but excluding, the redemption date. At any time on or after December 15, 2021, we may redeem all or a portion of the 2026 Senior Notes at certain redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.
5.375% Senior Notes due 2020
In August 2012, we issued $700.0 million aggregate principal amount of 5.375% Senior Notes due on August 15, 2020 in a private placement. In October 2012, we issued an additional $350.0 million aggregate principal amount of our 5.375% Senior Notes (collectively the "2020 Senior Notes"). The 2020 Senior Notes bear interest at 5.375% per year, payable in cash semi-annually in arrears. The 2020 Senior Notes are our unsecured senior obligations and are guaranteed on an unsecured senior basis by certain of our domestic subsidiaries, ("the Subsidiary Guarantors"). The 2020 Senior Notes and guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The 2020 Senior Notes and guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the 2020 Senior Notes.
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
In March 2019, we repurchased the remaining $300.0 million in aggregate principal amount of our 2020 Senior Notes at par using the proceeds from the sale of our Imaging business. As a result, we wrote off the remaining unamortized deferred issuance costs related to the repayment and recorded an extinguishment loss of $0.9 million for the three months ended March 31, 2019. Following this activity, we have fully repaid our 2020 Senior Notes and no amount remained outstanding.
6.000% Senior Notes due 2024
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
At any time before July 1, 2019, we may redeem all or a portion of the 2024 Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2024 Senior Notes to be redeemed, plus a "make-whole" premium and accrued and unpaid interest to, but excluding, the redemption date. At any time on or after July 1, 2019, we may redeem all or a portion of the 2024 Senior Notes at certain redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the "1.0% 2035 Debentures") in a private placement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $27.22 per share. At issuance, we allocated $495.4 million to long-term debt, and $181.1 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through December 2022. If we distribute to all holders of our common stock a per share dividend exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution (e.g. a spin-off), the holders will have the right to convert all or any portion of their debentures at the conversion ratio of 36.7360 shares per $1,000 principal amount, multiplied by the then current stock price. As of June 30, 2019, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
In October 2011, we issued $690.0 million in aggregate principal amount of 2.75% Senior Convertible Debentures due in 2031 (the "2.75% 2031 Debentures") in a private placement. The 2.75% 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2.75% 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2.75% 2031 Debentures on November 1, 2021, and 2026. The 2.75% 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2.75% 2031 Debentures. The 2.75% 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $32.30 per share. At issuance, we allocated $533.6 million to Long-term debt, and $156.4 million has been recorded as Additional paid-in capital, which is being amortized to Interest expense using the effective interest rate method through November 2017.
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
If we distribute to all holders of our common stock a per share dividend exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution (e.g. a spin-off), the holders will have the right to convert all or any portion of their debentures at the conversion ratio of 30.9610 shares per $1,000 principal amount, multiplied by the then current stock price. As of June 30, 2019, none of the conversion criteria were met for the 2.75% 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.25% Convertible Debentures due 2025
In March 2017, we issued $350.0 million in aggregate principal amount of 1.25% Senior Convertible Debentures due in 2025 (the "1.25% 2025 Debentures") in a private placement. The 1.25% 2025 Debentures mature on April 1, 2025. The 1.25% 2025 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.25% 2025 Debentures. The 1.25% 2025 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $22.22 per share. At issuance, we allocated $252.1 million to Long-

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term debt, and $97.9 million has been recorded as Additional paid-in capital, which is being amortized to Interest expense using the effective interest rate method through April 1, 2025. If we distribute to all holders of our common stock a per share dividend exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution (e.g. a spin-off), the holders will have the right to convert all or any portion of their debentures at the conversion ratio of 45.0106 shares per $1,000 principal amount, multiplied by the then current stock price. As of June 30, 2019, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.50% Senior Convertible Debentures due in 2035 (the "1.5% 2035 Debentures") in exchange for $256.2 million in aggregate principal amount of our 2031 Debentures. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.50% per year, payable in cash semi-annually in arrears. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. The initial conversion price is approximately $23.26 per share. At issuance, we allocated $208.6 million to Long-term debt, and $55.3 million has been recorded as Additional paid-in capital, which is being amortized to Interest expense using the effective interest rate method through November 2021. If we distribute to all holders of our common stock a per share dividend exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution (e.g. a spin-off), the holders will have the right to convert all or any portion of their debentures at the conversion ratio of 42.9978 shares per $1,000 principal amount, multiplied by the then current stock price. As of June 30, 2019, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Facility"), which expires on April 15, 2021, provides for aggregate borrowing commitments of $242.5 million, including the revolving facility loans, the swingline loans and issuance of letters of credit. As of June 30, 2019, after taking into account the outstanding letters of credit of $5.8 million, we had $236.7 million available for borrowing under the Revolving Credit Facility. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. As of June 30, 2019, we are in compliance with all the debt covenants.
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
We repurchased 1.7 million shares of our common stock for $29.6 million for the three months ended June 30, 2019 and 7.8 million shares of our common stock for $120.9 million for the nine months ended June 30, 2019. For the three and nine months ended June 30, 2018, we repurchased 8.1 million shares of our common stock for $112.0 million under the program. Since the commencement of the program, we have repurchased an aggregate of 63.9 million shares for $1,063.6 million. The amount paid in excess of par value is recognized in Additional paid in capital. Shares were retired upon repurchase. As of June 30, 2019, approximately $436.4 million remained available for future repurchases under the program.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Net Income (Loss) Per Share
The following table sets forth the computation for basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) from continuing operations	$9,259	$(20,720)	$6,209	$(140,396)
Net income from discontinued operations	—	6,683	99,472	15,534
Net income (loss)	$9,259	$(14,037)	$105,681	$(124,862)

Denominator:
Weighted average common shares outstanding — basic	285,942	292,663	285,064	292,703
Dilutive effect of employee stock compensation plans	2,706	—	3,089	—
Weighted average common shares outstanding — diluted	288,648	292,663	288,153	292,703

Net income (loss) per common share - basic:
Continuing operations	$0.03	$(0.07)	$0.02	$(0.48)
Discontinued operations	—	0.02	0.35	0.05
Total net income (loss) per basic common share	$0.03	$(0.05)	$0.37	$(0.43)

Net income (loss) per common share - diluted:
Continuing operations	$0.03	$(0.07)	$0.02	$(0.48)
Discontinued operations	—	0.02	0.35	0.05
Total net income (loss) per diluted common share	$0.03	$(0.05)	$0.37	$(0.43)

Anti-dilutive equity instruments excluded from the calculation	527	4,408	673	3,838
Contingently issuable awards excluded from the calculation (a)	2,555	1,975	2,542	1,801

(a) Certain contingently issuable awards were excluded from the determination of dilutive net income per share as the conditions were not met at the end of the reporting period.
14. Stock-Based Compensation
On January 17, 2019, our shareholders approved amendments to the Company’s amended and restated 2000 Stock Plan (the "Amended and Restated 2000 Stock Plan"). The Amended and Restated 2000 Stock Plan (i) increases the number of shares issuable from 82,250,000 to 83,500,000 shares; (ii) permits the Company’s Board of Directors (the "Board") to make proportional adjustments to outstanding awards affected by a change in the Company’s capital structure, and in addition to or in lieu of such adjustments, to permit the Board to pay dividends, dividend equivalents, or similar rights in conjunction to any such changes in the Company’s capital structure; and (iii) contains certain updates to reflect changes in law relating to Section 162(m).
As of June 30, 2019, we had 8.5 million shares available for future grants under the Amended and Restated 2000 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. The amounts included in the condensed consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Cost of hosting and professional services	$7,280	$6,790	$20,093	$20,474
Cost of product and licensing	197	114	593	492
Cost of maintenance and support	583	551	730	1,770
Research and development	10,262	8,034	26,912	24,798
Sales and marketing	7,593	8,461	24,488	25,997
General and administrative	10,017	9,549	27,327	27,935
Total	$35,932	$33,499	$100,143	$101,466

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The table below summarizes activities related to stock options for the nine months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
Outstanding at September 30, 2018	19,144	$17.31
Exercised	(1,500)	$12.79
Expired	(4,528)	$17.89
Outstanding at June 30, 2019	13,116	$17.63	2.7 years	$0.02	million
Exercisable at June 30, 2019	13,116	$17.63	2.7 years	$0.02	million
Exercisable at June 30, 2018	20,504	$17.16	2.5 years	$0.10	million

(a)	The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of June 30, 2019 ($15.97) over the exercise price of the underlying options.
The aggregate intrinsic values of stock options exercised during the nine months ended June 30, 2019 and 2018 were de minimis.

Restricted Units
Restricted units are not included in issued and outstanding common stock until the units are vested and underlying shares are released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the nine months ended June 30, 2019:

	Number of Shares Underlying Restricted Units — Contingent Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2018	3,039,568	6,872,087
Granted	1,342,836	6,214,882
Earned/released	(1,386,735)	(5,220,312)
Modification (a)	(296,759)	296,759
Forfeited	(688,835)	(1,159,444)
Outstanding at June 30, 2019	2,010,075	7,003,972
Weighted average remaining recognition period of outstanding restricted units	1.6 years	1.6 years
Unrecognized stock-based compensation expense of outstanding restricted units	$27.0 million	$62.2 million
Aggregate intrinsic value of outstanding restricted units (b)	$32.1 million	$111.9 million

(a)	296,759 shares of contingently issuable awards were modified to time-based awards with only service conditions in December 2018.

(b)
The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of June 30, 2019 ($15.97) over the purchase price of the underlying restricted units.

A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2019	2018
Weighted-average grant-date fair value per share	$17.30	$15.76
Total intrinsic value of shares vested (in millions)	$106.1	$115.3

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Income Taxes
The components of income (loss) from continuing operations before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Domestic	$(4,912)	$(42,438)	$(20,475)	$(162,305)
Foreign	21,957	31,277	34,498	(45,508)
Income (loss) before income taxes	$17,045	$(11,161)	$14,023	$(207,813)
The components of provision (benefit) for income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Domestic	$(3,086)	$(339)	$(8,805)	$(76,130)
Foreign	10,872	9,898	16,619	8,713
Provision (benefit) for income taxes	$7,786	$9,559	$7,814	$(67,417)
Effective tax rate	45.7%	(85.6)%	55.7%	32.4%

The effective tax rates were estimated based upon estimated income for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate statutory income tax rate in foreign jurisdictions is lower than our statutory income tax rate in the United States; the majority of our income before provision for income taxes from foreign operations has been earned by subsidiaries in Ireland. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.

Our effective income tax rate was 45.7% for the three months ended June 30, 2019, compared to (85.6)% for the three months ended June 30, 2018. The effective tax rates for the three months ended June 30, 2019 and June 30, 2018 differed from the U.S. federal statutory rates of 21.0% and 24.53%, respectively, primarily due to the valuation allowance related to losses in the United States.

Our effective income tax rate was 55.7% for the nine months ended June 30, 2019, compared to 32.4% for the nine months ended June 30, 2018. The effective tax rates for the nine months ended June 30, 2019 and June 30, 2018 differed from the U.S. federal statutory rates of 21.0% and 24.53%, respectively, primarily due to the valuation allowance related to losses in the United States. Additionally, for the nine months ended June 30, 2018, we recognized approximately $87.0 million of deferred tax benefit from the remeasurement of deferred tax assets and liabilities offset by approximately $2.0 million estimated tax provision for deemed repatriated foreign earnings as a result of the Tax Cuts and Jobs Act ("TCJA") enacted in December 2017.

In July 2019, we completed an intra-entity transfer from Bermuda to Europe of certain intangible property ("IP") rights associated with certain technology portfolios. This transfer is expected to result in a deferred income tax benefit for local tax purposes. We are still evaluating the analysis, which is expected to be completed in the fourth quarter of fiscal year 2019.

16. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date we evaluate contingent liabilities associated with these matters in accordance with ASC 450 "Contingencies." If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods, which may have a material impact on our results of operations and financial position. As of June 30, 2019, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
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
Additionally, we entered into a service agreement (the "Service Agreement") with Magnet, pursuant to which, Magnet would provide engineering services to assist in integrating the licensed technology into certain of our Enterprise solutions. The fees under the Service Agreement total $2.0 million, payable in six equal monthly installments upon the signature of the statement of work, which was finalized within 90 days following the effective date of the License Agreement. We incurred $2.0 million service costs by the time the integration service was completed on March 31, 2019.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
The Other segment includes our SRS business and our Devices business. Our SRS business provides value-added services to mobile operators in India and Brazil ("Mobile Operator Services") and voicemail transcription services to mobile operators in the rest of the world ("Voicemail-to-Text"). Our Devices business provides speech recognition solutions and predictive text technologies to handset devices. Our Devices revenue has been declining due to the ongoing consolidation of our handset manufacturer customer base and continued erosion of our penetration of the remaining market. During the fourth quarter of fiscal 2018, in connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses. In May 2019, we completed the sale of our Mobile Operator Services business in Brazil, and July 2019, we completed the sale of our Mobile Operator Services business in India. The sale prices and any gain or loss was immaterial.

As more fully described in Note 4, effective the first quarter of fiscal year 2019, the results of our Imaging segment, previously a reportable segment, have been included within discontinued operations due to the completion of the sale of Imaging on February 1, 2019. As a result, effective the first quarter of fiscal year 2019, we changed our corporate overhead allocation methodology to re-allocate the stranded costs related to our Imaging business to the remaining operating segments included within continuing operations. Our segment presentation for the three and nine months ended June 30, 2018 has been restated to reflect the re-allocation of stranded costs. For the three months ended June 30, 2019 and 2018, $1.9 million and $2.1 million of stranded costs have been included within total segment profits and re-allocated to Healthcare, Enterprise, Automotive, and Other; for the nine months ended June 30, 2019 and 2018, $3.7 million and $5.9 million of stranded costs have been included within total segment profits and re-allocated to Healthcare, Enterprise, Automotive, and Other.
We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to Income (loss) before income taxes (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Segment revenues:	(ASC 606)	(ASC 605)	(ASC 606)	(ASC 605)
Healthcare	$228,384	$236,194	$704,911	$742,969
Enterprise	137,888	119,596	383,217	352,862
Automotive	72,982	73,754	222,406	204,202
Other	11,790	22,241	46,885	74,328
Total segment revenues	451,044	451,785	1,357,419	1,374,361
Less: acquisition-related revenues adjustments	(1,847)	(2,336)	(4,985)	(11,495)
Total revenues	449,197	449,449	1,352,434	1,362,866
Segment profit:
Healthcare	79,978	76,504	247,036	238,966
Enterprise	40,820	32,513	109,015	95,078
Automotive	30,662	27,963	76,627	79,708
Other	4,378	2,967	15,819	12,298
Total segment profit	155,838	139,947	448,497	426,050
Corporate expenses and other, net	(36,904)	(41,135)	(104,963)	(148,214)
Acquisition-related revenues	(1,849)	(2,336)	(4,985)	(11,495)
Stock-based compensation	(35,932)	(33,499)	(100,143)	(101,466)
Amortization of intangible assets	(25,391)	(32,028)	(78,126)	(95,838)
Acquisition-related costs, net	(1,154)	(4,916)	(6,223)	(12,837)
Restructuring and other charges, net	(16,118)	(5,342)	(60,668)	(27,792)
Impairment of goodwill	—	—	—	(137,907)
Other expenses, net	(21,445)	(31,852)	(79,366)	(98,314)
Income (loss) before income taxes	$17,045	$(11,161)	$14,023	$(207,813)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(ASC 606)	(ASC 605)	(ASC 606)	(ASC 605)
United States	$337,411	$333,809	$1,019,945	$1,014,295
International	111,786	115,640	332,489	348,571
Total revenues	$449,197	$449,449	$1,352,434	$1,362,866

19. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest paid	$22,657	$22,536	$63,411	$71,244
Income taxes paid	$7,058	$2,530	$14,272	$9,895

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

•	our future bookings, revenues, cost of revenues, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;

•	our strategy relating to our segments;

•	our programs to reduce costs and optimize processes;

•	market trends;

•	technological advancements;

•	the potential of future product releases;

•	our product development plans and the timing, amount and impact of investments in research and development;

•	future acquisitions, divestitures and other strategic transactions, and anticipated benefits from such transactions;

•	international operations and localized versions of our products; and

•	the conduct, timing and outcome of legal proceedings and litigation matters.
You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue" or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in Item 1A — "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.
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

•
Other. The Other segment includes our SRS business and our Devices business. Our SRS business provides value-added services to mobile operators in India and Brazil ("Mobile Operator Services") and voicemail transcription services to mobile operators in the rest of the world ("Voicemail-to-Text"). Our Devices business provides speech recognition solutions and predictive text technologies for handset devices. During the fourth quarter of fiscal year 2018, in connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses. In May 2019, we completed the sale of our Mobile Operator Services business in Brazil, and in July 2019, we completed the sale of our Mobile Operator Services business in India. The sale prices and any gain or loss was immaterial.

•
Discontinued Operations. On November 11, 2018, we entered into a definitive stock purchase agreement, pursuant to which we agreed to sell our Imaging business and associated assets for a total cash consideration of approximately $400.0 million. On February 1, 2019, we completed the sale of the Imaging business and the proceeds received at closing was $404.0 million, net of related fees and expenses, and subject to certain customary post-closing adjustments. Effective the first quarter of fiscal year 2019, Imaging's results of operations have been included within discontinued operations and its assets and liabilities within held for sale on our condensed consolidated financial statements.

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
A summary of key financial metrics for the nine months ended June 30, 2019, as compared to the nine months ended June 30, 2018, is as follows:

•	Total revenues under ASC 606 was $1,352.4 million for the nine months ended June 30, 2019, as compared to $1,362.9 million under ASC 605 for the nine months ended June 30, 2018;

•
Net income from continuing operations under ASC 606 for the nine months ended June 30, 2019 was $6.2 million, compared to a net loss of $140.4 million under ASC 605 the nine months ended June 30, 2018;

•	Gross margins under ASC 606 for the nine months ended June 30, 2019 was 56.7%, compared to 54.0% under ASC 605 for the nine months ended June 30, 2018;

•	Operating margins under ASC 606 for the nine months ended June 30, 2019 was 6.9%, compared to (8.0)% under ASC 605 for nine months ended June 30, 2018; and

•	Operating cash flows from continuing operations increased by $35.4 million to $292.8 million for the nine months ended June 30, 2019, compared to $257.4 million for the nine months ended June 30, 2018
As of June 30, 2019, as compared to September 30, 2018:

•
Total deferred revenue decreased by 6% to $721.5 million as of June 30, 2019 from $765.0 million as of September 30, 2018. Deferred revenue decreased by approximately $43.5 million, primarily as a result of the ASC 606 implementation, offset in part by the continued growth of our Automotive connected solutions and Healthcare bundled offerings.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Hosting and professional services	$260.9	$268.8	$253.6	$15.2	6.0%
Product and licensing	121.8	127.4	132.8	(5.4)	(4.1)%
Maintenance and support	66.5	62.1	63.1	(1.0)	(1.6)%
Total revenues	$449.2	$458.3	$449.4	$8.9	2.0%
United States	$337.4	$341.3	$333.8	$7.5	2.2%
International	111.8	117.0	115.6	1.4	1.2%
Total revenues	$449.2	$458.3	$449.4	$8.9	2.0%

	Nine Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Hosting and professional services	$771.6	$800.8	$785.0	$15.8	2.0%
Product and licensing	377.3	386.9	388.0	(1.1)	(0.3)%
Maintenance and support	203.5	183.3	189.9	(6.6)	(3.5)%
Total revenues	$1,352.4	$1,371.0	$1,362.9	$8.1	0.6%
United States	$1,019.9	$1,030.0	$1,014.3	$15.7	1.5%
International	332.5	341.0	348.6	(7.6)	(2.2)%
Total revenues	$1,352.4	$1,371.0	$1,362.9	$8.1	0.6%
The geographic split under ASC 606 was 75% of total revenues in the United States and 25% internationally for the three months ended June 30, 2019. The geographic split under ASC 605 was 74% of total revenues in the United States and 26% internationally for the three months ended June 30, 2019, as compared to 74% of total revenues in the United States and 26% internationally for the three months ended June 30, 2018.
The geographic split under ASC 606 was 75% of total revenues in the United States and 25% internationally for the nine months ended June 30, 2019. The geographic split under ASC 605 was 75% of total revenues in the United States and 25% internationally for the nine months ended June 30, 2019, as compared to 74% of total revenues in the United States and 26% internationally for the nine months ended June 30, 2018.

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

	Three Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Hosting revenue	$207.3	$205.9	$190.3	$15.6	8.2%
Professional services revenue	53.6	63.0	63.3	(0.3)	(0.5)%
Hosting and professional services revenue	$260.9	$268.8	$253.6	$15.2	6.0%
As a percentage of total revenue	58.1%	58.7%	56.4%

	Nine Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Hosting revenue	$608.7	$628.9	$569.9	$59.0	10.4%
Professional services revenue	162.9	171.9	215.2	(43.3)	(20.1)%
Hosting and professional services revenue	$771.6	$800.8	$785.0	$15.8	2.0%
As a percentage of total revenue	57.1%	58.4%	57.6%
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Hosting revenue under ASC 606 for the three months ended June 30, 2019 is $1.4 million higher compared to revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, Hosting revenue increased by $15.6 million, or 8.2%, primarily due to a $13.6 million increase in Healthcare, a $5.2 million increase in Enterprise segment, and a $4.2 million increase in our Automotive segment, which was partially offset by a $7.4 million decrease in our Other segment. Healthcare hosting revenue increased primarily due to the continued growth in our Dragon Medical cloud-based solutions, offset in part by a decline in our medical transcription services. Enterprise hosting revenue increased primarily due to the strength in our omni-channel hosting solutions. Automotive hosting revenue increased primarily driven by the continued market penetration of our speech recognition and infotainment platform services. Other segment hosting revenue decreased due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil. As a percentage of total revenue, Hosting revenue under ASC 605 increased from 42.3% to 44.9% for the three months ended June 30, 2019.
Professional services revenue under ASC 606 for the three months ended June 30, 2019 is $9.4 million lower compared to revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, Professional services revenue decreased by $0.3 million, or 0.5%, primarily due to an $8.4 million decrease in Healthcare, mostly offset by a $4.4 million increase in Enterprise and a $3.9 million increase in Automotive. Healthcare professional services revenue decreased primarily driven by lower revenue from the EHR implementation and optimization services. Enterprise professional services revenue increased primarily due to higher contact center service revenue as a result of the timing of the services rendered. Automotive professional services revenue increased primarily due to the timing of the services rendered. As a percentage of total revenue, Professional services revenue under ASC 605 decreased from 14.1% to 13.7% for the three months ended June 30, 2019.
Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018

Hosting revenue under ASC 606 for the nine months ended June 30, 2019 is $20.2 million lower compared to revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, Hosting revenue increased by $59.0 million, or 10.4%, primarily due to a $39.2 million increase in Healthcare, a $23.9 million increase in Enterprise segment, and a $12.3 million increase in our Automotive segment, which was partially offset by a $16.4 million decrease in our Other segment. Healthcare hosting revenue increased primarily due to the continued growth in our Dragon Medical cloud-based solutions, offset by in part by a decline in our medical transcription services. Enterprise hosting revenue increased primarily due to the strength in our omni-channel hosting solutions. Automotive hosting revenue increased primarily driven by the continued market penetration of our speech recognition and infotainment platform services. Other segment hosting revenue decreased due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil. As a percentage of total revenue, Hosting revenue under ASC 605 increased from 41.8% to 45.9% for the three months ended June 30, 2019.

Professional services revenue under ASC 606 for the nine months ended June 30, 2019 is $9.0 million lower compared to revenue under ASC 605 for the same period presented primarily due to re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, Professional services revenue decreased by $43.3 million, or 20.1% compared to the prior period, primarily due to lower revenue from the EHR implementation and optimization services in Healthcare. As a percentage of total revenue, Professional services revenue under ASC 605 decreased from 15.8% to 12.5% for the nine months ended June 30, 2019.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Product and licensing revenue	$121.8	$127.4	$132.8	$(5.4)	(4.1)%
As a percentage of total revenue	27.1%	27.8%	29.5%

	Nine Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Product and licensing revenue	$377.3	$386.9	$388.0	$(1.1)	(0.3)%
As a percentage of total revenue	27.9%	28.2%	28.5%
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Product and licensing revenue under ASC 606 for the three months ended June 30, 2019 is $5.6 million lower compared to revenue under ASC 605 for the same period, primarily due to the loss of revenue as a result of the upfront recognition of term license revenue on the opening balance sheet under ASC 606. Under ASC 605, Product and licensing revenue decreased by $5.4 million, or 4.1%, primarily due to a $3.1 million decrease in Enterprise, a $1.9 million decrease in Automotive, and a $2.2 million decrease in Other, which was offset in part by a $1.8 million increase in Healthcare. Enterprise product and licensing revenue decreased as a result of lower revenue from our contact center customers. Automotive product and licensing revenue decreased primarily due to lower royalties. Other Segment Product and licensing revenue decreased primarily due to the wind-down of Devices. Healthcare Product and licensing revenue increased primarily driven by higher Dragon Medical license revenue from international markets. As a percentage of total revenue, Product and licensing revenue under ASC 605 decreased from 29.5% to 27.8% for the three months ended June 30, 2019.
Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018
Product and licensing revenue under ASC 606 for the nine months ended June 30, 2019 is $9.5 million lower compared to revenue under ASC 605 for the same period, primarily due to the loss of revenue as a result of the upfront recognition of term license revenue on the opening balance sheet under ASC 606. Under ASC 605, Product and licensing revenue decreased by $1.1 million, or 0.3%, primarily due to a $4.9 million increase in Automotive and a $4.7 million increase in Healthcare, which was offset in part by a $10.1 million decrease in Other. Automotive Product and licensing revenue increased primarily due to higher royalties from existing and new customers. Healthcare Product and licensing revenue increased primarily driven by higher Dragon Medical license revenue from international markets. Other Segment Product and licensing revenue decreased primarily due to the wind-down of Devices. As a percentage of total revenue, Product and licensing revenue under ASC 605 decreased from 28.5% to 28.2% for the nine months ended June 30, 2019.

Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows Maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Maintenance and support revenue	$66.5	$62.1	$63.1	$(1.0)	(1.6)%
As a percentage of total revenue	14.8%	13.5%	14.0%

	Nine Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Maintenance and support revenue	$203.5	$183.3	$189.9	$(6.6)	(3.5)%
As a percentage of total revenue	15.0%	13.4%	13.9%
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Maintenance and support revenue under ASC 606 for the three months ended June 30, 2019 is $4.4 million higher compared to revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, Maintenance and support revenue decreased by $1.0 million, or 1.6%, primarily due to continued customers' transition from licenses to cloud-based solutions in Healthcare. As a percentage of total revenue, Maintenance and support revenue under ASC 605 decreased from 14.0% to 13.5% for the three months ended June 30, 2019.
Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018

Maintenance and support revenue on ASC 606 basis for the nine months ended June 30, 2019 is $20.1 million higher compared to revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, Maintenance and support revenue decreased by $6.6 million, or 3.5%, primarily due to continued customers' transition from licenses to cloud-based solutions in Healthcare. As a percentage of total revenue, Maintenance and support revenue under ASC 605 decreased from 13.9% to 13.4% for the nine months ended June 30, 2019.
COSTS AND EXPENSES
Cost of Hosting and Professional Services Revenue
Cost of hosting and professional services revenue primarily consists of compensation for services personnel, outside consultants and overhead, as well as the hardware, infrastructure and communications fees that support our hosting solutions. The following table shows the Cost of hosting and professional services revenue, in dollars and as a percentage of Professional services and hosting revenue (dollars in millions):

	Three Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of hosting and professional services revenue	$154.4	$161.0	$165.6	$(4.6)	(2.8)%
As a percentage of professional services and hosting revenue	59.2%	59.9%	65.3%

	Nine Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of hosting and professional services revenue	$471.2	$474.5	$517.4	$(42.9)	(8.3)%
As a percentage of professional services and hosting revenue	61.1%	59.3%	65.9%

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Cost of hosting and professional services revenue under ASC 606 for the three months ended June 30, 2019 is $6.6 million lower than the amount under ASC 605 for the same period, primarily due to a shift from the completed contract method to the percentage-of-completion method. Under ASC 605, Cost of hosting and professional services revenue decreased by $4.6 million, or 2.8%, primarily due to lower revenue related to EHR implementation and optimization services, offset in part by higher costs related to our Dragon Medical cloud-based solutions. Under ASC 605, gross margin increased by 5.4 percentage points primarily due to lower revenue from EHR implementation and optimization services, which carries lower margins. Also contributing to the margin improvement was the favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based solutions from lower-margin transcription services.
Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018
Cost of hosting and professional services revenue under ASC 606 for the nine months ended June 30, 2019 is $3.3 million lower than the amount under ASC 605 for the same period, primarily due to a shift from the completed contract method to the percentage-of-completion method. Under ASC 605, Cost of hosting and professional services revenue decreased by $42.9 million, or 8.3%, primarily due to lower revenue related to EHR implementation and optimization services, offset in part by higher costs related to our Dragon Medical cloud-based solutions. Under ASC 605, gross margin increased by 6.6 percentage points primarily due to lower revenue from EHR implementation and optimization services, which carries lower margins. Also contributing to the margin improvement was the favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based solutions from lower-margin transcription services.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the Cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of product and licensing revenue	$19.2	$17.7	$14.0	$3.7	26.4%
As a percentage of product and licensing revenue	15.8%	13.9%	10.5%

	Nine Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of product and licensing revenue	$61.9	$49.0	$41.9	$7.1	17.0%
As a percentage of product and licensing revenue	16.4%	12.7%	10.8%
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Cost of product and licensing revenue under ASC 606 for the three months ended June 30, 2019 is $1.5 million higher than the amount under ASC 605 for the same period, primarily due to the upfront recognition of third-party license royalties in connection with the upfront recognition of term license revenue. Under ASC 605, Cost of product and licensing revenue increased by $3.7 million, or 26.4%. Under ASC 605, gross margin decreased by 3.4 percentage points, primarily driven by higher royalty costs in Healthcare.
Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018
Cost of product and licensing revenue under ASC 606 for the nine months ended June 30, 2019 is $12.9 million higher than the amount under ASC 605 for the same period, primarily due to the upfront recognition of third-party license royalties in connection with the upfront recognition of term license revenue. Under ASC 605, Cost of product and licensing revenue increased by $7.1 million, or 17.0%. Under ASC 605, gross margin decreased by 1.9 percentage points, primarily driven by higher royalty costs in Healthcare.

Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the Cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of maintenance and support revenue	$8.2	$8.4	$9.6	$(1.2)	(12.5)%
As a percentage of maintenance and support revenue	12.3%	13.5%	15.2%

	Nine Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Cost of maintenance and support revenue	$24.9	$25.2	$28.6	$(3.4)	(11.9)%
As a percentage of maintenance and support revenue	12.2%	13.7%	15.1%
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Cost of maintenance and support revenue under ASC 606 for the three months ended June 30, 2019 is 0.2 million lower than the amount under ASC 605 for the same period, primarily due to the timing of recognition of third-party service costs. Under ASC 605, Cost of maintenance and support revenue decreased by $1.2 million, or 12.5%. Under ASC 605, gross margins increased by 1.7 percentage points primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.
Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018
Cost of maintenance and support revenue under ASC 606 for the nine months ended June 30, 2019 is 0.3 million lower than the amount under ASC 605 for the same period, primarily due to the timing of recognition of third-party service costs. Under ASC 605, Cost of maintenance and support revenue decreased by $3.4 million, or 11.9%. Under ASC 605, gross margins increased by 1.4 percentage points primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.
Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows R&D expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Research and development expense	$67.6	$67.6	$69.4	$(1.8)	(2.6)%
As a percentage of total revenue	15.0%	14.7%	15.4%

	Nine Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Research and development expense	$201.8	$201.8	$202.2	$(0.4)	(0.2)%
As a percentage of total revenue	14.9%	14.7%	14.8%

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
R&D expense decreased by $1.8 million, or 2.6%, primarily driven by lower compensation costs due to our recent costs saving initiatives, offset in part by our continued investment in product development and new technologies to support our long-term growth.

Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018
R&D expense decreased by $0.4 million, or 0.2%, primarily driven by lower compensation costs due to our recent costs saving initiatives, offset in part by our continued investment in product development and new technologies to support our long-term growth.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows Sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Sales and marketing expense	$72.2	$73.8	$77.8	$(4.0)	(5.1)%
As a percentage of total revenue	16.1%	16.1%	17.3%

	Nine Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Sales and marketing expense	$223.3	$224.4	$233.2	$(8.8)	(3.8)%
As a percentage of total revenue	16.5%	16.4%	17.1%

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Sales and marketing expense under ASC 606 for the three months ended June 30, 2019 reflected the amortization of capitalized sales commission expenses over the period of benefit, whereas sales commission was expensed as incurred under ASC 605. Under ASC 605, Sales and marketing expense decreased by $4.0 million, or 5.1%, primarily driven by lower sales headcount as a result of ongoing portfolio review and optimization.
Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018
Sales and marketing expense under ASC 606 for the nine months ended June 30, 2019 reflected the amortization of capitalized sales commission expenses over the period of benefit, whereas sales commission was expensed as incurred under ASC 605. Under ASC 605, Sales and marketing expense decreased by $8.8 million, or 3.8%, primarily driven by lower sales headcount as a result of ongoing portfolio review and optimization.
General and Administrative Expense
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
General and administrative expense	$46.4	$46.4	$49.7	$(3.3)	(6.6)%
As a percentage of total revenue	10.3%	10.1%	11.1%

	Nine Months Ended			ASC 605
	June 30,			Dollar Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
General and administrative expense	$130.9	$130.9	$174.6	$(43.7)	(25.0)%
As a percentage of total revenue	9.7%	9.5%	12.8%

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
G&A expense decreased by $3.3 million, or 6.6%, primarily due to higher professional service costs incurred in fiscal year 2018 related to evaluating strategic alternatives for certain businesses and legal expenses related to enforcing our intellectual property rights.
Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018
G&A expense decreased by $43.7 million, or 25.0%, primarily due to higher professional services costs incurred in fiscal year 2018 in connection with establishing Automotive as a separate reportable segment. Also contributing to the decrease was lower employee-related costs as a result of ongoing business review and other cost saving initiatives.
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

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2019	2018			2019	2018
Cost of revenue	$8.9	$12.2	$(3.3)	(26.9)%	$27.7	$38.7	$(11.0)	(28.5)%
Operating expenses	16.5	19.9	(3.4)	(16.9)%	50.4	57.1	(6.7)	(11.7)%
Total amortization expense	$25.4	$32.0	$(6.6)	(20.7)%	$78.1	$95.8	$(17.7)	(18.5)%
The decreases in total amortization of intangible assets for the three and nine months ended June 30, 2019, as compared to the prior year periods, were primarily due to certain intangible assets having been fully amortized or written off during fiscal year 2018.
Acquisition-Related Costs, Net
Acquisition-related costs include costs related to business and asset acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs, earn-out payments, and other costs related to integration activities; (ii) professional service fees, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) fair value adjustments to acquisition-related contingencies. A summary of the Acquisition-related cost, net is as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2019	2018			2019	2018
Transition and integration costs	$1.5	$5.4	$(3.8)	(71.5)%	$6.6	$12.8	$(6.2)	(48.3)%
Professional service fees	1.0	1.3	(0.3)	(24.2)%	1.4	2.7	(1.3)	(48.0)%
Acquisition-related adjustments	(1.3)	(1.7)	0.4	(22.3)%	(1.8)	(2.7)	0.9	(32.3)%
Total acquisition-related costs, net	$1.2	$4.9	$(3.8)	(76.5)%	$6.2	$12.8	$(6.6)	(51.5)%
The decreases in Acquisition-related cost, net for the three and nine months ended June 30, 2019, as compared to the prior year periods, were primarily due to the decrease in transition and integration costs driven by reduced acquisition activities.

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

	Three Months Ended June 30,
	2019					2018
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$222	$1	$223	$—	$223	$377	$—	$377	$—	$377
Enterprise	(165)	—	(165)	—	(165)	3,412	(197)	3,215	—	3,215
Automotive	(639)	32	(607)	14,778	14,171	1,233	—	1,233	—	1,233
Other	529	15	544	239	783	154	54	208	—	208
Corporate	730	354	1,084	22	1,106	1,148	893	2,041	(1,732)	309
Total	$677	$402	$1,079	$15,039	$16,118	$6,324	$750	$7,074	$(1,732)	$5,342

	Nine Months Ended June 30,
	2019					2018
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$4,672	$142	$4,814	$—	$4,814	$3,678	$25	$3,703	$—	$3,703
Enterprise	5,086	13	5,099	—	5,099	3,939	2,170	6,109	—	6,109
Automotive	5,224	1,707	6,931	27,291	34,222	2,233	—	2,233	—	2,233
Other	1,443	15	1,458	3,306	4,764	1,498	624	2,122	—	2,122
Corporate	2,679	676	3,355	8,414	11,769	2,339	951	3,290	10,335	13,625
Total	$19,104	$2,553	$21,657	$39,011	$60,668	$13,687	$3,770	$17,457	$10,335	$27,792

Fiscal Year 2019
For the nine months ended June 30, 2019, we recorded restructuring charges of $21.7 million, which included $19.1 million related to the termination of approximately 391 employees and $2.6 million related to certain excess facilities. Of these amounts, $1.1 million was recorded for the three months ended June 30, 2019, which included $0.7 million related to employee termination and $0.4 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $5.1 million to be substantially paid during fiscal year 2019, and the remaining balance of $2.5 million related to excess facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the nine months ended June 30, 2019, we recorded $8.7 million of professional services fees related to our corporate transformational efforts, $27.7 million costs related to the separation of our Imaging business and separation and stand-up of our Automotive business, and $3.3 million accelerated depreciation related to our Mobile Operator Services, offset in part by a $0.7 million cash receipt from insurance claims related to the malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"). For the three months ended June 30, 2019, we recorded $15.2 million costs related to the separation of our Imaging business and separation and stand-up of our Automotive business, $0.2 million accelerated depreciation related to our Mobile Operator Services, offset in part by $0.4 million income from insurance claims related to the 2017 Malware Incident.
Fiscal Year 2018
For the nine months ended June 30, 2018, we recorded restructuring charges of $17.5 million, which included $13.7 million related to the termination of approximately 280 employees and $3.8 million related to certain excess facilities. Of these amount, $7.1 million was recorded for the three months ended June 30, 2018, which included $6.3 million related to employee termination and $0.8 million related to certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the nine months ended June 30, 2018, we recorded $5.6 million expense related to the transition agreement with our former CEO and a $7.2 million expense related to our remediation and restoration efforts related to the 2017 Malware Incident, offset in part by a $2.5 million income from insurance claims related to the 2017 Malware Incident. For the three months ended June 30, 2018, we recorded a $2.8 million income from insurance claims related to the 2017 Malware Incident, offset in part by a $1.1 million expense related to the CEO transition.

Impairment of Goodwill
Fiscal Year 2018
As more fully described in Note 6 of the accompanying condensed consolidated financial statements, for the three and nine months ended June 30, 2018, we recorded a goodwill impairment charge of $138.0 million related to Other segment, with $35.1 million related to Devices and $102.8 million related to Mobile Operator Services.

Other (Expense) Income, Net
A summary is as follows (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2019	2018			2019	2018
Interest income	$3.8	$2.5	$1.3	51.6%	$10.0	$6.9	$3.1	44.5%
Interest expense	(28.4)	(33.8)	5.5	(16.2)%	(91.8)	(103.8)	12.0	(11.6)%
Other income (expense), net	3.2	(0.9)	4.0	(455.6)%	2.4	(1.5)	3.9	(260.1)%
Total other expense, net	$(21.4)	$(32.3)	$10.8	(33.5)%	$(79.4)	$(98.4)	$19.0	(19.3)%
The decrease in interest expense for the three and nine months ended June 30, 2019 was primarily due to the repurchase of $150.0 million of outstanding 5.375% Senior Notes due 2020 in September 2018 and the redemption of the $331.2 million outstanding 2.750% convertible debentures in November 2017. Additionally, in March 2019, we redeemed $300.0 million of our 5.375% Senior Notes due 2020 with the net proceeds from the sale of Imaging.
Provision (Benefit) for Income Taxes
The following table shows the Provision (benefit) for income taxes and the effective income tax rate (dollars in millions):

	Three Months Ended		Dollar Change	Percent Change	Nine Months Ended		Dollar Change	Percent Change
	June 30,				June 30,
	2019	2018			2019	2018
Provision (benefit) for income taxes	$7.8	$9.6	$(1.8)	(18.5)%	$7.8	$(67.4)	$75.2	(111.6)%
Effective income tax rate	45.7%	(85.6)%			55.7%	32.4%

Our effective income tax rate was 45.7% for the three months ended June 30, 2019, compared to (85.6)% for the three months ended June 30, 2018. The effective tax rates for the three months ended June 30, 2019 and June 30, 2018 differed from the U.S. federal statutory rates of 21.0% and 24.53%, respectively, primarily due to the valuation allowance related to losses in the United States.

Our effective income tax rate was 55.7% for the nine months ended June 30, 2019, compared to 32.4% for the nine months ended June 30, 2018. The effective tax rates for the nine months ended June 30, 2019 and June 30, 2018 differed from the U.S. federal statutory rates of 21.0% and 24.53%, respectively, primarily due to the valuation allowance related to losses in the United States. Additionally, for the nine months ended June 30, 2018, we recognized approximately $87.0 million of deferred tax benefit from the remeasurement of deferred tax assets and liabilities offset by approximately $2.0 million estimated tax provision for deemed repatriated foreign earnings as a result of the Tax Cuts and Jobs Act ("TCJA") enacted in December 2017.

In July 2019, we completed an intra-entity transfer from Bermuda to Europe of certain intangible property ("IP") rights associated with certain technology portfolios. This transfer is expected to result in a deferred income tax benefit for local tax purposes. We are still evaluating the analysis, which is expected to be completed in the fourth quarter of fiscal year 2019.
Net Income from Discontinued Operations

As more fully described in Note 4 to the accompanying condensed consolidated financial statements, on November 11, 2018, we entered into a definitive stock purchase agreement, pursuant to which we agreed to sell our Imaging business and associated assets for a total cash consideration of approximately $400.0 million. The transaction closed on February 1, 2019. Effective the first quarter of fiscal year 2019, we present Imaging's results of operations within discontinued operations.

SEGMENT ANALYSIS
As more fully described in Note 4, effective the first quarter of fiscal year 2019, the results of our Imaging segment, previously a reportable segment, have been included within discontinued operations due to the completion of the sale on February 1, 2019. As a result, effective the first quarter of fiscal year 2019, we changed our corporate overhead allocation methodology to re-allocate the stranded costs related to our Imaging business to the remaining operating segments included within continuing operations. Our segment presentation for the three and nine months ended June 30, 2018 has been restated to reflect the re-allocation of stranded costs. For the three months ended June 30, 2019 and 2018, $1.9 million and $2.1 million of stranded costs have been included within total segment profits and re-allocated to Healthcare, Enterprise, Automotive, and Other; for the nine months ended June 30, 2019 and 2018, $3.7 million and $5.9 million of stranded costs have been included within total segment profits and re-allocated to Healthcare, Enterprise, Automotive, and Other.

The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended			ASC 605
	June 30,			Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Segment Revenues(a):
Healthcare	$228.4	$239.8	$236.2	$3.6	1.5%
Enterprise	137.9	128.7	119.6	9.1	7.6%
Automotive	73.0	79.6	73.8	5.8	7.9%
Other	11.8	12.1	22.2	(10.1)	(45.6)%
Total segment revenues	$451.0	$460.2	$451.8	$8.4	1.9%
Less: acquisition related revenues adjustments	(1.8)	(1.9)	(2.3)	0.4	(20.0)%
Total revenues	$449.2	$458.3	$449.4	$8.9	2.0%
Segment Profit:
Healthcare	$80.0	$83.6	$76.5	$7.1	9.2%
Enterprise	40.8	38.3	32.5	5.8	17.7%
Automotive	30.7	31.6	28.0	3.6	13.0%
Other	4.4	4.7	3.0	1.7	58.0%
Total segment profit	$155.8	$158.1	$139.9	$18.2	13.0%
Segment Profit Margin:
Healthcare	35.0%	34.8%	32.4%	2.5
Enterprise	29.6%	29.7%	27.2%	2.5
Automotive	42.0%	39.7%	37.9%	1.8
Other	37.1%	38.8%	13.3%	25.4
Total segment profit margin	34.5%	34.4%	31.0%	3.4

	Nine Months Ended			ASC 605
	June 30,			Change	Percent Change
	2019	2019	2018
	(ASC 606)	(ASC 605)	(ASC 605)
Segment Revenues(a):
Healthcare	$704.9	$720.4	$743.0	$(22.6)	(3.0)%
Enterprise	383.2	381.8	352.9	28.9	8.2%
Automotive	222.4	228.3	204.2	24.1	11.8%
Other	46.9	46.5	74.3	(27.8)	(37.5)%
Total segment revenues	$1,357.4	$1,376.9	$1,374.4	$2.5	0.2%
Less: acquisition related revenues adjustments	(5.0)	(6.0)	(11.5)	5.5	(48.1)%
Total revenues	$1,352.4	$1,371.0	$1,362.9	$8.1	0.6%
Segment Profit:
Healthcare	$247.0	$264.4	$239.0	$25.4	10.7%
Enterprise	109.0	114.3	95.1	19.2	20.2%
Automotive	76.6	82.3	79.7	2.6	3.2%
Other	15.8	15.2	12.3	2.9	23.8%
Total segment profit	$448.5	$476.3	$426.1	$50.2	11.8%
Segment Profit Margin:
Healthcare	35.0%	36.7%	32.2%	4.5
Enterprise	28.4%	29.9%	26.9%	3.0
Automotive	34.5%	36.1%	39.0%	(3.0)
Other	33.7%	32.8%	16.5%	16.2
Total segment profit margin	33.0%	34.6%	31.0%	3.6

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and for evaluating management performance.

Segment Revenues
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

•
Healthcare segment revenue for the three months ended June 30, 2019 reflected the upfront recognition of term license revenue from Clintegrity, Dragon Medical, and Diagnostic solutions under ASC 606. Under ASC 605, Healthcare segment revenue increased by $3.6 million, or 1.5%, primarily driven by:

◦
Revenue from Dragon Medical cloud-based solutions increased by $14.7 million, or 38.5%, to $52.8 million for the three months ended June 30, 2019 from $38.1 million for the three months ended June 30, 2018, primarily due to the continued market penetration and customer transition to our cloud-based offering.

◦	Revenue from transcription services decreased by $5.5 million, or 9.2%, to $54.3 million for the three months ended June 30, 2019 from $59.8 million for the three months ended June 30, 2018.

◦
Professional services revenue decreased by $8.4 million or 26.6%, to $23.1 million for the three months ended June 30, 2019 from $31.4 million for the three months ended June 30, 2018, primarily driven by lower revenue from EHR implementation and optimization services.

•
Enterprise segment revenue for the three months ended June 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices, and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment revenue increased by $9.1 million, or 7.6%, primarily due to the growth in our omni-channel hosting solutions and higher license and service revenue from our contact center customers.

•
Automotive segment revenue for the three months ended June 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices under ASC 606. Under ASC 605, Automotive segment revenue increased by $5.8 million, or 7.9%, primarily due to higher hosting revenues driven by the continued growth in our speech recognition and infotainment platform services.

•
Other segment revenue for the three months ended June 30, 2019 reflected the impact of allocation of contract consideration to multiple performance obligations based on standalone selling prices under ASC 606. Under ASC 605, Other segment revenue decreased by $10.1 million, or 45.6%, primarily due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil.

Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018

•
Healthcare segment revenue for the nine months ended June 30, 2019 reflected the up-front recognition of term license revenue from Clintegrity, Dragon Medical, and Diagnostic solutions under ASC 606. Under ASC 605, Healthcare segment revenue decreased by $22.6 million, or 3.0%, primarily driven by:

◦
Revenue from Dragon Medical cloud-based solutions increased by $56.6 million, or 59.5%, to $151.9 million for the nine months ended June 30, 2019 from $95.2 million for the nine months ended June 30, 2018, primarily due to the continued market penetration and customer transition to our cloud-based offering.

◦	Revenue from transcription services decreased by $34.3 million, or 17.0%, to $167.4 million for the nine months ended June 30, 2019 from $201.8 million for the nine months ended June 30, 2018.

◦
Professional services revenue decreased by $55.1 million or 46.6%, to $63.2 million for the nine months ended June 30, 2019 from $118.3 million for the nine months ended June 30, 2018, primarily driven by lower revenue from EHR implementation and optimization services.

•
Enterprise segment revenue for the nine months ended June 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices, and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment revenue increased by $28.9 million, or 8.2%, primarily due to the growth in our omni-channel hosting solutions and higher license and service revenue from our contact center customers.

•
Automotive segment revenue for the nine months ended June 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices under ASC 606. Under ASC 605, Automotive segment revenue increased by $24.1 million, or 11.8%, primarily due to higher royalties and hosting revenue driven by the continued growth in our speech recognition and infotainment platform services.

•
Other segment revenue for the nine months ended June 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices under ASC 606. Under ASC 605, Other segment revenue decreased by $27.8 million, or 37.5%, primarily due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil.

Segment Profit
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

•
Healthcare segment profit for the three months ended June 30, 2019 reflected the upfront recognition of term license revenue and related costs for Clintegrity, Dragon Medical, and Diagnostic solutions under ASC 606. Under ASC 605, Healthcare segment profit increased by $7.1 million, or 9.2%, primarily due to higher segment revenue and higher gross margin. The gross margin increase was primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription services, and lower revenue from EHR implementation and optimization services which carried lower margins. As a result, segment profit margin under ASC 605 improved by 2.5 percentage points to 34.8%.

•
Enterprise segment profit for the three months ended June 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment profit increased by $5.8 million, or 17.7%, primarily due to higher segment revenue and lower sales and marketing expenses, offset in part by lower gross margin. Gross margin decline was primarily due to lower licensing revenue, which carries higher margins. The decrease in sales and marketing expenses was primarily due to lower compensation expenses. As a result, segment profit margin under ASC 605 increased by 2.5 percentage points to 29.7%.

•
Automotive segment profit for the three months ended June 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the upfront recognition of term license costs under ASC 606. Under ASC 605, Automotive segment profit increased by $3.6 million, or 13.0%, primarily due to higher revenue, offset in part by lower gross margin. Gross margin decreased primarily due to lower revenue from royalties which carries higher margins. As a result, segment profit margin under ASC 605 decreased by 1.8 percentage points to 39.7%.

•
Other segment profit for the three months ended June 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the upfront recognition of term license costs under ASC 606. Under ASC 605, Other segment profit increased by $1.7 million, or 58.0%, primarily driven by our costs saving initiatives related to the wind-down of our Devices and Mobile Operator Services businesses, offset in part by lower segment revenue.

Nine Months Ended June 30, 2019 compared to Nine Months Ended June 30, 2018

•
Healthcare segment profit for the nine months ended June 30, 2019 reflected the upfront recognition of term license revenue and related costs for Clintegrity, Dragon Medical, and Diagnostic solutions under ASC 606. Under ASC 605, Healthcare segment profit increased by $25.4 million, or 10.7%, primarily due to higher gross margin. The gross margin improvement was primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription services, and lower revenue from EHR implementation and optimization services which carried lower margins. As a result, segment profit margin under ASC 605 improved by 4.5 percentage points to 36.7%.

•
Enterprise segment profit for the nine months ended June 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment profit increased by $19.2 million, or 20.2%, primarily due to higher segment revenue and lower sales and marketing expense, offset in part by lower gross margin. Gross margin decline was primarily due to lower licensing revenue, which carries higher margins. The decrease in sales and marketing expenses was primarily due to lower compensation expenses. As a result, segment profit margin under ASC 605 increased by 3.0 percentage points to 29.9%.

•
Automotive segment profit for the nine months ended June 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the upfront recognition of term license costs under ASC 606. Under ASC 605, Automotive segment profit increased by $2.6 million, or 3.2%, primarily due to higher revenue, offset in part by lower gross margin, and higher operating expenses. Lower gross margin was primarily driven by the continued pricing shift from up-front professional services to per unit license and hosting revenue. Higher operating expenses was primarily driven by higher sales commission expense and our continued investment in R&D. As a result, segment profit margin under ASC 605 decreased by 3.0 percentage points to 36.1%.

•
Other segment profit for the nine months ended June 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the upfront recognition of term license costs under ASC 606. Under ASC 605, Other segment profit increased by $2.9 million, or 23.8%, primarily driven by our costs saving initiatives related to the wind-down of our Devices and Mobile Operator Services businesses, offset in part by lower segment revenue.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had Cash and cash equivalents and Marketable securities of $686.2 million as of June 30, 2019, an increase of $212.7 million from $473.5 million as of September 30, 2018. Our working capital of continuing operations, defined as total current assets of continuing operations, less total current liabilities of continuing operations, was $512.8 million as of June 30, 2019, compared to $199.1 million as of September 30, 2018. The increase in our working capital was primarily due the proceeds from the sale of Imaging and the adoption of ASC 606. As of June 30, 2019, we had $236.7 million available for borrowing under our revolving credit facility. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $200.7 million as of June 30, 2019 and $112.8 million as of September 30, 2018. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.

Disposition of Businesses and Corporate Transformation Program.
On February 1, 2019, we completed the sale of our Imaging business and received approximately $404.0 million in cash, after estimated transaction expenses, and subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a gain of $102.4 million, which is included within Net income from discontinued operations. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, would have a material impact on our results of operations. In March 2019, we redeemed $300.0 million of our 5.375% Senior Notes due 2020 with the net proceeds from the sale.
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
For the nine months ended June 30, 2019, we incurred cash payments of approximately $59.0 million in connection with our corporate transformation program and $25.0 million to effect the separation of our Imaging business and separation and stand-up of our Automotive business. For the remainder of fiscal year 2019, we expect to spend $5.0 million to $15.0 million related to our corporate transformation program and $15.0 million to $25.0 million related to the separation and stand-up of our Automotive business.
Net Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2019 was $297.2 million, an increase of $2.2 million from $295.0 million for the nine months ended June 30, 2018. The increase was primarily due to:

•	An increase of $55.8 million due to higher income before non-cash charges;

•	An increase of $33.4 million due to favorable changes in working capital, primarily due to the timing of cash collections and cash payments, offset in part by

•
A decrease of $53.8 million from changes in deferred revenue. Deferred revenue had a positive effect of $38.3 million on operating cash flows for the nine months ended June 30, 2019, as compared to $92.1 million for the nine months ended June 30, 2018, primarily due to the ASC 606 implementation using the modified retrospective approach in the current period; and

•	A decrease of $33.2 million from operating cash flows from discontinued operations.

Net Cash Provided by Investing Activities
Cash provided by investing activities for the nine months ended June 30, 2019 was $378.3 million, an increase of $425.4 million from $47.2 million used for the nine months ended June 30, 2018. The increase was primarily due to:

•	Net proceeds of $407.0 million from the dispositions of businesses, net of transaction fees;

•	A decrease of $106.1 million in payments for business and asset acquisitions;

•	A decrease of $6.7 million in capital expenditures; offset in part by

•	A decrease of $94.5 million in net proceeds from the sale and purchase of marketable securities and other investments.
Net Cash Used in Financing Activities
Cash used in financing activities for the nine months ended June 30, 2019 was $456.3 million, a decrease of $51.2 million from $507.5 million for the nine months ended June 30, 2018. The increase was primarily due to:

•	A decrease of $31.2 million in repayment and redemption of debt;

•	A decrease of $20.8 million related to acquisition payments with extended payment terms;

•	A decrease of $9.3 million related to payments for taxes related to net share settlement of equity awards; offset in part by,

•	An increase of $9.0 million for share repurchases.

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
We repurchased 1.7 million shares of our common stock for $29.6 million for the three months ended June 30, 2019, and 7.8 million shares of our common stock for $120.9 million for the nine months ended June 30, 2019. For the three and nine months ended June 30, 2018, we repurchased 8.1 million shares of our common stock for $112.0 million under the program. Since the commencement of the program, we have repurchased an aggregate of 63.9 million shares for $1,063.6 million. The amount paid in excess of par value is recognized in Additional paid in capital. Shares were retired upon repurchase. As of June 30, 2019, approximately $436.4 million remained available for future repurchases under the program.

Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	2019	2020 and 2021	2022 and 2023	Thereafter
Convertible debentures(1)	$1,337.0	$—	$—	$987.0	$350.0
Senior notes	800.0	—	—	—	800.0
Interest payable on long-term debt(2)	359.6	15.6	125.0	109.9	109.1
Letters of credit(3)	5.8	0.3	5.5	—	—
Lease obligations and other liabilities:
Operating leases	146.8	6.4	41.8	34.1	64.5
Operating leases under restructuring(4)	40.2	2.0	14.6	13.0	10.6
Purchase commitments(5)	21.7	3.7	14.4	3.6	—
Total contractual cash obligations	$2,711.1	$28.0	$201.3	$1,147.6	$1,334.2

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after June 30, 2019.

(2)
Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of June 30, 2019, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(3)	Letters of credit are in place primarily to secure future operating lease payments.

(4)
Obligations include contractual lease commitments related to facilities that were part of restructuring plans. As of June 30, 2019, we have subleased certain of the facilities with total sublease income of $46.5 million through fiscal year 2027.

(5)
Purchase commitments include non-cancelable purchase commitments for property and equipment, inventory, and services in the normal course of business. These amounts also include arrangements that require a minimum purchase commitment by us.

Total unrecognized tax benefits as of June 30, 2019 were $31.0 million. We do not expect any significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of pre-determined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of June 30, 2019, the maximum amount of payments to be made based on the agreements was $1.7 million if the specific performance objectives are achieved. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. As of June 30, 2019, total deferred compensation to be paid out upon the conclusion of requisite service periods was $17.1 million.
Off-Balance Sheet Arrangements
As of June 30, 2019, there were no off-balance sheet arrangements that may have a material impact on the condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are included in the "Critical Accounting Policies" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K for the fiscal year ended September 30, 2018. There has been no material change to our critical accounting policies since September 30, 2018. See Note 4 to the accompanying condensed consolidated financial statements for the critical estimates related to our interim goodwill impairment analysis.

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
Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the applicable period. Therefore, the change in the value of the U.S. dollar compared to foreign currencies may impact our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the euro, British pound, Canadian dollar, Japanese yen, and Indian rupee.
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of June 30, 2019, we had not designated any contracts as fair value or cash flow hedges. The contracts are not designated as cash flow hedges and generally are for periods of less than 90 days. As of June 30, 2019, the notional contract amount of outstanding foreign currency exchange contracts was $153.3 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At June 30, 2019, we held approximately $686.2 million of cash and cash equivalents and marketable securities, primarily consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point change in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would change by approximately $5.6 million per annum, based on the balances as of June 30, 2019.
At June 30, 2019, we had no outstanding debt subject to variable interest rates.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $15.97 as of June 30, 2019 (dollars in millions):

	June 30, 2019
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
2.75% 2031 Debentures	$46.0	$23.0	$0.2	$2.3
1.5% 2035 Debentures	$261.2	$181.2	$5.9	$18.1
1.0% 2035 Debentures	$631.2	$396.9	$12.2	$39.7
1.25% 2025 Debentures	$343.7	$251.6	$14.6	$25.2

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Part II. Other Information
Item 1.Legal Proceedings
This information is included in Note 16, Commitments and Contingencies, in the accompanying notes to the unaudited consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
Item 1A.Risk Factors
Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2018 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 set forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three and nine months ended June 30, 2019. There have been no material changes in our risk factors from those disclosed in our Annual Report. The following risk factor should be read in conjunction with the risk factors included in such Annual Report and Quarter Reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our share repurchases for the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2019 - April 30, 2019	—	—	—	$466.0 million
May 1, 2019 - May 31, 2019	1,102,635	17.59	1,102,635	$441.7million
June 1, 2019 - June 30, 2019	603,181	16.94	603,181	$436.4 million
Total	1,705.816		1,705.816

(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved additional $500.0 million under our share repurchase program. As of June 30, 2019, approximately $436.4 million remained available for future repurchases under the program.
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
101.0
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 9, 2019.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer