Form 10-K
period 2019-09-30
Nuance Communications, Inc.
filed 2019-11-26
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-27038
NUANCE COMMUNICATIONS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware		94-3156479
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification No.)

1 Wayside Road		01803
Burlington,	Massachusetts
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (781) 565-5000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	NUAN	Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of March 31, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $3.4 billion based on the closing sale price as reported on the Nasdaq Global Select Market for such date.

The number of shares of the registrant’s common stock, outstanding as of October 31, 2019, was 282,635,321.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our future revenue, cost of revenue, research and development expense, selling, general and administrative expenses, amortization of intangible assets and gross margin, earnings, cash flows and liquidity; our strategy relating to our segments; the potential of future product releases; our product development plans and investments in research and development; future acquisitions and anticipated benefits from acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal year 2020 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements, except to the extent required by law.
Item 1.Business
Overview
We are a pioneer and leader in conversational artificial intelligence ("AI") innovations that bring intelligence to everyday work and life. We deliver solutions that understand, analyze, and respond to people - amplifying human intelligence to increase productivity and security. With decades of domain and AI expertise, we work with thousands of organizations globally across healthcare, financial services, telecommunications, government, and retail - to create stronger relationships and better experiences for their customers and workforce. We offer our customers high accuracy in automated speech recognition ("ASR"), natural language understanding ("NLU") capabilities, dialog and information management, biometric speaker authentication, text-to-speech ("TTS"), and domain knowledge, along with professional services and implementation support. In addition, our solutions increasingly utilize our innovations in AI, including cognitive sciences and machine learning to create smarter, more natural experiences with technology. Using advanced analytics and algorithms, our technologies create personalized experiences and transform the way people interact with information and the technology around them. We market and sell our solutions and technologies around the world directly through a dedicated sales force, and also through a global network of resellers, including system integrators, independent software vendors, value-added resellers, distributors, hardware vendors, telecommunications carriers and e-commerce websites.
We are a global organization steeped in research and development ("R&D"). We have approximately 2,000 language scientists, developers, and engineers dedicated to continually refining our technologies and advancing our portfolio to better meet our customers’ diverse and changing needs. As of September 30, 2019, we had more than 80 international operating locations and a sales presence in more than 85 countries. Our corporate headquarters is in Burlington, Massachusetts, and our international headquarters is in Dublin, Ireland. In fiscal year 2019, our revenue was approximately $1.8 billion.
In fiscal 2018, our Board of Directors and management undertook a comprehensive review of our long-term strategy and our business and developed a strategic plan to simplify our operations and focus on our Healthcare and Enterprise segments. In fiscal 2019, we continued to execute on this plan, including by means of the sale of the Imaging business segment, the sale of our Mobile Operator Services business, and the continued wind-down of our Devices business. On October 1, 2019, we completed the previously announced spin-off of our Automotive business segment.
Our Strategy
With the sale of our Imaging segment, the spin-off our Automotive segment, the exit of our Mobile Operator Services business and the wind-down of Devices, we are positioned to be simpler and more growth-oriented company, which enables us to prioritize and execute our conversational AI strategies on Healthcare ad Enterprise. The key elements of our strategy include:

•
Transitioning to cloud-based solutions in Healthcare. We are transitioning our Healthcare solutions to the cloud, enabling us to shift our revenue mix to a more subscription-based, higher-value recurring model. We’ve established Nuance as a cloud platform in all our solution areas within Healthcare. During the year, we made significant progress migrating incremental Dragon Medical on-premise customers to the cloud with Dragon Medical One (DMO). We launched the new cloud solutions, including PowerScribe One for our radiology base, and CDE One for clinical documentation improvement programs. We have created a go-to-market approach that aligns sales compensation to our cloud models, and have enabled our channel to sell Dragon Medical cloud. We also launched new Dragon Medical cloud offerings in certain international markets, including Canada, United Kingdom and Australia.

•
Expanding our Intelligent Engagement portfolio in Enterprise, with a focus on cloud. While we maintain leadership in Voice IVR offerings, we are increasing our focus on Intelligent Engagement growth opportunies, which includes live and virtual engagement offerings, as well as Security and Biometrics. We recently launched Nuance Gatekeeper, a new cloud-native voice biometrics and authentication solution. We expanded the cloud-native stack with the roll-out of Intelligent Engagement Services for Conversational AI, Messaging, and Agent AI. These solutions offer customers more flexible integration with third-party systems and the ability to deploy across hosted, public, or private cloud. It gives large enterprises more options for deployment while making Nuance technology available to smaller organizations via the cloud model.

•
Expanding our go-to-market presence. We are increasing sales coverage in new markets and developing new solutions to increase our customer lifetime value. In Healthcare, we are pursuing under-served markets, including community hospitals, ambulatory clinics, and surgery centers. We also are launching new solutions for specialty areas such as pediatrics, the emergency department, and surgical, as well as increasing our federal and other government customer offerings. In Enterprise, we are expanding our Intelligent Engagement solutions into our existing IVR customer base and delivering new rapid AI development tools that will allow us to increase our penetration into mid-market accounts.

•
Expanding internationally. In Healthcare, we continue to expand our international presence in the UK, France, DACH region, Nordics, Australia, and Canada with a growing direct sales force and new offerings. In Enterprise, we continue to expand our international presence in the UK, France, Spain, Germany, Italy, Japan, Australia, New Zealand, Mexico, Brazil, Argentina, and Canada with expanded Intelligent Engagement offerings and sales focus.

•
Accelerating our innovation activities. We are accelerating investment in research and development, with a focus on new AI products, including our development of ambient clinical intelligence (“ACI”), sub-specialty solutions, and the AI Marketplace for Diagnostic Imaging in Healthcare. In Enterprise, we launched Nuance Gatekeeper, a new cloud-native voice biometrics solution for authentication and fraud prevention across voice and digital channels and rapid AI development tools for large and mid-market enterprises. In addition, we launched Nuance Lightning Engine, within our Security Suite, which combines NLU with voice biometrics to personalize responses and validate individuals faster than before.

•
Growing through targeted acquisitions and strategic investments. While organic growth is our priority, we also expect to selectively pursue acquisitions and investments in businesses and technologies that advance the strategies described above.

Segments
As of September 30, 2019, we had four reportable segments: Healthcare, Enterprise, Automotive, and Other. See Note 22 to the consolidated financial statements for additional information about our reportable segments. We offer our solutions and technologies to our customers in a variety of ways, including via hosted cloud-based solutions, perpetual and term software licenses, implementation and custom solution development services and maintenance and support. Our product revenues include embedded original equipment manufacturer ("OEMs") royalties, traditional perpetual licensing, term-based licensing and consumer sales. Our hosting, royalty, term license and maintenance and support revenues are recurring in nature as our customers use our products on an ongoing basis to handle their needs in medical transcription, medical coding and compliance, enterprise customer service and automotive connected services. Our professional services offer a continuing revenue stream, whether it is provided in connection with our software solutions or on a standalone basis, as we have a backlog of engagements that take time to complete.
Healthcare

Our healthcare segment provides intelligent systems that support a more natural and insightful approach to clinical documentation, freeing clinicians to spend more time caring for patients. Our healthcare solutions capture, improve, and communicate more than

300 million patient stories each year, helping more than 500,000 clinicians in 10,000 global healthcare organizations to drive meaningful clinical and financial outcomes. Our award-winning clinical speech recognition, medical transcription, CDI, coding, quality, and medical imaging solutions provide a more complete and accurate view of patient care.
Our Healthcare segment revenues were $950.6 million, $984.8 million, and $899.3 million in fiscal years 2019, 2018 and 2017, respectively. Healthcare segment revenues represented 52.0%, 53.0% and 51.1% of total segment revenue in fiscal years 2019, 2018 and 2017, respectively.

Our principal solutions for the Healthcare segment include the following:

•
Dragon Medical One: Our cloud-based speech solution provides a consistent and personalized clinical documentation experience across solutions, platforms, and devices, regardless of physical location. Dragon Medical One allows clinicians to use their voice to securely capture the patient story and control applications more naturally and efficiently - anywhere, anytime. Dragon Medical One is HITRUST CSF-certified and uses a secure desktop app to keep data private and protected. It helps increase productivity and offers more flexibility and personalization while establishing a firm foundation for organizations to take advantage of new and future innovations, including virtual assistants and ambient clinical intelligence (“ACI”).

•
Computer-Assisted Physician Documentation (“CAPD”): Backed by AI, our solutions give physicians in-workflow guidance to drive better data outcomes across the continuum of care. Our CAPD solutions apply workflow and knowledge automation, proven clinical strategies and point-of-care advice to capture complete and accurate documentation while improving productivity and satisfaction. We make it easier to add specificity to existing diagnoses, discover evidence of undocumented diagnoses and support various specialties and care settings. Details are extracted from patient narratives for fast and accurate translation into discrete data, while coding assistance helps capture professional charges, improve quality and reduce retrospective queries.

•
Clinical Documentation Improvement (“CDI”) and Coding: Our comprehensive portfolio of cloud-based technologies is designed to help increase the productivity and effectiveness of CDI teams. Our clinically focused program and services deliver documentation guidance, AI-powered encounter prioritization, workflow management, denials support and analytics to drive better documentation across the care continuum. Designed with scale and reliability in mind, these solutions require lower installation, deployment and maintenance costs and are hosted on Microsoft Azure, a HITRUST CSF-certified infrastructure to support privacy, security and compliance. We provide real-time insights that promote a performance-driven program, allow peer comparisons and identify opportunities for improvement. Our Coding solutions offer cloud-based, enterprise-wide products and services that are designed to improve coder productivity and maintain the highest levels of accuracy and compliance. These solutions effectively manage and monitor the types of compliance coding challenges that can put a health system at risk for delayed and reduced reimbursement. We help manage the workflow by bringing together the tools needed to provide better visibility into key coding performance indicators. Coder productivity can be enhanced by enabling a more complete and accurate review of both inpatient and outpatient encounters that are associated with facility and professional service fees.

•
Diagnostic Solutions: Our solutions continuously improve the efficiency and effectiveness of the radiologists’ work to improve clinical and financial outcomes across the continuum of care. Driving both speed and precision in how radiology is applied to patient care to maximize reimbursement, we reduce duplications and errors and alleviate burnout. Using AI, we help automate time-consuming, non-value-added tasks, freeing radiologists to perform more important tasks. By focusing more on integrating patients’ clinical and imaging information and collaborating better with peers, we help radiologists uplift their role within the care team.

•
Transcriptions Solutions: These solutions offer cloud-based transcription capabilities for clinical documentation that use background speech recognition to increase Medical Language Specialists’ productivity and reduce costs. Helping organizations simplify the documentation process by offering users an automated and flexible workflow with options designed to meet a facility’s specific needs, our solutions and services offer fast, accurate, and usable documentation with more seamless and fully automated processes that can identify discrete information and securely upload data directly into the electronic health record (“EHR”). Clinicians using EHRs can accurately document entire patient encounters using a mobile device or their standard dictation methods.

The channels for distribution in the Healthcare segment utilize our direct sales force to address the market and our professional services organization to support the implementation requirements of the healthcare industry. Direct distribution is supplemented by distributors, resellers, and partnerships with a variety of healthcare IT providers. Our Healthcare customers and partners include

Cleveland Clinic, Johns Hopkins, Partners Healthcare, Vanderbilt University Medical Center (“VUMC”), and National Health Services (“NHS”). Our partners include Cerner, Epic, MEDITECH, Microsoft, and NVIDIA.
Areas of expansion and focus for our Healthcare segment include providing customers deeper integration with our clinical documentation solutions; investing in our cloud-based offerings, operations, and network security; entering new and adjacent markets such as ambulatory care; and expanding our international capabilities. Also, we are enabling the journey to ACI through Dragon Medical One, core AI technologies, and our rich clinical knowledge base. ACI takes advantage of our cloud‑based speech recognition technology and benefits from increasing levels of workflow, task, and knowledge automation.
Enterprise
Our Enterprise segment is a leading provider of AI-powered intelligent customer engagement solutions and services, which enable enterprises and contact centers to enhance and automate customer service and sales engagement.
Our market-leading Intelligent Engagement platforms powered by conversational AI are recognized and awarded by independent industry research firms like Forrester, Gartner and Opus. We are also differentiated by our ability to enable enterprises to implement voice and text-based virtual assistants and to provide automated service across voice and digital channels, as well as the ability of our solutions to seamlessly transition to agent-assisted engagement to complete a customer service request. Our intelligent self-service solutions are highly accurate and dependable, resulting in increased customer satisfaction levels while simultaneously reducing the costs associated with delivering customer service for the enterprise.
Our solutions and services portfolio now span voice biometrics, digital virtual assistant capabilities, voice, mobile, web and messaging channels, with inbound and outbound customer service and engagement in over 30 speech recognition, 100 text to speech, and 40 NLU and dialog languages.
Enterprise segment revenues were $510.8 million, $483.2 million, and $474.3 million in fiscal years 2019, 2018 and 2017, respectively. Enterprise segment revenues represented 27.9%, 26.0% and 27.0% of total segment revenue in fiscal years 2019, 2018 and 2017, respectively.
Our principal solutions for the Enterprise segment include the following:

•
IVR Voice Solutions:  These solutions add automated customer service to phone calls into a contact center. They are integrated with interactive voice response ("IVR") systems provided to the customer by us or by a wide range of third-party IVR and contact center vendors, who often resell our IVR Voice Solutions. Our solutions in this category include ASR, TTS, NLU and dialog engines, which are sold as perpetual licenses with maintenance and support ("M&S"), or volume-based transactional pricing. We also offer a cloud hosted IVR and voice automation platform which is largely sold direct through multi-year agreements with volume-based transactional pricing and associated professional services.

•
Intelligent Engagement Solutions:  We have an open, modular cloud platform that provides enterprises with the ability to implement virtual- and live-engagement across nearly all digital voice and text channels. The platform supports virtual assistant, live engagement and proactive outbound services, using our conversational AI and engagement AI capabilities. Our intelligent engagement cloud is sold both direct and through partners, and are largely multi-year agreements with volume-based transactional pricing and associated professional services.

•
Security & Biometrics Solutions: These solutions enable organizations to automate the identification & verification (ID&V) of their customers using voice, face or behavioral biometrics, replacing time consuming security questions with either a simple phase - “At Big Bank my voice is my password” or simply by having the system listen to the conversation between the customer and agent. The system also can detect potential fraud using voice biometrics in real time or in batch, providing enterprises with an effective way of preventing fraud. We license this solution via perpetual M&S, on-premise transactional and cloud transactional models.

Our Enterprise segment utilizes a hybrid go-to-market model, selling both direct and through reseller partners. Those partners include traditional IVR vendors such as Avaya, Cisco, Enghouse Interactive and Genesys; system integrators like IBM, Telstra, and Verizon Business; and specialty vendors like Verint. Thousands of organizations worldwide utilize Nuance technologies or solutions, including Fortune 1000 companies, such as Allied Irish Banks, American Airlines, Amtrak, Australian Government Department of Human Services, Barclays, Blue Cross Blue Shield, Coca-Cola, Delta Airlines, Deutsche Bank, Esurance, FedEx, HSBC, Jetstar, Royal Bank of Scotland, Santander, TD Bank, Telstra, USAA, Vision Service Plan, Virginia Credit Unit, Vodafone and Windstream.

Areas of focus and expansion for our Enterprise segment include increasing the penetration of our full portfolio into our large existing customer base; bringing our Intelligent Engagement cloud to new customers and new international markets, especially Western Europe, Japan and Australia; launch of our security & biometrics cloud solution; and continued investment in our AI-powered solutions to ensure we retain leadership throughout our solutions.
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
Automotive segment revenues were $306.6 million, $279.4 million, and $252.2 million in fiscal years 2019, 2018 and 2017, respectively. Automotive segment revenues represented 16.8%, 15.1% and 14.3% of total segment revenue in fiscal years 2019, 2018 and 2017, respectively.
In connection with our strategic business transformation, on November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly traded company through a pro rata distribution to our common stockholders. The spin-off was completed on October 1, 2019.
Other
Our Other segment includes our Subscriber Revenue Services ("SRS") and Devices businesses. Our SRS business has two components: (1) the provision of value-added services to mobile operators in India and Brazil (“Mobile Operator Services”) and (2) the provision of voicemail transcription services to mobile operators in the rest of the world (“Voicemail-to-Text ”). Our Devices business provides speech recognition solutions and predictive text technologies for handset devices. Within our SRS business, our Mobile Operator Services business experienced dramatic market disruptions during fiscal year 2018. In addition, the revenue of our Devices business has been declining due to the ongoing consolidation of our handset manufacturer customer base and continued erosion of our penetration of the remaining market. Therefore, during the fourth quarter of fiscal 2018, in connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses, which, when completed, will leave our Voicemail-to-Text business in our Other segment. In May 2019, we completed the sale of our Mobile Operator Services business in Brazil, and in July 2019, we completed the sale of our Mobile Operator Services business in India. The sale prices and any gains or losses were immaterial.
Other segment revenues were $61.5 million, $109.1 million, and $133.8 million in fiscal years 2019, 2018 and 2017, respectively. As a percentage of total segment revenue, Other segment revenues represented 3.4%, 5.9% and 7.6% in fiscal years 2019, 2018 and 2017, respectively.
Discontinued Operations
Our previous Imaging segment provides software solutions and expertise that help professionals and organizations gain optimal control of their document and information processes by enabling customers to achieve measurable business and productivity benefits as they securely create, use and share documents. The Imaging portfolio of products and services helps business customers achieve compliance with information security policies and regulations while enabling organizations to streamline and eliminate gaps across their document work flows. Imaging revenues were $67.4 million, $209.4 million, and $211.2 million in fiscal years 2019, 2018 and 2017, respectively.
On November 11, 2018, we entered into a definitive sale agreement with Project Leopard AcquireCo Limited (an affiliate of Kofax, Inc.) (the "Agreement"), pursuant to which we agreed to sell our Imaging business and associated assets. On February 1, 2019, we completed the sale of the business and received approximately $400.0 million, after estimated transaction expenses, and subject to post-closing finalization of those adjustments as set forth in the sale agreement, Imaging's results of operations have been included within discontinued operations and its assets and liabilities within held for sale on our consolidated financial statements.

Intellectual Property
Over our history, we have developed and acquired extensive technology assets, intellectual property, and industry expertise in ASR and NLU technologies that provide us with a competitive advantage in our markets. Our technologies are based on complex algorithms that require extensive amounts of acoustic and language models, and recognition and understanding techniques. A significant investment in capital and time would be necessary to replicate our current capabilities.
We continue to invest in technologies to maintain our market-leading position and to develop new applications. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. As of September 30, 2019, we held approximately 3,550 patents and 450 patent applications. As of October 1, 2019, following the spin-off of our Automotive business segment, we held approximately 2,450 patents and 350 patent applications. Our intellectual property is critical to our success and competitive position.
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

•
International Coverage.  The international reach of our solutions and technologies is due to the broad language coverage of our offerings, including our ASR and NLU solutions, which provide recognition for approximately 90 languages and dialects and natural-sounding synthesized speech in over 160 voices, and support a broad range of hardware platforms and operating systems.

•
Technological Superiority.  We have deep domain expertise and our conversational AI technologies, applications and solutions are often recognized as the most innovative and proficient in their respective categories. Our ASR and NLU solutions have industry-leading recognition accuracy and provide a natural, voice-enabled interaction with systems, devices and applications. Technology publications, analyst research and independent benchmarks have consistently indicated that our solutions and technologies rank at or above performance levels of alternative solutions.

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

Our Healthcare segment competes primarily with Optum, 3M and other smaller providers. Our former Automotive business competed with Amazon, Google, iFlyTek and Microsoft as well as with other, smaller vendors, particularly in China. Also, some of our partners such as Avaya, Cisco, and Genesys develop and market products that might be considered substitutes for our Enterprise solutions. Additionally, a number of smaller companies in voice recognition, natural language understanding, and text input offer technologies or products that are competitive with our solutions.
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

Employees
As of September 30, 2019, we had approximately 8,100 full-time employees, including approximately 900 in sales and marketing, approximately 2,400 in professional services, approximately 2,000 in research and development, approximately 800 in general and administrative, and approximately 2,000 who provide transcription and editing services. Approximately 62% of our employees are based outside of the United States ("U.S."), approximately 33% of whom provide transcription and editing services and are based in India.
As of October 1, 2019, after the spin-off, we had approximately 6,700 full-time employees, including approximately 800 in sales and marketing, approximately 1,900 in professional services, approximately 1,300 in research and development, and approximately 700 in general and administrative, and approximately 2,000 who provide transcription and editing services. Approximately 57% of our employees are based outside of the United States ("U.S."), approximately 42% of whom provide transcription and editing services and are based in India.
None of our employees in the U.S. is represented by a labor union. Employees of certain of our foreign subsidiaries are presented by labor unions or workers’ councils. We believe that our relationships with our employees are satisfactory.
Information About Geographic Areas
We have offices in a number of international locations including Australia, Austria, Belgium, Brazil, Canada, Germany, Hungary, India, Ireland, Italy, Japan, and the United Kingdom ("U.K."). The responsibilities of our international operations include research and development, healthcare transcription and editing, customer support, sales and marketing and general and administrative. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.
Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal years 2019, 2018 and 2017, 75%, 75% and 72% of revenue from continuing operations was generated in the United States and 25%, 25% and 28% was generated by our international customers, respectively.
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
Our revenue, bookings and operating results have fluctuated materially in the past and we expect such fluctuations to continue in the future. These fluctuations may cause our results of operations not to meet the expectations of securities analysts or investors which would likely cause the price of our stock to decline. Factors that may contribute to fluctuations in operating results include:

•	volume, timing and fulfillment of customer orders and receipt of royalty reports;

•	fluctuating sales by our channel partners to their customers;

•	customers delaying their purchasing decisions in anticipation of new versions of our products;

•	contractual counterparties failing to meet their contractual commitments to us;

•	introduction of new products by us or our competitors;

•	cybersecurity or data breaches;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;

•	returns and allowance charges in excess of accrued amounts;

•	timing of significant marketing and sales promotions;

•	impairment of goodwill or intangible assets;

•	the pace of the transition to an on-demand and transactional revenue model;

•	delayed realization of synergies resulting from our acquisitions;

•	accounts receivable that are not collectible and write-offs of excess or obsolete inventory;

•	increased expenditures incurred pursuing new product or market opportunities;

•	higher than anticipated costs related to fixed-price contracts with our customers;

•	change in costs due to regulatory or trade restrictions;

•	expenses incurred in litigation matters, whether initiated by us or brought by third parties against us, and settlements or judgments we are required to pay in connection with disputes; and

•	general economic trends as they affect the customer bases into which we sell.
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
A significant portion of our revenue and bookings are derived, and a significant portion of our research and development activities are based, outside the United States. Our results could be harmed by economic, political, regulatory, foreign currency fluctuation and other risks associated with these international regions.
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We generate most of our international revenue and bookings in Europe and Asia, and we anticipate that revenue and bookings from international operations could increase in the future. In addition, some of our products are developed outside the United States and we have a large number of employees in India who provide transcription and development services, and we also have a large number of employees in Canada, Germany and the United Kingdom who provide professional services. We conduct a significant portion of the development of our voice recognition and natural language understanding solutions in Canada and Germany. We also have significant research and development resources in Austria, Belgium, Italy, and the United Kingdom. We are exposed to fluctuating exchange rates of foreign currencies including the Euro, British pound, Brazilian real, Canadian dollar, Japanese yen, and Indian rupee. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

•	adverse political and economic conditions, or changes to such conditions, in a specific region or country;

•	trade protection measures, including tariffs and import/export controls, imposed by the United States and/or by other countries or regional authorities such as Canada or the European Union;

•	the impact on local and global economies of the United Kingdom leaving the European Union;

•	changes in foreign currency exchange rates or the lack of ability to hedge certain foreign currencies;

•	compliance with laws and regulations in many countries and any subsequent changes in such laws and regulations;

•	geopolitical turmoil, including terrorism and war;

•	changing data privacy regulations and customer requirements to locate data centers in certain jurisdictions;

•
evolving restrictions on cross-border investment, including recent enhancements to the oversight by the Committee on Foreign Investment in the United States pursuant to the Foreign Investment Risk Preview Modernization Act;

•	changes in applicable tax laws;

•	difficulties in staffing and managing operations in multiple locations in many countries;

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions; and

•	less effective protection of intellectual property outside the United States.
If we are unable to attract and retain key personnel, our business could be harmed.
To execute our business strategy, we must attract and retain highly qualified personnel. If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will and we have had key employees leave in the past. We cannot assure you that one or more key employees will not leave in the future. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing software, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in the Greater Boston area, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. We intend to continue to hire additional highly qualified personnel, including research and development and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.
Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit our growth.
The confidentiality and security of our information, and that of third parties, is critical to our business. Our services involve the transmission, use, and storage of our customers’ and their customers' confidential information. We were the victim of a cybercrime in 2017, and future cybersecurity or data privacy incidents could have a material adverse effect on our results of operations and financial condition. While we maintain a broad array of information security and privacy measures, policies and practices, our networks may be breached through a variety of means, resulting in someone obtaining unauthorized access to our information, to information of our customers or their customers, or to our intellectual property; disabling or degrading service; or sabotaging systems or information. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees, contractors, and vendors. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We will continue to incur significant costs to continuously enhance our information security measures to defend against the threat of cybercrime. Any cybersecurity or data privacy incident or breach may result in:

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
Our business is subject to a variety of domestic and international laws, rules, policies and other obligations including data protection, anticorruption and health care reimbursement.
We are subject to U.S. and international laws and regulations in multiple areas, including data protection, anticorruption, labor relations, tax, foreign currency, anti-competition, import, export and trade regulations, and we are subject to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information and personal health information, with additional laws applicable in some jurisdictions where the information is collected from children. In many cases, these laws apply not only to transfers between unrelated third parties but also to transfers between us and our subsidiaries. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. For instance, the European Commission adopted the European General Data Protection Regulation (the “GDPR”), which went into effect in May 2018 and China adopted a new cybersecurity law in June 2017. There is also an increase in regulation of biometric data globally, which may include voiceprints. In addition, California adopted significant new consumer privacy laws in June 2018 that will be effective beginning in January 2020. Complying with the GDPR, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Health Information Technology for Economic and Clinical Health ("HITECH"), and other requirements may cause us to incur substantial costs and may require us to change our business practices.
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
Interruptions or delays in our services, including from data center hosting facilities, could impair the delivery of our services and harm our business.
Because our services are complex and incorporate a variety of third-party hardware and software, our services may have errors or defects that could result in unanticipated downtime for our customers and harm to our reputation and our business. We have from time to time, found defects in our services, and new errors in our services may be detected in the future. In addition, we currently serve our customers from data center hosting facilities we directly manage and from third party public cloud facilities. Any damage to, or failure of, the systems that serve our customers in whole or in part could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay service-level agreement penalties, cause customers to terminate their on-demand services, and adversely affect our renewal rates and our ability to attract new customers.
We may be unable to fully capture the expected value from strategic transactions.
As part of our business strategy, we have in the past acquired and divested, and expect to continue to acquire and may divest, other businesses and technologies. We also expect to from time to time pursue other strategic transactions including divestitures, joint ventures, minority stakes and strategic alliances. Our acquisitions and divestitures have required substantial integration and management efforts, and we expect future acquisitions, divestitures and other strategic transactions to require similar efforts. Successfully realizing the benefits of acquisitions, divestitures and other strategic transactions involves a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses;

•	difficulty in separating the operations, personnel and systems of divested businesses:

•	potential negative impact on our profitability as a result of losses that may result from a divestiture, including the loss of sales and operating income or decrease in cash flows;

•
retained exposure on financial guarantee leases, real estate and other contractual, employment, pension and severance obligations of divested business, and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of an acquirer;

•	potential disruption of our ongoing business and distraction of management;

•	difficulty in incorporating acquired products and technologies into our products and technologies;

•	potential difficulties in completing projects associated with in-process research and development;

•	unanticipated expenses and delays in completing acquired development projects and technology integration and upgrades;

•	challenges associated with managing additional, geographically remote businesses;

•	impairment of relationships with partners and customers;

•	assumption of unknown material liabilities of acquired companies;

•	the accuracy of revenue and bookings projections of acquired companies;

•	customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of key employees of the acquired business or loss of key employees of a divested business.
As a result of these and other risks, we may not realize the anticipated benefits from our acquisitions, divestitures, and other strategic transactions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies or disaggregate divested businesses and technologies could seriously harm our business.
The spin-off of our Automotive business may not achieve some or all of the intended benefits and may adversely affect our business.
On October 1, 2019, we completed the spin off our Automotive business into an independent, publicly-traded company called Cerence Inc. ("Cerence"). We may not achieve the full strategic, operational and financial benefits that we anticipated from the spin-off, or such benefits may be delayed. In fact, the spin-off may adversely affect our business. Following the spin-off, we are a smaller company with a less diversified product portfolio and a narrower business focus. As a result, we may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. Although Nuance and Cerence are now two independent companies, our long joint history may cause consumers and investors to continue to associate the companies with each other, either positively or negatively. Separating the businesses may also eliminate or reduce synergies or economies of scale that existed prior to the spin-off, which could harm our business.
We may be exposed to claims and liabilities as a result of the spin-off of our Automotive business segment.
We entered into a separation and distribution agreement and various other agreements with Cerence to govern the spin-off and the relationship between the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and Cerence. For example, in the Tax Matters Agreement, dated September 30, 2019, between Nuance and Cerence, Cerence agreed to indemnify Nuance for resulting taxes and related expenses if, as a result of any of Cerence’s breach of certain of its representations or covenants, the spin-off and certain related reorganization transactions are determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Internal Revenue Code of 1986, as amended. The indemnity rights we have against Cerence under the agreements may not be sufficient to protect us, for example if our losses exceed our indemnity rights or if Cerence did not have the financial resources to meet its indemnity obligations. In addition, our indemnity obligations to Cerence may be significant, and these risks could negatively affect our results of operations and financial condition.
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
Intangible assets are generally amortized over three to ten years. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2019, we recorded goodwill of $3,243.5 million and intangible assets of $356.9 million, net of accumulated amortization and impairment charges. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
We have significant intangible assets, including goodwill and other intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are customer relationships, patents and core technologies, technologies and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets include the following:

•	significant adjustments to our multi-year operating plans, in connection with our ongoing portfolio review;

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
For example, as more fully described in Note 6 to the accompanying consolidated financial statements, during the second quarter of fiscal year 2018, we reorganized our former Mobile business into three discrete lines of business - Automotive, Dragon TV, and Devices. In connection with this reorganization, and the review of goodwill and other intangible assets for impairment that was triggered by recent financial results and rapidly changing business conditions for our SRS business, we recorded a total of $137.9 million of goodwill impairment charge related to the Devices and SRS businesses for the second quarter of fiscal 2018. Additionally, in connection with our comprehensive portfolio and business review efforts, management decided to commence a wind-down of our Mobile Operator Services (within our SRS business) and Devices businesses during the fourth quarter of fiscal 2018. As a result, we recorded additional impairment charges of goodwill and other intangible assets of approximately $33.0 million. For more information, please see Note 6 of the accompanying consolidated financial statements. Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.
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
We expect our ongoing shift from software license model to cloud services and transaction-based recurring revenue models to create a recurring revenue stream that is more predictable. The transition, however, creates risks related to the timing of revenue recognition. We also incur certain expenses associated with the infrastructures and selling efforts of our hosting offerings in advance of our ability to recognize the revenues associated with these offerings, which may adversely affect our near-term reported revenues, results of operations and cash flows. A decline in renewals of recurring revenue offerings in any period may not be immediately reflected in our results for that period but may result in a decline in our revenue and results of operations in future quarters.
We have a history of operating losses, and may incur losses in the future, which may require us to raise additional capital on unfavorable terms.
We reported total net losses of $159.9 million and $151.0 million in fiscal years 2018 and 2017, respectively, and have a total accumulated deficit of $293.6 million as of September 30, 2019. If we are unable to return to profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will return to profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
During 2014, Ireland enacted changes to the taxation of certain Irish incorporated companies effective as of January 2021. On October 5, 2015, the Organization for Economic Cooperation and Development released the Final Reports for its Action Plan on Base Erosion and Profit Shifting. The implementation of one or more of these reports in jurisdictions in which we operate, together with the 2014 enactment by Ireland, could result in an increase to our effective tax rate. In addition, in December 2017, the United States enacted the Tax Cut and Jobs Act of 2017. We expect this to continue having a material impact on our tax financial results under United States generally accepted accounting principles. Future changes in U.S. and non-U.S. tax laws and regulations could have a material effect on our results of operations in the periods in which such laws and regulations become effective as well as in future periods.
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
We derive a portion of our revenues and bookings from arrangements with governmental users in the U.S., the U.K. and elsewhere, contracts with the government in the U.S., the U.K. and elsewhere, as well as various state and local governments, and their respective agencies. Government contracts are generally subject to oversight, including audits and investigations which could identify violations of these agreements. Government contract violations could result in a range of consequences including, but not limited to, contract price adjustments, civil and criminal penalties, contract termination, forfeiture of profit and/or suspension of payment, and suspension or debarment from future government contracts. We could also suffer serious harm to our reputation if we were found to have violated the terms of our government contracts.
Risks Related to Our Intellectual Property and Technology
Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful.
From time to time, we are subject to claims and legal actions alleging that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments to our customers. Any of these could seriously harm our business.
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
We have a significant amount of debt. As of September 30, 2019, we had $2,137.0 million outstanding principal of debt, including $300.0 million of senior notes due in 2024, and $500.0 million of senior notes due in 2026, $46.6 million of 2.75% 2031 Convertible Debentures redeemable in November 2021, $263.9 million of 1.5% 2035 Convertible Debentures redeemable in November 2021, $676.5 million of 1.0% 2035 Convertible Debentures redeemable in December 2022, and $350.0 million of 1.25% 2025 Convertible Debentures redeemable in April 2025. Investors may require us to redeem these convertible debentures earlier than the dates indicated if the closing sale price of our common stock is more than 130% of the then current conversion price of the respective debentures for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount in cash or shares of our common stock, at our election. For example, on November 1, 2017, holders of $331.2 million of our 2.75% 2031 Convertible Debentures exercised their rights to require us to repurchase such debentures. We also have a $242.5 million Revolving Credit Facility under which $5.9 million was committed to backing outstanding letters of credit issued and $236.6 million was available for borrowing at September 30, 2019. Our debt level could have important consequences. For example, it could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, including the convertible debentures and the credit facility, which will reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development, exploit business opportunities, and undertake other business activities;

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
Our corporate headquarters are located in Burlington, Massachusetts. As of September 30, 2019, we leased approximately 1.6 million square feet of building space, primarily in the United States, and to a lesser extent, in the Asia-Pacific regions, Europe and Canada, of which, approximately 0.4 million square feet was related to our Automotive business. Larger leased sites include properties located in: Montreal, Canada; and Bangalore, India. In addition, we own 130,000 square feet of building space located in Melbourne, Florida.
We also include in the total square feet leased space leased in specialized data centers in Massachusetts, Washington, Texas, China and smaller facilities around the world.
We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of our business.

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

As of October 31, 2019, there were 577 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business, or to purchase common stock under our share repurchase program and do not anticipate paying any cash dividends in the foreseeable future. Furthermore, the terms of our debt agreements place restrictions on our ability to pay dividends.

Stock Performance Graph
The following performance graph compares the Company’s cumulative total return on its common stock between September 30, 2014 and September 30, 2019 to the cumulative total return of the Russell 2000, and to the S&P Information Technology indices assuming $100 was invested in the Company’s common stock and each of the indices upon the closing of trading on September 30, 2014 and assuming the reinvestment of dividends, if any. The Company has have never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
* $100 invested on September 30, 2014 in stock or index, including reinvestment of dividends, for each of the fiscal years below.

	9/14	9/15	9/16	9/17	9/18	9/19

Nuance Communications, Inc.	100.00	106.20	94.06	101.98	112.36	105.81
Russell 2000	100.00	101.25	116.91	141.15	162.66	148.20
S&P Software & Services Select	100.00	109.82	131.33	156.88	218.07	225.09

Issuer Purchases of Equity Securities

The following is a summary of our share repurchases for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2019 - July 31, 2019	—	—	—	$436,384,658
August 1, 2019 - August 31, 2019	391,114	$15.34	391,114	$430,383,689
September 1, 2019 - September 30, 2019	—	—	—	$430,383,689
Total	391,114		391,114

(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved an additional $500.0 million under our share repurchase program. The program has no expiration date. As of September 30, 2019, approximately $430.4 million remained available for future repurchases under the program.
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

	Fiscal Year Ended September 30,
(In millions, except per share amounts)	2019	2018	2017	2016	2015
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
Continuing Operations (a):
Total revenues	$1,823.1	$1,842.3	$1,728.2	$1,720.3	$1,721.5
Gross profit	$1,043.2	$1,016.9	$924.3	$945.4	$948.4
Income (loss) from operations	$132.7	$(117.5)	$16.5	$88.1	$54.9
(Benefit) provision for income taxes	$(88.6)	$(62.3)	$23.7	$10.2	$29.4
Net income (loss) from continuing operations	$114.3	$(184.9)	$(178.3)	$(58.7)	$(140.3)
Net Income (Loss) Per Share - continuing operations:
Basic	$0.40	$(0.63)	$(0.62)	$(0.20)	$(0.44)
Diluted	$0.39	$(0.63)	$(0.62)	$(0.20)	$(0.44)
Weighted average common shares outstanding:
Basic	286.3	291.3	289.3	292.1	317.0
Diluted	290.1	291.3	289.3	292.1	317.0
Financial Position:
Cash and cash equivalents and marketable securities	$764.8	$473.5	$874.1	$608.1	$568.8
Total assets	$5,365.8	$5,302.4	$5,931.9	$5,661.5	$5,511.9
Total debt	$1,936.4	$2,185.4	$2,617.4	$2,433.2	$2,103.1
Total deferred revenue (a)	$701.7	$765.0	$670.5	$615.0	$555.4
Total stockholders’ equity	$2,173.2	$1,717.5	$1,931.4	$1,931.3	$2,265.3
Selected Data and Ratios (a):
Working capital	$553.0	$199.1	$254.6	$378.9	$378.5
Depreciation of property and equipment	$55.2	$60.4	$53.3	$59.6	$59.4
Amortization of intangible assets	$103.6	$124.9	$150.7	$139.8	$146.7
Gross margin percentage	57.2%	55.2%	53.5%	55.0%	55.1%

(a) Amounts exclude those related to our Imaging business, which was included in discontinued operations for all the periods presented.
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
Overview
Business Overview
We are a pioneer and leader in conversational and cognitive AI innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, automotive, financial services, telecommunications and travel industries, among others. We see several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio including ASR, NLU, semantic processing, domain-specific reasoning, dialog management capabilities, AI, and voice biometric speaker authentication. We report our business in four segments, Healthcare, Enterprise, Automotive, and Other.

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

On November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly traded company through a pro rata distribution to our common stockholders. The spin-off was completed on October 1, 2019. Effective the first quarter of fiscal year 2020, the historical results of our Automotive business will be included within discontinued operations for all the historical periods presented.

•
Other. Our Other segment includes our SRS and Devices businesses. Our SRS business provides value-added services to mobile operators in India and Brazil (“Mobile Operator Services”) and voicemail transcription services to mobile operators in the rest of the world (“Voicemail-to-Text”). Our Devices business provides speech recognition solutions and predictive text technologies for handset devices. Our Mobile Operator Services has experienced dramatic market disruptions during fiscal year 2018. Our Devices revenue has been declining due to the ongoing consolidation of our handset manufacturer customer base and continued erosion of our penetration of the remaining market. During the fourth quarter of fiscal 2018, in connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses.  In May 2019, we completed the sale of our Mobile Operator Services business in Brazil, and in July 2019, we completed the sale of our Mobile Operator Services business in India. The sale prices and any gains or losses were immaterial.

•
Discontinued Operations - Imaging. On November 11, 2018, we entered into a definitive stock purchase agreement, pursuant to which we agreed to sell our Imaging business and associated assets. On February 1, we completed the sale of the business and we received proceeds approximately $400.0 million, net of related fees and expenses, and subject to certain customary post-closing adjustments. As a result, for fiscal years 2019, 2018, and 2017, Imaging's results of operations have been included within discontinued operations for all the historical periods presented and its assets and liabilities within held for sale in our consolidated financial statements as of September 30, 2018.

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
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of these key financial metrics for our continuing operations is as follows:
For the fiscal year 2019, as compared to the fiscal year 2018:

•	Total revenues under ASC 606 was $1,823.1 million for the year ended September 30, 2019, as compared to $1,842.3 million under ASC 605 for the year ended September 30, 2018;

•
Net income from continuing operations under ASC 606 for the year ended September 30, 2019 was $114.3 million, compared to a net loss from continuing operations of $184.9 million under ASC 605 the year ended September 30, 2018;

•	Gross margins under ASC 606 for the year ended September 30, 2019 was 57.2%, compared to 55.2% under ASC 605 for the year ended September 30, 2018;

•	Operating margins under ASC 606 for the year ended September 30, 2019 was 7.3%, compared to (6.4)% under ASC 605 for year ended September 30, 2018; and

•	Operating cash flows from continuing operations increased by $4.7 million to $397.0 million for the year ended September 30, 2019, compared to $392.3 million for the year ended September 30, 2018.
As of September 30, 2019, as compared to September 30, 2018:

•
Total deferred revenue decreased by 8% to $701.7 million, primarily as a result of the ASC 606 implementation, offset in part by the continued growth of our Automotive connected solutions and Healthcare bundled offerings.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and revenue by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
Professional services and hosting	$1,044.7	$1,082.0	$1,045.7	$966.6	3.5%	8.2%
Product and licensing	509.2	533.1	544.0	493.9	(2.0)%	10.1%
Maintenance and support	269.2	243.7	252.6	267.7	(3.5)%	(5.6)%
Total Revenues	$1,823.1	$1,858.8	$1,842.3	$1,728.2	0.9%	6.6%

United States	$1,367.8	$1,399.9	$1,374.9	$1,244.9	1.8%	10.4%
International	455.3	458.9	467.4	483.3	(1.8)%	(3.3)%
Total Revenues	$1,823.1	$1,858.8	$1,842.3	$1,728.2	0.9%	6.6%
Fiscal Year 2019 compared to Fiscal Year 2018
For fiscal year 2019, the geographic split under ASC 606 was 75% of total revenues in the United States and 25% internationally. The geographic split for fiscal year 2019 under ASC 605 was 75% of total revenues in the United States and 25% internationally, as compared to 75% of total revenues in the United States and 25% internationally for fiscal year 2018.
Fiscal Year 2018 compared to Fiscal Year 2017
The geographic split for fiscal year 2018 was 75% of total revenue in the United States and 25% internationally, as compared to 72% of total revenue in the United States and 28% internationally for fiscal year 2017.
Professional Services and Hosting Revenue
Hosting revenue primarily relates to delivering on-demand hosted services, such as medical transcription, automated customer care applications, mobile operator services, and mobile infotainment and search and transcription, over a specified term. Professional services revenue primarily consists of consulting, implementation and training services for customers. The following table shows hosting and professional services revenue, in dollars, percentage change, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
Hosting revenue	$826.4	$850.6	$771.1	$733.8	10.3%	5.1%
Professional services revenue	218.3	231.3	274.6	232.7	(15.8)%	18.0%
Hosting and professional services revenue	$1,044.7	$1,081.9	$1,045.7	$966.6	3.5%	8.2%
As a percentage of total revenues	57.3%	58.2%	56.8%	55.9%
Fiscal Year 2019 compared to Fiscal Year 2018
Hosting revenue under ASC 606 for the year ended September 30, 2019 is $24.3 million lower than revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices and the timing of revenue recognition for transactions with extended payment terms. Under ASC 605, hosting revenue increased by $79.5 million, or 10.3%, primarily due to a $52.3 million increase in Healthcare, a $29.8 million increase in Enterprise segment, and a $19.5 million increase in our Automotive segment, which was partially offset by a $22.1 million decrease in our Other segment. Healthcare hosting revenue increased primarily due to the continued growth in our Dragon Medical cloud-based solutions, offset in part by a decline in our medical transcription services. Enterprise hosting revenue increased primarily due to the strength in our omni-channel hosting solutions. Automotive hosting revenue increased primarily due to the continued market penetration of our speech recognition and infotainment platform services. Other segment hosting revenue decreased due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil and India in fiscal year 2019.
As a percentage of total revenue, hosting revenue under ASC 605 increased from 41.9% for fiscal 2018 to 45.8% for fiscal 2019.
Professional services revenue under ASC 606 for the year ended September 30, 2019 is $13.0 million lower compared to revenue under ASC 605 for the same period, primarily due to the loss of deferred revenue upon the ASC 606 implementation as a result of change from completed contract method to the percentage of completion method. Under ASC 605, Professional services revenue decreased by $43.3 million, or 15.8%, primarily due to a $58.9 million decrease in Healthcare, offset in part by a $6.5 million increase in Enterprise and a $9.3 million increase in Automotive. Healthcare professional services revenue decreased primarily due to lower revenue from the EHR implementation and optimization services. Enterprise professional services revenue increased primarily due to higher contact center service revenue as a result of the timing of the services rendered. Automotive professional services revenue increased primarily due to the timing of the services rendered.
As a percentage of total revenue, professional services revenue under ASC 605 decreased from 14.9% for fiscal 2018 to 12.4% for fiscal 2019.
Fiscal Year 2018 compared to Fiscal Year 2017
Hosting revenue increased by $37.3 million, or 5.1%, primarily driven by a $41.9 million increase in Healthcare, a $14.5 million increase in Automotive, and a $6.7 million increase in Enterprise, offset in part by a $25.8 million decrease in Other. Healthcare hosting revenue increased as the segment recovered from the 2017 Malware Incident throughout the year; also contributing to the increase was the continued market penetration and growth of our Dragon Medical cloud-based solutions, offset by in part by the continued erosion of our transcription services. Automotive hosting revenue increased primarily due to the continued growth in our ASR and infotainment platform services. Enterprise hosting revenue increased primarily due to the growth in our omni-channel hosting solutions. Other segment hosting revenue decreased primarily driven by the declines in both of our SRS and Devices businesses. As a percentage of total revenue, hosting revenue decreased from 42.5% for fiscal year 2017 to 41.9% for fiscal year 2018.
Professional services revenue increased by $41.9 million, or 18.0%, primarily driven by a $49.4 million increase in Healthcare, offset in part by a $4.2 million decrease in Automotive. Healthcare professional services revenue increased primarily due to higher revenue from EHR implementation and optimization services. Automotive professional services revenue decreased primarily due to a shift towards connected services. As a percentage of total revenue, professional services increased from 13.5% for fiscal year 2017 to 14.9% for fiscal year 2018.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars, percentage change, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
Product and licensing revenue	$509.2	$533.1	$544.0	$493.9	(2.0)%	10.1%
As a percentage of total revenues	27.9%	28.7%	29.5%	28.6%
Fiscal Year 2019 compared to Fiscal Year 2018
Product and licensing revenue under ASC 606 for the year ended September 30, 2019 is $23.9 million lower compared to revenue under ASC 605 for the same period, primarily due to the loss of revenue as a result of the upfront recognition of term license revenue on the opening balance sheet under ASC 606. Under ASC 605, product and licensing revenue decreased by $10.9 million, or 2.0%, primarily due to a $23.7 million decrease in Other and a $12.3 million decrease in Enterprise, offset in part by a $20.7 million increase in Healthcare and a $4.4 million increase in Automotive. Other segment product and licensing revenue decreased primarily due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil and India in fiscal year 2019. Enterprise product and licensing revenue decreased primarily due to the timing of contact center license deals signed in fiscal year 2018. Automotive product and licensing revenue increased primarily due to higher royalties from existing and new customers. Healthcare product and licensing revenue increased primarily driven by higher Dragon Medical software license revenue from international markets.
As a percentage of total revenue, product and licensing revenue under ASC 605 decreased from 29.5% for fiscal year 2018 to 28.7% for fiscal year 2019.
Fiscal Year 2018 compared to Fiscal Year 2017
Product and licensing revenue increased by $50.1 million, or 10.1%, primarily driven by a $16.3 million increase in Automotive, a $14.5 million increase in Healthcare, and a $12.8 million increase in Enterprise. Automotive product and licensing revenue increased primarily due to higher royalties from existing and new customers. Healthcare product and licensing revenue increased primarily due to higher revenue from diagnostics solutions due to recent acquisitions. Enterprise product and licensing revenue increased primarily due to higher contact center license revenue.
As a percentage of total revenue, product and licensing revenue increased from 28.6% for fiscal year 2017 to 29.5% for fiscal year 2018.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars, percentage change, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
Maintenance and support revenue	$269.2	$243.7	$252.6	$267.7	(3.5)%	(5.6)%
As a percentage of total revenues	14.8%	13.1%	13.7%	15.5%
Fiscal Year 2019 compared to Fiscal Year 2018
Maintenance and support revenue on ASC 606 basis for the year ended September 30, 2019 is $25.5 million higher compared to revenue under ASC 605 for the same period, primarily as a result of the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, maintenance and support revenue decreased by $8.9 million, or 3.5%, primarily due to customers' continued transition from licenses to cloud-based solutions in Healthcare.
As a percentage of total revenue, maintenance and support revenue under ASC 605 decreased from 13.7% to 13.1% for the year ended September 30, 2019.
Fiscal Year 2018 compared to Fiscal Year 2017
Maintenance and support revenue decreased by $15.1 million, or 5.6%, primarily due to a $18.1 million decrease in Healthcare, offset in part by a $4.6 million increase in Enterprise. The decrease in Healthcare was primarily driven by the continuing customer transition from product licenses to cloud-based solutions. The increase in Enterprise was primarily driven by higher volume of contact center license transactions with maintenance and support. As a percentage of total revenue, maintenance and support revenue under ASC 605 decreased from 15.5% for fiscal year 2017 to 13.7% for the fiscal year 2018.
COSTS AND EXPENSES
Cost of Hosting and Professional Services Revenue
Cost of professional services and hosting revenue primarily consists of compensation for services personnel, outside consultants and overhead, as well as the hardware, infrastructure and communications fees that support our hosting solutions. The following table shows the cost of professional services and hosting revenue, in dollars, percentage change, and as a percentage of professional services and hosting revenue (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
Cost of hosting and professional services revenue	$636.2	$639.1	$678.4	$654.6	(5.8)%	3.6%
As a percentage of hosting and professional services revenue	60.9%	59.1%	64.9%	67.7%
Fiscal Year 2019 compared to Fiscal Year 2018
Cost of hosting and professional services revenue under ASC 606 for the year ended September 30, 2019 is $2.9 million lower than the amount under ASC 605 for the same period, primarily due to the upfront recognition of costs upon the ASC 606 implementation as a result of change from completed contract method to the percentage of completion method. Under ASC 605, cost of hosting and professional services revenue decreased by $39.3 million, or 5.8%, primarily due to lower revenue related to EHR implementation and optimization services, offset in part by higher costs related to our Dragon Medical cloud-based software. Under ASC 605, gross margin increased by 5.8 percentage points, primarily due to lower revenue from EHR implementation and optimization services, which carries lower margins. Also contributing to the margin improvement was the favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based software from lower-margin transcription services.
Fiscal Year 2018 compared to Fiscal Year 2017
The increase in cost of professional services and hosting revenue was primarily due to higher professional services costs in our Healthcare segment related to EHR implementation, optimization services and higher hosting costs related to the growth of our automotive connected car services, offset in part by lower costs of medical transcription services. Gross margins increased by 2.8 percentage points as our Healthcare segment recovered from the 2017 Malware Incident throughout the year. Also contributing to the margin improvement was a favorable shift in revenue mix towards higher margin Dragon Medical cloud-based software, offset in part by margin compression in our medical transcription services and the increase in EHR implementation and optimization services which carried lower margins.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars, percentage change, and as a percentage of product and licensing revenue (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
Cost of product and licensing revenue	$73.3	$67.4	$56.8	$54.1	18.7%	5.0%
As a percentage of product and licensing revenue	14.4%	12.7%	10.4%	11.0%

Fiscal Year 2019 compared to Fiscal Year 2018
Cost of product and licensing revenue under ASC 606 for the year ended September 30, 2019 is $5.9 million higher than the amount under ASC 605 for the same period, primarily due to the upfront recognition of third-party license royalties in connection with the upfront recognition of term license revenue. Under ASC 605, cost of product and licensing revenue increased by $10.6 million, or 18.7% primarily due to higher royalty costs in Healthcare. As a result, under ASC 605, gross margin decreased by 2.3 percentage points.
Fiscal Year 2018 Compared to Fiscal Year 2017
Cost of product and licensing revenue increased by $2.7 million, or 5.0%, primarily due to higher costs related to our clinical documentation and diagnostic solutions. Gross margins increased by 0.6 percentage points, primarily due to higher margins on Dragon Medical software license revenue.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars, percentage change, and as a percentage of maintenance and support revenue (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
Cost of maintenance and support revenue	$33.6	$33.8	$39.3	$37.2	(14.0)%	5.6%
As a percentage of maintenance and support revenue	12.5%	13.9%	15.6%	13.9%
Fiscal Year 2019 compared to Fiscal Year 2018
Cost of maintenance and support revenue under ASC 606 for the year ended September 30, 2019 is $0.2 million lower than the amount under ASC 605 for the same period, primarily due to the timing of recognition of third-party service costs. Under ASC 605, cost of maintenance and support revenue decreased by $5.5 million, or 14.0%, primarily due to customers' continued transition from licenses to cloud-based solutions in Healthcare. Under ASC 605, gross margins increased by 1.7 percentage points, primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.
Fiscal Year 2018 compared to Fiscal Year 2017
Cost of maintenance and support revenue increased by $2.1 million, or 5.6%, primarily driven by higher compensation costs in Healthcare. Gross margins decreased by 1.7%, primarily due to lower margin on Dragon Medical software maintenance and support services in Healthcare.
Research and Development Expenses
Research and development expenses primarily consist of salaries, benefits, and overhead relating to third party engineering costs. The following table shows research and development expense, in dollars, percentage change, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
Research and development expenses	$275.9	$275.9	$278.7	$239.9	(1.0)%	16.2%
As a percentage of total revenues	15.1%	14.8%	15.1%	13.9%
Fiscal Year 2019 compared to Fiscal Year 2018
R&D expense decreased by $2.8 million, or 1.0%, primarily driven by lower compensation costs due to our recent costs saving initiatives, offset in part by our continued investment in product development and new technologies to support our long-term growth.

Fiscal Year 2018 compared to Fiscal Year 2017
R&D expenses increased by $38.8 million, or 16.2%, primarily due to higher compensation expenses as we continue to invest in product innovation and new technologies to support our long-term growth.
Sales and Marketing Expenses
Sales and marketing expenses include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars, percentage change, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
Sales and marketing expenses	$303.5	$309.4	$311.7	$324.4	(0.8)%	(3.9)%
As a percentage of total revenues	16.6%	16.6%	16.9%	18.8%
Fiscal Year 2019 compared to Fiscal Year 2018
Sales and marketing expense under ASC 606 for the year ended September 30, 2019 is $5.9 million lower than the amount under ASC 605 for the same period, primarily due to the amortization of capitalized sales commission expenses over the period of benefit. Under ASC 605, sales and marketing expense decreased by $2.3 million, or 0.8%, primarily driven by lower sales headcount as a result of ongoing portfolio review and optimization.
Fiscal Year 2018 compared to Fiscal Year 2017
Sales and marketing expenses decreased by $12.7 million, or 3.9%, primarily driven by lower commission expenses due to recent changes in our commission plans in fiscal year 2018.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts.
The following table shows general and administrative expense, in dollars, percentage change, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
General and administrative expenses	$175.0	$175.0	$225.9	$163.1	(22.5)%	38.5%
As a percentage of total revenues	9.6%	9.4%	12.3%	9.4%
Fiscal Year 2019 compared to Fiscal Year 2018
General and administrative expense decreased by $50.9 million, or 22.5%, primarily due to higher professional services costs incurred in fiscal year 2018 in connection with establishing Automotive as a separate reportable segment. Also contributing to the decrease was lower employee-related costs as a result of ongoing business review and other cost saving initiatives.
Fiscal Year 2018 compared to Fiscal Year 2017
General and administrative expenses increased by $62.8 million, or 38.5%, primarily due to professional services fees related to evaluating strategic alternatives for certain businesses, establishing the Automotive business as a separate operating segment, and legal expenses related to enforcing our intellectual property rights.

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

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Cost of revenues	$36.8	$50.9	$57.9	(27.6)%	(12.1)%
Operating expenses	66.7	74.0	92.8	(9.8)%	(20.3)%
Total amortization expenses	$103.5	$124.9	$150.7	(17.1)%	(17.1)%
As a percentage of total revenues	5.7%	6.8%	8.7%
Fiscal Year 2019 compared to Fiscal Year 2018
Amortization of intangible assets expense for fiscal year 2019 decreased by $21.4 million, as certain intangible assets became fully amortized in fiscal years 2018 and 2019.
Fiscal Year 2018 compared to Fiscal Year 2017
Amortization of intangible assets expense for fiscal year 2018 decreased by $25.8 million, as certain intangible assets became fully amortized in fiscal years 2017 and 2018.
Acquisition-Related Costs, Net
Acquisition-related costs, net include costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs, earn-out payments, and other costs related to integration activities; (ii) professional service fees, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) fair value adjustments to acquisition-related contingencies. A summary of the acquisition-related costs is as follows (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Transition and integration costs	$8.1	$16.1	$15.2	(49.4)%	5.9%
Professional service fees	2.3	3.5	12.6	(32.7)%	(72.2)%
Acquisition-related adjustments	(1.5)	(3.4)	(0.1)	(54.8)%	3,300.0%
Total acquisition-related costs, net	$8.9	$16.1	$27.7	(44.7)%	(41.9)%
As a percentage of total revenue	0.5%	0.9%	1.6%
Fiscal Year 2019 compared to Fiscal Year 2018
Acquisition-related costs, net decreased by $7.2 million, primarily due to reduced acquisition activities during fiscal year 2019.
Fiscal Year 2018 compared to Fiscal Year 2017
Acquisition-related costs, net decreased by $11.6 million, primarily due to reduced acquisition activities during fiscal year 2018.

Restructuring and Other Charges, Net
While restructuring and other charges, net are excluded from our calculation of segment profit, the table below presents the restructuring and other charges, net associated with each segment (dollars in thousands):

	Personnel	Facilities	Total Restructuring Expenses	Other Charges	Total
Fiscal Year 2019
Healthcare	$4,679	$191	4,870	$—	4,870
Enterprise	5,037	933	5,970	—	5,970
Automotive	5,159	1,706	6,865	44,453	51,318
Other	1,457	337	1,794	3,306	5,100
Corporate	3,039	764	3,803	9,404	13,207
Total fiscal year 2019	$19,371	$3,931	$23,302	$57,163	$80,465

Fiscal Year 2018
Healthcare	$11,563	$25	$11,588	$—	$11,588
Enterprise	4,217	2,243	6,460	—	6,460
Automotive	4,160	20	4,180	—	4,180
Other	1,473	647	2,120	7,103	9,223
Corporate	10,107	953	11,060	14,515	25,575
Total fiscal year 2018	$31,520	$3,888	$35,408	$21,618	$57,026

Fiscal Year 2017
Healthcare	$4,283	$870	$5,153	$8,758	$13,911
Enterprise	2,141	3,480	5,621	—	5,621
Automotive	1,838	—	1,838	—	1,838
Other	2,954	(15)	2,939	10,773	13,712
Corporate	1,337	2,013	3,350	21,491	24,841
Total fiscal year 2017	$12,553	$6,348	$18,901	$41,022	$59,923
Fiscal Year 2019
For the fiscal year 2019, we recorded restructuring charges of $23.3 million, which included $19.4 million related to the termination of approximately 391 employees and $3.9 million charge related to closing certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $4.0 million to be substantially paid by the end of the first quarter of fiscal year 2020, and the remaining of balance of $3.6 million for the excess facilities to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the year ended September 30, 2019, we recorded $8.8 million of professional services fees related to our corporate transformational efforts, $45.6 million costs related to the separation of our Imaging business and the stand-up of our Automotive business, and $3.3 million accelerated depreciation related to our Mobile Operator Services, offset in part by a $0.5 million cash receipt from insurance claims related to the malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident").
Fiscal Year 2018
For fiscal year 2018, we recorded restructuring charges of $35.4 million, which included $31.5 million related to the termination of approximately 1,318 employees and $3.9 million charge related to closing certain excess facilities, including adjustment to sublease assumptions associated with these facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, during fiscal year 2018, we recorded $5.7 million for costs related to the transition agreement of our former CEO, $4.8 million professional services fees related to assessment and establishment of our corporate transformational efforts, $4.0 million related to our remediation and restoration effort after the 2017 Malware Incident, and fixed asset impairment charges of $7.1 million for SRS and Devices, as more fully described in Note 6.

Fiscal Year 2017
For fiscal year 2017, we recorded restructuring charges of $18.9 million, which included $12.6 million related to the termination of approximately 792 terminated employees and $6.3 million charge related to closing certain excess facilities, including adjustment to sublease assumptions associated with these facilities. These actions were part of our initiatives to reduce costs and optimize processes.
Additionally, during fiscal year 2017, we recorded $8.1 million for costs related to the transition agreement of our former CEO, $18.1 million of professional services fees and $4.0 million of fixed asset and inventory write-down as a result of the 2017 Malware Incident, and an impairment charge of $10.8 million related to an internally developed software.
Impairment of Goodwill and Other Intangible Assets
As more fully described in Note 6 of the accompanying consolidated financial statements, we recorded $170.9 million impairment charges of goodwill and other intangible assets for Devices and Mobile Operator Services for fiscal year 2018. There was no impairment for goodwill or other intangible assets for fiscal year 2019.
Other Expenses, Net
Other expenses, net consists primarily of interest income, interest expense, foreign exchange gains (losses), and net gain (loss) from other non-operating activities. A summary of other income (expense), net is as follows (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
Interest income	$13.7	$9.3	$6.9	46.9%	34.7%
Interest expense	(120.1)	(137.3)	(156.9)	(12.5)%	(12.5)%
Other expense, net	(0.5)	(1.8)	(21.2)	(70.5)%	(91.4)%
Total other expenses, net	$(106.9)	$(129.7)	$(171.2)
Fiscal Year 2019 compared to Fiscal Year 2018
The decrease in interest expense was primarily due to the repurchase of $150.0 million of outstanding 5.375% Senior Notes due 2020 in September 2018, and the redemption of the $331.2 million then outstanding 2.75% convertible debentures in November 2017. Additionally, in March 2019, we redeemed $300.0 million of our 5.375% Senior Notes due 2020 with the net proceeds from the sale of Imaging.
Fiscal Year 2018 compared to Fiscal Year 2017
The decrease in interest expense was primarily due to the repurchase of $331.2 million of our outstanding 2.75% convertible debentures in November 2017. Other expense, net decreased by $19.4 million primarily due to an $18.6 million loss on extinguishment of debt resulting from the repurchase of our 2020 Senior Notes in fiscal year 2017.
(Benefit) Provision for Income Taxes
The following table shows the (benefit) provision for income taxes and the effective income tax rate (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
(Benefit) provision for income taxes	$(88.6)	$(62.3)	$23.7	42.2%	(363.3)%
Effective income tax rate	(344.1)%	25.2%	(15.3)%
Fiscal Year 2019 compared to Fiscal Year 2018
The effective income tax rate in fiscal year 2019 differs from the U.S. federal statutory rate of 21.0% primarily due to a net tax benefit of $112.1 million related to intangible property transfers, partially offset by an uncertain tax position. The net tax benefit is also partially offset by a base erosion and anti-abuse tax ("BEAT") expense of $11.2 million and a GILTI tax expense of $7.5 million. As part of the restructuring for the spin-off of our Automotive business, the Company recognized an $896.8 million gross

U.S. capital loss with a potential tax benefit of $188.3 million. We believe that it is not more likely than not that the tax benefit from the U.S. capital loss will be realized. As a result, we recorded a full valuation allowance against the capital loss.
Benefit for income taxes increased by $26.3 million in fiscal year 2019, primarily due to a net tax benefit of $112.1 million related to the intangible property transfers in fiscal year 2019, offset in part by the deferred tax benefit of $87.1 million related to the Tax Cuts and Jobs Act ("TCJA") in fiscal year 2018.
Fiscal Year 2018 compared to Fiscal Year 2017
Our effective income tax rate was 25.2% in fiscal year 2018, compared to (15.3%) in fiscal year 2017. The effective income tax rate of 25.2% in fiscal year 2018 differed from the U.S. statutory rate, primarily due to the net tax benefits resulting from the TCJA remeasurement of deferred tax assets and liabilities at the lower enacted rate, and our foreign earnings being subject to lower tax rates, offset by in part by additional valuation allowance related to current period losses, the tax effect of goodwill impairment charges that are not deductible, and the provision for the deemed repatriation of foreign cash and earnings. The effective tax rate of (15.3%) in fiscal year 2017 differed from the U.S. statutory rate, primarily due to additional valuation allowance related to current period losses in the United States and an increase in deferred tax liabilities related to goodwill, partially offset by our earnings in foreign operations that are subject to significantly lower tax rates than the U.S. statutory tax rate.
Provision for income taxes decreased by $86.0 million in fiscal year 2018, primarily due to the lower valuation allowance provided related to the losses incurred for the current fiscal year, the net tax benefits resulting from the TCJA remeasurement of deferred tax assets and liabilities at the lower enacted rate, offset in part by the tax effect of goodwill impairment charges that are not deductible, and the provision for the deemed repatriation of foreign cash and earnings.
Net Income from Discontinued Operations
As more fully described in Note 4 to the accompanying consolidated financial statements, on November 11, 2018, we entered into a definitive sale agreement, pursuant to which we agreed to sell our Imaging business and associated assets for a total cash consideration of approximately $400.0 million. The transaction closed on February 1, 2019. Imaging's results of operations have been included within discontinued operations for all historical periods presented.
As more fully described in Note 23 to the accompanying consolidated financial statements, on October 1, 2019, we completed the previously announced spin-off of our Automotive business as an independent public company. Effective the first quarter of fiscal year 2020, the historical results of our Automotive business will be included within discontinued operations for all the historical periods presented.
SEGMENT ANALYSIS
As more fully described in Note 4, the results of our Imaging segment, previously a reportable segment, have been included within discontinued operations due to the completion of the sale on February 1, 2019. As a result, effective the first quarter of fiscal year 2019, we changed our corporate overhead allocation methodology to re-allocate the stranded costs related to our Imaging business to the remaining operating segments included within continuing operations. Our segment presentation for fiscal years 2019, 2018, and 2017 have been restated to reflect the re-allocation of stranded costs. Stranded costs of $7.0 million for fiscal years 2019, $7.8 million for 2018, and $7.1 million 2017, have been included within total segment profits and re-allocated to Healthcare, Enterprise, Automotive, and Other, respectively. As a result, segment information for fiscal years 2018 and 2017 have been recast to reflect the above changes in segment reporting structure.
For further details of financial information about our operating segments, see Note 22 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The following table presents certain financial information about our operating segments (dollars in millions):

	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	% Change 2019 vs. 2018	% Change 2018 vs. 2017
	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)	(ASC 605)
Segment Revenues (a)
Healthcare	$950.6	$984.4	$984.8	$899.3	—%	9.5%
Enterprise	510.8	507.4	483.2	474.3	5.0%	1.9%
Automotive	306.6	312.7	279.4	252.2	11.9%	10.8%
Other	61.5	61.8	109.1	133.8	(43.3)%	(18.5)%
Total segment revenues	1,829.5	1,866.3	1,856.5	1,759.6	0.5%	5.5%
Less: acquisition related revenue adjustments	(6.3)	(7.5)	(14.2)	(31.5)	(46.8)%	(54.9)%
Total revenues	$1,823.2	$1,858.8	$1,842.3	$1,728.1	0.9%	6.6%
Segment Profit
Healthcare	$337.5	$364.5	$326.7	$257.8	11.6%	26.7%
Enterprise	141.5	141.8	140.5	133.9	1.0%	4.9%
Automotive	110.6	116.3	109.1	118.2	6.6%	(7.7)%
Other	23.4	23.9	28.0	41.2	(14.7)%	(32.0)%
Total segment profit	$613.0	$646.5	$604.3	$551.1	7.0%	9.7%
Segment Profit Margin
Healthcare	35.5%	37.0%	33.2%	28.7%	3.9	4.5
Enterprise	27.7%	28.0%	29.1%	28.2%	(1.1)	0.9
Automotive	36.1%	37.2%	39.1%	46.9%	(1.8)	(7.8)
Other	38.1%	38.7%	25.7%	30.8%	13.0	(5.1)
Total segment profit margin	33.5%	34.6%	32.5%	31.3%	2.1	1.2

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Fiscal Year 2019 compared to Fiscal Year 2018

•
Healthcare segment revenue for the year ended September 30, 2019 reflected the up-front recognition of term license revenue from Clintegrity, Dragon Medical, and Diagnostic solutions under ASC 606. Under ASC 605, Healthcare segment revenue decreased by $0.4 million or 0.0%, primarily driven by:

•
Revenue from Dragon Medical cloud offerings increased by $74.6 million, or 54.0%, to $212.7 million for fiscal year 2019 from $138.1 million for fiscal year 2018, primarily due to the continued market penetration and customer transition to our cloud-based offering.

•
Revenue from transcription services decreased by $43.0 million, or 16.3%, to $220.5 million for fiscal year 2019 from $263.5 million for fiscal year 2018, primarily due to the continued erosion of our medical transcription services revenue and customer's transition to Dragon Medical cloud-based software.

•
Professional services revenue decreased by $59.1 million or 40.8%, to $85.8 million for fiscal year 2019 from $144.9 million for fiscal year 2018, primarily driven by lower revenue from EHR implementation and optimization services.

•
Enterprise segment revenue for the year ended September 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices, and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment revenue increased by $24.2 million, or 5.0%, primarily due to the growth in our omni-channel hosting solutions.

•
Automotive segment revenue for the year ended September 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices under ASC 606. Under ASC 605, Automotive segment revenue increased by $33.3 million, or 11.9%, primarily due to higher royalties and hosting revenue driven by the continued growth in our speech recognition and infotainment platform services.

•
Other segment revenue for the year ended September 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices under ASC 606. Under ASC 605, Other segment revenue decreased by $47.3 million, or 43.3%, primarily due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil and India in fiscal year 2019.

Fiscal Year 2018 compared to Fiscal Year 2017

•	Healthcare segment revenues increased by $85.5 million, or 9.5%, primarily driven by:

•
Revenue from Dragon Medical cloud offerings increased by $74.0 million, or 115.5%, to $138.1 million for fiscal year 2018 from $64.1 million for fiscal year 2017, primarily due to the continued market penetration and customer transition to our cloud-based offering, as well as the revenue loss in fiscal year 2017 due to the Malware Incident.

•
Revenue from transcription services decreased by $50.6 million, or 16.1%, to $263.5 million for fiscal year 2018 from $314.1 million for fiscal year 2017, primarily due to the continued erosion of our medical transcription services revenue and customer's transition to Dragon Medical cloud-based software.

•
Professional services revenue increased by $49.0 million or 51.0%, to $144.9 million for fiscal year 2018 from $96.0 million for fiscal year 2017, primarily driven by higher revenue from EHR implementation and optimization services.

•
Enterprise segment revenues increased by $8.9 million, or 1.9%, during fiscal year 2018 primarily due to higher contact center license and services revenue, offset in part by lower revenue from our inbound and outbound on-demand solutions.

•
Automotive segment revenues increased by $27.2 million, or 10.8%, during fiscal year 2018 primarily due to higher royalties and revenues from our hosting solutions driven by continued growth in our ASR and infotainment platform services.

•
Other segment revenue decreased by $24.7 million, or 18.5%, primarily due to the accelerated declines in both SRS and Devices businesses during fiscal year 2018. The decline in SRS was primarily due to the recent market disruptions in India and Brazil. These markets have experienced a dramatic recent disruption as a result of accelerated change in competition and business models for our SRS mobile operator customers, which has reduced demand for our services. The decline in our Devices business was primarily due to the ongoing consolidation of our handset manufacturer customer base, as well as continued erosion of our penetration of the remaining market.

As more fully described in Note 4 to the accompanying consolidated financial statements, during the fourth quarter of fiscal 2018, in connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses.
Segment Profit
Fiscal Year 2019 compared to Fiscal Year 2018

•
Healthcare segment profit for the year ended September 30, 2019 reflected the upfront recognition of term license revenue and related costs for Clintegrity, Dragon Medical, and Diagnostic solutions under ASC 606. Under ASC 605, Healthcare segment profit increased by $37.8 million, or 11.6%, primarily due to higher gross margin. The gross margin improvement was primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription services, and lower revenue from EHR implementation and optimization services which carried lower margins. As a result, segment profit margin under ASC 605 increased by 3.9 percentage points to 37.0%.

•
Enterprise segment profit for the year ended September 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment profit increased by $1.4 million, or 1.0%, primarily due to higher segment revenue and lower sales and marketing expense, offset in part by lower gross margin. Gross margin decline was primarily due to lower licensing revenue, which carries higher margins. The decrease in sales and marketing expenses was primarily due to lower compensation expenses. As a result, segment profit margin under ASC 605 decreased by 1.1 percentage points to 28.0%.

•
Automotive segment profit for the year ended September 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the upfront recognition of term license costs under ASC 606. Under ASC 605, Automotive segment profit increased by $7.2 million, or 6.6%, primarily due to higher revenue, offset in part by lower gross margin, and higher operating expenses. Lower gross margin was primarily driven by the continued pricing shift from up-front professional services to per unit license and hosting revenue. Higher operating expenses was primarily driven by higher sales commission expense and our continued investment in R&D. As a result, segment profit margin under ASC 605 decreased by 1.8 percentage points to 37.2%.

•
Other segment profit for the year ended September 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the upfront recognition of term license costs under ASC 606. Under ASC 605, Other segment profit decreased by $4.1 million, or 14.7%, primarily driven by our costs saving initiatives related to the wind-down of our Devices and Mobile Operator Services businesses, offset in part by lower segment revenue.

Fiscal Year 2018 compared to Fiscal Year 2017

•
Healthcare segment profit increased by $68.8 million, or 26.7%, primarily due to higher segment revenue and higher gross margin. Healthcare operating results for fiscal year 2017 was negatively impacted by the 2017 Malware Incident. The gross margin for fiscal year 2018 reflected a favorable shift in revenue mix towards higher margin Dragon Medical cloud-based offerings, offset in part by the increase in EHR implementation and optimization services which carried lower margins. As a result, segment profit margin increased by 4.5 percentage points, to 33.2% for fiscal year 2018.

•
Enterprise segment profit increased by $6.6 million, or 4.9%, primarily due to higher segment revenue, offset in part by lower gross margin. The lower gross margin was primarily due to higher infrastructure costs and increased headcount to support future growth. As a result, segment profit margin increased by 0.9 percentage points to 29.1% for fiscal year 2018 from 28.2% for fiscal year 2017.

•
Automotive segment profit decreased by $9.1 million, or 7.7%, primarily due to lower gross margin and higher R&D expenses, offset in part by higher revenue. The lower gross margin was primarily driven by increased professional services headcount to support implementation of our connected solutions across existing and new customer base. The higher R&D expense was primarily driven by our increased investment in new technologies. As a result, segment profit margin decreased by 7.8 percentage points to 39.1% for fiscal year 2018 from 46.9% for fiscal year 2017.

•
Other segment profit decreased by $13.2 million, or 32.0%, primarily due to lower revenue and the margin compression in SRS and Devices. Segment profit margin declined primarily due to lower revenues and relatively fixed costs and expenses structure. As more fully described in Note 4 to the accompanying consolidated financial statements, during the fourth quarter of fiscal 2018, in connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $764.8 million as of September 30, 2019, an increase of $291.3 million from $473.5 million as of September 30, 2018. Our working capital, defined as total current assets for continuing operations less total current operating liabilities of continuing operations, was $553.0 million as of September 30, 2019, compared to $199.1 million as of September 30, 2018. The increase in our working capital was primarily due to the proceeds from the sale of Imaging and the adoption of ASC 606. We had $236.6 million available for borrowing under our revolving credit facility as of September 30, 2019. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $135.9 million as of September 30, 2019 and $112.8 million as of September 30, 2018. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.
Imaging Sale and Automotive Spin-Off
On February 1, 2019, we completed the sale of our Imaging business and received approximately $400 million in cash, after estimated transaction expenses, and subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a gain of $102.4 million, which is included within net income from discontinued operations. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. The post-closing adjustments under the Agreement did not have a material impact on our consolidated financial statements. Additionally, in March 2019, we redeemed $300.0 million of our 5.375% Senior Notes due 2020 with the net proceeds from the sale.
On November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly traded company through a pro rata distribution to our common stockholders. The spin-off was completed on October 1, 2019.
In connection with the spin-off of our Automotive business, we issued a notice to all holders on September 5, 2019, pursuant to which, the holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio until the close of business on October 1, 2019. As of September 30 2019, the net carrying amounts of the convertible notes were included within the current portion of long-term debt. Upon the conclusion of the conversion period on October 1, 2019, none of the holders exercised their right to convert. As a result, the net carrying amounts of the convertible notes were reclassified back to long-term debt.
Additionally, on August 30, 2019, we issued a conditional notice of full redemption pursuant to the indenture governing its 2024 Senior Notes, which was conditioned upon the incurrence of indebtedness by Cerence. On October 1, 2019, we redeemed all the $300.0 million outstanding principal amount of the 2024 Senior Notes for $313.5 million, plus accrued and unpaid interest of $4.5 million. As a result of the redemption, we will record a $15.0 million loss on extinguishment of debt for the first quarter of fiscal year 2020, including a $13.5 million redemption premium and a $1.5 million write-off of unamortized debt issuance costs.
For the year ended September 30, 2019, we incurred approximately $47.0 million to effect the separation of our Imaging business and the separation and stand-up of our Automotive business.
Net cash provided by operating activities
Fiscal Year 2019 compared to Fiscal Year 2018
Cash provided by operating activities for fiscal year 2019 was $401.4 million, a decrease of $43.1 million from $444.4 million for fiscal year 2018. The net decrease was primarily due to:

•
A decrease of $74.7 million from changes in deferred revenue. Deferred revenue had a positive effect of $22.3 million on operating cash flows for the year ended September 30, 2019, as compared to $97.0 million for the year ended September 30, 2018, primarily due to the ASC 606 implementation using the modified retrospective approach in the current period;

•	A decrease of $47.8 million from operating cash flows from discontinued operations; offset in part by,

•	An increase of $56.6 million due to higher income before non-cash charges;

•	An increase of $22.8 million due to favorable changes in working capital, primarily due to the timing of cash payments.

Fiscal Year 2018 Compared to Fiscal Year 2017
Cash provided by operating activities for fiscal year 2018 was $392.3 million, an increase of $91.4 million, or 30%, from $300.8 million for fiscal year 2017. The net increase was primarily due to:

•	An increase of $33.0 million driven by favorable changes in working capital excluding deferred revenue, primarily due to the timing of billing and collections; and

•
An increase of cash inflows of $45.9 million from deferred revenue. Deferred revenue contributed cash inflow of $97.0 million in fiscal year 2018, as compared to $51.0 million in fiscal year 2017, primarily driven by continued growth of our Automotive connected solutions and bundled offerings within our Healthcare segment.

Net cash provided by (used in) investing activities
Fiscal Year 2019 compared to Fiscal Year 2018
Cash provided by investing activities for fiscal year 2019 was $296.0 million, an increase of $333.3 million from $37.3 million used for fiscal year 2018. The net increase was primarily due to:

•	Net proceeds of $407.0 million from the dispositions of businesses, net of transaction fees;

•	A decrease of $89.3 million in payments for business and asset acquisitions;

•	A decrease of $4.7 million in capital expenditures; offset in part by,

•	A decrease of $167.7 million in net proceeds from the sale and purchase of marketable securities and other investments.

Fiscal Year 2018 Compared to Fiscal Year 2017
Cash used in investing activities for fiscal year 2018 was $37.3 million, a decrease of $296.9 million, or 89%, from $334.2 million for fiscal year 2017. The net decrease was primarily due to:

•	An increase of $280.3 million in net proceeds from the sale and purchase of marketable securities and other investments; and

•	A decrease of $13.0 million in capital expenditures.

Net cash (used in) provided by financing activities
Fiscal Year 2019 compared to Fiscal Year 2018
Cash used in financing activities for fiscal year 2019 was $452.0 million, a decrease of $228.3 million from $680.3 million for fiscal year 2018. The net decrease was primarily due to:

•
A decrease of $181.2 million in repayment and redemption of debt. During fiscal year 2019, we redeemed $300.0 million in aggregate principal of our 5.375% Senior Notes due 2020 with the net proceeds from the sale of Imaging. During fiscal year 2018, we redeemed approximately $331.2 million in aggregate principal of the 2.75% 2031 Debentures, and repurchased $150.0 million in aggregate principal amount of our 2020 Senior Notes.

•	A decrease of $24.8 million related to acquisition payments with extended payment terms;

•	A decrease of $6.0 million related to payments for taxes related to net share settlement of equity awards;

•	A decrease of $9.2 million for share repurchases; offset in part by,

•	An increase of $9.9 million due to the proceeds from sale of noncontrolling interests in a subsidiary.

Fiscal Year 2018 Compared to Fiscal Year 2017
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

•	An increase in cash outflows of $37.0 million related to share repurchases; and

•	An increase in cash outflows of $24.8 million related to acquisition payments with extended payment terms, offset in part by,

•
A decrease in cash outflows of $152.9 million from the redemption and repayment of debt. During fiscal year 2018, we redeemed approximately $331.2 million in aggregate principal of the 2.75% 2031 Debentures, and repurchased $150.0 million in aggregate principal of our 2020 Senior Notes. During fiscal year 2017, we repurchased $600.0 million in aggregate principal of our 2020 Senior Notes and $17.8 million in aggregate principal of our 2031 Convertible Debentures.

Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 10 to the accompanying consolidated financial statements.
We expect to incur cash interest payment of $49.0 million in fiscal year 2020, based on the outstanding balance as of September 30, 2019, giving effect to the redemption of the 2024 Senior Notes discussed above. We expect to fund our debt service requirements through existing sources of liquidity and our operating cash flows.
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
We repurchased 8.2 million shares, 9.7 million shares and 5.8 million shares for $126.9 million, $136.1 million and $99.1 million during the fiscal years ended September 30, 2019, 2018 and 2017, respectively, under the program. Since the commencement of the program, we have repurchased 64.3 million shares for $1,070.0 million. Approximately $430.4 million remained available for share repurchases as of September 30, 2019 pursuant to our share repurchase program.
Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Contractual Obligations
The following table outlines our contractual payment obligations for continuing operations as of September 30, 2019 (dollars in millions):

	Payments Due by Fiscal Year Ended September 30,
Contractual Obligations	Total	2020	2021 and 2022	2023 and 2024	Thereafter
Convertible Debentures (1)	$1,337.0	$—	$310.5	$676.5	$350.0
Senior Notes (2)	800.0	—	—	300.0	500.0
Interest payable on long-term debt (3)	344.0	62.5	120.2	98.2	63.1
Letter of Credit (4)	5.9	5.9	—	—	—
Lease obligations and other liabilities:
Operating leases (5)	164.2	34.3	52.1	29.5	48.3
Operating leases under restructuring	16.7	5.0	4.6	3.9	3.2
Purchase commitments for inventory, property and equipment (6)	45.3	34.5	10.8	—	—
Total contractual cash obligations	$2,713.1	$142.2	$498.2	$1,108.1	$964.6

(1)
The repayment schedule above assumes that payment is due on the first mandatory redemption date after September 30, 2019. As more fully described below, as of September 30, 2019, the holders had the right to convert all or any portion of their debentures until the close of business on October 1, 2019. As a result, the net carrying amounts of our convertible notes were included in current liabilities as of September 30, 2019. Upon the conclusion of the conversion period on October 1, 2019, none of the holders exercised their right to convert. As a result, the net carrying amounts of the convertible notes were reclassified back to long-term debt.

(2)
The repayment schedule reflects all the senior notes outstanding as of September 30, 2019. As more fully described below, on October 1, 2019, we redeemed all of the $300 million outstanding principal of the 2024 Senior Notes.

(3)
Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of September 30, 2019, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(4)	Letters of Credit are in place primarily to secure future operating lease payments.

(5)
Obligations include contractual lease commitments related to facilities that have subsequently been subleased. As of September 30, 2019, we have subleased certain facilities with total sublease income of $15.2 million through fiscal year 2027.

(6)	These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customer backlog.
As of September 30, 2019, $85.6 million of the unrecognized tax benefits, if recognized, would impact our effective income tax rate. In fiscal year 2019, there was an increase in unrecognized tax benefits of $58.9 million related to intangible property transfers. Within the next 12 months, we expect the unrecognized tax benefits to decrease by $56.6 million as it is transferred to Cerence as part of the spin-off on October 1, 2019. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes of $1.9 million, $1.3 million, and $2.0 million during fiscal years 2019, 2018, and 2017, respectively. We recorded interest and penalties of $12.7 million and $10.8 million as of September 30, 2019 and 2018, respectively.
Contingent Liabilities and Commitments
Certain acquisition payments to selling stockholders were contingent upon the achievement of pre-determined performance targets over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of September 30, 2019, we may be required to pay the selling stockholders up to $4.8 million contingent upon achieving specified performance goals, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, certain deferred compensation payments to selling stockholders contingent upon their continued employment after the acquisition were recorded as compensation expense over the requisite service period. Additionally, as of September 30, 2019, the remaining deferred payment obligations of $18.1 million to certain former stockholders, which are contingent upon their continued employment, will be recognized ratably as compensation expense over the remaining requisite service periods.
Financial Instruments
We use financial instruments to manage our foreign exchange risk. We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. At September 30, 2019 and 2018, we had outstanding contracts with a total notional value of $189.6 million and $117.1 million, respectively.
Defined Benefit Plans
We sponsor certain defined benefit plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension (income) expenses were $(0.1) million, $(0.3) million and $0.4 million for fiscal years 2019, 2018 and 2017, respectively. The aggregate projected benefit obligation as of September 30, 2019 and September 30, 2018 was $39.9 million and $34.7 million, respectively. The aggregate net liability of our defined benefit plans as of September 30, 2019 and September 30, 2018 was $16.8 million and $11.1 million, respectively.
Off-Balance Sheet Arrangements
Through September 30, 2019, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS, AND ESTIMATES
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
Revenue Recognition
We derive revenue from the following sources: (1) hosting services, (2) software licenses, including royalties, (3) M&S, (4) professional services, and (5) sale of hardware. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to our customers. We account for a contract when both parties have approved and committed to the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectibility of the consideration is probable.
The majority of our arrangements with customers typically contain multiple products and services. We account for individual products and services separately if they are distinct--that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
In fiscal year 2019, we implemented ASC 606 using the modified retrospective approach, which requires the results for the current reporting periods be presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies in accordance with ASC 605, with a cumulative adjustment recorded to accumulated deficit. We currently recognize revenue after applying the following five steps:

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
We only include estimated amounts of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We reduce transaction prices for estimated returns and other allowances that represent variable consideration under ASC 606, which we estimate based on historical return experience and other relevant factors, and record a reduction to revenue and accounts receivable. Other forms of contingent revenue or variable consideration are infrequent.
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
Revenue from software licenses sold on a royalty basis, where the license of intellectual property is the predominant item to which the royalty relates, is recognized in the period the usage occurs in accordance with the practical expedient in ASC 606-10-55-65(A).
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
Goodwill Impairment Analysis
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. In fiscal year 2017, we elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment” for its annual goodwill impairment test. ASU 2017-04 removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There is no goodwill impairment for fiscal years 2019 and 2018. See Note 5 to the accompanying consolidated financial statements for the impairment losses recorded in fiscal year 2018.
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

Intangible Assets and long-lived Asset groups
Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite-lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. See Note 5 for the impairment charges recorded in fiscal year 2018.
Income Taxes
Deferred Taxes
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
Valuation Allowance
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
As of September 30, 2019, we have $303.4 million of valuation allowances recorded against all U.S. deferred tax assets and certain foreign deferred tax assets. If we are subsequently able to utilize all or a portion of the deferred tax assets for which the remaining valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.
Uncertain Tax Positions
We operate in multiple jurisdictions through wholly-owned subsidiaries and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications related to legal entity restructuring, intercompany transfer and acquisition or divestiture. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes we may owe may differ from the amounts recognized.
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
Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the applicable period. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the euro, British pound, Brazilian real, Canadian dollar, Japanese yen, and Indian rupee.
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of September 30, 2019, we had not designated any contracts as fair value or cash flow hedges. The contracts generally have a maturity of less than 90 days. As of September 30, 2019, the notional contract amount of outstanding foreign currency exchange contracts was $189.6 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At September 30, 2019, we held approximately $764.8 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $7.6 million per annum, based on the September 30, 2019 reported balances of our investment accounts.
At September 30, 2019, we had no outstanding debt exposed to variable interest rates.
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

The following tables summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in the fair value and conversion value with a hypothetical 10% increase in the stock price of $16.31 as of September 30, 2019 (dollars in millions):

	September 30, 2019
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
2.75% 2031 Debentures	$45.2	$23.5	$0.6	$2.4
1.5% 2035 Debentures	$264.8	$185.1	$5.0	$18.5
1.0% 2035 Debentures	$641.8	$405.3	$12.5	$40.5
1.25% 2025 Debentures	$346.9	$256.9	$18.7	$25.7

Item 8.	Financial Statements and Supplementary Data
Nuance Communications, Inc. Consolidated Financial Statements

NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Nuance Communications, Inc.
Boston, MA
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. (the “Company”) and subsidiaries as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at September 30, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 26, 2019 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenues and certain contract costs in fiscal 2019 due to the adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASC 606").
Auto Segment Spin-off
As discussed in Note 23 to the consolidated financial statements, on October 1, 2019, the Company completed the spin-off of its Auto segment (now known as Cerence Inc.) through the distribution of the shares of Cerence Inc. to the Company’s shareholders. The operating results of Cerence, Inc. and its subsidiaries will be reclassified as discontinued operations in the quarter ending December 31, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or were required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Adoption of ASC 606 Revenue from Contracts with Customers
As described in Note 2 to the Company’s consolidated financial statements, the Company adopted ASC 606 on October 1, 2018 using the modified retrospective approach with a cumulative adjustment to retained earnings. Upon adoption on October 1, 2018, the Company recorded a decrease to the accumulated deficit of approximately $233 million, net of tax.
We identified the adoption of ASC 606 as a critical audit matter. The Company’s processes related to the adoption of ASC 606 included the following: (i) evaluating the new accounting standard and establishing new policies and practices, (ii) identifying and evaluating completeness and accuracy of relevant historical data for open contracts at the date of adoption, (iii) implementing and configuring the new revenue management system including relevant controls and testing the related inputs and outputs from the system, (iv) analyzing historical data using the new revenue management system, and (v) recording the impact of the adoption. Auditing the Company’s adoption was challenging and complex due to the effort required to analyze the effect of ASC 606 on the Company’s significant number of open revenue contracts upon adoption as part of the Company’s implementation using the modified retrospective approach.
The primary procedures we performed to address this critical audit matter included:

•
Evaluating the design and testing operating effectiveness of controls relating to management’s adoption of ASC 606 including controls over: (i) evaluating the impact of the new accounting standard, (ii) evaluating the completeness and accuracy of relevant historical data for open contracts at the date of adoption, (iii) assessing the results and recording the impact of the adoption, and (iv) evaluating the design and testing the operating effectiveness of certain IT general controls relating to management’s implementation of the new revenue management system.

•
Evaluating management’s accounting policies and practices, including the reasonableness of management’s judgments and assumptions related to: (i) evaluation of performance obligations and whether they are distinct or non-distinct, (ii) consideration of income tax implications, and (iii) capitalization of contract costs including commissions.

•	Utilizing BDO technical specialists to assist in evaluating the technical merits of management’s accounting policies used as a basis of management’s ASC 606 adoption.

•	Testing of a sample of revenue contracts and underlying order documents recorded by management to evaluate proper processing within the new revenue management system.

•	Testing the completeness and accuracy of relevant inputs and outputs used in the adoption of ASC 606, identification of performance obligations and determination of standalone selling prices.
Determination of Distinct Performance Obligations in Customer Revenue Contracts
As described in Note 2 to the Company’s consolidated financial statements, the Company adopted ASC 606 on October 1, 2018. The Company derives revenue from the following sources: (i) hosting services, (ii) software licenses, including royalties, (iii) M&S, (iv) professional services, and (v) sale of hardware. The Company enters into contracts with its customers, which frequently contain multiple performance obligations. The Company accounts for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
We identified the determination of distinct performance obligations as a critical audit matter. Significant judgment can be required to determine the performance obligations in a contract and whether they are distinct. Auditing these aspects involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:

•	Evaluating the design and testing operating effectiveness of certain controls relating to management’s identification and assessment of distinct performance obligations in customer revenue contracts.

•
Evaluating management’s accounting policies and practices including the reasonableness of management’s judgments and assumptions relating to the evaluation of performance obligations and whether they are distinct or non-distinct.

•	Testing a sample of revenue contracts and underlying order documents to evaluate management’s identification of distinct performance obligations in revenue contracts.
Uncertain Tax Positions
As described in Note 20 to the Company’s consolidated financial statements, the Company’s total uncertain tax positions (“UTPs”) for the fiscal year ended September 30, 2019 were $85.6 million. The Company operates in multiple jurisdictions through its wholly-owned subsidiaries and its global structure is complex. The Company’s tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.
We identified the assessment of uncertain tax positions as a critical audit matter. The Company’s tax provision processes related to the UTPs involved significant management judgment in the assessment of the potential tax implications related to legal entity restructuring, intercompany transfers and acquisition or divestiture. Auditing these aspects involved especially challenging auditor judgment due to the nature and extent of auditor judgement required in evaluating the Company’s interpretation of, and compliance with global tax laws across its multiple subsidiaries, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•
Evaluating the design and testing the operating effectiveness of controls relating to management’s assessment of: (i) completeness and accuracy of the identified uncertain tax positions, (ii) evaluation of the technical merits of positions, and (iii) reasonableness of assumptions used in the determinations.

•	Evaluating management’s judgments and assessing the reasonableness of assumptions used in determining the units of account, recognition, measurement, and technical merits of UTPs.

•
Assessing management’s application of new and updated regulatory and legislative guidance in various jurisdictions and evaluating implications on the Company’s UTPs due to changes in legal structure of certain subsidiaries.

•
Utilizing BDO Tax and valuation specialists to assist in evaluating technical merits, reasonableness of management’s judgments and assumptions used in UTPs calculations and the overall reasonableness of conclusions reached.

/s/ BDO USA, LLP
BDO USA, LLP

BDO USA, LLP
Boston, MA
November 26, 2019
We have served as the Company's auditor since 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Nuance Communications, Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited Nuance Communication, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and our report dated November 26, 2019 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP
BDO USA, LLP

Boston, MA
November 26, 2019

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2019	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
	(In thousands, except per share amounts)
Revenues:
Hosting and professional services	$1,044,670	$1,045,722	$966,566
Product and licensing	509,226	544,019	493,911
Maintenance and support	269,196	252,557	267,698
Total revenues	1,823,092	1,842,298	1,728,175
Cost of revenues:
Hosting and professional services	636,189	678,378	654,599
Product and licensing	73,333	56,799	54,104
Maintenance and support	33,564	39,324	37,243
Amortization of intangible assets	36,833	50,886	57,892
Total cost of revenues	779,919	825,387	803,838
Gross profit	1,043,173	1,016,911	924,337
Operating expenses:
Research and development	275,886	278,735	239,925
Sales and marketing	303,503	311,712	324,370
General and administrative	175,008	225,884	163,065
Amortization of intangible assets	66,730	73,997	92,839
Acquisition-related costs, net	8,909	16,093	27,708
Restructuring and other charges, net	80,465	57,026	59,923
Impairment of goodwill and other intangible assets	—	170,941	—
Total operating expenses	910,501	1,134,388	907,830
Income (loss) from operations	132,672	(117,477)	16,507
Other income (expense):
Interest income	13,705	9,327	6,922
Interest expense	(120,095)	(137,253)	(156,889)
Other expense, net	(538)	(1,821)	(21,210)
Income (loss) before income taxes	25,744	(247,224)	(154,670)
(Benefit) provision for income taxes	(88,594)	(62,320)	23,671
Net income (loss) from continuing operations	114,338	(184,904)	(178,341)
Net income from discontinued operations	99,472	24,976	27,345
Net income (loss)	$213,810	$(159,928)	$(150,996)

Net income (loss) per common share - basic:
Continuing operations	$0.40	$(0.63)	$(0.62)
Discontinued operations	0.35	0.08	0.10
Total net income (loss) per basic common share	$0.75	$(0.55)	$(0.52)

Net income (loss) per common share - diluted:
Continuing operations	$0.39	$(0.63)	$(0.62)
Discontinued operations	0.35	0.08	0.10
Total net income (loss) per diluted common share	$0.74	$(0.55)	$(0.52)

Weighted average common shares outstanding:
Basic	286,347	291,318	289,348
Diluted	290,125	291,318	289,348

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
	2019	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
	(In thousands)
Net income (loss)	$213,810	$(159,928)	$(150,996)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(11,993)	(23,973)	13,027
Reclassification of currency translation differences into earnings as a result of business disposition	5,605	—	—
Pension adjustments	(3,768)	2,644	1,774
Unrealized gains (losses) on marketable securities	246	(192)	(9)
Total other comprehensive (loss) income, net	(9,910)	(21,521)	14,792
Comprehensive income (loss)	$203,900	$(181,449)	$(136,204)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	September 30, 2018
	(ASC 606)	(ASC 605)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$560,961	$315,963
Marketable securities	186,555	135,579
Accounts receivable, less allowances for doubtful accounts of $10,662 and $9,823	308,601	347,873
Prepaid expenses and other current assets	199,096	94,814
Current assets held for sale	—	34,402
Total current assets	1,255,213	928,631
Marketable securities	17,287	21,932
Land, buildings and equipment, net	141,316	153,452
Goodwill	3,243,464	3,247,105
Intangible assets, net	356,932	450,001
Other assets	351,581	141,761
Long-term assets held for sale	—	359,497
Total assets	$5,365,793	$5,302,379
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	1,142,870	—
Contingent and deferred acquisition payments	17,470	14,211
Accounts payable	104,865	80,912
Accrued expenses and other current liabilities	276,999	269,339
Deferred revenue	302,872	330,689
Current liabilities held for sale	—	69,013
Total current liabilities	1,845,076	764,164
Long-term debt	793,536	2,185,361
Deferred revenue, net of current portion	398,834	434,316
Deferred tax liabilities	54,216	49,931
Other liabilities	100,981	93,593
Long-term liabilities held for sale	—	57,518
Total liabilities	3,192,643	3,584,883
Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 289,680 and 291,504 shares issued and 285,930 and 287,753 shares outstanding, respectively	290	291
Additional paid-in capital	2,597,889	2,597,693
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(132,773)	(122,863)
Accumulated deficit	(293,612)	(740,837)
Total Nuance Communications, Inc. stockholders' equity	2,155,006	1,717,496
Noncontrolling interests	18,144	—
Total stockholders’ equity	2,173,150	1,717,496
Total liabilities and stockholders’ equity	$5,365,793	$5,302,379

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance at September 30, 2016	291,384	$291	$2,492,992	3,751	$(16,788)	$(116,134)	$(429,031)	$—	$1,931,330
Issuance of common stock under employee stock plans	10,709	11	17,372	—	—	—	—	—	17,383
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(3,377)	(3)	(55,129)	—	—	—	—	—	(55,132)
Stock-based compensation	—	—	160,575	—	—	—	—	—	160,575
Repurchase and retirement of common stock	(5,797)	(6)	(99,071)	—	—	—	—	—	(99,077)
Net issuance of common stock in connection with acquisitions and collaboration agreements	1,019	1	16,346	—	—	—	—	—	16,347
Equity portion of convertible debt issuance/retirement, net of tax effect	—	—	96,160	—	—	—	—	—	96,160
Net loss	—	—	—	—	—	—	(150,996)	—	(150,996)
Other comprehensive income	—	—	—	—	—	14,792	—	—	14,792
Balance at September 30, 2017	293,938	294	2,629,245	3,751	(16,788)	(101,342)	(580,027)	—	1,931,382
Prior period adjustment related to early adoption of ASU 2016-16	—	—	—	—	—	—	(882)	—	(882)
Issuance of common stock under employee stock plans	10,568	10	18,374	—	—	—	—	—	18,384
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(3,304)	(3)	(52,333)	—	—	—	—	—	(52,336)
Stock-based compensation	—	—	138,487	—	—	—	—	—	138,487
Repurchase and retirement of common stock	(9,698)	(10)	(136,080)	—	—	—	—	—	(136,090)
Net loss	—	—	—	—	—	—	(159,928)	—	(159,928)
Other comprehensive loss	—	—	—	—	—	(21,521)	—	—	(21,521)
Balance at September 30, 2018	291,504	291	2,597,693	3,751	(16,788)	(122,863)	(740,837)	—	1,717,496
Accumulated adjustment related to the adoption of ASC 606	—	—	—	—	—	—	233,415	—	233,415
Issuance of common stock under employee stock plans	8,981	9	16,588	—	—	—	—	—	16,597
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,645)	(2)	(42,552)	—	—	—	—	—	(42,554)
Stock-based compensation	—	—	161,371	—	—	—	—	—	161,371
Repurchase and retirement of common stock	(8,160)	(8)	(126,930)	—	—	—	—	—	(126,938)
Noncontrolling interests	—	—	(8,281)	—	—	—	—	18,144	9,863
Net income	—	—	—	—	—	—	213,810	—	213,810
Other comprehensive loss	—	—	—	—	—	(9,910)	—	—	(9,910)
Balance at September 30, 2019	289,680	$290	$2,597,889	3,751	$(16,788)	$(132,773)	$(293,612)	$18,144	$2,173,150

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2019	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
	(In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$114,338	$(184,904)	$(178,341)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	55,227	60,355	53,268
Amortization	103,563	124,883	150,731
Stock-based compensation	141,212	142,909	142,901
Non-cash interest expense	49,488	49,091	59,295
Deferred tax (benefit) provision	(123,763)	(86,841)	5,226
Loss (gain) on extinguishment of debt	910	(348)	18,565
Impairment of goodwill and other intangible assets	—	170,941	—
Impairment of fixed assets	—	10,550	16,351
Other	4,462	2,230	8,403
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	1,058	16,996	(15,403)
Prepaid expenses and other assets	(25,076)	(20,555)	(14,858)
Accounts payable	22,922	(14,458)	109
Accrued expenses and other liabilities	30,344	24,451	3,557
Deferred revenue	22,317	96,977	51,041
Net cash provided by operating activities - continuing operations	397,002	392,277	300,845
Net cash provided by operating activities - discontinued operations	4,355	52,149	78,022
Net cash provided by operating activities	401,357	444,426	378,867
Cash flows from investing activities:
Proceeds from dispositions of businesses, net of transaction fees	407,043	—	—
Capital expenditures	(44,185)	(48,845)	(61,835)
Payments for business and asset acquisitions, net of cash acquired	(20,873)	(110,170)	(113,769)
Purchases of marketable securities and other investments	(349,125)	(201,995)	(332,470)
Proceeds from sales and maturities of marketable securities and other investments	303,171	323,695	173,864
Net cash provided by (used in) investing activities	296,031	(37,315)	(334,210)
Cash flows from financing activities:
Repayment and redemption of debt	(300,000)	(481,172)	(634,055)
Proceeds from issuance of long-term debt, net of issuance costs	—	—	837,482
Payments for repurchase of common stock	(126,938)	(136,090)	(99,077)
Acquisition payments with extended payment terms	—	(24,842)	—
Proceeds from issuance of common stock from employee stock plans	16,597	18,384	17,383
Payments for taxes related to net share settlement of equity awards	(49,428)	(55,396)	(54,099)
Proceeds from sale of noncontrolling interests in a subsidiary	9,863	—	—
Other financing activities	(2,131)	(1,232)	(583)
Net cash (used in) provided by financing activities	(452,037)	(680,348)	67,051
Effects of exchange rate changes on cash and cash equivalents	(353)	(3,099)	(1,029)
Net increase (decrease) in cash and cash equivalents	244,998	(276,336)	110,679
Cash and cash equivalents at beginning of year	315,963	592,299	481,620
Cash and cash equivalents at end of year	$560,961	$315,963	$592,299

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
Nuance Communications, Inc. ("We","Nuance", or the "Company") is a pioneer and leader in conversational and cognitive AI innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, automotive, financial services, telecommunications and travel industries, among others. We had four reportable segments: Healthcare, Enterprise, Automotive, and Other as of September 30, 2019. See Note 22 for a description of each of these segments.
As more fully described in Note 23, on October 1, 2019, we completed the previously announced spin-off of our Automotive business as an independent public company, or Cerence Inc. ("Cerence"). Effective the first quarter of fiscal year 2020, the historical results of our Automotive business will be included within discontinued operations for all the historical periods presented.
In connection with the spin-off of our Automotive business, we issued a notice to all holders on September 5, 2019, pursuant to which, the holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio until the close of business on October 1, 2019. As of September 30 2019, the net carrying amounts of the convertible notes were included within the current portion of long-term debt. Upon the conclusion of the conversion period on October 1, 2019, none of the holders exercised their right to convert. As a result, the net carrying amounts of the convertible notes were reclassified back to long-term debt.
2. Summary of Significant Accounting Policies
Use of Estimates
The consolidated financial statements are prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"), which requires management to make estimates and assumptions. These estimates, judgments and assumptions can affect the reported amounts in the financial statements and the footnotes thereto. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, assumptions and judgments. Significant estimates inherent to the preparation of financial statements include: revenue recognition; the allowances for doubtful accounts and sales returns; contract assets; internally developed software; goodwill and intangible assets; business combinations, including contingent consideration; and income taxes, including valuation allowance and uncertain tax positions. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.
Basis of Consolidation
The consolidated financial statements include the accounts Nuance and our subsidiaries. Intercompany transactions and balances have been eliminated.
Revenue Recognition under ASC 605 for fiscal years 2018 and 2017
We derive revenue from the following sources: (1) software license agreements, including royalty and other usage-based arrangements, (2) professional services, (3) hosting services and (4) post-contract customer support ("PCS"). Our hosting services are generally provided through on-demand, usage-based or per transaction fee arrangements. Generally, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When we provide professional services considered essential to the functionality of the software, we recognize revenue from the professional services as well as any related software licenses on a percentage-of-completion basis whereby the arrangement consideration is recognized as the services are performed, as measured by an observable input. In these circumstances, we separate license revenue from professional service revenue for income statement presentation by allocating Vendor-Specific Objective Evidence ("VSOE") of fair value of the professional services as professional services and hosting revenue and the residual portion as product and licensing revenue. We generally determine the percentage-of-completion by comparing the labor hours incurred to-date to the estimated total labor hours required to complete the project. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period identified.
In a hosting arrangement, we recognize the up-front setup fees ratably over the longer of the contract lives or the expected lives of the customer relationships. The usage-based or individual transaction fees are due and payable as each individual transaction is processed through the hosting service and is recognized as revenue in the period the services are provided. The on-demand service fees are recognized ratably over our estimate of the useful life of the devices on which the hosting service is provided.
We enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings, for example, software licenses, PCS, professional services, and hosting services. In such arrangements, we allocate total arrangement consideration to software or software-related elements and any non-software element separately based on the selling price hierarchy group following our policies. Where possible, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or Third Party Evidence (“TPE”) of selling price. Typically, we are unable to determine TPE of selling price. Therefore, when neither VSOE nor TPE of selling price exist for a deliverable, we use our Estimate of Selling Price (“ESP”) for the purposes of allocating the arrangement consideration. We determine ESP for a product or service by considering multiple factors including, but not limited to, major project groupings, market conditions, competitive landscape, price list and discounting practices. We have established VSOE of fair value for the majority of our PCS, professional services, and training. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
See Note 3 for revenue recognition under ASC 606 for fiscal year 2019.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There was no goodwill impairment for fiscal year 2019. See Note 6 for the impairment charges recorded in fiscal year 2018.
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
Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite-lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. There was no intangible assets impairment for fiscal year 2019. See Note 6 for the impairment charges recorded in fiscal year 2018.
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
Accounts Receivable Allowances
Allowances for Doubtful Accounts.  We record allowances for doubtful accounts for the estimated probable losses on uncollectible accounts receivable. The allowance is based upon the credit worthiness of our customers, our historical experience, the age of the receivable and current market and economic conditions. Receivables are written off against these allowances in the period they are determined to be uncollectible.
Allowances for Sales Returns.  We reduce transaction price for estimated returns and other allowances that represent variable considerations based on historical experience and other relevant factors. The returns allowance is recorded as a reduction to revenue and accounts receivable at the time the related revenue is recorded. Receivables are written off against the allowance in the period the return is received.
For the years ended September 30, 2019, 2018 and 2017, the activity related to accounts receivable allowances was as follows (dollars in thousands):

	Allowance for Doubtful Accounts	Allowance for Sales Returns
Balance at September 30, 2016	$8,349	$3,166
Bad debt provision	3,333	—
Write-offs, net of recoveries	256	—
Revenue adjustments, net (a)	—	26,375
Balance at September 30, 2017	11,938	29,541
Bad debt provisions	2,377	—
Write-offs, net of recoveries	(4,492)	—
Revenue adjustments, net (b)	—	(23,396)
Balance at September 30, 2018	9,823	6,145
Bad debt provisions	2,375	—
Write-offs, net of recoveries	(1,536)	—
Revenue adjustments, net	—	(765)
Balance at September 30, 2019	$10,662	$5,380

(a) The increase in provisions primarily relates to accommodations made to our customers in connection with our Healthcare transcription service interruption due to the global NotPetya malware incident (the "2017 Malware Incident")
(b) The decrease in provisions was primarily due to the resolution of the reserves related to the 2017 Malware Incident.
Software Development Costs
We expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.
Software development costs also include costs to develop software to be used solely to meet internal needs and cloud based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. As of September 30, 2019 and 2018, the net book value of capitalized internal-use software costs was $28.5 million and $12.7 million, respectively, which are included within Land, buildings and equipment, net.
Acquisition-Related Costs, Net
Acquisition-related costs, net include costs related to business and other acquisitions, including potential acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments, and other costs related to integration activities; (ii) professional service fees, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) fair value adjustments to acquisition-related contingencies.
The components of acquisition-related costs, net are as follows (dollars in thousands):

	Year Ended September 30,
	2019	2018	2017
Transition and integration costs	$8,131	$16,059	$15,192
Professional service fees	2,321	3,450	12,622
Acquisition-related adjustments	(1,543)	(3,416)	(106)
Total	$8,909	$16,093	$27,708
Advertising Costs
Advertising costs are expensed as incurred and recorded within sales and marketing expenses. The advertising costs capitalized as of September 30, 2019 and 2018 are de minimis. We incurred advertising costs of $17.2 million, $16.5 million and $19.4 million for fiscal years 2019, 2018 and 2017, respectively.
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
We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities, with the corresponding equity component classified from additional paid-in capital to mezzanine equity.
Income Taxes
We account for income taxes using the asset and liability method, under which we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We measure current and deferred tax assets and liabilities based on provisions of enacted tax law. We evaluate the realization of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.
We recognize the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. In addition, we recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, reflected in the consolidated statements of stockholders’ equity, consisted of the following (dollars in thousands):

	September 30, 2019	September 30, 2018
Foreign currency translation adjustment	$(124,608)	$(118,220)
Net unrealized losses on post-retirement benefits	(8,296)	(4,528)
Unrealized gains (losses) on marketable securities	131	(115)
Accumulated other comprehensive loss	$(132,773)	$(122,863)
No income tax provisions or benefits are recorded for foreign currency translation adjustment as the undistributed earnings in our foreign subsidiaries are expected to be indefinitely reinvested.
Concentration of Risk
Financial instruments that are potentially subject to significant concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and trade accounts receivable. We place our cash and cash equivalents and marketable securities with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. No customer accounted for more than 10% of our net accounts receivable balance at September 30, 2019 and 2018 or 10% of our revenue for fiscal years 2019, 2018 or 2017.
Foreign Currency Translation
The functional currency of a foreign subsidiary is generally the local currency. We translate the financial statements of foreign subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the reporting period for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive loss as a component of stockholders’ equity. We record net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within in other expense, net. Foreign currency transaction (gains) losses for fiscal years 2019, 2018 and 2017 were $(0.8) million, $1.1 million and $1.4 million, respectively.
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
No forward exchange contracts are designated as hedges for fiscal year 2019, 2018, or 2017. Changes in the fair values of the forward currency exchange contracts are recorded within other expense, net. Cash flows related to investments and settlements of forward currency exchange contracts are included within cash flows from investing activities.
Stock-Based Compensation
Stock-based compensation primarily consists of restricted stock units with service, or market/performance conditions. Equity awards are measured at the fair market value of the underlying stock at the grant date.We recognize stock compensation expense

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the straight-line attribution method over the requisite service period and account for forfeitures based on our estimates. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued than the number of awards outstanding. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital. We record any income tax effect related to stock-based awards through the consolidated statements of operations. Excess tax benefits are recognized as deferred tax assets upon settlement and are subject to regular review for valuation allowance.
Net Income (Loss) Per Share
Basic net income or loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares, giving effect to potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, contingently issuable shares under earn-out agreements, and potential issuance of stock upon conversion of our convertible debentures, as more fully described in Note 10. In the event of conversion, each convertible debenture entitles the holder to receive in cash the principal amount with any accrued interest, and in cash or common stock, at our election, any excess of conversion value over the principal amount plus accrued interest. Therefore, only the shares of common stock potentially issuable upon conversion, if any, are considered dilutive to the weighted average common shares calculation.
Recently Adopted Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASC 606"), under which revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services. ASC 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted ASC 606 on October 1, 2018 using the modified retrospective approach, with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods.
Results for reporting periods beginning after October 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies under "Revenue Recognition: Topic 605"("ASC 605"). For contracts that were modified before the effective date, the Company aggregated the effect of all contract modifications prior to identifying performance obligations and allocation transaction price in accordance with practical expedient ASC 606-10-5-1-(f)-4.
Upon adoption of ASC 606 on October 1, 2018, we recorded a decrease to accumulated deficit of approximately $233 million as a result of the transition. The impact of the adoption primarily relates to the cumulative effect of (1) approximately $70 million decrease in deferred revenue from the upfront recognition of term licenses and the general requirement to allocate the transaction price on a relative stand-alone selling price, (2) approximately $180 million increase in contract assets, (3) approximately $30 million decrease in accounts receivable, (4) $30 million increase in deferred costs, and (5) approximately $20 million increase in deferred tax liabilities related to the above items.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of adopting ASC 606 on the Company’s consolidated statement of operations for the year ended September 30, 2019 and the consolidated balance sheet as of September 30, 2019 (dollars in thousands):

	For the Year Ended September 30, 2019
	As reported, ASC 606	Effect of Implementation	As adjusted, ASC 605
Revenues:
Hosting and professional services	1,044,670	37,294	1,081,964
Product and licensing	509,226	23,870	533,096
Maintenance and support	269,196	(25,531)	243,665
Total revenues	1,823,092	35,633	1,858,725

Cost of revenues:
Hosting and professional services	636,189	2,948	639,137
Product and licensing	73,333	(5,891)	67,442
Maintenance and support	33,564	253	33,817
Amortization of intangible assets	36,833	—	36,833
Total cost of revenues	779,919	(2,690)	777,229

Sales and marketing	303,503	5,863	309,366

(Benefit) provision for income taxes	(88,594)	1,963	(86,631)

	For the Year Ended September 30, 2019
	As reported, ASC 606	Effect of Implementation	As adjusted, ASC 605
Assets:
Accounts receivable	308,601	31,072	339,673
Prepaid expenses and other current assets	199,096	(74,582)	124,514
Other assets	351,581	(129,760)	221,821

Liabilities:
Deferred revenue, current	302,872	20,704	323,576
Deferred revenue, net of current portion	398,834	16,122	414,956
Deferred tax liabilities	54,216	(16,635)	37,581
Other long-term liabilities	100,981	(10,331)	90,650

Stockholders' Equity:
Accumulated Deficit	(293,612)	(181,496)	(475,108)

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", which is effective for fiscal years beginning after December 15, 2017 and the interim periods therein. We adopted this guidance on October 1, 2018 and applied it retrospectively. The adoption did not have a material impact on our consolidated statement of cash flows.
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
Leases
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASC 842"), which will become effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. ASC 842 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASC 842 is effective for us in the first quarter of fiscal year 2020, and early application is permitted.
In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to "Topic 842, Leases" and ASU 2018-11, "Leases Topic 842 Targeted Improvements", which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. Additionally, in March 2019, the FASB issued ASU 2019-01, "Codification Improvements to Topic 842", which provides guidance in the following areas: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers and (2) clarification of interim disclosure requirements during transition. We adopted the guidance as of October 1, 2019 under the modified retrospective approach and elect the package of practical expedients under the transition guidance.
We are currently evaluating the impact of ASC 842 and expect to recognize $122 million to $156 million of operating lease right-of-use assets and $143 million to $183 million operating lease obligations. We estimate that 10% of the right-of use assets and lease obligations will be included in the assets and liabilities transferred to Cerence Inc. as part of the spin-off of our Automotive business. We do not expect the adoption of the guidance to have a material impact on our consolidated statement of operations or consolidated statement of cash flows.
Other Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which is effective for fiscal year beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance requires that implementation costs related to a hosting arrangement that is a service contract be capitalized and amortized over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The guidance will be applied retrospectively to each period presented. We do not expect the implementation to have a material impact on our consolidated financial statements.
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
3. Revenue Recognition
We derive revenue from the following sources: (1) hosting services, (2) software licenses, including royalties, (3) maintenance and support ("M&S"), (4) professional services, and (5) sale of hardware. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to our customers. We account for a contract when both parties have approved and committed to the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectibility of the consideration is probable.
The majority of our arrangements with customers typically contain multiple products and services. We account for individual products and services separately if they are distinct--that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We only include estimated amounts of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We reduce transaction prices for estimated returns and other allowances that represent variable consideration under ASC 606, which we estimate based on historical return experience and other relevant factors, and record a reduction to revenue and accounts receivable. Other forms of contingent revenue or variable consideration are infrequent.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue from software licenses sold on a royalty basis, where the license of intellectual property is the predominant item to which the royalty relates, is recognized in the period the usage occurs in accordance with the practical expedient in ASC 606-10-55-65(A).
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
Disaggregated Revenue
We disaggregate revenue from contracts with customers by the reportable segment, products, and services provided. The following presentation depicts the timing, risks, and uncertainty of our revenue streams, which is also in line with how we manage our

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

businesses, assess performance, and determine management compensation. Our disaggregated revenue from continuing operations is as follows (dollars in thousands):

	For the Year Ended September 30, 2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$546,037	$246,788	$156,905	$949,730
Enterprise	316,247	82,073	111,758	510,078
Automotive	131,027	170,532	262	301,821
Other	51,359	9,833	271	61,463
Total revenues	$1,044,670	$509,226	$269,196	$1,823,092

Hardware revenue comprised of approximately $30.0 million of total product and license revenue for the year ended September 30, 2019.
Contract Acquisition Costs
Following our adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions and other direct, incremental costs to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of September 30, 2019, we had $20.7 million of current contract acquisition costs and $31.1 million of noncurrent contract acquisition costs. Commission expense is primarily included in Sales and marketing expense on the consolidated statements of operations. We also had amortization expense of $16.2 million related to contract acquisition costs for the year ended September 30, 2019. There was no impairment related to commission costs capitalized.
Capitalized Contract Costs
We capitalize incremental costs incurred to fulfill our contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (3) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize, and develop applications for each customer. These costs are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. The contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term, which we estimate to be between one and five years. The contract term estimation was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify capitalized contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. At September 30, 2019, we had $26.4 million of short-term contract costs included with Prepaid expenses and other current assets and $70.9 million of long-term costs included within Other assets.
Trade Accounts Receivable and Contract Balances
We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net in our consolidated balance sheets at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets, and Other assets. As of September 30, 2019, we had $67.8 million of current contract assets and $108.7 million of noncurrent contract assets. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance October 1, 2018	$168,595
Revenues recognized but not billed	326,818
Amounts reclassified to accounts receivable	(318,969)
Balance September 30, 2019	$176,444

Our contract liabilities, or Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify Deferred revenue as current or noncurrent based on when we expect to recognize the revenues. At September 30, 2019, we had $701.7 million of Deferred revenue. The table below shows significant changes in Deferred revenue of continuing operations (dollars in thousands):

Deferred revenue
Balance October 1, 2018	$693,272
Amounts bill but not recognized	913,306
Revenue recognized	(904,872)
Balance September 30, 2019	$701,706

Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2019 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$767,407	$1,155,910	$176,498	$2,099,815
The table above includes fixed backlogs and does not include variable backlog derived from continent usage-based activities, such as royalties and usage-based hosting revenue.
4. Disposition of Business
Sale of Imaging Business
On November 7, 2018, our Board of Directors approved the divestiture of our Imaging business. On November 11, 2018, we entered into a sale agreement (the “Agreement”) with Project Leopard AcquireCo Limited, a private limited company incorporated under the laws of England and Wales (and an affiliate of Kofax, Inc.), relating to the sale of our Imaging business.
On February 1, 2019, we completed the sale of the business and received approximately $400 million, after estimated transaction expenses, and subject to post-closing finalization of those adjustments as set forth in the Agreement. As a result, we recorded a gain of approximately $102.4 million, which is included within net income from discontinued operations. There are a number of working capital and other adjustments under the agreement and related ancillary agreements. The post-closing adjustments under the agreement did not have a material impact on our consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For all periods presented, Imaging's results of operations have been included within discontinued operations and its assets and liabilities within held for sale on our consolidated financial statements.
The following table summarizes the results of the discontinued operations (dollars in thousands):

	From October 1, 2018 to February 1, 2019	Fiscal Year 2018	Fiscal Year 2017
	(ASC 606)	(ASC 605)	(ASC 605)
Major line items constituting net income of Imaging:
Revenue (a)	$67,430	$209,363	$211,187
Cost of revenue	16,946	48,183	49,962
Research and development	7,557	26,588	26,172
Sales and marketing (a)	28,433	76,593	73,760
General and administrative	1,997	3,890	3,612
Amortization of intangible assets	5,219	17,096	21,056
Acquisition-related costs, net	(386)	8	32
Restructuring and other related charges	13,251	6,472	1,131
Other	—	44	(193)
(Loss) income from discontinued operations before income taxes(a)	(5,587)	30,489	35,655
(Benefit) provision for income taxes	(2,688)	5,513	8,310
Gain on disposition	102,371	—	—
Net income from discontinued operations	$99,472	$24,976	$27,345

Supplemental Information:
Depreciation	$391	$1,995	$2,397
Amortization	$6,569	$23,083	$28,017
Stock compensation	$7,103	$7,876	$11,371
Capital expenditures for all periods presented were de minimis.
(a) As more fully described in Note 2, as a result of the adoption of ASC 606 using the modified retrospective approach, Revenue for fiscal year 2019 reflected an increase of $2.4 million due to the upfront recognition of term licenses and the re-allocation of contract consideration to performance obligations based upon standalone selling prices; Sales and marketing expense for fiscal year, 2019 reflected a decrease of $1.4 million due to the capitalization and amortization of commission expense; and the provision for income taxes for fiscal year 2019 reflected an increase in tax benefit of $1.6 million related to the tax effect of the ASC 606 adjustments.
The following table summarizes the assets and liabilities included within discontinued operations (dollars in thousands):

September 30, 2018
(ASC 605)
Major classes of Imaging assets:
Accounts receivable, net	$30,959
Prepaid expenses and other current assets	3,443
Land, building and equipment, net	2,442
Goodwill	257,352
Intangible assets, net	99,507
Other assets	196
Total assets classified as held for sale	$393,899

Major classes of Imaging liabilities:
Accounts payable	$3,604
Accrued expenses and other current liabilities	12,304
Deferred revenue	107,965
Other	2,658
Total liabilities classified as held for sale	$126,531

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spin-off of Automotive
As more fully disclosed in Note 23, on November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly traded company through a pro rata distribution to our common stockholders. The spin-off was completed on October 1, 2019.
The results of operations for our Automotive business was included within continuing operations for all the historical periods presented as the held-for-sale criterion was not met until the spin-off occurred on October 1, 2019. Effective the first quarter of fiscal year 2020, the historical results of our Automotive business will be included within discontinued operations for all the historical periods presented.
Other Dispositions
In connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses during the fourth quarter of fiscal year 2018. In May 2019, we completed the sale of our Mobile Operator Services business in Brazil, and in July 2019, we completed the sale of our Mobile Operator Services business in India. The sale prices and any gain or loss were immaterial to our consolidated financial statements.
5. Business Acquisitions
As part of our business strategy, we have acquired, and may acquire in the future, certain businesses and technologies primarily to expand our products and service offerings.
Fiscal Year 2019 Acquisitions
In fiscal year 2019, we completed one acquisition in our Healthcare segment for a total consideration of $19.7 million, including $17.8 million in cash, $1.5 million estimated fair value for future contingent payments, and $0.3 million related to the carrying value of existing warrants. As a result, we recognized goodwill of $8.8 million and other intangible assets of $10.5 million related to technology with a useful life of 5.0 years. The results of operations of the acquired entity has been included within our consolidated results of operations from the acquisition date. The acquisition was not material to our consolidated financial statements.
Fiscal Year 2018 Acquisitions
In fiscal year 2018, we completed several acquisitions in our Healthcare and Automotive segments for a total consideration of $129.5 million, including $114.6 million in cash, $2.0 million estimated fair value for future contingent payments, and effective settlement of preexisting relationship with the acquiree of $12.9 million. As a result, we recognized goodwill of $62.9 million, including immaterial measurement-period adjustments through September 30, 2018 and other intangible assets of $60.8 million, with a weighted average life of 6.0 years. The results of operations of the acquired entities have been included within our consolidated results of operations from the acquisition dates. Such acquisitions were not material, individually or in the aggregate to our consolidated financial statements.
Fiscal Year 2017 Acquisitions
In fiscal year 2017, we acquired several businesses in our Enterprise, Healthcare and Other segments for a total consideration of $97.4 million, including $75.7 million in cash, issuance of 0.8 million shares of our common stock valued at $13.4 million, and $8.3 million estimated fair value for future contingent payments. As a result, we recognized goodwill of $62.3 million and other intangible assets of $39.1 million, with a weighted average life of 5.9 years. The results of operations of the acquired entities have been included within our consolidated results of operations from the acquisition dates. Such acquisitions were not material, individually or in the aggregate to our consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for our reportable segments for fiscal years 2019 and 2018 were as follows (dollars in thousands):

	Healthcare	Enterprise	Former Mobile	Automotive	Other	Total
Balance as of September 30, 2017	$1,418,334	$673,472	$1,241,010	$—	$—	$3,332,816
Acquisitions	14,936	—	—	50,193	—	65,129
Purchase accounting adjustments	(705)	—	2,697	(3,275)	—	(1,283)
Reorganization (Note 23)	—	11,991	(1,249,051)	1,080,453	156,607	—
Impairment charge (a)	—	—	—	—	(141,781)	(141,781)
Effect of foreign currency translation	(2,240)	(2,116)	5,344	(7,424)	(1,340)	(7,776)
Balance as of September 30, 2018	1,430,325	683,347	—	1,119,947	13,486	3,247,105
Acquisitions	8,785	—	—	—	—	8,785
Purchase accounting adjustments	113	—	—	(171)	—	(58)
Effect of foreign currency translation	(4,079)	(3,444)	—	(4,208)	(637)	(12,368)
Balance as of September 30, 2019	$1,435,144	$679,903	$—	$1,115,568	$12,849	$3,243,464

(a) Represents accumulated impairment charge as of September 30, 2019 and 2018.

Intangible assets consist of the following as of September 30, 2019 and 2018 (dollars in thousands):

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$605,736	$(350,695)	$255,041	5.0
Technology and patents	264,151	(166,670)	97,481	3.5
Trade names, trademarks, and other	28,961	(24,551)	4,410	1.2
Total	$898,848	$(541,916)	$356,932

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$605,784	$(289,218)	$316,566	5.9
Technology and patents	292,766	(169,806)	122,960	3.8
Trade names, trademarks, and other	28,985	(18,510)	10,475	1.9
Total	$927,535	$(477,534)	$450,001

Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying statements of operations and was $36.8 million, $50.9 million and $57.9 million in fiscal 2019, 2018 and 2017, respectively. Amortization expense for customer relationships, trade names, trademarks, and other, and non-competition agreements is included in operating expenses and was $66.7 million, $74.0 million and $92.8 million in fiscal 2019, 2018 and 2017, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the five succeeding years as of September 30, 2019, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenue	Other Operating Expenses	Total
2020	$33,628	$60,680	$94,308
2021	25,286	55,891	81,177
2022	20,019	51,830	71,849
2023	13,507	39,585	53,092
2024	5,041	22,809	27,850
Thereafter	—	28,656	28,656
Total	$97,481	$259,451	$356,932

Fiscal Year 2019 Annual Goodwill Impairment Analysis
For Fiscal year 2019 goodwill impairment analysis, we had four reporting units with goodwill assigned: Healthcare, Enterprise, Automotive, and Voicemail-to-Text. The estimated fair value of each reporting unit significantly exceeded its carrying amount. There was no impairment of goodwill or other intangible assets in fiscal year 2019.
Fiscal Year 2018 Goodwill Impairment Analysis
Effective the second quarter of fiscal year 2018, our Automotive business, which was previously included within our former Mobile segment, became a standalone operating segment. As a result of the reorganization, the former Mobile reporting unit was separated into three discrete lines of business comprised of Automotive, Dragon TV, and Devices. Dragon TV was merged within our Enterprise segment, and Devices was included within Other segment. We assigned $1,080.5 million, $12.0 million, and $36.0 million of goodwill to Automotive, Dragon TV and Devices, respectively, based on their relative fair values as of March 31, 2018, and assessed the assigned goodwill for impairment by comparing each component’s fair value to its carrying amount. As a result, we recorded a $35.1 million goodwill impairment for devices during the second quarter of fiscal 2018.
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
During the fourth quarter of fiscal year 2018, in connection with our strategic business review announced in our earnings release issued on May 9, 2018, we restructured our SRS business by separating the voicemail transcription services business ("Voicemail-to-Text"), which continued to operate as part of the Other Segment, and commenced a wind-down of our SRS Mobile Operator Services in India and Brazil, and our Devices businesses. The wind-down decision resulted in significantly lower estimated future cash flows over a considerably shorter time horizon, which triggered a review of goodwill and long-lived asset groups for impairment.
As a result of the impairment review, we recorded an additional $15.0 million impairment charge for Devices for the fourth quarter of fiscal year 2018, including $7.6 million related to acquired trade names and customer relationships, $0.8 million related to acquired technology assets, $6.2 million related to fixed assets, and $0.4 million related to its remaining goodwill; we also recorded a $25.1 million impairment charge for our Mobile Operator Services business for the fourth quarter of fiscal year 2018, including $12.9 million related to acquired trade names and customer relationships, $7.9 million related to acquired technology assets, $0.9 million related to fixed assets, and $3.4 million related to goodwill.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
7. Accounts Receivable, Net
Accounts receivable, net consisted of the following (dollars in thousands):

	September 30, 2019	September 30, 2018
	(ASC 606)	(ASC 605)
Trade accounts receivable	$324,643	$330,515
Unbilled accounts receivable under long-term contracts	—	33,326
Gross accounts receivable	324,643	363,841
Less: allowance for doubtful accounts	(10,662)	(9,823)
Less: allowance for sales returns	(5,380)	(6,145)
Accounts receivable, net	$308,601	$347,873

8. Land, Buildings and Equipment, Net
Land, building and equipment, net consisted of the following (dollars in thousands):

	Useful Life (In Years)	September 30, 2019	September 30, 2018
Land	—	$2,400	$2,400
Building	30	6,696	5,409
Machinery and equipment	3-5	167,789	163,359
Computers, software and equipment	3-5	163,906	179,461
Leasehold improvements	2-15	36,759	34,970
Furniture and fixtures	5-7	17,222	17,249
Construction in progress	—	21,751	2,088
Subtotal		416,523	404,936
Less: accumulated depreciation		(275,207)	(251,484)
Land, building and equipment, net		$141,316	$153,452

Depreciation expense for fiscal years 2019, 2018 and 2017 was $55.2 million, $60.4 million and $53.3 million, respectively, which included amortization expense of $6.7 million, $11.0 million and $11.9 million, respectively, for internally developed software costs.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30, 2019	September 30, 2018
Compensation	$132,887	$174,984
Accrued interest payable	19,302	21,326
Cost of revenue related liabilities	58,049	30,432
Consulting and professional fees	24,297	21,220
Facilities related liabilities	4,595	4,621
Sales and marketing incentives	2,692	1,889
Sales and other taxes payable	6,948	5,983
Other	28,229	8,884
Total	$276,999	$269,339

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Debt
At September 30, 2019 and 2018, we had the following borrowing obligations (dollars in thousands):

	September 30, 2019	September 30, 2018
5.625% Senior Notes due 2026, net of deferred issuance costs of $4.5 million and $5.1 million, respectively. Effective interest rate 5.625%.	$495,518	$494,915
5.375% Senior Notes due 2020, net of deferred issuance costs of $1.2 million. Effective interest rate 5.375%.	—	298,759
6.000% Senior Notes due 2024, net of deferred issuance costs of $1.5 million and $1.8 million, respectively. Effective interest rate 6.000%.	298,529	298,220
1.00% Convertible Debentures due 2035, net of unamortized discount of $91.6 million and $116.9 million, respectively, and deferred issuance costs of $4.3 million and $5.6 million, respectively. Effective interest rate 5.622%.	580,639	553,973
2.75% Convertible Debentures due 2031. Effective interest rate 7.432%.	46,568	46,568
1.25% Convertible Debentures due 2025, net of unamortized discount of $71.6 million and $82.4 million, respectively, and deferred issuance costs of $3.1 million and $3.7 million, respectively. Effective interest rate 5.578%.	275,257	263,863
1.50% Convertible Debentures due 2035, net of unamortized discount of $22.7 million and $32.8 million, respectively, and deferred issuance costs of $0.8 million and $1.1 million, respectively. Effective interest rate 5.394%.	240,406	229,906
Deferred issuance costs related to our Revolving Credit Facility	(511)	(843)
Total debt	1,936,406	2,185,361
Less: current portion	(1,142,870)	—
Total long-term debt	$793,536	$2,185,361

The following table summarizes the maturities of our borrowing obligations as of September 30, 2019 (dollars in thousands):

Fiscal Year	Convertible Debentures (1)	Senior Notes (2)	Total
2020	$—	$—	$—
2021	—	—	—
2022	310,464	—	310,464
2023	676,488	—	676,488
2024	—	300,000	300,000
Thereafter	350,000	500,000	850,000
Total before unamortized discount	1,336,952	800,000	2,136,952
Less: unamortized discount and issuance costs	(194,082)	(6,464)	(200,546)
Total long-term debt	$1,142,870	$793,536	$1,936,406

(1)
The repayment schedule above assumes that payment is due on the first contractual redemption date after September 30, 2019. As more fully described below, as of September 30, 2019, the holders had the right to convert all or any portion of their debentures until the close of business on October 1, 2019. As a result, the net carrying amounts of our convertible notes were included in current liabilities as of September 30, 2019. Upon the conclusion of the conversion period on October 1, 2019, none of the holders exercised their right to convert. As a result, the net carrying amounts of the convertible notes were reclassified back to long-term debt.

(2)
The repayment schedule reflects all the senior notes outstanding as of September 30, 2019. As more fully described below, on October 1, 2019, we redeemed all of the $300 million outstanding principal of the 2024 Senior Notes.

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
The Notes are our unsecured senior obligations and are guaranteed (the “Guarantees”) on an unsecured senior basis by Subsidiary Guarantors. The Notes and Guarantees rank equally in right of payment with all of our and the Subsidiary Guarantors' existing and future unsecured senior debt and rank senior in right of payment to all of our and the Subsidiary Guarantors' future unsecured subordinated debt. The Notes and Guarantees effectively rank junior to all secured debt of our and the Subsidiary Guarantors to the extent of the value of the collateral securing such debt and to all liabilities, including trade payables, of our subsidiaries that have not guaranteed the Notes.
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
In March 2019, we repurchased the remaining $300.0 million in aggregate principal amount of our 2020 Senior Notes at par using the proceeds from the sale of our Imaging business. As a result, we wrote off the remaining unamortized deferred issuance costs related to the repayment and recorded an extinguishment loss of $0.9 million for the three months ended March 31, 2019. Following this activity, we have fully repaid our 2020 Senior Notes and no amount remains outstanding.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.0% Senior Notes due 2024
In June 2016 , we issued $300.0 million aggregate principal amount of 6.0% Senior Notes due on July 1, 2024 (the "2024 Senior Notes") in a private placement. The proceeds from the 2024 Senior Notes were approximately $297.5 million, net of issuance costs. The 2024 Senior Notes bear interest at 6.0% per year, payable in cash semi-annually in arrears.
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
On August 30, 2019, we issued a conditional notice of full redemption pursuant to the indenture governing its 2024 Senior Notes, which was conditioned upon the incurrence of indebtedness by Cerence. On October 1, 2019, we redeemed all the $300.0 million outstanding principal amount of the 2024 Senior Notes for $313.5 million, plus accrued and unpaid interest of $4.5 million. As a result of the redemption, we will record a $15.0 million loss on extinguishment of debt for the first quarter of fiscal year 2020, including a $13.5 million redemption premium and a $1.5 million write-off of unamortized debt issuance costs.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $27.22 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest.
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
In connection with the spin-off of our Automotive business, we issued a notice to all holders on September 5, 2019, pursuant to which, the holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio until the close of business on October 1, 2019. As of September 30 2019, the net carrying amount of the 1.0% 2035 Debentures was included within the current portion of long-term debt. Upon the conclusion of the conversion period on October 1, 2019, none of the holders exercised their right to convert. As a result, the net carrying amount of the 1.0% 2035 Debentures was reclassified back to long-term debt.
Additionally, in accordance with the terms of the indentures governing the debentures and due to the completion of the spin-off of our Automotive business, the conversion ratio of the 1.0% 2035 Debentures has been adjusted to 41.4576 shares per $1,000 principal amount, effective immediately after the end of October 15, 2019.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price and the net carrying amount of the extinguished debt for our 2031 Debentures, including any unamortized debt discount or issuance costs. Following this activity, $395.5 million in aggregate principal amount of our 2031 Debentures remain outstanding. The aggregate debt discount was amortized to interest expense using the effective interest rate method through November 2017.
If converted, the principal amount of the 2031 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $32.30 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the 5 consecutive business-day period following any 5 consecutive trading-day period in which the trading price for $1,000 principal amount of the 2031 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2.75% 2031 Debentures, in whole or in part, at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2.75% 2031 Debentures held by such holder on November 1, 2021 and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest.
In November 2017, holders of approximately $331.2 million in aggregate principal amount of the outstanding 2.75% 2031 Debentures exercised their right to require us to repurchase such debentures. Following the repurchase, $46.6 million in aggregate principal amount of the 2031 Debentures remains outstanding. We have the right to call for redemption of some or all of the remaining outstanding 2031 Debentures.
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
In connection with the spin-off of our Automotive business, we issued a notice to all holders on September 5, 2019, pursuant to which, the holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio until the close of business on October 1, 2019. As of September 30 2019, the net carrying amount of the 2.75% 2031 Debentures was included within the current portion of long-term debt. Upon the conclusion of the conversion period on October 1, 2019, none of the holders exercised their right to convert. As a result, the net carrying amount of the 2.75% 2031 Debentures was reclassified back to long-term debt.
Additionally, in accordance with the terms of the indentures governing the debentures and due to the completion of the spin-off of our Automotive business, the conversion ratio of the 2.75% 2031 Debentures has been adjusted to 34.9385 shares per $1,000 principal amount, effective immediately after the end of October 15, 2019.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $97.9 million has been recorded as additional paid-in capital, which is being amortized to interest expense using the effective interest rate method through April 1, 2025.
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $22.22 per share, subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest.
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
In connection with the spin-off of our Automotive business, we issued a notice to all holders on September 5, 2019, pursuant to which, the holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio until the close of business on October 1, 2019. As of September 30 2019, the net carrying amount of the 1.25% 2025 Debentures was included within the current portion of long-term debt. Upon the conclusion of the conversion period on October 1, 2019, none of the holders exercised their right to convert. As a result, the net carrying amount of the 1.25% 2025 Debentures was reclassified back to long-term debt.
Additionally, in accordance with the terms of the indentures governing the debentures and due to the completion of the spin-off of our Automotive business, the conversion ratio of the 1.25% 2025 Debentures has been adjusted to 50.7957 shares per $1,000 principal amount, effective immediately after the end of October 15, 2019.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If converted, the principal amount of the 1.5% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $23.26 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to May 1, 2035, on any date during any fiscal quarter beginning after September 30, 2015 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.5% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.5% 2035 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2035. Additionally, we may redeem the 1.5% 2035 Debentures, in whole or in part, on or after November 5, 2021 for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.5% 2035 Debentures held by such holder on November 1, 2021, November 1, 2026, or November 1, 2031 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 1.5% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest.
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
In connection with the spin-off of our Automotive business, we issued a notice to all holders on September 5, 2019, pursuant to which, the holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio until the close of business on October 1, 2019. As of September 30 2019, the net carrying amount of the 1.5% 2035 Debentures was included within the current portion of long-term debt. Upon the conclusion of the conversion period on October 1, 2019, none of the holders exercised their right to convert. As a result, the net carrying amount of the 1.5% 2035 Debentures was reclassified back to long-term debt.
Additionally, in accordance with the terms of the indentures governing the debentures and due to the completion of the spin-off of our Automotive business, the conversion ratio of the 1.5% 2035 Debentures has been adjusted to 48.5216 shares per $1,000 principal amount, effective immediately after the end of October 15, 2019.
Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Facility”), which expires on April 15, 2021, provides for aggregate borrowing commitments of $242.5 million, including the revolving facility loans, the swingline loans and issuance of letters of credit. As of September 30, 2019, after taking into account the outstanding letters of credit of $5.9 million, we had $236.6 million available for additional borrowing under the Revolving Credit Facility. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. As of September 30, 2019, we were in compliance with all the debt covenants.
11. Financial Instruments and Hedging Activities
Derivatives not Designated as Hedges
Forward Currency Contracts
We have operations in a number of international locations, including certain developing markets where currency exchange rates can be volatile. We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates so that our exposure to foreign currencies will be mitigated or offset by the gains or losses on the foreign currency forward contracts. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. As of September 30, 2019 and 2018, we had outstanding contracts with a total notional value of $189.6 million and $117.1 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We did not designate any forward contracts as hedging instruments for fiscal years 2019, 2017 and 2016. Therefore, changes in fair value of foreign currency forward contracts were recognized within other expense, net in our consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our consolidated statement of cash flows.
A summary of our derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges:	Balance Sheet Classification	September 30, 2019	September 30, 2018
Foreign currency contracts	Prepaid expenses and other current assets	$597	$143
Foreign currency contracts	Accrued expenses and other liabilities	$(327)	$(1,192)

A summary of gains (losses) recognized from the derivative instruments is as follows (dollars in thousands):

	Income Statement Classification Income (loss) recognized	September 30,
Derivatives Not Designated as Hedges:		2019	2018	2017
Foreign currency contracts	Other income (expense)	$1,816	$(3,616)	$6,811

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
The determination of the applicable level within the hierarchy of a particular financial asset or liability depends on the lowest level of inputs that are significant to the fair value measurement as of the measurement date as follows:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Observable inputs other than those described as Level 1.

•	Level 3: Unobservable inputs that are supportable by little or no market activities and are based on significant assumptions and estimates.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and 2018 consisted of (dollars in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$217,861	$—	$—	$217,861
Time deposits(b)		115,913	—	115,913
Commercial paper, $77,089 at cost(b)	—	77,494	—	77,494
Corporate notes and bonds, $37,504 at cost(b)		37,566	—	37,566
Foreign currency exchange contracts(b)		597	—	597
Total assets at fair value	$217,861	$231,570	$—	$449,431
Liabilities:
Foreign currency exchange contracts(b)		$(327)		$(327)
Contingent acquisition payments(c)			(2,925)	(2,925)
Total liabilities at fair value	$—	$(327)	$(2,925)	$(3,252)

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$200,004	$—	$—	$200,004
Time deposits(b)	—	88,158	—	88,158
Commercial paper, $27,194 at cost(b)	—	27,363	—	27,363
Corporate notes and bonds, $57,563 at cost(b)	—	57,417	—	57,417
Foreign currency exchange contracts(b)	—	143	—	143
Total assets at fair value	$200,004	$173,081	$—	$373,085
Liabilities:
Foreign currency exchange contracts(b)	$—	$(1,192)	$—	$(1,192)
Contingent acquisition payments(c)	—	—	(4,000)	(4,000)
Total liabilities at fair value	$—	$(1,192)	$(4,000)	$(5,192)

(a)
Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.

(b) Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.53 years and 0.61 years as of September 30, 2019 and September 30, 2018, respectively.
(c) The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.
The estimated fair value of our long-term debt approximated $2,143.4 million (face value $2,137.0 million) as of September 30, 2019 and $2,423.6 million (face value $2,437.0 million) as of September 30, 2018, based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at the end of the reporting periods. There was no balance outstanding under our revolving credit agreement as of September 30, 2019 and September 30, 2018.
Additionally, contingent acquisition payments are recorded at fair values upon the acquisition, and are remeasured in subsequent reporting periods with the changes in fair values recorded within acquisition-related costs, net. Such payments are contingent upon the achievement of specified performance targets and are valued using the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow model (Level 3 measurement).
The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 30, 2019 and 2018 (dollars in thousands):

Amount
Balance as of September 30, 2017	$8,648
Earn-out liability established at time of acquisition	2,000
Payments and foreign currency translation	(8,188)
Adjustments to fair value included in acquisition-related costs, net	1,540
Balance as of September 30, 2018	4,000
Earn-out liability established at time of acquisition	1,500
Payments and foreign currency translation	(2,550)
Adjustments to fair value included in acquisition-related costs, net	(25)
Balance as of September 30, 2019	$2,925

Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2021. As of September 30, 2019, we could be required to pay up to $4.8 million if the specified performance targets are achieved.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business. Restructuring expenses consist of employee severance costs, charges for the closure of excess facilities and other contract termination costs. Other charges include litigation contingency reserves, costs related to the transition agreement of our former CEO, asset impairment charges, expenses associated with the malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident") and gains or losses on the sale or disposition of certain non-strategic assets or product lines.
The components of restructuring and other charges, net are as follows (dollars in thousands):

	Year Ended September 30,
	2019	2018	2017
Personnel	$19,371	$31,520	$12,553
Facilities	3,931	3,888	6,348
Total restructuring charges	23,302	35,408	18,901
Other charges	57,163	21,618	41,022
Total restructuring and other charges, net	$80,465	$57,026	$59,923

The following table sets forth accrual activity relating to restructuring reserves for fiscal years 2019, 2018 and 2017 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2016	$2,599	$9,875	$12,474
Restructuring charges, net	12,553	6,348	18,901
Non-cash adjustment	—	(1,374)	(1,374)
Cash payments	(13,678)	(6,580)	(20,258)
Balance at September 30, 2017	1,474	8,269	9,743
Restructuring charges, net	31,520	3,888	35,408
Non-cash adjustment	—	(998)	(998)
Cash payments	(22,438)	(4,658)	(27,096)
Balance at September 30, 2018	10,556	6,501	17,057
Restructuring charges, net	19,371	3,931	23,302
Non-cash adjustment	—	(102)	(102)
Cash payments	(25,971)	(6,681)	(32,652)
Balance at September 30, 2019	$3,956	$3,649	$7,605

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and other charges, net by segment are as follows (dollars in thousands):

	Personnel	Facilities	Total Restructuring	Other Charges	Total
Fiscal Year 2019
Healthcare	$4,679	$191	$4,870	$—	$4,870
Enterprise	5,037	933	5,970	—	5,970
Automotive	5,159	1,706	6,865	44,453	51,318
Other	1,457	337	1,794	3,306	5,100
Corporate	3,039	764	3,803	9,404	13,207
Total fiscal year 2019	$19,371	$3,931	$23,302	$57,163	$80,465

Fiscal Year 2018
Healthcare	$11,563	$25	$11,588	$—	$11,588
Enterprise	4,217	2,243	6,460	—	6,460
Automotive	4,160	20	4,180	—	4,180
Other	1,473	647	2,120	7,103	9,223
Corporate	10,107	953	11,060	14,515	25,575
Total fiscal year 2018	$31,520	$3,888	$35,408	$21,618	$57,026

Fiscal Year 2017
Healthcare	$4,283	$870	$5,153	$8,758	$13,911
Enterprise	2,141	3,480	5,621	—	5,621
Automotive	1,838	—	1,838	—	1,838
Other	2,954	(15)	2,939	10,773	13,712
Corporate	1,337	2,013	3,350	21,491	24,841
Total fiscal year 2017	$12,553	$6,348	$18,901	$41,022	$59,923
Fiscal Year 2019
For fiscal year 2019, we recorded restructuring charges of $23.3 million, which included $19.4 million related to the termination of approximately 391 employees and $3.9 million charge related to closing certain excess facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $4.0 million to be substantially paid during the first quarter of fiscal year 2020, and the remaining of $3.6 million for the facilities to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the year ended September 30, 2019, we recorded $8.8 million of professional services fees related to our corporate transformational efforts, $45.6 million costs related to the separation of our Imaging business and the stand-up of our Automotive business, and $3.3 million accelerated depreciation related to our Mobile Operator Services, offset in part by a $0.5 million cash receipt from insurance claims related to the 2017 Malware Incident.
Fiscal Year 2018
For fiscal year 2018, we recorded restructuring charges of $35.4 million, which included $31.5 million related to the termination of approximately 1,318 employees and $3.9 million charge related to closing certain excess facilities, including adjustment to sublease assumptions associated with these facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, during fiscal year 2018, we recorded $5.7 million for costs related to the transition agreement of our former CEO, $4.8 million professional services fees related to assessment and establishment of our corporate transformational efforts, $4.0 million related to our remediation and restoration effort after the 2017 Malware Incident, and fixed asset impairment charges of $7.1 million for SRS and Devices, as more fully described in Note 6.
Fiscal Year 2017
For fiscal year 2017, we recorded restructuring charges of $18.9 million, which included $12.6 million related to the termination of approximately 792 terminated employees and $6.3 million charge related to closing certain excess facilities, including adjustment

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to sublease assumptions associated with these facilities. These actions were part of our initiatives to reduce costs and optimize processes.
Additionally, during fiscal year 2017, we recorded $8.1 million for costs related to the transition agreement of our former CEO, $18.1 million of professional services fees and $4.0 million of fixed asset and inventory write-down as a result of the 2017 Malware Incident, and an impairment charge of $10.8 million related to an internally developed software.
14. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes

	Year Ended September 30,
	2019	2018	2017
	(Dollars in thousands)
Interest paid	$72,630	$93,121	$91,718
Income taxes paid	$24,056	$18,485	$21,700

15. Stockholders' Equity
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
We repurchased 8.2 million shares, 9.7 million shares and 5.8 million shares for $126.9 million, $136.1 million and $99.1 million during the fiscal years ended September 30, 2019, 2018 and 2017, respectively, under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 64.3 million shares for $1,070.0 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of September 30, 2019, approximately $430.4 million remained available for share repurchases as of September 30, 2019 pursuant to our share repurchase program.
Stock Issuances
During the year ended September 30, 2017, we issued 844,108 shares of our common stock valued at $13.4 million in connection with a business acquisition and 175,000 shares of our common stock valued at $2.9 million associated with charitable contributions. There were no share issuances in connection with acquisitions in fiscal years 2018 and 2019.
Preferred Stock
We are authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. There were no outstanding shares of preferred stock as of September 30, 2019 or September 30, 2018.
Series A Preferred Stock
We have designated 1,000,000 shares as Series A Preferred Stock, par value $0.001 per share. The Series A Preferred Stock is entitled to receive dividends equal to the greater of $1.00 and 1,000 times the aggregate per share amount of all dividends declared on our Common Stock. Holders of each share of the Series A Preferred Stock are entitled to 1,000 votes on all matters submitted to a vote of the stockholders of the Company, and shall vote as one class. The Series A Preferred Stock is not redeemable, and has the right to certain liquidation preferences over our Common Stock. The Series A Preferred Stock ranks junior to all other series

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Preferred Stock as to the payment of dividends and the distribution of assets. There were no outstanding shares of preferred stock as of September 30, 2019 or September 30, 2018.
Series B Preferred Stock
We have designated 15,000,000 shares as Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis and has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if, declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. There were no outstanding shares of preferred stock as of September 30, 2019 or September 30, 2018.
16. Net Income (Loss) Per Share
The following table sets forth the computation for basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended September 30,
	2019	2018	2017
	(ASC 606)	(ASC 605)	(ASC 605)
Numerator:
Net income (loss) from continuing operations	$114,338	$(184,904)	$(178,341)
Net income from discontinued operations	99,472	24,976	27,345
Net income (loss)	$213,810	$(159,928)	$(150,996)

Denominator:
Weighted average common shares outstanding — Basic	286,347	291,318	289,348
Dilutive effect of employee stock compensation plans (a)	3,778	—	—
Weighted average common shares outstanding — Diluted	290,125	291,318	289,348

Net income (loss) per common share - basic:
Continuing operations	$0.40	$(0.63)	$(0.62)
Discontinued operations	0.35	0.08	0.10
Total net income (loss) per basic common share	$0.75	$(0.55)	$(0.52)

Net income (loss) per common share - diluted:
Continuing operations	$0.39	$(0.63)	$(0.62)
Discontinued operations	0.35	0.08	0.10
Total net income (loss) per diluted common share	$0.74	$(0.55)	$(0.52)

Anti-dilutive equity instruments excluded from the calculation	1,047	528	328
Contingently issuable awards excluded from the calculation (a)	1,786	4,434	1,721

(a) Certain performance-based awards were excluded from the determination of dilutive net income per share as the conditions were not met at the end of the reporting period.
17. Stock-Based Compensation
On January 17, 2019, our stockholders approved amendments to the Company’s amended and restated 2000 Stock Plan (the “Amended and Restated 2000 Stock Plan”). The Amended and Restated 2000 Stock Plan (i) increases the number of shares issuable from 82,250,000 to 83,500,000 shares; (ii) permits the Company's Board of Directors (the "Board") to make proportional adjustments to outstanding awards affected by a change in the Company's capital structure, and in addition to or in lieu of such adjustments, to permit the Board to pay dividends, dividend equivalents, or similar rights in conjunction to any such changes in the Company's capital structure; and (iii) contains certain updates to reflect changes in the law relating to Section 162(m).

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2019, we had 7.2 million shares available for future grants under the Amended and Restated 2000 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. The amounts included in the consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

	Year Ended September 30,
	2019	2018	2017
Cost of professional services and hosting	$28,523	$31,094	$28,532
Cost of product and licensing	855	814	348
Cost of maintenance and support	1,314	3,322	2,161
Research and development	38,454	38,077	30,540
Sales and marketing	34,360	35,838	39,037
General and administrative	37,706	33,764	42,283
Total	$141,212	$142,909	$142,901

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
The table below summarizes activities related to stock options for the years ended September 30, 2019, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2016	1,965,826	$15.01
Granted	—	—
Exercised/Repurchased(b)	(1,932,286)	$14.98
Forfeited	—	—
Expired	(9,733)	$20.01
Outstanding at September 30, 2017	23,807	$15.39
Granted	—	—
Exercised	(2,963)	$2.61
Forfeited	—	—
Expired	(1,700)	$15.99
Outstanding at September 30, 2018	19,144	$17.31
Granted	—	$—
Exercised	(3,314)	$7.22
Forfeited	—	—
Expired	(4,528)	$17.89
Outstanding at September 30, 2019	11,302	$20.04	2.6 years	$0.1	million
Exercisable at September 30, 2019	11,302	$20.04	2.6 years	$0.1	million
Exercisable at September 30, 2018	19,144
Exercisable at September 30, 2017	23,798

(a)	The aggregate intrinsic value represents any excess of the closing price of our common stock of $16.31 on September 30, 2019 over the exercise price of the underlying options.

(b)
We repurchased 1.0 million shares owned directly or indirectly by our former Chief Executive Officer, including 649,649 outstanding shares and 800,000 vested stock options with a net share equivalent of 350,351 shares, for an aggregate purchase price of $21.4 million.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2019, there was no unamortized fair value of stock options. A summary of intrinsic value of stock options exercised is as follows:

	2019	2018	2017
Total intrinsic value of stock options exercised (in millions)	$0.1	$0.1	$3.6

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
In order to satisfy our employees’ withholding tax liability as a result of the vesting of Restricted Awards, we have historically repurchased shares upon the employees’ vesting. In fiscal year 2019, we withheld payroll taxes totaling $42.6 million related to 2.6 million shares of common stock that were repurchased or canceled.
Restricted Units
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

	Number of Shares Underlying Restricted Units — Performance-Based Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2016	4,224,488	5,884,023
Granted	3,224,696	8,457,761
Earned/released	(1,790,514)	(7,150,783)
Forfeited	(614,739)	(713,837)
Outstanding at September 30, 2017	5,043,931	6,477,164
Granted	2,175,537	8,876,712
Earned/released	(2,092,862)	(7,156,468)
Forfeited	(2,087,038)	(1,325,321)
Outstanding at September 30, 2018	3,039,568	6,872,087
Granted	1,342,836	9,500,077
Earned/released	(1,405,485)	(6,383,908)
Modification(a)	(296,759)	296,759
Forfeited	(688,835)	(1,286,071)
Outstanding at September 30, 2019	1,991,325	8,998,944
Weighted average remaining recognition period of outstanding Restricted Units	1.4 years	1.9 years
Unrecognized stock-based compensation expense of outstanding Restricted Units	$24.5 million	$84.0 million
Aggregate intrinsic value of outstanding Restricted Units(b)	$32.5 million	$146.9 million

(a) 296,759 shares of performance-based awards were modified to time-based awards with only service conditions in December 2018.
(b) The aggregate intrinsic value represents any excess of the closing price of our common stock of $16.31 on September 30, 2019 over the exercise price of the underlying Restricted Units.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the weighted-average grant-date fair value of Restricted Units granted, and the aggregate intrinsic value of Restricted Units vested for each fiscal year is as follows:

	2019	2018	2017
Weighted-average grant-date fair value per share	$16.52	$15.47	$16.31
Total intrinsic value of shares vested (in millions)	$125.2	$146.5	$146.0
Performance-based Restricted Units outstanding as of September 30, 2019 and issued in fiscal year 2019 include performance goals based on total shareholder return relative to our peers during the performance period. The awards actually earned will be up to two hundred percent of the targeted number of the performance-based stock units. Compensation expense is recorded ratably over the performance period of the award based on the estimated grant date fair value estimated at the grant date using a Monte Carlo simulation model, which included the following assumptions:

2019
Dividend yield	0.0%
Expected volatility	27.3% - 30.9%
Risk-free interest rate	2.2% - 3.0%
Expected term (in years)	1 - 3

Restricted Stock Awards
Restricted stock awards ("Restricted Stock") are included within the issued and outstanding common stock at the date of the grant. The table below summarizes activities related to Restricted Stock:

	Number of Shares Underlying Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2016	—	—
Granted	250,000	$15.55
Vested	(250,000)	$15.55
Outstanding at September 30, 2017	—	—
Outstanding at September 30, 2018	—	—
Outstanding at September 30, 2019	—	—

A summary of the weighted-average grant-date fair value of Restricted Stock granted, and the aggregate intrinsic value of Restricted Stock vested for each fiscal year is as follows:

	2019	2018	2017
Weighted-average grant-date fair value per share	$—	$—	$15.55
Total intrinsic value of shares vested (in millions)	$—	$—	$3.9
1995 Employee Stock Purchase Plan
Our 1995 Employee Stock Purchase Plan (the "Plan”), as amended and restated on January 27, 2015, authorizes the issuance of a maximum of 20,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. At September 30, 2019, we have reserved 3.9 million shares for future issuance. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the Plan are as follows:

	2019	2018	2017
Weighted-average grant-date fair value per share	$3.76	$4.00	$3.84
Total shares issued (in millions)	1.2	1.3	1.3
Total stock-based compensation expense (in millions)	$4.5	$5.2	$4.9

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	2019	2018	2017
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	27.8%	32.1%	29.3%
Risk-free interest rate	2.2%	2.0%	0.9%
Expected term (in years)	0.5	0.5	0.5

18. Commitments and Contingencies
Operating Leases
We have various operating leases for office space around the world. In connection with many of our acquisitions, we assumed facility lease obligations. Among these assumed obligations are lease payments related to office locations that were vacated by certain of the acquired companies prior to the acquisition date. Additionally, certain of our lease obligations have been included in various restructuring charges.
The following table outlines our gross future minimum payments under all non-cancelable operating leases for continuing operations as of September 30, 2019 (dollars in thousands):

Year Ending September 30,	Operating Leases	Operating leases under restructuring	Total
2020	$34,279	$4,968	$39,247
2021	28,740	2,470	31,210
2022	23,357	2,170	25,527
2023	16,289	2,222	18,511
2024	13,209	1,629	14,838
Thereafter	48,259	3,189	51,448
Total	$164,133	$16,648	$180,781

As of September 30, 2019, we have subleased certain office space that is included in the above table to third parties. As of September 30, 2019, the aggregate sublease income to be recognized during the remaining lease terms is $15.2 million, with approximately an average of $2.4 million annually for each of the next five fiscal years and approximately $3.1 million thereafter.
Total rent expense, including rent expense for our data centers, was approximately $46.9 million, $43.9 million and $36.7 million for the years ended September 30, 2019, 2018 and 2017, respectively.
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 "Contingencies". If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and the estimates are based only on the information available at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. As of September 30, 2019 and 2018, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.

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
19. Pension and Other Post-Retirement Benefits
Defined Contribution Plans
We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Amended on January 25, 2019, we now match 50% of employee contributions up to 6% of eligible salaries. Employer's contributions vest one-third annually over a three-year period. Our contributions to the 401(k) Plan that covers substantially all of our U.S. employees who meet the minimum requirements totaled $8.1 million, $6.7 million and $6.7 million for fiscal years 2019, 2018 and 2017, respectively. We make contributions to various other plans in certain of our foreign operations; total contributions to these plans are not material.
Defined Benefit Plans
We sponsor certain defined benefit plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our defined benefit pension (income) expenses were $(0.1) million, $(0.3) million and $0.4 million for fiscal years 2019, 2018 and 2017, respectively. The aggregate projected benefit obligation as of September 30, 2019 and September 30, 2018 was $39.9 million and $34.7 million, respectively. The aggregate net liability of our defined benefit plans as of September 30, 2019 and September 30, 2018 was $16.8 million and $11.1 million, respectively.
20. Income Taxes
Recent Tax Legislation
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law. The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a hybrid territorial tax system, and imposing a mandatory one-time repatriation tax on foreign cash and earnings.
We are subject to additional requirements of the TCJA during the year ended September 30, 2019. Those provisions include a tax on global intangible low-taxed income (“GILTI”), a limitation of certain executive compensation, a base erosion and anti-abuse tax (“BEAT”) and other immaterial provisions. We have elected to account for GILTI as a period cost and therefore included GILTI expense in the effective tax rate calculation. Our fiscal year 2019 effective tax rate includes our estimates of these new provisions. Our estimates may be revised in future period as we obtain additional data and as the IRS issues new guidance implementing the law changes

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the TCJA, in fiscal year 2018 we remeasured certain deferred tax assets and liabilities at the lower rates and recorded approximately $92.9 million of tax benefits. Additionally, as of September 30, 2018, we recorded a $5.8 million provision for the deemed repatriation of foreign cash and earnings, which is estimated based upon estimated foreign earnings and foreign income taxes.
Provision for Income Taxes
The components of income (loss) before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2019	2018	2017
Domestic	$(15,102)	$(198,525)	$(245,636)
Foreign	40,846	(48,699)	90,966
Income (loss) before income taxes	$25,744	$(247,224)	$(154,670)

The components of the (benefit) provision for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2019	2018	2017
Current:
Federal	$11,294	$1,542	$(5,856)
State	1,020	(198)	1,105
Foreign	22,855	23,177	23,196
Total current	35,169	24,521	18,445
Deferred:
Federal	(10,931)	(83,319)	7,291
State	1,477	2,302	1,133
Foreign	(114,309)	(5,824)	(3,198)
Total deferred	(123,763)	(86,841)	5,226
(Benefit) provision for income taxes	$(88,594)	$(62,320)	$23,671
Effective income tax rate	(344.1)%	25.2%	(15.3)%

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (benefit) provision for income taxes differed from the amount computed by applying the federal statutory rate to our income tax before income taxes as follows (dollars in thousands):

	Year Ended September 30,
	2019	2018	2017
Federal tax provision (benefit) at statutory rate	$5,407	$(60,647)	$(54,138)
State tax provision, net of federal benefit	2,175	1,096	1,858
Foreign tax rate and other foreign related tax items	(1,341)	(10,695)	(15,768)
Stock-based compensation	3,368	3,290	6,934
Non-deductible expenditures	8,389	2,375	3,086
Change in U.S. and foreign valuation allowance	168,726	56,557	72,318
Capital losses	(187,822)	—	—
Intangible property transfers	(171,040)	—	—
Uncertain tax positions	61,339	4,782	3,111
Global intangible low-taxed income	7,460	—	—
Base erosion and anti-abuse tax	11,216	—	—
TCJA impact	—	(87,058)	—
Goodwill impairment	—	28,640	—
Executive compensation	1,662	503	5,492
Other	1,867	(1,163)	778
(Benefit) provision for income taxes	$(88,594)	$(62,320)	$23,671

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, changes relating to valuation allowances for certain countries if and as necessary, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our effective income tax rate in the United States; the majority of our income before provision for income taxes from foreign operations has been earned by subsidiaries in Ireland. Our effective income tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.
The effective income tax rate in fiscal year 2019 differs from the U.S. federal statutory rate of 21.0% primarily due to a net tax benefit of $112.1 million related to intangible property transfers, partially offset by an uncertain tax position. The net tax benefit is also partially offset by a BEAT tax expense of $11.2 million and a GILTI tax expense of $7.5 million. As part of the restructuring for the spin-off of our Automotive business, we recognized an $896.8 million gross U.S. capital loss with a potential tax benefit of $188.3 million. We believe that it is not more likely than not that the tax benefit from the U.S. capital loss will be realized. As a result, we recorded a full valuation allowance against the capital loss.
The effective income tax rate in fiscal year 2018 differs from the U.S. federal statutory rate of 24.5% primarily due to the net tax benefits resulting from the TCJA remeasurement of deferred tax assets and liabilities at the lower enacted rate, and our foreign earnings subject to lower tax rates, offset in part by additional valuation allowance related to current period losses, and the tax effect of goodwill impairment charges that are not deductible.
The effective income tax rate in fiscal year 2017 differs from the U.S. federal statutory rate of 35% primarily due to additional valuation allowance related to current period losses in the United States, and an increase in deferred tax liabilities related to goodwill, partially offset by our earnings in foreign operations that are subject to significantly lower tax rates than the U.S. statutory tax rate.
As of September 30, 2019, we have not provided taxes on $243.3 million of undistributed earnings of our foreign subsidiaries, which may be subject to foreign withholding taxes upon repatriation, as we consider these earnings indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect our international cash and cash equivalents and marketable securities of $135.9 million will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of September 30, 2019, it is not practicable to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following as of September 30, 2019 and 2018 (dollars in thousands):

	September 30, 2019	September 30, 2018
Deferred tax assets:
Net operating loss carryforwards	$166,224	$192,017
Capital loss carryforwards	188,320	—
Federal and state credit carryforwards	43,897	46,721
Accrued expenses and other reserves	33,150	41,371
Difference in timing of revenue related items	24,832	81,647
Deferred compensation	22,917	19,315
Other	11,579	13,802
Total deferred tax assets	490,919	394,873
Valuation allowance for deferred tax assets	(303,378)	(183,295)
Net deferred tax assets	187,541	211,578
Deferred tax liabilities:
Depreciation	(16,833)	(15,729)
Convertible debt	(87,046)	(92,452)
Acquired intangibles	(7,517)	(131,959)
Net deferred tax liabilities	$76,145	$(28,562)
Reported as:
Other assets	$130,361	$21,369
Long-term deferred tax liabilities	(54,216)	(49,931)
Net deferred tax liabilities	$76,145	$(28,562)
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. During fiscal year 2019, the valuation allowance for deferred tax assets increased by $120.1 million. This increase relates to the valuation allowance for the U.S. capital loss of $188.3 million, partially offset by reduction of revenue related deferred tax assets due to ASC 606 implementation and the reversal of valuation allowance related to current period earnings. As of September 30, 2019, we have $269.6 million and $33.8 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2018, we had $142.8 million and $40.5 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively.
Other than the capital loss carryforward, the majority of domestic deferred tax assets relate to net operating losses, the use of which may not be available as a result of limitations on the use of acquired losses. With respect to these operating losses, there is no assurance that they will be used given the current assessment of the limitations on their use or our current projection of future taxable income in the entities for which these losses relate. Based on our analysis, we have concluded that it is not more likely than not that the majority of our domestic deferred tax assets can be realized and therefore a valuation allowance has been assigned to these deferred tax assets. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.
At September 30, 2019 and 2018, we had U.S. federal net operating loss carryforwards of $551.1 million and $692.9 million, respectively. At September 30, 2019 and 2018, we had state net operating loss carryforwards of $194.6 million and $259.1 million, respectively. The net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. As of September 30, 2019 and 2018, we had foreign net operating loss carryforwards of $191.7 million and $164.9 million, respectively. These carryforwards will expire at various dates beginning in 2019 and extending up to an unlimited period.
As of September 30, 2019 and 2018, we had federal research and development carryforwards and foreign tax credit carryforwards of $27.7 million and $30.2 million, respectively. As of September 30, 2019 and 2018, we had state research and development credit and investment tax credit carryforwards of $3.9 million and $5.3 million, respectively. As of September 30, 2019 and 2018, we had foreign investment tax credit carryforwards of $14.3 million and $14.7 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	Year Ended September 30,
	2019	2018
Balance at the beginning of the year	$29,456	$33,245
Increases related to tax positions from prior fiscal years	—	1,590
Decreases related to tax positions from prior fiscal years	—	(2,281)
Increases for tax positions taken during current period	60,225	1,709
Decreases for tax settlements and lapse in statutes	(1,803)	(4,083)
Cumulative translation adjustments	(2,291)	(724)
Balance at the end of the year	$85,587	$29,456

As of September 30, 2019, 85.6 million of the unrecognized tax benefits, if recognized, would impact our effective income tax rate. In fiscal year 2019, there was an increase in unrecognized tax benefits of $58.9 million related to intercompany intangible property transfers. Within the next 12 months, we expect the unrecognized tax benefits to decrease by $56.6 million as it is transferred to Cerence as part of the spin-off on October 1, 2019. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes of $1.9 million, $1.3 million, and $2.0 million during fiscal years 2019, 2018, and 2017, respectively. We recorded interest and penalties of $12.7 million and $10.8 million as of September 30, 2019 and 2018, respectively.
We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal tax returns for 2000 through 2016 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. Additionally, the federal tax returns for 2017 through 2019 years remain open for all purposes of examination by the IRS and other taxing authorities in material jurisdictions.
21. Related Party Transaction
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
Additionally, we entered into a service agreement (the "Service Agreement") with Magnet, pursuant to which, Magnet will provide engineering services to assist in integrating the licensed technology into certain of our Enterprise solutions. Based upon the statement of work signed on April 19, 2018, total fees under the Service Agreement should not exceed $2.0 million and are payable in six equal monthly installments upon the signature of the statement of work, which was finalized within 90 days following the effective date of the License Agreement. We incurred $2.0 million service costs by the time the integration service was completed on March 31, 2019.
22. Segment and Geographic Information
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
The Automotive segment is primarily engaged in providing automotive manufacturers and their suppliers branded and personalized virtual assistants and connected car services built on our voice recognition and natural language understanding technologies. As more fully disclosed in Note 4, on November 19, 2018, we announced our intent to spin off our Automotive business into an independent publicly traded company through a pro rata distribution to our common stockholders. On August 5, 2019, we further announced our plans to brand the Automotive spin-off as Cerence and the spin-off was completed on October 1, 2019.

•
The Other segment includes our SRS and Devices businesses. Our SRS business provides value-added services to mobile operators in India and Brazil (“Mobile Operator Services”) and voicemail transcription services to mobile operators in the rest of the world (“Voicemail-to-Text”). Our Devices business provides speech recognition solutions and predictive text technologies for handset devices. Our Devices revenue has been declining due to the ongoing consolidation of our handset manufacturer customer base and continued erosion of our penetration of the remaining market. During the fourth quarter of fiscal 2018, in connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses. In May 2019, we completed the sale of our Mobile Operator Services business in Brazil, and in July 2019, we completed the sale of our Mobile Operator Services business in India. The sale prices and any gain or loss were immaterial to our consolidated financial statement.

As more fully described in Note 4, effective the first quarter of fiscal year 2019, the results of our Imaging segment, previously a reportable segment, have been included within discontinued operations due to the completion of the sale of Imaging on February 1, 2019. As a result, effective the first quarter of fiscal year 2019, we changed our corporate overhead allocation methodology to re-allocate the stranded costs related to our Imaging business to the remaining operating segments included within continuing operations. Stranded costs of $7.0 million for fiscal year 2019, $7.8 million for fiscal year 2018, and $7.1 million for fiscal year 2017 have been included within total segment profits and re-allocated to Healthcare, Enterprise, Automotive, and Other.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As we do not track our assets by operating segment, we do not include total assets or depreciation expenses by operating segment. The following table presents segment results along with a reconciliation of segment profits to (loss) income before income taxes (dollars in thousands):

	Year Ended September 30,
	2019	2018	2017
Segment revenues:	(ASC 606)	(ASC 605)	(ASC 605)
Healthcare	$950,593	$984,819	$899,341
Enterprise	510,753	483,194	474,317
Automotive	306,580	279,402	252,218
Other	61,461	109,064	133,766
Total segment revenues	1,829,387	1,856,479	1,759,642
Acquisition related revenue adjustments (a)	(6,295)	(14,181)	(31,467)
Total consolidated revenue	1,823,092	1,842,298	1,728,175
Segment profit:
Healthcare	337,471	326,658	257,825
Enterprise	141,479	140,478	133,913
Automotive	110,559	109,111	118,248
Other	23,413	28,013	41,186
Total segment profit	612,922	604,260	551,172
Corporate expenses and other, net	(139,806)	(195,704)	(121,935)
Acquisition-related revenues and costs of revenues adjustment	(6,295)	(14,181)	(31,467)
Stock-based compensation	(141,212)	(142,909)	(142,901)
Amortization of intangible assets	(103,563)	(124,883)	(150,731)
Acquisition-related costs, net	(8,909)	(16,093)	(27,708)
Restructuring and other charges, net	(80,465)	(57,026)	(59,923)
Impairment of goodwill and other intangible assets	—	(170,941)	—
Other expenses, net	(106,928)	(129,747)	(171,177)
Income (loss) before income taxes	$25,744	$(247,224)	$(154,670)

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Year Ended September 30,
	2019	2018	2017
United States	$1,367,752	$1,374,877	$1,244,900
International	455,340	467,421	483,275
Total	$1,823,092	$1,842,298	$1,728,175

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets from continuing operations, including intangible assets and goodwill, were located as follows (dollars in thousands):

	September 30, 2019	September 30, 2018
United States	$3,279,186	$3,031,714
International	831,394	982,537
Total	$4,110,580	$4,014,251

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Automotive Spin-Off
On October 1, 2019, we completed the previously announced complete legal and structural separation and distribution to our stockholders of all of the outstanding shares of Cerence, in a tax free spin-off (the"Spin-Off"). The distribution was made in the amount of one share of Cerence common stock for every eight shares of Nuance common stock owned by Nuance’s stockholders of record as of 5:00 p.m. Eastern Time on September 17, 2019.
In connection with the Spin-Off, on September 30, 2019, we sold 1.8% of our equity interest in Cerence to a non-affiliated third party for a total cash consideration of $9.8 million. The difference between the consideration received and the carrying amount of the non-controlling interest was recognized in additional paid-in capital. The remaining 98.2%, or 35,740,709 shares of Cerence common stock held by us were distributed to our stockholders upon the completion of the spin-off.
Additionally, on October 1, 2019, prior to the consummation of the Spin-Off, Cerence entered into senior secured credit facilities (the “Senior Facilities”), which consisted of a $270.0 million aggregate principal amount senior secured term loan, of which approximately $153 million of the net proceeds were transferred to us, and a $75.0 million senior secured revolving credit facility, of which nothing was drawn at the time of the Spin-Off. We do not have any obligations under the Senior Facilities subsequent to the Spin-Off. Additionally, on October 1, 2019, pursuant to the redemption notice issued on August 30, 2019, we redeemed all the $300.0 million outstanding principal amount of the 2024 Senior Notes for $313.5 million, plus accrued and unpaid interest of $4.5 million. As a result of the redemption, we will record a $15.0 million loss on extinguishment of debt for the first quarter of fiscal year 2020, including a $13.5 million redemption premium and a $1.5 million write-off of unamortized debt issuance costs.
24. Quarterly Data (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2019
Total revenue	$493,654	$409,583	$449,197	$470,658	$1,823,092
Gross profit	$280,216	$227,992	$258,506	$276,459	$1,043,173
Net income (loss) from continuing operations	$17,699	$(20,749)	$9,259	$108,129	$114,338
Net income (loss) per share - continuing operations:
Basic	$0.06	$(0.07)	$0.03	$0.38	$0.40
Diluted	$0.06	$(0.07)	$0.03	$0.37	$0.39
Weighted average common shares outstanding:
Basic	287,796	285,866	285,942	285,754	286,347
Diluted	292,359	285,866	288,648	291,598	290,125

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2018
Total revenue	$447,224	$466,193	$449,449	$479,432	$1,842,298
Gross profit	$238,986	$249,173	$248,118	$280,634	$1,016,911
Net income (loss) from continuing operations	$47,465	$(167,141)	$(20,720)	$(44,508)	$(184,904)
Net income (loss) per share - continuing operations:
Basic	$0.16	$(0.57)	$(0.07)	$(0.16)	$(0.63)
Diluted	$0.16	$(0.57)	$(0.07)	$(0.16)	$(0.63)
Weighted average common shares outstanding:
Basic	291,367	294,103	292,663	287,052	291,318
Diluted	295,995	294,103	292,663	287,052	291,318

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.
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
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2019, our internal control over financial reporting was effective.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2019 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no material changes in our internal controls over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
None
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
Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees effective on November 25, 2019. Our Code of Business Conduct and Ethics, as well as any amendments thereto, can be found at our website: www.nuance.com. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such a request should be made in writing and addressed to Investor Relations, Nuance Communications, Inc., 1 Wayside Road, Burlington, MA 01803.
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

(3)	Exhibits — See Item 15(b) of this Report below.

(b)	Exhibits.
EXHIBIT INDEX

						Filed Herewith
		Incorporated by Reference
Exhibit Index #	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	2.1	10/2/2019
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	0-27038	3.2	8/20/2013
3.6	Amended and Restated Bylaws of the Registrant.	8-K	001-36056	3.1	11/7/2019
4.1	Specimen Common Stock Certificate.	8-A	0-27038	4.1	12/6/1995
4.2	Indenture, dated as of October 24, 2011, between Nuance Communications, Inc. and U.S. Bank National Association as Trustee relating to 2.75% Senior Convertible Debentures due 2031.	8-K	0-27038	4.1	10/24/2011
4.3	Indenture, dated June 16, 2015, between Nuance Communications, Inc., and U.S. Bank National Association as Trustee, relating to 1.50% Senior Convertible Debentures due 2035	8-K	001-36056	4.1	6/22/2015
4.4	Indenture, dated December 7, 2015, between Nuance Communications, Inc., and U.S. Bank National Association as Trustee, relating to 1.00% Senior Convertible Debentures due 2035.	8-K	001-36056	4.1	12/7/2015
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act.					X
10.1	Form of Indemnification Agreement.*	10-Q	001-36056	10.1	5/9/2019
10.2	Nuance Communications, Inc. 2000 Stock Plan (as amended and restated January 17, 2019).*	8-K	001-36056	10.1	1/17/2019
10.3	Form of Restricted Stock Purchase Agreement for use under Nuance Communications, Inc. 2000 Stock Plan (time-vesting awards).*					X
10.4	Form of Restricted Stock Unit Purchase Agreement for use under Nuance Communications, Inc. 2000 Stock Plan (performance-based awards).*					X
10.5	Amended and Restated 1995 Directors Stock Plan (as amended and restated June 25, 2018).*	10-Q	001-36056	10.3	8/9/2018
10.6	Form of Executive Officer Employment Offer Letter.*	10-K	001-36056	10.9	11/22/2016
10.7	Form of Change of Control and Severance Agreement for Executive Officers.*	10-Q	001-36056	10.2	8/9/2018

						Filed Herewith
		Incorporated by Reference
10.8	Revolving Credit Agreement, dated April 15, 2016, among Nuance Communications, Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent.	8-K	001-36056	10.1	4/19/2016
10.9
Amendment No. 1, dated as of October 4, 2016, to the Revolving Credit Agreement, dated April 15, 2016, among Nuance Communications, Inc., the lender’s party thereto, Barclays Bank PLC, as Administrative Agent, and the other parties named therein.
						X
10.10	Amendment No. 2, dated as of September 12, 2019, to the Revolving Credit Agreement, dated April 15, 2016, among Nuance Communications, Inc., the lender’s party thereto, Barclays Bank PLC, as Administrative Agent, and the other parties named therein.	8-K	001-36056	10.1	9/13/2019
10.11	Guarantee and Collateral Agreement, dated April 15, 2016, among Nuance Communications, Inc., certain Nuance subsidiaries and Barclays Bank PLC, as Administrative Agent.	8-K	001-36056	10.2	4/19/2016
10.12	Change of Control and Severance Agreement between Nuance Communications, Inc. and Daniel Tempesta, dated August 8, 2018.*	10-K	001-36056	10.16	11/20/2018
10.13	Employment Agreement between Nuance Communications, Inc. and Mark D. Benjamin, dated March 19, 2018.*	8-K	001-36056	10.1	3/22/2018
10.14	Tax Matters Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	10.1	10/2/2019
10.15	Transition Services Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	10.2	10/2/2019
10.16	Employee Matters Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	10.3	10/2/2019
10.17	Intellectual Property Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	10.4	10/2/2019
10.18	Transitional Trademark License Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	10.5	10/2/2019
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X

Filed Herewith
Incorporated by Reference
101
The following materials from Nuance Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Annual Report on Form 10-K for the year ended September 30, 2019, formatted in Inline XBRL.

*	Denotes management compensation plan or arrangement

Item 16.	Form 10-K Summary
Not applicable.

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

/s/ Mark Benjamin
Date: 11/26/2019	Mark Benjamin, Chief Executive Officer (Principal Executive Officer)

/s/ Daniel D. Tempesta
Date: 11/26/2019	Daniel D. Tempesta Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Arthur Giterman
Date: 11/26/2019	Arthur Giterman Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ Daniel J. Brennan
Date: 11/26/2019	Daniel J. Brennan, Director

/s/ Lloyd A. Carney
Date: 11/26/2019	Lloyd A. Carney, Chairman of the Board

/s/ Thomas D. Ebling
Date: 11/26/2019	Thomas D. Ebling, Director

/s/ Robert J. Finocchio
Date: 11/26/2019	Robert J, Finocchio, Jr., Director

/s/ Laura S. Kaiser
Date: 11/26/2019	Laura S. Kaiser, Director

/s/ Michal Katz
Date: 11/26/2019	Michal Katz, Director

/s/ Mark R. Laret
Date: 11/26/2019	Mark R. Laret, Director

/s/ Sanjay N. Vaswani
Date: 11/26/2019	Sanjay N. Vaswani, Director