Form 10-Q
period 2019-12-31
Nuance Communications, Inc.
filed 2020-02-07
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2019
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
(781) 565-5000
 _____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	NUAN	Nasdaq Stock Market LLC
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2020 was 282,887,582.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2019	2018
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Hosting and professional services	$230,477	$227,717
Product and licensing	125,180	115,889
Maintenance and support	62,576	76,069
Total revenues	418,233	419,675
Cost of revenues:
Hosting and professional services	135,790	136,598
Product and licensing	34,178	32,405
Maintenance and support	7,794	7,761
Amortization of intangible assets	6,627	7,356
Total cost of revenues	184,389	184,120
Gross profit	233,844	235,555
Operating expenses:
Research and development	56,553	46,866
Sales and marketing	66,472	67,370
General and administrative	38,314	43,466
Amortization of intangible assets	12,549	13,842
Acquisition-related costs, net	1,167	2,601
Restructuring and other charges, net	6,683	14,641
Total operating expenses	181,738	188,786
Income from operations	52,106	46,769
Other (expense) income:
Interest income	2,186	2,554
Interest expense	(23,815)	(32,266)
Other expense, net	(12,040)	(1,176)
Income before income taxes	18,437	15,881
(Benefit) provision for income taxes	(36,440)	2,000
Net income from continuing operations	54,877	13,881
Net (loss) income from discontinued operations	(6,192)	5,209
Net income	$48,685	$19,090

Net income (loss) per common share - basic:
Continuing operations	$0.19	$0.05
Discontinued operations	(0.02)	0.02
Total net income per basic common share	$0.17	$0.07

Net income (loss) per common share - diluted:
Continuing operations	$0.19	$0.05
Discontinued operations	(0.02)	0.02
Total net income per diluted common share	$0.17	$0.07

Weighted average common shares outstanding:
Basic	284,130	287,796
Diluted	289,453	292,359

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
Net income	$48,685	$19,090
Other comprehensive income (loss):
Foreign currency translation adjustment	4,424	(8,302)
Cerence Spin-off	12,331	—
Pension adjustments	2,007	(360)
Unrealized loss on marketable securities	(32)	(2)
Total other comprehensive income (loss), net	18,730	(8,664)
Comprehensive income	$67,415	$10,426

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	September 30, 2019
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$301,458	$560,961
Marketable securities	201,304	186,555
Accounts receivable, less allowances for doubtful accounts of $9,669 and $9,797	262,411	240,673
Prepaid expenses and other current assets	145,062	175,166
Current assets of discontinued operations	—	91,858
Total current assets	910,235	1,255,213
Marketable securities	7,272	17,287
Land, building and equipment, net	125,163	121,203
Goodwill	2,132,249	2,127,896
Intangible assets, net	272,859	291,371
Right-of-use assets	112,167	—
Other assets	225,792	316,215
Long-term assets of discontinued operations	—	1,236,608
Total assets	$3,785,737	$5,365,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,142,870
Contingent and deferred acquisition payments	18,719	17,470
Accounts payable	86,331	90,826
Accrued expenses and other current liabilities	186,328	249,570
Deferred revenue	242,877	214,223
Current liabilities of discontinued operations	—	130,117
Total current liabilities	534,255	1,845,076
Long-term debt	1,650,650	793,536
Deferred revenue, net of current portion	131,032	133,783
Deferred tax liabilities	62,885	54,216
Operating lease liabilities	97,973	—
Other liabilities	68,423	79,378
Long-term liabilities of discontinued operations	—	286,654
Total liabilities	2,545,218	3,192,643
Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 287,626 and 289,680 shares issued and 283,875 and 285,930 shares outstanding, respectively	288	290
Additional paid-in capital	1,615,989	2,597,889
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(114,043)	(132,773)
Accumulated deficit	(244,927)	(293,612)
Total Nuance Communications, Inc. stockholders’ equity	1,240,519	2,155,006
Noncontrolling interests	—	18,144
Total stockholders’ equity	1,240,519	2,173,150
Total liabilities and stockholders’ equity	$3,785,737	$5,365,793

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2019

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2019	289,680	$290	$2,597,889	3,751	$(16,788)	$(132,773)	$(293,612)	$18,144	$2,173,150
Cerence spin-off	—	—	(922,567)	—	—	12,331	—	(18,144)	(928,380)
Issuance of common stock under employee stock plans	5,582	6	50	—	—	—	—	—	56
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(1,942)	(2)	(33,127)	—	—	—	—	—	(33,129)
Stock-based compensation	—	—	66,182	—	—	—	—	—	66,182
Repurchase and retirement of common stock	(5,694)	(6)	(92,438)	—	—	—	—	—	(92,444)
Net income	—	—	—	—	—	—	48,685	—	48,685
Other comprehensive income	—	—	—	—	—	6,399	—	—	6,399
Balance at December 31, 2019	287,626	$288	$1,615,989	3,751	$(16,788)	$(114,043)	$(244,927)	$—	$1,240,519

For the three months ended December 31, 2018

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2018	291,504	$291	$2,597,693	3,751	$(16,788)	$(122,863)	$(740,837)	$—	$1,717,496
Adoption of ASC 606	—	—	—	—	—	—	233,415	—	233,415
Issuance of common stock under employee stock plans	5,153	6	(6)	—	—	—	—	—	—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(1,730)	(2)	(27,518)	—	—	—	—	—	(27,520)
Stock-based compensation	—	—	83,478	—	—	—	—	—	83,478
Repurchase and retirement of common stock	(4,892)	(5)	(75,151)	—	—	—	—	—	(75,156)
Net income	—	—	—	—	—	—	19,090	—	19,090
Other comprehensive loss	—	—	—	—	—	(8,664)	—	—	(8,664)
Balance at December 31, 2018	290,035	$290	$2,578,496	3,751	$(16,788)	$(131,527)	$(488,332)	$—	$1,942,139

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2019	2018
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income from continuing operations	$54,877	$13,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,183	13,679
Amortization	19,176	21,198
Stock-based compensation	31,233	29,497
Non-cash interest expense	12,744	12,298
Deferred tax benefit	(40,288)	(2,089)
Loss on extinguishment of debt	15,000	—
Other	(749)	312
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(19,242)	(15,254)
Prepaid expenses and other assets	30,118	(25,926)
Accounts payable	(1,346)	12,503
Accrued expenses and other liabilities	(71,741)	(19,317)
Deferred revenue	26,895	31,881
Net cash provided by operating activities - continuing operations	66,860	72,663
Net cash (used in) provided by operating activities - discontinued operations	(13,307)	27,228
Net cash provided by operating activities	53,553	99,891
Cash flows from investing activities:
Capital expenditures	(14,204)	(12,220)
Purchases of marketable securities and other investments	(86,699)	(47,502)
Proceeds from sales and maturities of marketable securities and other investments	82,588	45,678
Other	1,272	(1,447)
Net cash used in investing activities	(17,043)	(15,491)
Cash flows from financing activities:
Repayment and redemption of debt	(313,500)	—
Net distribution from Cerence upon the spin-off	139,090	—
Payments for repurchase of common stock	(92,444)	(75,156)
Payments for taxes related to net share settlement of equity awards	(29,958)	(31,651)
Other financing activities	(725)	(696)
Net cash used in financing activities	(297,537)	(107,503)
Effects of exchange rate changes on cash and cash equivalents	1,524	391
Net decrease in cash and cash equivalents	(259,503)	(22,712)
Cash and cash equivalents at beginning of period	560,961	315,963
Cash and cash equivalents at end of period	$301,458	$293,251

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Presentation
Nuance Communications, Inc. ("We", "Nuance", "our", "us", or the "Company") is a pioneer and leader in conversational and cognitive artificial intelligence ("AI") innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, financial services, telecommunications and travel industries, among others. We had three reportable segments: Healthcare, Enterprise, and Other as of December 31, 2019. See Note 17 for a description of each of these segments.
As more fully described in Note 4, on October 1, 2019, we completed the spin-off of our Automotive business as an independent public company, Cerence Inc. ("Cerence"). The historical results of our Automotive business are included within discontinued operations for all the historical periods presented.
Although we believe the disclosures included herein are adequate to ensure that the condensed consolidated financial statements are fairly presented, certain information and footnote disclosures to the financial statements have been condensed or omitted in accordance with the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements and the footnotes included herein should be read in conjunction with the audited financial statements and the footnotes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year or any future period.
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases" ("ASC 842"), which became effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. ASC 842 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard initially required the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. We adopted ASC 842 in the first quarter of fiscal year 2020.
In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases Topic 842 Targeted Improvements", which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. Additionally, in March 2019, the FASB issued ASU 2019-01, "Codification Improvements to Topic 842", which provides guidance in the following areas: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers and (2) clarification of interim disclosure requirements during transition. We adopted ASC 842, as amended, as of October 1, 2019 under the optional transition method and elected the package of practical expedients under the transition guidance.
As a result of the adoption, we recognized $120 million of operating lease right-of-use assets, and approximately $140 million of operating lease obligations. Approximately $20 million of deferred rent balances were reclassified against the costs of the right-of-use assets. The cumulative-effect adjustment to retained earnings as of October 1, 2019 was immaterial. The adoption of the guidance did not have a material impact on our consolidated statement of operations or consolidated statement of cash flows.
Income Taxes
In January 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"), which became effective for fiscal years beginning after December 15, 2018 and interim periods therein. The guidance gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act ("TCJA") related to items in AOCI. The guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The adoption of the guidance did not have a material impact on our condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issued Accounting Standards Not Yet Adopted
Internal-Use Software
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Judgments are required to determine the SSP for each distinct performance obligation. When SSP is directly observable, we estimate SSP based upon the historical transaction prices, adjusted for geographic considerations, customer classes, and customer relationship profiles. In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs. We may have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer and geographic region in determining SSP. Determining SSP for performance obligations which we never sell separately also requires significant judgment. In estimating the SSP for such performance obligations, we consider the likely price that would have resulted from established pricing practices had the deliverable been offered separately and the prices a customer would likely be willing to pay.
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
Disaggregated Revenue
We disaggregate revenue from contracts with customers by reportable segment and products and services as this presentation depicts the timing, risks and uncertainty of our revenue streams, which is also in line with how we manage our businesses, assess performance, and determine management compensation. Our disaggregated revenue from continuing operations is as follows (dollars in thousands):

	For the Three Months Ended December 31, 2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$144,983	$91,957	$33,594	$270,534
Enterprise	77,637	31,736	29,011	138,384
Other	7,857	1,487	(29)	9,315
Total revenues	$230,477	$125,180	$62,576	$418,233

	For the Three Months Ended December 31, 2018
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$133,515	$93,029	$45,321	$271,865
Enterprise	78,542	20,279	30,631	129,452
Other	15,660	2,581	117	18,358
Total revenues	$227,717	$115,889	$76,069	$419,675

Hardware revenue comprised of approximately $6.4 million of total product and license revenue for the three months ended December 31, 2019.
Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs under ASC 606. The capitalized costs primarily relate to paid commissions and other direct, incremental costs to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of December 31, 2019, we had $19.4 million of current contract acquisition costs and $35.2 million of noncurrent contract acquisition costs. Commission expense is primarily included in Sales and marketing expense on the consolidated statements of operations. We had amortization expense of $4.1 million related to contract acquisition costs for the three months ended December 31, 2019. There was no impairment related to commission costs capitalized.
Capitalized Contract Costs
We capitalize incremental costs incurred to fulfill our contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (3) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize, and develop applications for each customer. These costs are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. The contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term, which we estimate to be between one and five years. The contract term estimation was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify capitalized contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. At December 31, 2019, we had $18.7 million of short-term contract costs included with Prepaid expenses and other current assets and $35.4 million of long-term costs included within Other assets.
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
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets, and Other assets. As of December 31, 2019, we had $41.0 million of current contract assets and $108.7 million of noncurrent contract assets. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance as of October 1, 2019	$167,324
Revenues recognized but not billed	56,797
Amounts reclassified to accounts receivable	(74,501)
Balance at December 31, 2019	$149,620

Our contract liabilities, or Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify Deferred revenue as current or noncurrent based on when we expect to recognize the revenues. At December 31, 2019, we had $373.9 million of Deferred revenue. The table below shows significant changes in Deferred revenue of continuing operations (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred revenue
Balance as of October 1, 2019	$348,006
Amounts bill but not recognized	274,795
Revenue recognized	(248,892)
Balance at December 31, 2019	$373,909

Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2019 (dollars in thousands):

	Within One Year	Two to Four Years	Greater than Four Years	Total
Total revenue	$721,808	$912,306	$90,206	$1,724,320
The table above includes fixed backlogs and does not include variable backlog derived from contingent usage-based activities, such as royalties and usage-based hosting revenue.
4. Disposition of Businesses
Spin-off of Automotive
On October 1, 2019, we completed the spin-off of our Automotive business as an independent public company, Cerence, and a pro rata and tax-free distribution to our stockholders of all of the outstanding shares of Cerence owned by Nuance on October 1, 2019. The distribution was made in the amount of one share of Cerence common stock for every eight shares of Nuance common stock owned by Nuance’s stockholders of record as of 5:00 p.m. Eastern Time on September 17, 2019.
In connection with the spin-off, on September 30, 2019, we sold 1.8% of our equity interest in Cerence to a non-affiliated third party for a total cash consideration of $9.8 million. The difference between the consideration received and the carrying amount of the non-controlling interest was recognized in additional paid-in capital, which was subsequently derecognized as part of the spin-off transaction. Effective as of October 1, 2019, for all periods presented, the results of operations of our former Automotive business have been included within discontinued operations.
During the first quarter of fiscal year 2020, we incurred payments of $13.3 million related to the separation and spin-off of our Automotive business, which has been presented as operating cash flows from discontinued operations.
Sale of Imaging
On February 1, 2019, we completed the sale of our Imaging business and received approximately $404.0 million in cash, after estimated transaction expenses. As a result, we recorded a gain of approximately $102.4 million, which has been included within Net income from discontinued operations.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The historical results of operations for Imaging and Automotive have been included within discontinued operations in our condensed consolidated financial statements. The following table summarizes the results of the discontinued operations (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
	Automotive	Imaging	Automotive	Total
Major line items constituting net income of discontinued operations:
Revenue	$—	$51,995	$73,979	$125,974
Cost of revenue	—	12,004	29,318	41,322
Research and development	—	5,516	21,462	26,978
Sales and marketing	—	18,190	7,989	26,179
General and administrative	—	1,231	583	1,814
Amortization of intangible assets	—	3,914	3,132	7,046
Acquisition-related costs, net	—	(386)	235	(151)
Restructuring and other charges, net	7,386	8,460	8,440	16,900
Other	—	—	16	16
(Loss) income from discontinued operations before income taxes	(7,386)	3,066	2,804	5,870
Provision (benefit) for income taxes	1,194	1,675	(1,014)	661
Net (loss) income from discontinued operations	$(6,192)	$1,391	$3,818	$5,209

Supplemental information:
Depreciation	$—	$294	$2,136	$2,430
Amortization	—	4,926	5,534	10,460
Stock compensation	—	2,102	4,843	6,945
Capital expenditures	—	—	780	780
The following table summarizes the assets and liabilities included within discontinued operations (dollars in thousands):

September 30, 2019
Major classes of assets of discontinued operations:
Accounts receivable, net	$67,928
Prepaid expenses and other current assets	23,930
Land, building and equipment, net	20,113
Goodwill	1,115,568
Intangible assets, net	65,561
Other assets	35,366
Total assets	$1,328,466

Major classes of liabilities of discontinued operations:
Accounts payable	$14,039
Accrued expenses and other current liabilities	27,429
Deferred revenue	353,700
Other liabilities	21,603
Total liabilities	$416,771

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Goodwill and Intangible Assets
The changes in the carrying amount of Goodwill by reportable segment for the three months ended December 31, 2019 are as follows (dollars in thousands):
Goodwill

	Healthcare	Enterprise	Other	Total
Balance as of September 30, 2019	$1,435,144	$679,903	$12,849	$2,127,896
Effect of foreign currency translation	1,961	2,283	109	4,353
Balance at December 31, 2019	$1,437,105	$682,186	$12,958	$2,132,249

Other Intangible Assets
The changes in the carrying amount of Intangible assets for the three months ended December 31, 2019 are as follows (dollars in thousands):

Intangible Assets
Balance as of September 30, 2019	$291,371
Amortization	(19,176)
Effect of foreign currency translation	664
Balance at December 31, 2019	$272,859

6. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We have operations in a number of international locations, where currency exchange rates can be volatile. We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates so that our exposure to foreign currencies will be mitigated or offset by the gains or losses on the foreign currency forward contracts. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. As of December 31, 2019 and September 30, 2019, we had outstanding contracts with a total notional value of $109.8 million and $189.6 million, respectively.
We did not designate any forward contracts as hedging instruments for the three months ended December 31, 2019 or 2018. Therefore, changes in fair value of foreign currency forward contracts were recognized within Other expense, net in our consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our condensed consolidated statement of cash flows.
A summary of the derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		December 31, 2019	September 30, 2019
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$597
Foreign currency forward contracts	Accrued expenses and other current liabilities	(90)	(327)

A summary of income (loss) from continued operations related to the derivative instruments for the three and three months ended December 31, 2019 and 2018 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended December 31,
Derivatives Not Designated as Hedges	Income (Loss) Recognized	2019	2018
Foreign currency forward contracts	Other income (expense), net	$585	$(1,730)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and September 30, 2019 consisted of the following (dollars in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$174,658	$—	$—	$174,658
Time deposits(b)	—	115,286	—	115,286
Commercial paper, $79,063 at cost(b)	—	79,584	—	79,584
Corporate notes and bonds, $31,175 at cost(b)	—	31,213	—	31,213
Foreign currency exchange contracts(b)	—	—	—	—
Total assets at fair value	$174,658	$226,083	$—	$400,741
Liabilities:
Foreign currency exchange contracts(b)	$—	$(90)	$—	$(90)
Contingent acquisition payments(c)	—	—	(2,493)	(2,493)
Total liabilities at fair value	$—	$(90)	$(2,493)	$(2,583)

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$217,861	$—	$—	$217,861
Time deposits(b)	—	115,913	—	115,913
Commercial paper, $77,089 at cost(b)	—	77,494	—	77,494
Corporate notes and bonds, $37,504 at cost(b)	—	37,566	—	37,566
Foreign currency exchange contracts(b)	—	597	—	597
Total assets at fair value	$217,861	$231,570	$—	$449,431
Liabilities:
Foreign currency exchange contracts(b)	$—	$(327)	$—	$(327)
Contingent acquisition payments(c)	—	—	(2,925)	(2,925)
Total liabilities at fair value	$—	$(327)	$(2,925)	$(3,252)

(a)
Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)
Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.43 years as of December 31, 2019 and 0.53 years as of September 30, 2019.

(c)	The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.
The estimated fair value of our long-term debt was approximately $1,926.2 million (face value $1,837.0 million) as of December 31, 2019 and $2,143.4 million (face value $2,137.0 million) as of September 30, 2019 based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of December 31, 2019 or September 30, 2019.
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
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
Balance at beginning of period	$2,550	$4,000
Earn-out liabilities established at time of acquisition	—	—
Payments and foreign currency translation	(57)	(21)
Adjustments to fair value included in acquisition-related costs, net	—	—
Balance at end of period	$2,493	$3,979
Contingent acquisition payments are to be made in periods through fiscal year 2021. As of December 31, 2019, the maximum amount payable based on the agreements was $4.8 million if the specified performance targets are achieved.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2019	September 30, 2019
Compensation	$67,808	$119,412
Cost of revenue related liabilities	40,007	58,012
Accrued interest payable	3,681	19,302
Consulting and professional fees	14,504	20,401
Sales and marketing incentives	1,316	2,692
Sales and other taxes payable	6,295	8,089
Facility-related liabilities	—	2,503
Operating lease obligations	38,115	—
Other	14,602	19,159
Total	$186,328	$249,570

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business.
The following table represents the roll forward of restructuring liabilities for the three months ended December 31, 2019 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2019	$3,587	$3,622	$7,209
ASC 842 implementation (a)	—	11,674	11,674
Restructuring charges, net	2,913	1,135	4,048
Non-cash adjustment	—	1,263	1,263
Cash payments	(5,026)	(982)	(6,008)
Balance at December 31, 2019	$1,474	$16,712	$18,186

(a) The amount represents a reclassification of estimated sublease income from restructuring accrual to reduce the costs of right-of-use assets upon the adoption of ASC 842 on October 1, 2019.
The table below presents the Restructuring and other charges, net associated with each segment, but excluded from calculation of each segment's profit (dollars in thousands):

	Three Months Ended December 31,
	2019					2018
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,276	$1,527	$2,803	$—	$2,803	$1,479	$127	$1,606	$—	$1,606
Enterprise	1,304	505	1,809	—	1,809	2,551	13	2,564	—	2,564
Other	—	(365)	(365)	—	(365)	1,030	—	1,030	2,507	3,537
Corporate	333	(532)	(199)	2,635	2,436	1,153	(290)	863	6,071	6,934
Total	$2,913	$1,135	$4,048	$2,635	$6,683	$6,213	$(150)	$6,063	$8,578	$14,641

Fiscal Year 2020
For the three months ended December 31, 2019, we recorded restructuring charges of $4.0 million, which included $2.9 million related to the termination of approximately 37 employees and $1.1 million related to certain restructuring facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $1.5 million to be substantially paid during fiscal year 2020, and the remaining balance of $16.7 million related to excess facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the three months ended December 31, 2019, we recorded $2.8 million costs related to the separation of our Automotive business, which was offset in part by a $0.2 million cash receipt from insurance claims.
Fiscal Year 2019
For the three months ended December 31, 2018, we recorded restructuring charges of $6.1 million. This included $6.2 million related to the termination of approximately 96 employees, which was offset in part by $0.2 million non-cash adjustments related to certain restructuring facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the three months ended December 31, 2018, we recorded $7.2 million of professional services fees related to the execution of our corporate transformational efforts, and $2.5 million of accelerated depreciation related to our Mobile Operator Services business, offset in part by a $1.1 million cash receipt from insurance claims related to a malware incident that occurred in the third quarter of fiscal year 2017.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Debt
As of December 31, 2019 and September 30, 2019, we had the following borrowing obligations (dollars in thousands):

	December 31, 2019	September 30, 2019
5.625% Senior Notes due 2026, net of deferred issuance costs of $4.3 million and $4.5 million, respectively. Effective interest rate 5.625%.	$495,672	$495,518
6.000% Senior Notes due 2024, net of deferred issuance costs of $1.5 million. Effective interest rate 6.000%.	—	298,529
1.000% Convertible Debentures due 2035, net of unamortized discount of $85.0 million and $91.6 million, respectively, and deferred issuance costs of $3.9 million and $4.3 million, respectively. Effective interest rate 5.622%.	587,531	580,639
2.750% Convertible Debentures due 2031. Effective interest rate 7.432%.	46,568	46,568
1.250% Convertible Debentures due 2025, net of unamortized discount of $68.8 million and $71.6 million, respectively, and deferred issuance costs of $3.0 million and $3.1 million, respectively. Effective interest rate 5.578%.	278,201	275,257
1.500% Convertible Debentures due 2035, net of unamortized discount of $20.1 million and $22.7 million, respectively, and deferred issuance costs of $0.7 million and $0.8 million, respectively. Effective interest rate 5.394%.	243,106	240,406
Deferred issuance costs related to our Revolving Credit Facility	(428)	(511)
Total debt	1,650,650	1,936,406
Less: current portion (a)	—	(1,142,870)
Total long-term debt	$1,650,650	$793,536

(a) As of September 30, 2019, in connection with the anticipated Cerence spin-off, the holders had the right to convert all or any portion of their debentures until the close of business on October 1, 2019. As a result, the net carrying amounts of our convertible notes were included in current liabilities as of September 30, 2019. Upon the conclusion of the conversion period on October 1, 2019, none of the holders exercised their right to convert. As a result, the net carrying amounts of the convertible notes were reclassified back to long-term debt in the first quarter of fiscal year 2020.
The following table summarizes the maturities of our borrowing obligations as of December 31, 2019 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes	Total
2020	$—	$—	$—
2021	—	—	—
2022	310,463	—	310,463
2023	676,488	—	676,488
2024	—	—	—
Thereafter	350,000	500,000	850,000
Total before unamortized discount	1,336,951	500,000	1,836,951
Less: unamortized discount and issuance costs	(181,545)	(4,756)	(186,301)
Total long-term debt	$1,155,406	$495,244	$1,650,650

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after December 31, 2019.

5.625% Senior Notes due 2026
In December 2016, we issued $500.0 million aggregate principal amount of 5.625% Senior Notes due on December 15, 2026 (the "2026 Senior Notes") in a private placement. The proceeds from the 2026 Senior Notes were approximately $495.0 million, net of issuance costs, and we used the proceeds to repurchase a portion of our then outstanding 5.375% Senior Notes due 2020. The 2026 Senior Notes bear interest at 5.625% per year, payable in cash semi-annually in arrears.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Upon the occurrence of a change in control or sales of substantially all assets, we must offer to repurchase the 2026 Senior Notes at a price equal to 100% in the case of an asset sale, or 101% in the case of a change of control, of the principal amount plus accrued and unpaid interest to, but excluding, the repurchase date.
6.0% Senior Notes due 2024
In June 2016, we issued $300.0 million aggregate principal amount of 6.0% Senior Notes due on July 1, 2024 (the "2024 Senior Notes") in a private placement. The proceeds from the 2024 Senior Notes were approximately $297.5 million, net of issuance costs. The 2024 Senior Notes bear interest at 6.0% per year, payable in cash semi-annually in arrears.
On October 1, 2019, we redeemed all the $300.0 million outstanding principal amount of the 2024 Senior Notes for $313.5 million, plus accrued and unpaid interest of $4.5 million. As a result of the redemption, we recorded a $15.0 million loss on extinguishment of debt for the first quarter of fiscal year 2020, including a $13.5 million redemption premium and a $1.5 million write-off of unamortized debt issuance costs.

1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the "1.0% 2035 Debentures") in a private placement. Total proceeds were $663.8 million, net of issuance costs, and we used a portion to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the “2.75% 2031 Debentures”) and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on December 15, 2022, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.0% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.0% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents a conversion price of approximately $24.12 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest.
In accordance with the terms of the indentures governing the debentures and due to the completion of the spin-off of our Automotive business, the conversion ratio of the 1.0% 2035 Debentures has been adjusted from 36.7360 to 41.4576 shares per $1,000 principal amount.
As of December 31, 2019, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
On October 24, 2011, we sold $690.0 million of 2.75% Convertible Debentures due in 2031 in a private placement. Total proceeds, net of issuance costs, were $676.1 million. The 2.75% 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2.75% 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2.75% 2031 Debentures on November 1, 2021 and 2026. The 2.75% 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2.75% 2031 Debentures. The 2.75% 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
We account separately for the liability and equity components of the 2.75% 2031 Debentures in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. At issuance, we allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital, which was amortized to interest expense using the effective interest rate method through November 2017.
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2.75% 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our 1.5% Senior Convertible Debentures due in 2035 (the"1.5% 2035 Debenture"). Upon repurchase we recorded an extinguishment loss of $17.7 million in other expense, net, in the accompanying consolidated statements of operations. In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2.75% 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. Upon repurchase we recorded an extinguishment loss of $2.4 million in other expense, net, in the accompanying consolidated statements of operations. In accordance with the authoritative guidance for convertible debt instruments, a loss on extinguishment is equal to the difference between the reacquisition price and the net carrying amount of the extinguished debt for our 2.75%2031 Debentures, including any unamortized debt discount or issuance costs. Following this activity, $395.5 million in aggregate principal amount of our 2.75% 2031 Debentures remained outstanding. The aggregate debt discount was amortized to interest expense using the effective interest rate method through November 2017.
If converted, the principal amount of the 2.75% 2031 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents a conversion price of approximately $28.62 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the 5 consecutive business-day period following any 5 consecutive trading-day period in which the trading price for $1,000 principal amount of the 2.75% 2031 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2.75% 2031 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2031. Additionally, we may redeem the 2.75% 2031 Debentures, in whole or in part, at par plus accrued and unpaid interest. Each holder shall have the right, at such holder's option, to require us to repurchase all or any portion of the 2.75% 2031 Debentures held by such holder on November 1, 2021 and November 1, 2026 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 2.75% 2031 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest.
In November 2017, holders of approximately $331.2 million in aggregate principal amount of the outstanding 2.75% 2031 Debentures exercised their right to require us to repurchase such debentures. Following the repurchase, $46.6 million in aggregate principal amount of the 2.75% 2031 Debentures remains outstanding. We have the right to call for redemption of some or all of the remaining outstanding 2.75% 2031 Debentures.
In accordance with the terms of the indentures governing the 2.75% 2031 Debentures and due to the completion of the spin-off of our Automotive business, the conversion ratio of the 2.75% 2031 Debentures has been adjusted to from 30.9610 to 34.9385 shares per $1,000 principal amount.
As of December 31, 2019, none of the conversion criteria were met for the 2.75% 2031 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
On February 5, 2020, we announced our intent to redeem the remaining $46.6 million outstanding amount of the 2.75% Convertible Debentures due 2031, which is expected to be completed in March 2020.
1.25% Convertible Debentures due 2025
In March 2017, we issued $350.0 million in aggregate principal amount of 1.25% Senior Convertible Debentures due in 2025 (the "1.25% 2025 Debentures") in a private placement. The proceeds were approximately $343.6 million, net of issuance costs. We used a portion of the proceeds to repurchase 5.8 million shares of our common stock for $99.1 million and $17.8 million in aggregate principal on our 2.75% 2031 Debentures. The 1.25% 2025 Debentures bear interest at 1.25% per year, payable in cash semi-annually in arrears, beginning on October 1, 2017. The 1.25% 2025 Debentures mature on April 1, 2025. The 1.25% 2025 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.25% 2025 Debentures. The 1.25% 2025 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
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
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents a conversion price of approximately $19.69 per share subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest.
In accordance with the terms of the indentures governing the debentures and due to the completion of the spin-off of our Automotive business, the conversion ratio of the 1.25% 2025 Debentures has been adjusted to from 45.0106 to 50.7957 shares per $1,000 principal amount.
As of December 31, 2019, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.5% Senior Convertible Debentures due in 2035 in exchange for $256.2 million in aggregate principal amount of our 2.75% 2031 Debentures. Total proceeds, net of issuance costs, were $253.2 million. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bear interest at 1.5% per year, payable in cash semi-annually in arrears. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on November 1, 2021, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.5% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.5% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.5% 2035 Debentures mature on November 1, 2035, subject to the right of the holders to require us to redeem the 1.5% 2035 Debentures on November 1, 2021, 2026, or 2031. The 1.5% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.5% 2035 Debentures. The 1.5% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.
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
If converted, the principal amount of the 1.5% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $20.61 per share subject to adjustment) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to May 1, 2035, on any date during any fiscal quarter beginning after September 30, 2015 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.5% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.5% 2035 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2035. Additionally, we may redeem the 1.5% 2035 Debentures, in whole or in part, on or after November 5, 2021 for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.5% 2035 Debentures held by such holder on November 1, 2021, November 1, 2026, or November 1, 2031 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 1.5% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest.
In accordance with the terms of the indentures governing the debentures and due to the completion of the spin-off of our Automotive business, the conversion ratio of the 1.5% 2035 Debentures has been adjusted from 42.9978 to 48.5216 shares per $1,000 principal amount.
As of December 31, 2019, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Facility"), which expires on April 15, 2021, provides for aggregate borrowing commitments of $242.5 million, including the revolving facility loans, the swingline loans and issuance of letters of credit. As of December 31, 2019, after taking into account the outstanding letters of credit of $5.9 million, we had $236.6 million available for borrowing under the Revolving Credit Facility. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Facility contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. As of December 31, 2019, we were in compliance with all the debt covenants.
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
We repurchased 5.7 million shares of our common stock for $92.4 million for the three months ended December 31, 2019, and we repurchased 4.9 million shares of our common stock for $75.2 million under the program for the three months ended December 31, 2018 under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased an aggregate of 70.0 million shares for $1,162.1 million. As of December 31, 2019, approximately $337.9 million remained available for future repurchases under the program.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Net Income (Loss) Per Share
The following table sets forth the computation for basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2019	2018
Numerator:
Net income from continuing operations	$54,877	$13,881
Net (loss) income from discontinued operations	(6,192)	5,209
Net income	$48,685	$19,090

Denominator:
Weighted average common shares outstanding — basic	284,130	287,796
Dilutive effect of employee stock compensation plans	5,323	4,563
Weighted average common shares outstanding — diluted	289,453	292,359

Net income (loss) per common share - basic:
Continuing operations	$0.19	$0.05
Discontinued operations	(0.02)	0.02
Total net income per basic common share	$0.17	$0.07

Net income (loss) per common share - diluted:
Continuing operations	$0.19	$0.05
Discontinued operations	(0.02)	0.02
Total net income per diluted common share	$0.17	$0.07

Anti-dilutive equity instruments excluded from the calculation	1,336	1,962
Contingently issuable awards excluded from the calculation	2,932	2,076

13. Stock-Based Compensation
On January 22, 2020, our shareholders adopted of the 2020 Stock Plan (the "2020 Stock Plan"). The 2020 Stock Plan (i) grants the Company's compensation committee the discretionary authority over the plan; (ii) makes employees, directors, consultants, and advisors of the Company and its subsidiaries eligible to receive awards; (iii) sets the number of shares of common stock that may be issued in satisfaction of awards to be 9,000,000 shares, plus the number of shares available for issuance under the amended and restated 2000 Stock Plan (the "Amended and Restated 2000 Stock Plan"); and (iv) identifies the annual limits on shares granted to each individual and the types of awards permissible.
As of December 31, 2019, we had 6.0 million shares available for future grants under the Amended and Restated 2000 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity upon issuance.
The amounts included in the consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
Cost of hosting and professional services	$5,541	$6,957
Cost of product and licensing	129	264
Cost of maintenance and support	393	(234)
Research and development	8,704	5,376
Sales and marketing	7,028	8,252
General and administrative	9,438	8,882
Total	$31,233	$29,497

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Modifications of Equity Awards
In connection with the spin-off of Automotive (the "Distribution") on October 1, 2019, under the provisions of the Amended and Restated 2000 Stock Plan and our Amended and Restated Directors Stock Plan, we adjusted our then outstanding equity awards in accordance with the terms of the Employee Matters Agreement that Nuance entered into in connection with the Distribution. Effective upon the Distribution, Nuance stock options, Nuance restricted stock units ("RSUs"), and Nuance performance-based restricted stock units ("PSUs") held by employees and other service providers continuing with Nuance following the Distribution, were adjusted based on a conversion ratio of 1.16667 to 1, as outlined in the Employee Matters Agreement. Effective upon the Distribution, RSUs held by employees continuing with Cerence following the Distribution that were scheduled to vest on or before November 30, 2019 vested in full as of immediately prior to the Distribution, PSUs held by such employees that were eligible to vest based on Nuance's relative total shareholder return ("TSR") as of November 6, 2019, were cancelled in exchange for a cash payment based on the portion of the PSUs that were then earned, and all other RSUs and PSUs held by such employees were forfeited for no consideration upon their termination of employment with Nuance. As of the Distribution (or an applicable employee's later transfer date), all employees continuing with Cerence following the Distribution ceased to be eligible to participate in Nuance's Employee Stock Purchase Plan ("ESPP"). As of December 31, 2019, the employees participating in the Company's ESPP were all Nuance employees. There were no changes to the plan terms of any of the foregoing plans except as described above. The incremental expense as a result of these modification was immaterial to the condensed consolidated financial statements.
Stock Options
The table below summarizes activities related to stock options for the three months ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
Outstanding at September 30, 2019	11,302	$20.04
Exercised	(3,207)	$17.18
Expired	—	$—
Equitable Adjustment - Cerence Spin-off (b)	1,883
Outstanding at December 31, 2019	9,978	$17.18	2.3 years	$—
Exercisable at December 31, 2019	9,978	$17.18	2.3 years	$—
Exercisable at December 31, 2018	14,616	$17.13	2.9 years	$—

(a)	The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of December 31, 2019 ($17.83) over the exercise price of the underlying options.

(b)	Effective with the spin-off of Automotive on October 1, 2019, outstanding equity awards were equitably adjusted by a conversion ratio of 1.16667 per one Nuance share then held.
The aggregate intrinsic values of stock options exercised during the three months ended December 31, 2019 and 2018 were de minimis.
Restricted Units
Restricted units are not included in issued and outstanding common stock until the units are vested and underlying shares are released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the three months ended December 31, 2019:

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Shares Underlying Restricted Units — Performance-Based Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2019	1,991,325	8,998,944
Granted	1,060,384	3,934,253
Earned/released	(303,198)	(5,274,466)
Forfeited	(418,834)	(1,253,558)
Equitable Adjustment - Cerence Spin-off (b)	303,074	1,316,006
Outstanding at December 31, 2019	2,632,751	7,721,179
Weighted average remaining recognition period of outstanding Restricted Units	2.1 years	1.9 years
Unrecognized stock-based compensation expense of outstanding Restricted Units	$27.2 million	$74.2 million
Aggregate intrinsic value of outstanding Restricted Units (a)	$46.9 million	$137.7 million

(a)
The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of December 31, 2019 ($17.83) over the purchase price of the underlying restricted units.

(b)	Effective with the spin-off of Automotive on October 1, 2019, outstanding equity awards were equitably adjusted by a conversion ratio of 1.16667 per one Nuance share then held.
A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Three Months Ended December 31,
	2019	2018
Weighted-average grant-date fair value per share	$17.08	$16.43
Total intrinsic value of shares vested (in millions)	$95.4	$82.4
Performance-based restricted units outstanding as of December 31, 2019 and issued in fiscal year 2019 include performance goals based on total shareholder return relative to our peers during the performance period. The awards actually earned will be up to two hundred percent of the target number of the performance-based Restricted Units. Compensation expense is recorded ratably over the performance period of the award based on the estimated grant date fair value estimated at the grant date using a Monte Carlo simulation model, which included the following assumptions:

	December 31, 2019	December 31, 2018
Dividend yield	0.0%	0.0%
Expected volatility	27.73%	27.86% - 30.85%
Risk-free interest rate	1.62%	2.72% - 3.02%
Expected term (in years)	3	1 - 3

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Income Taxes
The components of income (loss) from continuing operations before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
Domestic	$11,556	$18,634
Foreign	6,881	(2,753)
Income before income taxes	$18,437	$15,881
The components of provision (benefit) for income taxes from continuing operations are as follows (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
Domestic	$(39,197)	$1,570
Foreign	2,757	430
(Benefit) provision for income taxes	$(36,440)	$2,000
Effective tax rate	(197.6)%	12.6%

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
Our effective income tax rate was (197.6)% for the three months ended December 31, 2019, compared to 12.6% for the three months ended December 31, 2018. The effective tax rate for the three months ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to a net $36.4 million deferred tax benefit from an adjustment to domestic valuation allowance due to the Cerence spin-off. The effective tax rate for the three months ended December 31, 2018 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.
Automotive Deferred Taxes
We have made a policy election to classify the deferred tax assets and liabilities associated with assets and liabilities held for sale or spun off within our consolidated balance sheets of continuing operations. As a result, approximately $92.6 million of deferred tax assets related to Cerence's intellectual property was included within Other assets as of September 30, 2019, which was spun off on October 1, 2019 and was recorded against equity.
15. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 "Contingencies". If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and the estimates are based only on the information available at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. As of December 31, 2019, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

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
16. Operating Leases
Operating Leases
We have various operating leases for office space, data centers, office equipment and automobiles around the world with lease terms expiring between 2021 and 2030.
We determine if an arrangement is a lease at inception. The current portion of our operating lease liabilities is included in accrued expenses and other current liabilities and the long term portion is included in operating lease liabilities.

Operating lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate. Due to the interest rate implicit in most of our leases not being readily determinable, our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Operating lease assets also include any prepaid lease payments and lease incentives. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We combine fixed payments for non-lease components with our lease payments and account for them together as a single lease component which increases the amount of our lease assets and liabilities. Payments under our lease arrangements are primarily fixed. Variable rents, if any, are expensed as incurred.

As of December 31, 2019, our operating leases had a weighted average remaining lease term of 4.6 years and a weighted average discount rate of 3.8%.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future lease payments under operating leases as of December 31, 2019 were as follows (dollars in thousands):

Fiscal Year	Operating Leases	Operating leases under restructuring	Total
2020	$20,977	$4,041	$25,018
2021	23,918	3,147	27,065
2022	19,384	2,866	22,250
2023	13,400	2,939	16,339
2024	11,471	1,629	13,100
Thereafter	47,448	3,189	50,637
Total	$136,598	$17,811	$154,409

As of December 31, 2019, we have subleased certain office space that is included in the above table to third parties. As of December 31, 2019, the aggregate sublease income to be recognized during the remaining lease terms is $14.2 million, with approximately an average of $2.2 million annually for each of the next five fiscal years and approximately $3.1 million thereafter.
Our operating lease cost was approximately $8.2 million for the three months ended December 31, 2019. Operating lease payments included within operating cash flows were $8.3 million for the three months ended December 31, 2019.
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

•
The Other segment includes voicemail transcription services, Mobile Operator Services, and our Devices business. In May 2019, we completed the sale of our Mobile Operator Services business in Brazil, and July 2019, we completed the sale of our Mobile Operator Services business in India.

As more fully described in Note 4, on October 1, 2019, we completed the spin-off of our Automotive business as an independent publicly traded company. Effective the first quarter of fiscal year 2020, our Automotive business's historical results of operations have been included within discontinued operations. For the three months ended December 31, 2018, $4.2 million of stranded costs previously allocated to our Automotive segment have been re-allocated to Healthcare, Enterprise, and Other.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to Income before income taxes (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
Segment revenues:
Healthcare	$270,534	$271,978
Enterprise	138,473	129,692
Other	9,315	18,358
Total segment revenues	418,322	420,028
Less: acquisition-related revenues adjustments	(89)	(353)
Total revenues	418,233	419,675
Segment profit:
Healthcare	93,279	102,556
Enterprise	42,536	42,282
Other	5,128	5,335
Total segment profit	140,943	150,173
Corporate expenses and other, net	(30,489)	(35,114)
Acquisition-related revenues	(89)	(353)
Stock-based compensation	(31,233)	(29,497)
Amortization of intangible assets	(19,176)	(21,198)
Acquisition-related costs, net	(1,167)	(2,601)
Restructuring and other charges, net	(6,683)	(14,641)
Other expenses, net	(33,669)	(30,888)
Income before income taxes	$18,437	$15,881

No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
United States	$346,810	$345,977
International	71,423	73,698
Total revenues	$418,233	$419,675

18. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Three Months Ended December 31,
	2019	2018
	(Dollars in thousands)
Interest paid	$26,692	$31,568
Income taxes paid	$1,892	$2,210

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of our business. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements.
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
OVERVIEW
Business Overview
We are a pioneer and leader in conversational and cognitive AI innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, financial services, telecommunications and travel industries, among others. We see several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio including automated speech recognition ("ASR"), natural language understanding ("NLU"), semantic processing, domain-specific reasoning, dialog management capabilities, AI, and voice biometric speaker authentication. We report our business in three segments, Healthcare, Enterprise, and Other.

•
Healthcare. Our healthcare segment provides intelligent systems that support a more natural and insightful approach to clinical documentation, freeing clinicians to spend more time caring for patients and helping technicians and health organizations drive meaningful financial and clinical outcomes. Our principal solutions include dragon medical cloud based solutions ("Dragon Medical One"), computer assisted clinical documentation ("CAPD"), clinical documentation improvement ("CDI") and coding, diagnostic solutions, and medical transcription services.

•
Enterprise. Our Enterprise segment is a leading provider of AI-powered intelligent customer engagement solutions and services, which enable enterprises and contact centers to enhance and automate customer service and sales engagement. Our principal solutions include interactive voice responses ("IVR") solutions, intelligent engagement solutions and security & biometric solutions.

•
Other. Our Other segment includes voicemail transcription services, Mobile Operator Services, and our Devices business. In May 2019, we completed the sale of our Mobile Operator Services business in Brazil, and July 2019, we completed the sale of our Mobile Operator Services business in India.

•
Discontinued Operations. On February 1, 2019, we completed the sale of our Imaging business and received approximately $404.0 million in cash, after estimated transaction expenses. On October 1, 2019, we completed the previously announced spin-off of our Automotive business into an independent public company, Cerence. As a result, the historical results of operations for Imaging and Automotive have been included within discontinued operations in our condensed consolidated financial statements.

Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of key financial metrics for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, is as follows:

•	Total revenues were $418.2 million for the three months ended December 31, 2019, as compared to $419.7 million for the three months ended December 31, 2018;

•
Net income from continuing operations for the three months ended December 31, 2019 was $54.9 million, compared to net income from continuing operations of $13.9 million for the three months ended December 31, 2018;

•	Gross margins for the three months ended December 31, 2019 were 55.9%, compared to 56.1% for the three months ended December 31, 2018;

•	Operating margins for the three months ended December 31, 2019 was 12.5%, compared to 11.1% for three months ended December 31, 2018; and

•
Operating cash flows from continuing operations decreased by $5.8 million to $66.9 million for the three months ended December 31, 2019, compared to $72.7 million for the three months ended December 31, 2018.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Hosting and professional services	$230.5	$227.7	$2.8	1.2%
Product and licensing	125.2	115.9	9.3	8.0%
Maintenance and support	62.6	76.1	(13.5)	(17.7)%
Total revenues	$418.2	$419.7	$(1.5)	(0.4)%

United States	$346.8	$346.0	$0.8	0.2%
International	71.4	73.7	(2.3)	(3.1)%
Total revenues	$418.2	$419.7	$(1.5)	(0.4)%

The geographic split was 83% of total revenues in the United States and 17% internationally for the three months ended December 31, 2019, as compared to 82% of total revenues in the United States and 18% internationally for the three months ended December 31, 2018.

Hosting and Professional Services Revenue
Hosting revenue primarily relates to delivering on-demand hosted services, such as medical transcription, automated customer care applications, over a specified term. Professional services revenue primarily consists of consulting, implementation and training services for customers. The following table shows Hosting and Professional Services Revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Hosting revenue	$195.0	$186.7	$8.3	4.4%
Professional services revenue	35.5	41.1	(5.5)	(13.4)%
Hosting and professional services revenue	$230.5	$227.7	$2.8	1.2%
As a percentage of total revenue	55.1%	54.3%

Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018
Hosting revenue for the three months ended December 31, 2019 increased by $8.3 million, or 4.4%, primarily due to a $13.4 million increase in Healthcare, offset in part by a $5.7 million decrease in our Other segment. Healthcare hosting revenue increased primarily due to the continued growth in our Dragon Medical cloud-based solutions, offset in part by a decline in our medical transcription services. Other segment hosting revenue decreased due to the wind-down of Devices and the sale of our Mobile Operator Services business in Brazil and India during fiscal year 2019. As a percentage of total revenue, Hosting revenue increased from 44.5% to 46.6% for the three months ended December 31, 2019.
Professional services revenue for the three months ended December 31, 2019 decreased by $5.5 million, or 13.4%, primarily due to an $2.0 million decrease in Healthcare, a $1.4 million decrease in Enterprise, and a $2.1 million decrease in Other. The Healthcare professional services revenue decrease was primarily driven by lower revenue from the EHR implementation and optimization services. Enterprise professional services revenue decreased primarily due to lower contact center service revenue as a result of the timing of the services rendered. Other professional services revenue decreased primarily due to the wind-down of Devices in fiscal year 2019. As a percentage of total revenue, Professional services revenue decreased from 9.8% to 8.5% for the three months ended December 31, 2019.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Product and licensing revenue	$125.2	$115.9	$9.3	8.0%
As a percentage of total revenue	29.9%	27.6%

Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018
Product and licensing revenue for the three months ended December 31, 2019 increased by $9.3 million, or 8.0%, primarily due to a $11.5 million increase in Enterprise, offset in part by a $1.1 million decrease in Healthcare, and a $1.1 million decrease in Other. Enterprise product and licensing revenue increased primarily driven by the timing of IVR license deals. Healthcare Product and licensing revenue decreased primarily driven by the continued transition from software sold with maintenance and support to cloud-based solutions. Other Segment Product and licensing revenue decreased primarily due to the wind-down of Devices. As a percentage of total revenue, Product and licensing revenue increased from 27.6% to 29.9% for the three months ended December 31, 2019.

Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows Maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Maintenance and support revenue	$62.6	$76.1	$(13.5)	(17.7)%
As a percentage of total revenue	15.0%	18.1%

Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018
Maintenance and support revenue for the three months ended December 31, 2019 decreased by $13.5 million, or 17.7%, primarily due to the continued transition from software sold with maintenance and support to cloud-based solutions in Healthcare. As a percentage of total revenue, Maintenance and support revenue decreased from 18.1% to 15.0% for the three months ended December 31, 2019.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Cost of hosting and professional services revenue	$135.8	$136.6	$(0.8)	(0.6)%
As a percentage of professional services and hosting revenue	58.9%	60.0%

Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018
Cost of hosting and professional services revenue for the three months ended December 31, 2019 decreased by $0.8 million, or 0.6%, primarily due to lower revenue related to EHR implementation and optimization services, offset in part by higher costs related to our Dragon Medical cloud-based solutions. Gross margin increased by 1.1 percentage points primarily due to lower revenue from EHR implementation and optimization services, which carries lower margins, and a favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based solutions from lower-margin transcription services.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the Cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Cost of product and licensing revenue	$34.2	$32.4	$1.8	5.6%
As a percentage of product and licensing revenue	27.3%	28.0%

Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018
Cost of product and licensing revenue for the three months ended December 31, 2019 increased by $1.8 million, or 5.6%, primarily due to higher product royalty costs in Healthcare. Gross margin increased by 0.7 percentage points, primarily due to higher licensing revenue on relatively flat licensing costs in Healthcare and Enterprise.

Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the Cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Cost of maintenance and support revenue	$7.8	$7.8	$—	—%
As a percentage of maintenance and support revenue	12.5%	10.2%

Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018
Cost of maintenance and support revenue for the three months ended December 31, 2019 was relatively flat. Gross margins decreased by 2.3 percentage points primarily due to lower revenue on relatively fixed costs as we continued to transition from licenses to cloud-based solutions in Healthcare.
Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows R&D expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Research and development expense	$56.6	$46.9	$9.7	20.7%
As a percentage of total revenue	13.5%	11.2%

Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018
R&D expense increased by $9.7 million, or 20.7%, primarily due to higher compensation costs as we continued to invest in product development and new technologies to support our long-term growth.
Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows Sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Sales and marketing expense	$66.5	$67.4	$(0.9)	(1.3)%
As a percentage of total revenue	15.9%	16.1%

Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018
Sales and marketing expense for the three months ended December 31, 2019 decreased by $0.9 million, or 1.3%, as higher compensation costs due to expanded sales force was mostly offset by lower traveling and entertainment expenses.

General and Administrative Expense
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
General and administrative expense	$38.3	$43.5	$(5.2)	(12.0)%
As a percentage of total revenue	9.2%	10.4%

Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018
G&A expense decreased by $5.2 million, or 12.0%, primarily driven by lower professional services costs and compensation costs due to our cost saving initiatives.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Cost of revenue	$6.6	$7.4	$(0.7)	(9.9)%
Operating expenses	12.5	13.8	(1.3)	(9.3)%
Total amortization expense	$19.2	$21.2	$(2.0)	(9.5)%
The decreases in total amortization of intangible assets for the three months ended December 31, 2019, as compared to the prior year period, were primarily due to certain intangible assets having been fully amortized or written off during fiscal year 2019.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Transition and integration costs	$1.5	$2.7	$(1.2)	(45.3)%
Professional service fees	(0.3)	—	(0.3)	(708.5)%
Acquisition-related adjustments	—	(0.1)	0.1	(98.1)%
Total acquisition-related costs, net	$1.2	$2.6	$(1.4)	(55.1)%
The decreases in Acquisition-related cost, net for the three months ended December 31, 2019, as compared to the prior year periods, were primarily due to the decrease in transition and integration costs driven by reduced acquisition activities.

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

	Three Months Ended December 31,
	2019					2018
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,276	$1,527	$2,803	$—	$2,803	$1,479	$127	$1,606	$—	$1,606
Enterprise	1,304	505	1,809	—	1,809	2,551	13	2,564	—	2,564
Other	—	(365)	(365)	—	(365)	1,030	—	1,030	2,507	3,537
Corporate	333	(532)	(199)	2,635	2,436	1,153	(290)	863	6,071	6,934
Total	$2,913	$1,135	$4,048	$2,635	$6,683	$6,213	$(150)	$6,063	$8,578	$14,641

Fiscal Year 2020
For the three months ended December 31, 2019, we recorded restructuring charges of $4.0 million, which included $2.9 million related to the termination of approximately 37 employees and $1.1 million related to certain restructuring facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $1.5 million to be substantially paid during fiscal year 2020, and the remaining balance of $16.7 million related to excess facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the three months ended December 31, 2019, we recorded $2.8 million costs related to the separation of our Automotive business, which was offset in part by a $0.2 million cash receipt from insurance claims.
Fiscal Year 2019
For the three months ended December 31, 2018, we recorded restructuring charges of $6.1 million. This included $6.2 million related to the termination of approximately 96 employees, which was offset in part by $0.2 million non-cash adjustments related to certain restructuring facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the three months ended December 31, 2018, we recorded $7.2 million of professional services fees related to the execution of our corporate transformational efforts, and $2.5 million of accelerated depreciation related to our Mobile Operator Services business, offset in part by a $1.1 million cash receipt from insurance claims related to a malware incident that occurred in the third quarter of fiscal year 2017.
Other (Expense) Income, Net
A summary is as follows (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
Interest income	$2.2	$2.6	$(0.4)	(14.4)%
Interest expense	(23.8)	(32.3)	8.5	(26.2)%
Other expense, net	(12.0)	(1.2)	(10.9)	923.8%
Total other expense, net	$(33.7)	$(30.9)	$(2.8)	9.0%
The decrease in interest expense for the three months ended December 31, 2019 was primarily due to the repayments of $300.0 million of the 2024 Senior Notes in October 2019 and $300.0 million of the 5.375% Senior Notes due 2020 in February 2019.

Provision (Benefit) for Income Taxes
The following table shows the (benefit) provision for income taxes on continuing operations and the effective income tax rate (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2019	2018
(Benefit) provision for income taxes	$(36.4)	$2.0	$(38.4)	(1,922.0)%
Effective income tax rate	(197.6)%	12.6%
Our effective income tax rate was (197.6)% for the three months ended December 31, 2019, compared to 12.6% for the three months ended December 31, 2018. The effective tax rate for the three months ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to a net $36.4 million deferred tax benefit from an adjustment to domestic valuation allowance due to the Cerence spin-off. The effective tax rate for the three months ended December 31, 2018 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.
Net Income from Discontinued Operations
As more fully described in Note 4 to the accompanying condensed consolidated financial statements, on February 1, 2019, we completed the sale of our Imaging business and received approximately $404.0 million in cash, after estimated transaction expenses. On October 1, 2019, we completed the spin-off of our Automotive business into an independent public company, Cerence. As a result, the historical results of operations for Imaging and Automotive have been included within discontinued operations in our condensed consolidated financial statements.
SEGMENT ANALYSIS
As more fully described in Note 4, on October 1, 2019, we completed the spin-off of our Automotive business as an independent publicly traded company. Effective the first quarter of fiscal year 2020, our Automotive business's historical results of operations have been included within discontinued operations. For the three months ended December 31, 2018, $4.2 million of stranded costs previously allocated to our Automotive segment have been re-allocated to Healthcare, Enterprise, and Other.
The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended December 31,		Change	Percent Change
	2019	2018
Segment Revenues(a):
Healthcare	$270.5	$272.0	$(1.4)	(0.5)%
Enterprise	138.5	129.7	8.8	6.8%
Other	9.3	18.4	(9.0)	(49.3)%
Total segment revenues	$418.3	$420.0	$(1.7)	(0.4)%
Less: acquisition related revenues adjustments	(0.1)	(0.4)	0.3	(74.8)%
Total revenues	$418.2	$419.7	$(1.5)	(0.4)%
Segment Profit:
Healthcare	$93.3	$102.6	$(9.3)	(9.0)%
Enterprise	42.5	42.3	0.2	0.6%
Other	5.1	5.3	(0.2)	(3.9)%
Total segment profit	$140.9	$150.2	$(9.3)	(6.2)%
Segment Profit Margin:
Healthcare	34.5%	37.7%	(3.2)
Enterprise	30.7%	32.6%	(1.9)
Other	55.1%	29.1%	26.0
Total segment profit margin	33.7%	35.8%	(2.1)

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018

•	Healthcare segment revenue, for the three months ended December 31, 2019, decreased by $1.4 million, or 0.5%, primarily driven by:

◦
Revenue from Dragon Medical cloud-based solutions increased by $22.3 million, or 51.2%, to $65.8 million for the three months ended December 31, 2019 from $43.5 million for the three months ended December 31, 2018, primarily due to the continued market penetration and customer transition to our cloud-based offering.

◦	Revenue from transcription services decreased by $8.3 million, or 14.6%, to $48.8 million for the three months ended December 31, 2019 from $57.1 million for the three months ended December 31, 2018.

◦
Revenue from Dragon Medical licensing and maintenance and support decreased by $13.2 million, or 39.9%, to $19.8 million for the three months ended December 31, 2019 from $33.0 million for the three months ended December 31, 2018, primarily driven by the continued transition from software sold with maintenance and support to cloud-based solutions.

◦
Professional services revenue decreased by $0.8 million or 5.1%, to $15.6 million for the three months ended December 31, 2019 from $16.4 million for the three months ended December 31, 2018, primarily driven by lower revenue from EHR implementation and optimization services.

•	Enterprise segment revenue, for the three months ended December 31, 2019, increased by $8.8 million, or 6.8%, primarily due to the increases in our IVR and security and biometrics solutions.

•
Other segment revenue, for the three months ended December 31, 2019, decreased by $9.0 million, or 49.3%, primarily due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil in fiscal year 2019.

Segment Profit
Three Months Ended December 31, 2019 compared to Three Months Ended December 31, 2018

•
Healthcare segment profit, for the three months ended December 31, 2019, decreased by $9.3 million, or 9.0%, primarily due to slightly lower revenue on relatively flat margin, and higher R&D and sales & marking expenses. The increase in R&D and sales and marketing expenses was primarily due to higher spend to support the development and sale of new products and solutions. As a result, segment profit margin declined by 3.2 percentage points to 34.5%.

•
Enterprise segment profit, for the three months ended December 31, 2019, increased by $0.3 million, or 0.6%, primarily due to higher segment revenue, mostly offset by lower gross margin and higher R&D expenses. Gross margin decline was primarily due to higher digital hosting costs. The increase in R&D expenses was primarily due to higher spend on core technology to support future growth. As a result, segment profit margin declined by 1.9 percentage points to 30.7%.

•
Other segment profit, for the three months ended December 31, 2019, decreased by $0.2 million, or 3.9%, primarily driven by lower revenue, offset by lower expense profile of the remaining business. Lower revenue was primarily due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil in fiscal year 2019. As a result, segment profit margin improved by 26.0% percentage points to 55.1%.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $510.0 million as of December 31, 2019, a decrease of $254.8 million from $764.8 million as of September 30, 2019. Our working capital, defined as total current assets less total current liabilities from continuing operations, was $376.0 million as of December 31, 2019, compared to $591.3 million as of September 30, 2019, primarily due to the use of cash to pay down our 2024 Senior Notes on October 1, 2019. As of December 31, 2019, we had $236.6 million available for borrowing under our revolving credit facility. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $123.8 million as of December 31, 2019 and $135.9 million as of September 30, 2019. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.
Spin-Off of Automotive
On October 1, 2019, we completed the previously announced spin-off of our Automotive business as an independent public company, Cerence, and a pro rata and tax-free distribution to our stockholders of all of the outstanding shares of Cerence owned by Nuance on October 1, 2019. The distribution was made in the amount of one share of Cerence common stock for every eight shares of Nuance common stock owned by Nuance’s stockholders of record as of 5:00 p.m. Eastern Time on September 17, 2019.
Upon the spin-off on October 1, 2019, we received an approximately $139.1 million distribution from Cerence. We used the proceeds from the distribution and existing cash to redeem all the $300.0 million outstanding principal amount of the 2024 Senior Notes for $313.5 million, plus accrued and unpaid interest of $4.5 million.
During the first quarter of fiscal year 2020, we incurred payments of $13.3 million related to the separation and spin-off of our Automotive business, which have been presented as operating cash flows from discontinued operations.
Net Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended December 31, 2019 was $53.6 million, a decrease of $46.3 million from $99.9 million for the three months ended December 31, 2018. The decrease was primarily due to:

•	A decrease of $14.2 million in cash provided due to unfavorable changes in working capital, primarily due to the timing of cash collections and cash payments;

•
A decrease of $5.0 million in cash provided from changes in deferred revenue. Deferred revenue had a positive effect of $26.9 million on operating cash flows for the three months ended December 31, 2019, as compared to $31.9 million for the three months ended December 31, 2018;

•	A decrease of $40.5 million in cash provided from operating cash flows from discontinued operations; offset in part by,

•	An increase of $13.4 million in cash provided due to higher income before non-cash charges.
Net Cash Used in Investing Activities
Cash used in investing activities for the three months ended December 31, 2019 was $17.0 million, an increase of $1.6 million from $15.5 million cash for the three months ended December 31, 2018. The increase was primarily due to:

•	An increase of $2.0 million in cash used for capital expenditures;

•	An increase of $2.3 million in cash used for the net proceeds from the sale and purchase of marketable securities and other investments; offset in part by,

•	A decrease of $2.7 million in cash used in other investing activities.
Net Cash Used in Financing Activities
Cash used in financing activities for the three months ended December 31, 2019 was $297.5 million, an increase of $190.0 million from $107.5 million cash used for the three months ended December 31, 2018. The increase was primarily due to:

•	An increase of $313.5 million in cash used for the repayment and redemption of debt;

•	An increase of $17.3 million in cash used for share repurchases; offset in part by,

•	A net contribution of $139.1 million from Cerence in connection with the spin-off of the Automotive segment; and

•	A decrease of $1.7 million in cash used for payments for taxes related to net share settlement of equity awards.
Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 10 to the accompanying condensed consolidated financial statements.
On February 5, 2020, we announced our intent to redeem the remaining $46.6 million outstanding amount of the 2.75% Convertible Debentures due 2031, which is expected to be completed in March 2020.
We expect to incur a cash interest payment of approximately $49 million in fiscal year 2020, based on the outstanding balance as of December 31, 2019. We expect to fund our debt service requirements through existing sources of liquidity and our operating cash flows.

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
We repurchased 5.7 million shares of our common stock for $92.4 million for the three months ended December 31, 2019. For the three months ended December 31, 2018, we repurchased 4.9 million shares of our common stock for $75.2 million under the program. Since the commencement of the program, we have repurchased an aggregate of 70.0 million shares for $1,162.1 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of December 31, 2019, approximately $337.9 million remained available for future repurchases under the program.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	2020	2021 and 2022	2023 and 2024	Thereafter
Convertible debentures(1)	$1,337.0	$—	$310.5	$676.5	$350.0
Senior notes(2)	500.0	—	—	—	500.0
Interest payable on long-term debt(3)	236.3	22.3	84.2	66.7	63.1
Letters of credit(4)	5.9	5.9	—	—	—
Lease obligations and other liabilities:
Operating leases(5)	136.6	21.0	43.3	24.9	47.4
Operating leases under restructuring	17.8	4.0	6.0	4.6	3.2
Purchase commitments for inventory, property and equipment(6)	194.3	52.9	100.7	40.7	—
Total contractual cash obligations	$2,427.9	$106.1	$544.7	$813.4	$963.7

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after December 31, 2019.

(2)	The repayment schedule reflects all the senior notes outstanding as of December 31, 2019.

(3)
Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of December 31, 2019, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(4)	Letters of credit are in place primarily to secure future operating lease payments.

(5)
Obligations include contractual lease commitments related to facilities that have subsequently been subleased. As of December 31, 2019, we have subleased certain facilities with total sublease income of $14.2 million through fiscal year 2027.

(6)	These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customer backlog.
Total unrecognized tax benefits as of December 31, 2019 were $33.5 million. We do not expect any significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of pre-determined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of December 31, 2019, we may be required to pay the selling stockholders up to $4.8 million upon achieving specified performance goals, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. Additionally, as of December 31, 2019, the remaining deferred payment obligations of $17.1 million to certain former stockholders, which are contingent upon their continued employment, will be recognized ratably as compensation expense over the remaining requisite service periods.
Off-Balance Sheet Arrangements
Through December 31, 2019, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are included in the "Critical Accounting Policies" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K for the fiscal year ended September 30, 2019. There has been no material change to our critical accounting policies since September 30, 2019.
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
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of December 31, 2019, we had not designated any contracts as fair value or cash flow hedges. The contracts generally have a maturity of less than 90 days. As of December 31, 2019, the notional contract amount of outstanding foreign currency exchange contracts was $109.8 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At December 31, 2019, we held approximately $510.0 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would change by approximately $5.1 million per annum, based on the December 31, 2019 reported balances of our investment accounts.
At December 31, 2019, we had no outstanding debt subject to variable interest rates.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $17.83 as of December 31, 2019 (dollars in millions):

	December 31, 2019
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
2.75% 2031 Debentures	$46.1	$29.0	$0.2	$2.9
1.5% 2035 Debentures	$279.4	$228.3	$9.8	$22.8
1.0% 2035 Debentures	$677.7	$500.1	$20.5	$50.0
1.25% 2025 Debentures	$388.8	$317.0	$20.8	$31.7

Item 4.	Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information
Item 1.Legal Proceedings
This information is included in Note 15, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
Item 1A.Risk Factors
Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019 sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three months ended December 31, 2019. There have been no material changes in our risk factors from those disclosed in our Annual Report.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2019 - October 31, 2019	3,290,344	15.20	3,290,344	$380.4 million
November 1, 2019 - November 30, 2019	—	—	—	$380.4 million
December 1, 2019 - December 31, 2019	2,403,198	17.66	2,403,198	$337.9 million
Total	5,693,542		5,693,542

(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved additional $500.0 million under our share repurchase program. As of December 31, 2019, approximately $337.9 million remained available for future repurchases under the program.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	1-36056	3.4	11/7/2019
10.1	Form of Restricted Stock Unit Award Agreement for use under Nuance Communications, Inc. 2020 Stock Plan (time-vesting awards).					X
10.2	Form of Performance-Based Restricted Stock Unit Award Agreement for use under Nuance Communications, Inc. 2020 Stock Plan (performance-vesting awards).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X
104	The cover page of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 7, 2020.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer