Form 10-Q
period 2020-03-31
Nuance Communications, Inc.
filed 2020-05-08
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of April 30, 2020 was 281,271,002.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Hosting and professional services	$235,514	$217,527	$465,991	$445,244
Product and licensing	69,599	58,226	194,779	174,115
Maintenance and support	64,224	60,831	126,800	136,900
Total revenues	369,337	336,584	787,570	756,259
Cost of revenues:
Hosting and professional services	133,196	134,294	268,986	270,892
Product and licensing	9,316	9,373	43,494	41,778
Maintenance and support	7,965	8,911	15,759	16,672
Amortization of intangible assets	6,616	6,681	13,243	14,037
Total cost of revenues	157,093	159,259	341,482	343,379
Gross profit	212,244	177,325	446,088	412,880
Operating expenses:
Research and development	57,909	45,758	114,462	92,624
Sales and marketing	71,024	67,683	137,496	135,053
General and administrative	38,376	39,857	76,690	83,323
Amortization of intangible assets	11,821	13,824	24,370	27,666
Acquisition-related costs, net	1,680	2,051	2,847	4,652
Restructuring and other charges, net	6,329	9,858	13,012	24,499
Total operating expenses	187,139	179,031	368,877	367,817
Income (loss) from operations	25,105	(1,706)	77,211	45,063
Other (expense) income:
Interest income	1,512	3,671	3,698	6,225
Interest expense	(23,629)	(31,152)	(47,444)	(63,418)
Other (expense) income, net	(1,688)	199	(13,728)	(977)
Income (loss) before income taxes	1,300	(28,988)	19,737	(13,107)
Provision (benefit) for income taxes	14,810	(591)	(21,630)	1,409
Net (loss) income from continuing operations	(13,510)	(28,397)	41,367	(14,516)
Net income (loss) from discontinued operations	—	105,729	(6,192)	110,938
Net (loss) income	$(13,510)	$77,332	$35,175	$96,422

Net (loss) income per common share - basic:
Continuing operations	$(0.05)	$(0.10)	$0.15	$(0.05)
Discontinued operations	—	0.37	(0.03)	0.39
Total net (loss) income per basic common share	$(0.05)	$0.27	$0.12	$0.34

Net (loss) income per common share - diluted:
Continuing operations	$(0.05)	$(0.10)	$0.14	$(0.05)
Discontinued operations	—	0.37	(0.02)	0.39
Total net (loss) income per diluted common share	$(0.05)	$0.27	$0.12	$0.34

Weighted average common shares outstanding:
Basic	282,576	285,866	283,366	286,849
Diluted	282,576	285,866	288,214	286,849

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands)
Net (loss) income	$(13,510)	$77,332	$35,175	$96,422
Other comprehensive (loss) income:
Foreign currency translation adjustment	(15,538)	5,255	(11,114)	(3,047)
Cerence Spin-off	—	—	12,331	—
Pension adjustments	—	46	2,007	(314)
Unrealized (loss) gain on marketable securities	(496)	158	(528)	156
Total other comprehensive (loss) income, net	(16,034)	5,459	2,696	(3,205)
Comprehensive (loss) income	$(29,544)	$82,791	$37,871	$93,217

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	September 30, 2019
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$397,907	$560,961
Marketable securities	123,373	186,555
Accounts receivable, less allowances for doubtful accounts of $9,977 and $9,797	222,474	240,673
Prepaid expenses and other current assets	148,494	175,166
Current assets of discontinued operations	—	91,858
Total current assets	892,248	1,255,213
Marketable securities	4,897	17,287
Land, building and equipment, net	127,721	121,203
Goodwill	2,125,053	2,127,896
Intangible assets, net	253,414	291,371
Right-of-use assets	110,838	—
Other assets	242,579	316,215
Long-term assets of discontinued operations	—	1,236,608
Total assets	$3,756,750	$5,365,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$230,000	$1,142,870
Contingent and deferred acquisition payments	14,676	17,470
Accounts payable	75,638	90,826
Accrued expenses and other current liabilities	187,401	249,570
Deferred revenue	259,639	214,223
Current liabilities of discontinued operations	—	130,117
Total current liabilities	767,354	1,845,076
Long-term debt	1,512,859	793,536
Deferred revenue, net of current portion	113,705	133,783
Deferred tax liabilities	63,942	54,216
Operating lease liabilities	108,420	—
Other liabilities	74,753	79,378
Long-term liabilities of discontinued operations	—	286,654
Total liabilities	2,641,033	3,192,643
Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 284,832 and 289,680 shares issued and 281,081 and 285,930 shares outstanding, respectively	285	290
Additional paid-in capital	1,520,734	2,597,889
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(130,077)	(132,773)
Accumulated deficit	(258,437)	(293,612)
Total Nuance Communications, Inc. stockholders’ equity	1,115,717	2,155,006
Noncontrolling interests	—	18,144
Total stockholders’ equity	1,115,717	2,173,150
Total liabilities and stockholders’ equity	$3,756,750	$5,365,793

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2020

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2019	287,626	$288	$1,615,989	3,751	$(16,788)	$(114,043)	$(244,927)	$—	$1,240,519
Issuance of common stock under employee stock plans	1,138	1	7,203	—	—	—	—	—	7,204
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(169)	—	(3,478)	—	—	—	—	—	(3,478)
Stock-based compensation	—	—	23,911	—	—	—	—	—	23,911
Repurchase and retirement of common stock	(3,763)	(4)	(76,770)	—	—	—	—	—	(76,774)
Repurchases of convertible notes (a)	—	—	(46,121)	—	—	—	—	—	(46,121)
Net loss	—	—	—	—	—	—	(13,510)	—	(13,510)
Other comprehensive loss	—	—	—	—	—	(16,034)	—	—	(16,034)
Balance at March 31, 2020	284,832	$285	$1,520,734	3,751	$(16,788)	$(130,077)	$(258,437)	$—	$1,115,717
For the six months ended March 31, 2020

						Accumulated
	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2019	289,680	$290	$2,597,889	3,751	$(16,788)	$(132,773)	$(293,612)	$18,144	$2,173,150
Cerence Spin-off	—	—	(922,567)	—	—	12,331	—	(18,144)	(928,380)
Issuance of common stock under employee stock plans	6,720	7	7,253	—	—	—	—	—	7,260
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,111)	(2)	(36,605)	—	—	—	—	—	(36,607)
Stock-based compensation			90,093	—	—	—	—	—	90,093
Repurchases and retirement of common stock	(9,457)	(10)	(169,208)	—	—	—	—	—	(169,218)
Repurchases of convertible notes (a)	—	—	(46,121)	—	—	—	—	—	(46,121)
Net income	—	—	—	—	—	—	35,175	—	35,175
Other comprehensive loss	—	—	—	—	—	(9,635)	—	—	(9,635)
Balance at March 31, 2020	284,832	$285	$1,520,734	3,751	$(16,788)	$(130,077)	$(258,437)	$—	$1,115,717

(a) According to ASC 470-20, cash consideration paid to repurchase and retire our convertible notes was first allocated to debt component based on the actual fair value on the trading date, and the remaining consideration was allocated to additional paid-in capital.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
For the three months ended March 31, 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount	Comprehensive Loss

Balance at December 31, 2018	290,035	$290	$2,578,496	3,751	$(16,788)	$(131,527)	$(488,332)	$1,942,139
Issuance of common stock under employee stock plans	1,426	1	8,642	—	—	—	—	8,643
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(252)	—	(4,040)	—	—	—	—	(4,040)
Stock-based compensation	—	—	25,774	—	—	—	—	25,774
Repurchase and retirement of common stock	(1,171)	(1)	(16,164)	—	—	—	—	(16,165)
Reclassification of currency translation differences into earnings as a result of the disposition of our Imaging business	—	—	—	—	—	5,605	—	5,605
Net income	—	—	—	—	—	—	77,332	77,332
Other comprehensive income	—	—	—	—	—	5,459	—	5,459
Balance at March 31, 2019	290,038	$290	$2,592,708	3,751	$(16,788)	$(120,463)	$(411,000)	$2,044,747
For the six months ended March 31, 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount	Comprehensive Loss
	(In thousands)
Balance at September 30, 2018	291,504	$291	$2,597,693	3,751	$(16,788)	$(122,863)	$(740,837)	$1,717,496
Adoption of ASC 606	—	—	—	—	—	—	233,415	233,415
Issuance of common stock under employee stock plans	6,579	7	8,636	—	—	—	—	8,643
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(1,982)	(2)	(31,558)	—	—	—	—	(31,560)
Stock-based compensation	—	—	109,252	—	—	—	—	109,252
Repurchase and retirement of common stock	(6,063)	(6)	(91,315)	—	—	—	—	(91,321)
Reclassification of currency translation differences into earnings as a result of the disposition of our Imaging business	—	—	—	—	—	5,605	—	5,605
Net income	—	—	—	—	—	—	96,422	96,422
Other comprehensive loss	—	—	—	—	—	(3,205)	—	(3,205)
Balance at March 31, 2019	290,038	$290	$2,592,708	3,751	$(16,788)	$(120,463)	$(411,000)	$2,044,747

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2020	2019
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$41,367	$(14,516)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,150	26,368
Amortization	37,613	41,703
Stock-based compensation	64,895	54,295
Non-cash interest expense	25,318	24,686
Deferred tax benefit	(39,255)	(11,642)
Loss on extinguishment of debt	18,656	910
Other	1,576	805
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	19,934	19,773
Prepaid expenses and other assets	6,358	(14,698)
Accounts payable	(6,219)	2,584
Accrued expenses and other liabilities	(61,686)	(7,081)
Deferred revenue	27,031	28,951
Net cash provided by operating activities - continuing operations	154,738	152,138
Net cash (used in) provided by operating activities - discontinued operations	(13,307)	51,418
Net cash provided by operating activities	141,431	203,556
Cash flows from investing activities:
Capital expenditures	(31,187)	(23,434)
Proceeds from disposition of businesses, net of transaction fees	—	404,045
Purchases of marketable securities and other investments	(148,880)	(119,165)
Proceeds from sales and maturities of marketable securities and other investments	224,987	117,661
Other	1,332	(2,553)
Net cash provided by investing activities	46,252	376,554
Cash flows from financing activities:
Repurchase and redemption of debt	(513,642)	(300,000)
Net distribution from Cerence upon the spin-off	139,090	—
Payments for repurchase of common stock	(169,218)	(91,321)
Proceeds from issuance of common stock from employee stock plans	7,204	8,643
Proceeds from the revolving credit facility	230,000	—
Payments for taxes related to net share settlement of equity awards	(36,488)	(38,191)
Other financing activities	(2,834)	(1,210)
Net cash used in financing activities	(345,888)	(422,079)
Effects of exchange rate changes on cash and cash equivalents	(4,849)	782
Net (decrease) increase in cash and cash equivalents	(163,054)	158,813
Cash and cash equivalents at beginning of period	560,961	315,963
Cash and cash equivalents at end of period	$397,907	$474,776

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Presentation
Nuance Communications, Inc. ("We", "Nuance", "our", "us", or the "Company") is a pioneer and leader in conversational and cognitive artificial intelligence ("AI") innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, financial services, telecommunications and travel industries, among others. We had three reportable segments: Healthcare, Enterprise, and Other as of March 31, 2020. See Note 17 for a description of each of these segments.
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
As a result of the adoption, we recognized $120 million of operating lease right-of-use assets, and approximately $140 million of operating lease obligations. Approximately $20 million of deferred rent balances were reclassified against the costs of the right-of-use assets. The cumulative-effect adjustment to retained earnings as of October 1, 2019 was immaterial. The adoption of the guidance did not have a material impact on our condensed consolidated statement of operations or consolidated statement of cash flows.
Income Taxes
In January 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"), which became effective for fiscal years beginning after December 15, 2018 and interim periods therein. The guidance gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act ("TCJA") related to items in AOCI. The guidance may be applied retrospectively to each period in which the effect of the TCJA is recognized in the period of adoption. The adoption of the guidance did not have a material impact on our condensed consolidated financial statements.

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
We only include estimated amounts of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We reduce transaction prices for estimated returns and other allowances that represent variable consideration under ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606" ("ASC 606"), which we estimate based on historical return experience and other relevant factors and record a reduction to revenue and accounts receivable. Other forms of contingent revenue or variable consideration are infrequent.
Revenue is recognized when control of these products and services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We assess the timing of the transfer of products or services to the customer as compared to the timing of payments to determine whether a significant financing component exists. In accordance with the practical expedient in ASC 606-10-32-18, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year or less. If the difference in timing arises for reasons other than the provision of financing to either the customer or us, no financing component is deemed to exist. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our services, not to receive or provide financing from or to customers. We do not consider set-up fees nor other upfront fees paid by our customers to represent a financing component.
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
Disaggregated Revenue
We disaggregate revenue from contracts with customers by reportable segment and products and services as this presentation depicts the timing, risks and uncertainty of our revenue streams, which is also in line with how we manage our businesses, assess performance, and determine management compensation. Our disaggregated revenue from continuing operations is as follows (dollars in thousands):

	Three Months Ended March 31,
	2020				2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$147,012	$43,303	$34,080	$224,395	$125,867	$41,708	$36,829	$204,404
Enterprise	80,839	26,260	30,135	137,234	76,674	14,774	23,994	115,442
Other	7,663	36	9	7,708	14,986	1,744	8	16,738
Total revenues	$235,514	$69,599	$64,224	$369,337	$217,527	$58,226	$60,831	$336,584

	Six Months Ended March 31,
	2020				2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$291,996	$135,259	$67,675	$494,930	$259,382	$134,737	$82,150	$476,269
Enterprise	158,476	57,995	59,145	275,616	155,216	35,053	54,625	244,894
Other	15,519	1,525	(20)	17,024	30,646	4,325	125	35,096
Total revenues	$465,991	$194,779	$126,800	$787,570	$445,244	$174,115	$136,900	$756,259

Hardware revenue comprised approximately $8.5 million of total product and license revenue for the three months ended March 31, 2020 and $14.8 million for the six months ended March 31, 2020.
Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs under ASC 606. The capitalized costs primarily relate to paid commissions and other direct, incremental costs to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of March 31, 2020, we had $19.0 million of current contract acquisition costs and $38.2 million of noncurrent contract acquisition costs. Commission expense is primarily included in Sales and marketing expense on the consolidated statements of operations. We had amortization expense of $4.5 million related to contract acquisition costs for the three months ended March 31, 2020 and $8.6 million for the six months ended March 31, 2020. There was no impairment related to commission costs capitalized.
Capitalized Contract Costs
We capitalize incremental costs incurred to fulfill our contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (3) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize, and develop applications for each customer. These costs are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. The contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term, which we estimate to be between one and five years. The contract term estimation was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify capitalized contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. At March 31, 2020, we had $16.2 million of short-term contract costs included with Prepaid expenses and other current assets and $34.9 million of long-term costs included within Other assets.
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
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets, and Other assets. As of March 31, 2020, we had $53.5 million of current contract assets and $123.9 million of noncurrent contract assets. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance as of September 30, 2019	$167,324
Revenues recognized but not billed	148,687
Amounts reclassified to accounts receivable	(138,601)
Balance at March 31, 2020	$177,410

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our contract liabilities, or Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify Deferred revenue as current or noncurrent based on when we expect to recognize the revenues. At March 31, 2020, we had $373.3 million of Deferred revenue. The table below shows significant changes in Deferred revenue of continuing operations (dollars in thousands):

Deferred revenue
Balance as of September 30, 2019	$348,006
Amounts bill but not recognized	448,927
Revenue recognized	(423,589)
Balance at March 31, 2020	$373,344

Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2020 (dollars in thousands):

	Within One Year	Two to Four Years	Greater than Four Years	Total
Total revenue	$760,538	$868,658	$103,394	$1,732,590
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
For the six months ended March 31, 2020, we incurred cash payments of $13.3 million related to the separation and spin-off of our Automotive business, which have been presented as operating cash flows from discontinued operations.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The historical results of operations for Imaging and Automotive have been included within discontinued operations in our condensed consolidated financial statements. The following table summarizes the results of the discontinued operations (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
	Automotive	Imaging	Automotive	Total
Major line items constituting net income of discontinued operations:
Revenue	$—	$15,435	$72,999	$88,434
Cost of revenue	—	4,942	22,332	27,274
Research and development	—	2,041	20,090	22,131
Sales and marketing	—	10,243	8,072	18,315
General and administrative	—	766	565	1,331
Amortization of intangible assets	—	1,305	3,132	4,437
Acquisition-related costs, net	—	—	182	182
Restructuring and other charges, net	—	4,791	11,611	16,402
Other	—	—	(266)	(266)
(Loss) income from discontinued operations before income taxes	—	(8,653)	7,281	(1,372)
(Benefit) for income taxes	—	(4,363)	(367)	(4,730)
Gain on disposition	—	102,371	—	102,371
Net income from discontinued operations	$—	$98,081	$7,648	$105,729

Supplemental information:
Depreciation	$—	$97	$2,065	$2,162
Amortization	$—	$1,643	$5,499	$7,142
Stock compensation	$—	$5,001	$5,073	$10,074
Capital expenditures	$—	$—	$(1,091)	$(1,091)

	Six Months Ended March 31,
	2020	2019
	Automotive	Imaging	Automotive	Total
Major line items constituting net income of discontinued operations:
Revenue	$—	$67,430	$146,978	$214,408
Cost of revenue	—	16,946	51,650	68,596
Research and development	—	7,557	41,552	49,109
Sales and marketing	—	28,433	16,061	44,494
General and administrative	—	1,997	1,148	3,145
Amortization of intangible assets	—	5,219	6,264	11,483
Acquisition-related costs, net	—	(386)	417	31
Restructuring and other charges, net	7,386	13,251	20,051	33,302
Other	—	—	(250)	(250)
(Loss) income from discontinued operations before income taxes	(7,386)	(5,587)	10,085	4,498
Provision (benefit) for income taxes	1,194	(2,688)	(1,381)	(4,069)
Gain on disposition	—	102,371	—	102,371
Net (loss) income from discontinued operations	$(6,192)	$99,472	$11,466	$110,938

Supplemental information:
Depreciation	$—	$391	$4,201	$4,592
Amortization	$—	$6,569	$11,033	$17,602
Stock compensation	$—	$7,103	$9,916	$17,019
Capital expenditures	$—	$—	$(1,871)	$(1,871)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the assets and liabilities included within discontinued operations (dollars in thousands):

September 30, 2019
Major classes of assets of discontinued operations:
Accounts receivable, net	$67,928
Prepaid expenses and other current assets	23,930
Land, building and equipment, net	20,113
Goodwill	1,115,568
Intangible assets, net	65,561
Other assets	35,366
Total assets	$1,328,466

Major classes of liabilities of discontinued operations:
Accounts payable	$14,039
Accrued expenses and other current liabilities	27,429
Deferred revenue	353,700
Other liabilities	21,603
Total liabilities	$416,771

5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the six months ended March 31, 2020 are as follows (dollars in thousands):
Goodwill

	Healthcare	Enterprise	Other	Total
Balance as of September 30, 2019	$1,435,144	$679,903	$12,849	$2,127,896
Purchase accounting adjustments	(30)	—	—	(30)
Effect of foreign currency translation	(1,464)	(1,259)	(90)	(2,813)
Balance at March 31, 2020	$1,433,650	$678,644	$12,759	$2,125,053

Other Intangible Assets
The changes in the carrying amount of intangible assets for the six months ended March 31, 2020 are as follows (dollars in thousands):

Intangible Assets
Balance at September 30, 2019	$291,371
Amortization	(37,613)
Effect of foreign currency translation	(344)
Balance at March 31, 2020	$253,414

6. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We have operations in a number of international locations where currency exchange rates can be volatile. We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates so that our exposure to foreign currencies will be mitigated or offset by the gains or losses on the foreign currency forward contracts. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. As of March 31, 2020 and September 30, 2019, we had outstanding contracts with a total notional value of $54.5 million and $189.6 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We did not designate any forward contracts as hedging instruments for the six months ended March 31, 2020 or 2019. Therefore, changes in fair value of foreign currency forward contracts were recognized within Other (expense) income, net in our consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our condensed consolidated statement of cash flows.
A summary of the derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		March 31, 2020	September 30, 2019
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$597
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(297)	$(327)

A summary of income (loss) related to foreign currency forward contracts for the three and six months ended March 31, 2020 and 2019 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended March 31,		Six Months Ended March 31,
Derivatives Not Designated as Hedges	Income (Loss) Recognized	2020	2019	2020	2019
Foreign currency forward contracts	Other income (expense), net	$(143)	$2,170	$442	$440

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
Assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and September 30, 2019 consisted of the following (dollars in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$260,701	$—	$—	$260,701
Time deposits (b)	—	146,864	—	146,864
Commercial paper, $33,207 at cost (b)	—	33,380	—	33,380
Corporate notes and bonds, $23,605 at cost (b)	—	23,403	—	23,403
Foreign currency exchange contracts (b)	—	—	—	—
Total assets at fair value	$260,701	$203,647	$—	$464,348
Liabilities:
Foreign currency exchange contracts (b)	$—	(297)	$—	$(297)
Contingent acquisition payments (c)	—	—	(2,493)	(2,493)
Total liabilities at fair value	$—	$(297)	$(2,493)	$(2,790)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$217,861	$—	$—	$217,861
Time deposits (b)	—	115,913	—	115,913
Commercial paper, $77,089 at cost (b)	—	77,494	—	77,494
Corporate notes and bonds, $37,504 at cost (b)	—	37,566	—	37,566
Foreign currency exchange contracts (b)	—	597	—	597
Total assets at fair value	$217,861	$231,570	$—	$449,431
Liabilities:
Foreign currency exchange contracts (b)	$—	$(327)	$—	$(327)
Contingent acquisition payments (c)	—	—	(2,925)	(2,925)
Total liabilities at fair value	$—	$(327)	$(2,925)	$(3,252)

(a)
Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.

(b)
Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.50 years as of March 31, 2020 and 0.53 years as of September 30, 2019.

(c)	The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.
The estimated fair value of our long-term debt was approximately $1,904.6 million (face value $1,896.5 million) as of March 31, 2020 and $2,143.4 million (face value $2,137.0 million) as of September 30, 2019 based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of September 30, 2019. As of March 31, 2020, the carrying value of our borrowings under the revolving credit agreement approximated its fair value.
Additionally, contingent acquisition payments are recorded at fair values upon the acquisition and are remeasured in subsequent reporting periods with the changes in fair values recorded within acquisition-related costs, net. Such payments are contingent upon the achievement of specified performance targets and are valued using the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow model (Level 3 measurement).
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Balance at beginning of period	$2,493	$3,979	$2,550	$4,000
Earn-out liabilities established at time of acquisition	—	—	—	—
Payments and foreign currency translation	—	(2,529)	(57)	(2,550)
Adjustments to fair value included in acquisition-related costs, net	—	—	—	—
Balance at end of period	$2,493	$1,450	$2,493	$1,450
Contingent acquisition payments are to be made in periods through fiscal year 2021. As of March 31, 2020, the maximum amount payable based on the agreements was $4.8 million if the specified performance targets are achieved.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2020	September 30, 2019
Compensation	$84,900	$119,412
Cost of revenue related liabilities	34,606	58,012
Accrued interest payable	13,599	19,302
Consulting and professional fees	12,644	20,401
Sales and marketing incentives	1,357	2,692
Sales and other taxes payable	6,378	8,089
Facility-related liabilities	—	2,503
Operating lease obligations	28,010	—
Other	5,907	19,159
Total	$187,401	$249,570

9. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business.
The following table represents the roll forward of restructuring liabilities for the six months ended March 31, 2020 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2019	$3,587	$3,622	$7,209
ASC 842 implementation (a)	—	11,674	11,674
Restructuring charges, net	4,335	2,533	6,868
Non-cash adjustment	—	1,263	1,263
Cash payments	(6,172)	(3,148)	(9,320)
Balance at March 31, 2020	$1,750	$15,944	$17,694

(a) The amount represents a reclassification of estimated sublease income from restructuring accrual to reduce the costs of right-of-use assets upon the adoption of ASC 842 on October 1, 2019.
The table below presents the Restructuring and other charges, net associated with each segment, but excluded from calculation of each segment's profit (dollars in thousands):

	Three Months Ended March 31,
	2020					2019
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$506	$248	$754	$—	$754	$2,971	$14	$2,985	$—	$2,985
Enterprise	233	213	446	—	446	2,700	—	2,700	—	2,700
Other	—	54	54	—	54	(116)	—	(116)	561	445
Corporate	683	883	1,566	3,509	5,075	797	612	1,409	2,319	3,728
Total	$1,422	$1,398	$2,820	$3,509	$6,329	$6,352	$626	$6,978	$2,880	$9,858

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31,
	2020					2019
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,782	$1,775	$3,557	$—	$3,557	$4,450	$141	$4,591	$—	$4,591
Enterprise	1,537	718	2,255	—	2,255	5,251	13	5,264	—	5,264
Other	—	(311)	(311)	—	(311)	914	—	914	3,067	3,981
Corporate	1,016	351	1,367	6,144	7,511	1,950	322	2,272	8,391	10,663
Total	$4,335	$2,533	$6,868	$6,144	$13,012	$12,565	$476	$13,041	$11,458	$24,499
Fiscal Year 2020
For the six months ended March 31, 2020, we recorded restructuring charges of $6.9 million, which included $4.3 million related to the termination of approximately 75 employees and $2.5 million related to certain restructuring facilities. Of these amounts, $2.8 million was recorded for the three months ended March 31, 2020, which included $1.4 million related to the termination of approximately 38 employees and $1.4 million related to certain restructuring facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $1.8 million to be substantially paid during fiscal year 2020, and the remaining balance of $15.9 million related to excess facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the six months ended March 31, 2020, we recorded $4.2 million costs related to the separation of our Automotive business and $2.0 million related to the impairment of a right-of-use asset of a restructuring facility, offset in part by a $0.1 million cash receipt from insurance claims related to a malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"). Of these amounts, we recorded $1.5 million costs related to the separation of our Automotive business and $2.0 million related to the impairment of a right-of-use asset of a restructuring facility for the three months ended March 31, 2020. The $2.0 million impairment charge for the three and six months ended March 31, 2020 was related to a restructuring facility as we re-assessed the timing and fees of the assumed sublease as a result of the COVID-19 pandemic.
Fiscal Year 2019
For the six months ended March 31, 2019, we recorded restructuring charges of $13.0 million, which included $12.6 million related to the termination of approximately 274 employees and $0.5 million related to certain excess facilities. Of these amounts, $7.0 million was recorded for the three months ended March 31, 2019, which included $6.4 million related to the termination of approximately 178 employees and $0.6 million non-cash adjustments related to certain restructuring facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the six months ended March 31, 2019, we recorded $8.7 million of professional services fees related to our corporate transformational efforts and $3.1 million of accelerated depreciation related to our Mobile Operator Services business, offset in part by a $0.3 million cash receipt from insurance claims related to the 2017 Malware Incident. Of these amounts, we recorded $1.5 million of professional services fees related to the execution of our corporate transformational efforts, $0.6 million of accelerated depreciation related to our Mobile Operator Services business, and $0.8 million related to the 2017 Malware Incident for the three months ended March 31, 2019.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Debt
As of March 31, 2020 and September 30, 2019, we had the following borrowing obligations (dollars in thousands):

	March 31, 2020	September 30, 2019
5.625% Senior Notes due 2026, net of deferred issuance costs of $4.2 million and $4.5 million, respectively. Effective interest rate 5.625%.	$495,839	$495,518
6.000% Senior Notes due 2024, net of deferred issuance costs of $1.5 million. Effective interest rate 6.000%.	—	298,529
1.000% Convertible Debentures due 2035, net of unamortized discount of $78.4 million and $91.6 million, respectively, and deferred issuance costs of $3.6 million and $4.3 million, respectively. Effective interest rate 5.622%.	594,515	580,639
2.750% Convertible Debentures due 2031. Effective interest rate 7.432%.	—	46,568
1.250% Convertible Debentures due 2025, net of unamortized discount of $49.5 million and $71.6 million, respectively, and deferred issuance costs of $2.1 million and $3.1 million, respectively. Effective interest rate 5.578%.	211,014	275,257
1.500% Convertible Debentures due 2035, net of unamortized discount of $15.1 million and $22.7 million, respectively, and deferred issuance costs of $0.5 million and $0.8 million, respectively. Effective interest rate 5.394%.	211,836	240,406
Revolving Credit Facility, net of unamortized issuance costs of $0.3 million and $0.5 million, respectively.	229,655	(511)
Total debt	1,742,859	1,936,406
Less: current portion (a)	(230,000)	(1,142,870)
Total long-term debt	$1,512,859	$793,536

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
The following table summarizes the maturities of our borrowing obligations as of March 31, 2020 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes and Revolving Credit Facility	Total
2020	$—	$230,000	$230,000
2021	—	—	—
2022	227,395	—	227,395
2023	676,488	—	676,488
2024	—	—	—
Thereafter	262,656	500,000	762,656
Total before unamortized discount	1,166,539	730,000	1,896,539
Less: unamortized discount and issuance costs	(149,174)	(4,506)	(153,680)
Total long-term debt	$1,017,365	$725,494	$1,742,859

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after March 31, 2020.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Upon the occurrence of a change in control or sale of substantially all assets, we must offer to repurchase the 2026 Senior Notes at a price equal to 100% in the case of an asset sale, or 101% in the case of a change of control, of the principal amount plus accrued and unpaid interest to, but excluding, the repurchase date.
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
As of March 31, 2020, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
2.75% Convertible Debentures due 2031
On October 24, 2011, we sold $690.0 million of our 2.75% 2031 Debentures in a private placement. Total proceeds, net of issuance costs, were $676.1 million. The 2.75% 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2.75% 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2.75% 2031 Debentures on November 1, 2021 and 2026. The 2.75% 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2.75% 2031 Debentures. The 2.75% 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. At issuance, we allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital, which was amortized to interest expense using the effective interest rate method through November 2017.
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
In November 2017, holders of approximately $331.2 million in aggregate principal amount of the outstanding 2.75% 2031 Debentures exercised their right to require us to repurchase such debentures. Following the repurchase, $46.6 million in aggregate principal amount of the 2.75% 2031 Debentures remained outstanding and we had the right to call for redemption of some or all of the remaining outstanding 2.75% 2031 Debentures.
In March 2020, we redeemed the remaining $46.6 million outstanding amount of the 2.75% Convertible Debentures at par. The issuance costs and discount had been fully amortized. No gain or loss was recognized for the redemption.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents a conversion price of approximately $19.69 per share subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024; (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest.
In accordance with the terms of the indentures governing the debentures and due to the completion of the spin-off of our Automotive business, the conversion ratio of the 1.25% 2025 Debentures has been adjusted to from 45.0106 to 50.7957 shares per $1,000 principal amount.
During the second quarter of fiscal year 2020, we repurchased $87.3 million notional amount of our 1.25% 2025 Debentures for $112.3 million, of which we allocated $72.8 million to debt and $39.5 million to equity based upon ASC 470-20. Also, in connection with the repurchases, we wrote off $16.7 million unamortized discount and $0.7 million unamortized costs. As a result, we recorded a $2.8 million loss associated with the repurchases. Following the repurchases, $262.7 million in aggregate principal amount of the 1.25% 2025 Debentures remain outstanding.
As of March 31, 2020, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During the second quarter of fiscal year 2020, we repurchased $36.5 million notional amount of 1.5% 2035 Debentures for $41.3 million, of which we allocated $34.7 million to debt and $6.6 million to equity based upon ASC 470-20. Also, in connection with the repurchases, we wrote off $2.5 million unamortized discount and $0.1 million unamortized costs. As a result, we recorded a $0.8 million loss associated with the repurchases. Following the repurchases, $227.4 million in aggregate principal amount of the 1.5% 2035 Debentures remain outstanding.
As of March 31, 2020, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Agreement"), which expires on April 15, 2021, provides for aggregate borrowing commitments of $242.5 million (the "Revolving Credit Facility"), including the revolving facility loans, the swingline loans and issuance of letters of credit. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. At any time that there are any outstanding borrowings (excluding up to $25,000,000 of issued and undrawn Letters of Credit) under the Revolving Credit Facility, we are required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the Revolving Credit Agreement) not exceeding 4.00 to 1.00. We were in compliance with all the debt covenants as of March 31, 2020.
On March 24, 2020, we borrowed $230.0 million under our revolving credit facility at an effective interest rate of 2.68% per annum. The borrowing has a 30-day term and is renewable at our discretion until April 15, 2021. As of March 31, 2020, after taking into account the outstanding letters of credit of $2.8 million and the outstanding borrowing of $230.0 million, we had $9.7 million available for borrowing under the Revolving Credit Facility.

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
We repurchased 3.8 million shares of our common stock for $76.8 million for the three months ended March 31, 2020 and 9.5 million shares of our common stock for $169.2 million for the six months ended March 31, 2020. For the three months ended March 31, 2019, we repurchased 1.2 million shares of our common stock for $16.2 million and 6.1 million shares of our common stock for $91.3 million for the six months ended March 31, 2019 under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased an aggregate of 73.8 million shares for $1,238.8 million. As of March 31, 2020, approximately $261.2 million remained available for future repurchases under the program.
12. Net (Loss) Income Per Share
The following table sets forth the computation for basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net (loss) income from continuing operations	$(13,510)	$(28,397)	$41,367	$(14,516)
Net income (loss) from discontinued operations	—	105,729	(6,192)	110,938
Net (loss) income	$(13,510)	$77,332	$35,175	$96,422

Denominator:
Weighted average common shares outstanding — basic	282,576	285,866	283,366	286,849
Dilutive effect of employee stock compensation plans	—	—	4,848	—
Weighted average common shares outstanding — diluted	282,576	285,866	288,214	286,849

Net (loss) income per common share - basic:
Continuing operations	$(0.05)	$(0.10)	$0.15	$(0.05)
Discontinued operations	—	0.37	(0.03)	0.39
Total net (loss) income per basic common share	$(0.05)	$0.27	$0.12	$0.34

Net (loss) income per common share - diluted:
Continuing operations	$(0.05)	$(0.10)	$0.14	$(0.05)
Discontinued operations	—	0.37	(0.02)	0.39
Total net (loss) income per diluted common share	$(0.05)	$0.27	$0.12	$0.34

Anti-dilutive equity instruments excluded from the calculation	73	460	39	635
Contingently issuable awards excluded from the calculation	2,113	2,646	1,706	2,422

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock-Based Compensation
On January 22, 2020, our shareholders adopted our 2020 Stock Plan (the "2020 Stock Plan"). The 2020 Stock Plan (i) grants the Company's compensation committee the discretionary authority over the plan; (ii) makes employees, directors, consultants, and advisors of the Company and its subsidiaries eligible to receive awards; (iii) sets the number of shares of common stock that may be issued in satisfaction of awards to be 9,000,000 shares, plus the number of shares available for issuance under the amended and restated 2000 Stock Plan (the "Amended and Restated 2000 Stock Plan"); and (iv) identifies the annual limits on shares granted to each individual and the types of awards permissible.
As of March 31, 2020, we had 13.9 million shares available for future grants under the 2020 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity upon issuance.
The amounts included in the consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Cost of hosting and professional services	$6,504	$4,731	$12,045	$11,688
Cost of product and licensing	130	132	259	396
Cost of maintenance and support	453	381	846	147
Research and development	8,682	4,530	17,386	9,906
Sales and marketing	7,991	6,616	15,019	14,868
General and administrative	9,902	8,408	19,340	17,290
Total	$33,662	$24,798	$64,895	$54,295

Modifications of Equity Awards
In connection with the spin-off of our Automotive business (the "Distribution") on October 1, 2019, under the provisions of our Amended and Restated 2000 Stock Plan and our Amended and Restated Directors Stock Plan, we adjusted our then outstanding equity awards in accordance with the terms of the Employee Matters Agreement that Nuance entered into in connection with the Distribution. Effective upon the Distribution, Nuance stock options, Nuance restricted stock units ("RSUs"), and Nuance performance-based restricted stock units ("PSUs") held by employees and other service providers continuing with Nuance following the Distribution, were adjusted based on a conversion ratio of 1.16667 to 1, as outlined in the Employee Matters Agreement. Effective upon the Distribution, RSUs held by employees continuing with Cerence following the Distribution that were scheduled to vest on or before November 30, 2019 vested in full as of immediately prior to the Distribution, PSUs held by such employees that were eligible to vest based on Nuance's relative total shareholder return ("TSR") as of November 6, 2019 were cancelled in exchange for a cash payment based on the portion of the PSUs that were then earned, and all other RSUs and PSUs held by such employees were forfeited for no consideration upon their termination of employment with Nuance. As of the Distribution (or an applicable employee's later transfer date), all employees continuing with Cerence following the Distribution ceased to be eligible to participate in Nuance's Employee Stock Purchase Plan ("ESPP"). As of December 31, 2019, the employees participating in the Company's ESPP were all Nuance employees. There were no changes to the plan terms of any of the foregoing plans except as described above. The incremental expense as a result of these modification was immaterial to the condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The table below summarizes activities related to stock options for the six months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
Outstanding at September 30, 2019	11,302	$20.04
Exercised	(3,207)	$17.18
Equitable Adjustment - Cerence Spin-off (b)	1,883
Outstanding at March 31, 2020	9,978	$17.18	2.1 years	$—
Exercisable at March 31, 2020	9,978	$17.18	2.1 years	$—
Exercisable at March 31, 2019	13,116	$17.63	2.9 years	$0.1	million

(a)	The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of March 31, 2020 ($16.78) over the exercise price of the underlying options.

(b)	Effective with the spin-off of our Automotive business on October 1, 2019, outstanding equity awards were equitably adjusted by a conversion ratio of 1.16667 per one Nuance share then held.
The aggregate intrinsic values of stock options exercised during the six months ended March 31, 2020 and 2019 were de minimis.
Restricted Units
Restricted units are not included in issued and outstanding common stock until the units are vested and underlying shares are released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the six months ended March 31, 2020:

	Number of Shares Underlying Restricted Units — Performance-Based Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2019	1,991,325	8,998,944
Granted	1,067,900	4,415,974
Earned/released	(303,198)	(5,821,353)
Forfeited	(418,834)	(1,324,501)
Equitable Adjustment - Cerence Spin-off (b)	303,074	1,316,006
Outstanding at March 31, 2020	2,640,267	7,585,070
Weighted average remaining recognition period of outstanding Restricted Units	1.9 years	1.7 years
Unrecognized stock-based compensation expense of outstanding Restricted Units	$25.0 million	$67.1 million
Aggregate intrinsic value of outstanding Restricted Units (a)	$44.3 million	$127.3 million

(a)
The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of March 31, 2020 ($16.78) over the purchase price of the underlying restricted units.

(b)	Effective with the spin-off of our Automotive business on October 1, 2019, outstanding equity awards were equitably adjusted by a conversion ratio of 1.16667 per one Nuance share then held.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Six Months Ended March 31,
	2020	2019
Weighted-average grant-date fair value per share	$17.52	$16.35
Total intrinsic value of shares vested (in millions)	$106.4	$95.2
Performance-based restricted units outstanding as of March 31, 2020 and issued in fiscal year 2019 include performance goals based on total shareholder return relative to our peers during the performance period. The awards actually earned will be up to two hundred percent of the target number of the performance-based restricted units. Compensation expense is recorded ratably over the performance period of the award based on the grant date fair value determined using a Monte Carlo simulation model, which included the following assumptions:

	Six Months Ended March 31,
	2020	2019
Dividend yield	0.0%	0.0%
Expected volatility	27.73% - 28.24%	27.86% - 30.85%
Risk-free interest rate	1.40% - 1.62%	2.53% - 3.02%
Expected term (in years)	2.72 - 3	1 - 3

14. Income Taxes
The components of income (loss) from continuing operations before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Domestic	$(14,236)	$(28,639)	$(2,680)	$(10,185)
Foreign	15,536	(349)	22,417	(2,922)
Income (loss) before income taxes	$1,300	$(28,988)	$19,737	$(13,107)
The components of provision (benefit) for income taxes from continuing operations are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Domestic	$5,663	$(2,417)	$(33,535)	$(2,128)
Foreign	9,147	1,826	11,905	3,537
Provision (benefit) for income taxes	$14,810	$(591)	$(21,630)	$1,409
Effective tax rate	1,139.2%	2.0%	(109.6)%	(10.7)%

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
Our effective income tax rate was 1,139.2% for the three months ended March 31, 2020, compared to 2.0% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States and a foreign uncertain tax position reserve. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our effective income tax rate was (109.6)% for the six months ended March 31, 2020, compared to (10.7)% for the six months ended March 31, 2019. The effective tax rate for the six months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to a net $36.4 million deferred tax benefit from an adjustment to domestic valuation allowance due to the Cerence spin-off. The effective tax rate for the six months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.
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

15. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 "Contingencies". If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and the estimates are based only on the information available at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. As of March 31, 2020, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Operating Leases
Operating Leases
We have various operating leases for office space, data centers, office equipment and automobiles around the world with lease terms expiring between 2021 and 2030.
We determine if an arrangement is a lease at inception. The current portion of our operating lease liabilities is included in accrued expenses and other current liabilities and the long-term portion is included in operating lease liabilities.
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
As of March 31, 2020, our operating leases had a weighted average remaining lease term of 4.5 years and a weighted average discount rate of 3.8%.
Future lease payments under operating leases as of March 31, 2020 were as follows (dollars in thousands):

Fiscal Year	Operating Leases	Operating leases under restructuring	Total
2020	$14,140	$3,071	$17,211
2021	24,612	3,522	28,134
2022	20,182	3,122	23,304
2023	14,827	2,939	17,766
2024	13,111	1,629	14,740
Thereafter	50,618	3,189	53,807
Total	$137,490	$17,472	$154,962

As of March 31, 2020, we have subleased certain office space that is included in the above table to third parties. As of March 31, 2020, the aggregate sublease income to be recognized during the remaining lease terms is $14.2 million, with approximately an average of $2.3 million annually for each of the next five fiscal years and approximately $2.9 million thereafter.
Our operating lease cost was approximately $8.0 million for the three months ended March 31, 2020 and $16.2 million for the six months ended March 31, 2020. Operating lease payments included within operating cash flows were $9.2 million for the three months ended March 31, 2020 and $17.9 million for the six months ended March 31, 2020.

17. Segment and Geographic Information
Our Chief Operating Decision Maker ("CODM") regularly reviews segment revenues and segment profits for performance evaluation and resources allocation. Segment revenues include certain acquisition-related adjustments for revenues that would otherwise have been recognized without the acquisition. Segment profits reflect controllable costs directly related to each segment and the allocation of certain corporate expenses such as corporate sales and marketing expenses and research and development project costs that benefit multiple segments. Certain items such as stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, other expenses, net and certain unallocated corporate expenses are excluded from segment profits, which allow for more meaningful comparisons to the financial results of the historical operations for performance evaluation and resources allocation by our CODM.

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

As more fully described in Note 4, on October 1, 2019, we completed the spin-off of our Automotive business as an independent publicly traded company. Effective the first quarter of fiscal year 2020, our Automotive business's historical results of operations have been included within discontinued operations. For the three months ended March 31, 2019, $4.6 million of stranded costs previously allocated to our Automotive segment have been re-allocated to Healthcare, Enterprise, and Other; for the six months ended March 31, 2019, $8.8 million of stranded costs previously allocated to our Automotive segment have been re-allocated to Healthcare, Enterprise, and Other.
We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to Income (loss) before income taxes (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Segment revenues:
Healthcare	$224,395	$204,549	$494,929	$476,527
Enterprise	137,445	115,637	275,918	245,329
Other	7,709	16,737	17,024	35,095
Total segment revenues	$369,549	$336,923	$787,871	$756,951
Less: acquisition-related revenues adjustments	(212)	(339)	(301)	(692)
Total revenues	$369,337	$336,584	$787,570	$756,259
Segment profit:
Healthcare	$71,674	$62,340	$164,953	$164,896
Enterprise	38,737	20,306	81,273	62,588
Other	3,847	5,036	8,975	10,371
Total segment profit	$114,258	$87,682	$255,201	$237,855
Corporate expenses and other, net	(28,833)	(31,837)	(59,322)	(66,951)
Acquisition-related revenues	(212)	(339)	(301)	(692)
Stock-based compensation	(33,662)	(24,798)	(64,895)	(54,295)
Amortization of intangible assets	(18,437)	(20,505)	(37,613)	(41,703)
Acquisition-related costs, net	(1,680)	(2,051)	(2,847)	(4,652)
Restructuring and other charges, net	(6,329)	(9,858)	(13,012)	(24,499)
Other expenses, net	(23,805)	(27,282)	(57,474)	(58,170)
Income (loss) before income taxes	$1,300	$(28,988)	$19,737	$(13,107)

No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
United States	$291,291	$269,990	$638,101	$613,968
International	78,046	66,594	149,469	142,291
Total revenues	$369,337	$336,584	$787,570	$756,259

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest paid	$1,137	$9,186	$27,829	$40,754
Income taxes paid	$11,284	$3,741	$13,176	$5,951

19. COVID-19 Impact
The novel coronavirus ("COVID-19") pandemic has disrupted economic markets and the future economic impact, duration and spread of the COVID-19 virus is uncertain at this time. Through March 31, 2020, our liquidity and operations had been modestly impacted by the pandemic. In particular, we saw reduced transaction volume in our medical transcription business and PowerScribe radiology solution, as well as a slowdown in payments from certain small healthcare providers towards the end of March. For the remainder of fiscal year 2020, we expect our revenue and cash flows to be adversely impacted due to the business and operational disruptions experienced by our customers. In particular, our Healthcare customers, primarily hospitals and clinics, have been significantly and adversely impacted as their cash flows continue to deteriorate due to the indefinite postponement of elective surgeries and the sharp decline in inpatient visits, which we expect to adversely affect our transaction- or volume-based revenue and cash collections for the remainder of fiscal year 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted. The CARES Act includes broad provisions to provide financial aid and economic relief to industries and enterprises impacted by the pandemic. Among other provisions, the CARES Act provides direct financial assistance to small businesses and funnels emergency funds to compensate hospitals and other health care providers for lost revenue and other costs associated with COVID-19. While the CARES Act may benefit our customers, we do not believe we are eligible to receive any direct relief payments. We are still assessing the full impact of the CARES Act.

While our liquidity and results of operations for the second quarter of fiscal year 2020 were not significantly impacted, we continue to take proactive measures to manage our cash spend and preserve liquidity. In connection with the contingency planning, on March 24, 2020, we borrowed $230.0 million under our revolving credit facility, which will be available for future working capital as needed. We are committed to increasing shareholders' return and managing our debt leverage ratio in the long term, but have paused our share repurchase activity for the near term and in any event until we have repaid our revolver.
The ultimate impact of the COVID-19 pandemic and the effects of the operational changes we have made in response cannot be accurately predicted at this time. While the COVID-19 pandemic did not significantly affect our results of operations or liquidity through March 31, 2020, it may adversely impact our business, results of operations, cash flows and financial condition.

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:

•	our future bookings, revenues, cost of revenues, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;

•	our strategy relating to our segments;

•	our programs to reduce costs and optimize processes;

•	market trends;

•	technological advancements;

•	the potential of future product releases;

•	our product development plans and the timing, amount and impact of investments in research and development;

•	future acquisitions, divestitures and other strategic transactions, and anticipated benefits from such transactions;

•	international operations and localized versions of our products;

•	the impact of the COVID-19 pandemic; and

•	the conduct, timing and outcome of legal proceedings and litigation matters.
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

•
Healthcare. Our healthcare segment provides intelligent systems that support a more natural and insightful approach to clinical documentation, freeing clinicians to spend more time caring for patients and helping technicians and health organizations drive meaningful financial and clinical outcomes. Our principal solutions include dragon medical cloud-based solutions ("Dragon Medical One"), computer assisted physician documentation ("CAPD"), clinical documentation improvement ("CDI") and coding, diagnostic solutions, and medical transcription services.

•
Enterprise. Our Enterprise segment is a leading provider of AI-powered intelligent customer engagement solutions and services, which enable enterprises and contact centers to enhance and automate customer service and sales engagement. Our principal solutions include interactive voice responses ("Voice IVR") solutions, intelligent engagement solutions and security & biometric solutions.

•
Other. Our Other segment includes voicemail transcription services, Mobile Operator Services, and our Devices business. In May 2019, we completed the sale of our Mobile Operator Services business in Brazil, and in July 2019, we completed the sale of our Mobile Operator Services business in India.

•
Discontinued Operations. On February 1, 2019, we completed the sale of our Imaging business and received approximately $404.0 million in cash, after estimated transaction expenses. On October 1, 2019, we completed the previously announced spin-off of our Automotive business, Cerence, into an independent public company. As a result, the historical results of operations for Imaging and Automotive have been included within discontinued operations in our condensed consolidated financial statements.

COVID-19 Impact
The novel coronavirus ("COVID-19") pandemic has disrupted economic markets and the future economic impact, duration and spread of the COVID-19 virus is uncertain at this time. Through March 31, 2020, our liquidity and operations had been modestly impacted by the pandemic. In particular, we saw reduced transaction volume in our medical transcription business and PowerScribe radiology solution, as well as a slowdown in payments from certain small healthcare providers towards the end of March. For the remainder of fiscal year 2020, we expect our revenue and cash flows to be adversely impacted due to the business and operational disruptions experienced by our customers. In particular, our Healthcare customers, primarily hospitals and clinics, have been significantly and adversely impacted as their cash flows continue to deteriorate due to the indefinite postponement of elective surgeries and the sharp decline in inpatient visits, which we expect to adversely affect our transaction- or volume-based revenue and cash collections for the remainder of fiscal year 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted. The CARES Act includes broad provisions to provide financial aid and economic relief to industries and enterprises impacted by the pandemic. Among other provisions, the CARES Act provides direct financial assistance to small businesses and funnels emergency funds to compensate hospitals and other health care providers for lost revenue and other costs associated with COVID-19. While the CARES Act may benefit our customers, we do not believe we are eligible to receive any direct relief payments. We are still assessing the full impact of the CARES Act.

While our liquidity and results of operations for the second quarter of fiscal year 2020 were not significantly impacted, we continue to take proactive measures to manage our cash spend and preserve liquidity. In connection with the contingency planning, on March 24, 2020, we borrowed $230.0 million under our revolving credit facility, which will be available for future working capital as needed. We are committed to increasing shareholders' return and managing our debt leverage ratio in the long term, but have paused our share repurchase activity for the near term and in any event until we have repaid our revolver. Additionally, we intend to elect the deferral of the employer social security tax payment of approximately $16 million to December 31, 2021 and 2022.
While we continue to assess the full impact as the pandemic develops, we expect to lose approximately $50 million to $90 million of revenue for the remainder of fiscal year 2020 due to the general macroeconomic conditions and the recent disruptions experienced by our customers. However, we expect this impact to be partially mitigated by our proactive expense and liquidity management. As a result, we expect our fiscal year 2020 operating margin to be approximately 50 basis points lower due to the COVID-19 pandemic. While we expect our fiscal 2020 operating cash flows to be adversely affected due to lower operating income and delayed collections, the impact cannot be accurately estimated at this time. As the pandemic situation develops, we may revise our assessment, and the actual amounts may differ materially from our estimates.
Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of key financial metrics for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, is as follows:

•	Total revenues were $787.6 million for the six months ended March 31, 2020, as compared to $756.3 million for the six months ended March 31, 2019;

•
Net income from continuing operations for the six months ended March 31, 2020 was $41.4 million, compared to a net loss from continuing operations of $14.5 million for the six months ended March 31, 2019;

•	Gross margins for the six months ended March 31, 2020 were 56.6%, compared to 54.6% for the six months ended March 31, 2019;

•	Operating margins for the six months ended March 31, 2020 was 9.8%, compared to 6.0% for six months ended March 31, 2019; and

•	Operating cash flows from continuing operations increased by $2.6 million to $154.7 million for the six months ended March 31, 2020, compared to $152.1 million for the six months ended March 31, 2019.
RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Hosting and professional services	$235.5	$217.5	$18.0	8.3%
Product and licensing	69.6	58.2	11.4	19.6%
Maintenance and support	64.2	60.8	3.4	5.6%
Total revenues	$369.3	$336.6	$32.8	9.7%

United States	$291.3	$270.0	$21.3	7.9%
International	78.0	66.6	11.5	17.2%
Total revenues	$369.3	$336.6	$32.8	9.7%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Hosting and professional services	$466.0	$445.2	$20.7	4.7%
Product and licensing	194.8	174.1	20.7	11.9%
Maintenance and support	126.8	136.9	(10.1)	(7.4)%
Total revenues	$787.6	$756.3	$31.3	4.1%

United States	$638.1	$614.0	$24.1	3.9%
International	149.5	142.3	7.2	5.1%
Total revenues	$787.6	$756.3	$31.3	4.1%
The geographic split was 79% of total revenues in the United States and 21% internationally for the three months ended March 31, 2020, as compared to 80% of total revenues in the United States and 20% internationally for the three months ended March 31, 2019.
The geographic split was 81% of total revenues in the United States and 19% internationally for the six months ended March 31, 2020, as compared to 81% of total revenues in the United States and 19% internationally for the six months ended March 31, 2019.

Hosting and Professional Services Revenue
Hosting revenue primarily relates to delivering on-demand hosted services, such as medical transcription and automated customer care applications, over a specified term. Professional services revenue primarily consists of consulting, implementation and training services for customers. The following table shows hosting and professional services revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Hosting revenue	$197.9	$179.3	$18.5	10.3%
Professional services revenue	37.7	38.2	(0.5)	(1.4)%
Hosting and professional services revenue	$235.5	$217.5	$18.0	8.3%
As a percentage of total revenue	63.8%	64.6%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Hosting revenue	$392.8	$366.0	$26.8	7.3%
Professional services revenue	73.2	79.2	(6.1)	(7.7)%
Hosting and professional services revenue	$466.0	$445.2	$20.8	4.7%
As a percentage of total revenue	59.2%	58.9%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Hosting revenue for the three months ended March 31, 2020 increased by $18.5 million, or 10.3%, primarily due to a $24.1 million increase in Healthcare, offset in part by a $7.3 million decrease in our Other segment. Healthcare hosting revenue increased primarily due to the continued growth in our Dragon Medical cloud-based solutions, offset in part by a decline in our medical transcription services. Other hosting revenue decreased due to the wind-down of Devices and the sale of our Mobile Operator Services business in Brazil and India during fiscal year 2019. As a percentage of total revenue, hosting revenue increased from 53.3% to 53.6% for the three months ended March 31, 2020.
Professional services revenue for the three months ended March 31, 2020 decreased by $0.5 million, or 1.4%, primarily due to a $2.9 million decrease in Healthcare, mostly offset by a $2.5 million increase in Enterprise. Healthcare professional services revenue decreased primarily due to the timing of services performed. Enterprise professional services revenue increased primarily due to the increase in our digital engagement. As a percentage of total revenue, professional services revenue decreased from 11.3% to 10.2% for the three months ended March 31, 2020.
Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019
Hosting revenue for the six months ended March 31, 2020 increased by $26.8 million, or 7.3%, primarily due to a $37.5 million increase in Healthcare, offset in part by a $12.9 million decrease in our Other segment. Healthcare hosting revenue increased primarily due to the continued growth in our Dragon Medical cloud-based solutions, offset in part by a decline in our medical transcription services. Other hosting revenue decreased due to the wind-down of Devices and the sale of our Mobile Operator Services business in Brazil and India during fiscal year 2019. As a percentage of total revenue, hosting revenue increased from 48.4% to 49.9% for the six months ended March 31, 2020.
Professional services revenue for the six months ended March 31, 2020 decreased by $6.1 million, or 7.7%, primarily due to a $4.9 million decrease in Healthcare. Healthcare professional services revenue decreased primarily due to the timing of the services performed. As a percentage of total revenue, professional services revenue decreased from 10.5% to 9.3% for the six months ended March 31, 2020.
Product and Licensing Revenue
Product and licensing revenue primarily consists of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Product and licensing revenue	$69.6	$58.2	$11.4	19.5%
As a percentage of total revenue	18.8%	17.3%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Product and licensing revenue	$194.8	$174.1	$20.7	11.9%
As a percentage of total revenue	24.7%	23.0%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Product and licensing revenue for the three months ended March 31, 2020 increased by $11.4 million, or 19.5%, primarily due to an $11.5 million increase in Enterprise. Enterprise product and licensing revenue increased primarily driven by the increase in digital engagement solutions. As a percentage of total revenue, product and licensing revenue increased from 17.3% to 18.8% for the three months ended March 31, 2020.
Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019
Product and licensing revenue for the six months ended March 31, 2020 increased by $20.7 million, or 11.9%, primarily due to a $22.9 million increase in Enterprise, offset in part by a $2.8 million decrease in Other. Enterprise product and licensing revenue increased primarily driven by the timing of IVR license transactions and increases in digital engagement and security biometrics. Other product and licensing revenue decreased primarily due to the wind-down of Devices. As a percentage of total revenue, product and licensing revenue increased from 23.0% to 24.7% for the six months ended March 31, 2020.
Maintenance and Support Revenue
Maintenance and support revenue primarily consists of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Maintenance and support revenue	$64.2	$60.8	$3.4	5.6%
As a percentage of total revenue	17.4%	18.1%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Maintenance and support revenue	$126.8	$136.9	$(10.1)	(7.4)%
As a percentage of total revenue	16.1%	18.1%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Maintenance and support revenue for the three months ended March 31, 2020 increased by $3.4 million, or 5.6%, primarily due a $6.1 million increase in Enterprise, offset in part by a $2.7 million decrease in Healthcare. Enterprise maintenance and support revenue increased primarily driven by the increases in digital engagement license transactions. Healthcare maintenance and support revenue decreased primarily due to the continued transition from software sold with maintenance and support to cloud-based solutions in Healthcare. As a percentage of total revenue, maintenance and support revenue decreased from 18.1% to 17.4% for the three months ended March 31, 2020.
Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019
Maintenance and support revenue for the six months ended March 31, 2020 decreased by $10.1 million, or 7.4%, primarily due a $14.5 million decrease in Healthcare, offset in part by a $4.5 million increase in Enterprise. Healthcare maintenance and support revenue decreased primarily due to the continued transition from software sold with maintenance and support to cloud-based solutions in Healthcare. Enterprise maintenance and support revenue increased primarily driven by the overall increase in license transactions. As a percentage of total revenue, maintenance and support revenue decreased from 18.1% to 16.1% for the six months ended March 31, 2020.

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

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Cost of hosting and professional services revenue	$133.2	$134.3	$(1.1)	(0.8)%
As a percentage of professional services and hosting revenue	56.6%	61.7%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Cost of hosting and professional services revenue	$269.0	$270.9	$(1.9)	(0.7)%
As a percentage of professional services and hosting revenue	57.7%	60.8%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Cost of hosting and professional services revenue for the three months ended March 31, 2020 decreased by $1.1 million, or 0.8%, primarily due to lower hosting and services labor costs. Gross margin increased by 5.1 percentage points primarily due to a favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based solutions from lower-margin transcription services.
Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019
Cost of hosting and professional services revenue for the six months ended March 31, 2020 decreased by $1.9 million, or 0.7%, primarily due to lower hosting and services labor costs. Gross margin increased by 3.1 percentage points primarily due to a favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based solutions from lower-margin transcription services.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Cost of product and licensing revenue	$9.3	$9.4	$(0.1)	(0.6)%
As a percentage of product and licensing revenue	13.4%	16.1%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Cost of product and licensing revenue	$43.5	$41.8	$1.7	4.1%
As a percentage of product and licensing revenue	22.3%	24.0%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Cost of product and licensing revenue for the three months ended March 31, 2020 decreased by $0.1 million, or 0.6%. Gross margin increased by 2.7 percentage points, primarily due to higher licensing revenue on relatively flat licensing costs in Enterprise.

Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019
Cost of product and licensing revenue for the six months ended March 31, 2020 increased by $1.7 million, or 4.1%, primarily due to higher product royalty costs in Healthcare. Gross margin increased by 1.7 percentage points, primarily due to higher licensing revenue on relatively flat licensing costs in Enterprise.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Cost of maintenance and support revenue	$8.0	$8.9	$(0.9)	(10.6)%
As a percentage of maintenance and support revenue	12.4%	14.6%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Cost of maintenance and support revenue	$15.8	$16.7	$(0.9)	(5.5)%
As a percentage of maintenance and support revenue	12.4%	12.2%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Cost of maintenance and support revenue for the three months ended March 31, 2020 decreased by $0.9 million, or 10.6%. Gross margins increased by 2.2 percentage points primarily due to higher margins in security biometrics and Voice IVR in Enterprise, offset in part by lower margin in Healthcare as we continued to transition from licenses to cloud-based solutions.
Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019
Cost of maintenance and support revenue for the six months ended March 31, 2020 decreased by $0.9 million, or 5.5%. Gross margins decreased by 0.2 percentage primarily due to lower margin in Healthcare as we continued to transition from licenses to cloud-based solutions, mostly offset by higher gross margins in security biometrics and Voice IVR in Enterprise.
Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows R&D expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Research and development expense	$57.9	$45.8	$12.2	26.6%
As a percentage of total revenue	15.7%	13.6%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Research and development expense	$114.5	$92.6	$21.8	23.6%
As a percentage of total revenue	14.5%	12.2%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
R&D expense increased by $12.2 million, or 26.6%, primarily due to higher compensation costs as we continued to invest in our technologies to power new products and solutions.
Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019
R&D expense increased by $21.8 million, or 23.6%, primarily due to higher compensation costs as we continued to invest in our technologies to power new products and solutions.

Sales and Marketing Expense
Sales and marketing expense includes salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Sales and marketing expense	$71.0	$67.7	$3.3	4.9%
As a percentage of total revenue	19.2%	20.1%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Sales and marketing expense	$137.5	$135.1	$2.4	1.8%
As a percentage of total revenue	17.5%	17.9%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Sales and marketing expense for the three months ended March 31, 2020 increased by $3.3 million, or 4.9%, primarily due to higher compensation costs, which was mostly offset by lower traveling and entertainment expenses.
Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019
Sales and marketing expense for the six months ended March 31, 2020 increased by $2.4 million, or 1.8%, primarily due to higher compensation costs, which was mostly offset by lower traveling and entertainment expenses.
General and Administrative Expense
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
General and administrative expense	$38.4	$39.9	$(1.5)	(3.7)%
As a percentage of total revenue	10.4%	11.8%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
General and administrative expense	$76.7	$83.3	$(6.6)	(8.0)%
As a percentage of total revenue	9.7%	11.0%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
G&A expense decreased by $1.5 million, or 3.7%, primarily driven by lower professional services costs and compensation costs due to our cost saving initiatives.
Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019
G&A expense decreased by $6.6 million, or 8.0%, primarily driven by lower professional services costs and compensation costs due to our cost saving initiatives.

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

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Cost of revenue	$6.6	$6.7	$(0.1)	(1.0)%
Operating expenses	11.8	13.8	(2.0)	(14.5)%
Total amortization expense	$18.4	$20.5	$(2.1)	(10.2)%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Cost of revenue	$13.2	$14.0	$(0.8)	(5.7)%
Operating expenses	24.4	27.7	(3.3)	(11.9)%
Total amortization expense	$37.6	$41.7	$(4.1)	(9.8)%
The decreases in total amortization of intangible assets for the three and six months ended March 31, 2020, as compared to the prior year period, were primarily due to certain intangible assets having been fully amortized or written off during fiscal year 2019.
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

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Transition and integration costs	$1.4	$2.2	$(0.8)	(36.4)%
Professional service fees	0.3	0.3	—	14.7%
Acquisition-related adjustments	—	(0.4)	0.4	(100.0)%
Total Acquisition-related costs, net	$1.7	$2.1	$(0.4)	(19.0)%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Transition and integration costs	$2.8	$4.8	$(2.0)	(41.3)%
Professional service fees	—	0.3	(0.3)	(91.6)%
Acquisition-related adjustments	—	(0.5)	0.5	(99.6)%
Total Acquisition-related costs, net	$2.8	$4.7	$(1.9)	(39.8)%
The decreases in Acquisition-related cost, net for the three and six months ended March 31, 2020, as compared to the prior year periods, were primarily due to overall reduced acquisition and integration activities.

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

	Three Months Ended March 31,
	2020					2019
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$506	$248	$754	$—	$754	$2,971	$14	$2,985	$—	$2,985
Enterprise	233	213	446	—	446	2,700	—	2,700	—	2,700
Other	—	54	54	—	54	(116)	—	(116)	561	445
Corporate	683	883	1,566	3,509	5,075	797	612	1,409	2,319	3,728
Total	$1,422	$1,398	$2,820	$3,509	$6,329	$6,352	$626	$6,978	$2,880	$9,858

	Six Months Ended March 31,
	2020					2019
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,782	$1,775	$3,557	$—	$3,557	$4,450	$141	$4,591	$—	$4,591
Enterprise	1,537	718	2,255	—	2,255	5,251	13	5,264	—	5,264
Other	—	(311)	(311)	—	(311)	914	—	914	3,067	3,981
Corporate	1,016	351	1,367	6,144	7,511	1,950	322	2,272	8,391	10,663
Total	$4,335	$2,533	$6,868	$6,144	$13,012	$12,565	$476	$13,041	$11,458	$24,499
Fiscal Year 2020
For the six months ended March 31, 2020, we recorded restructuring charges of $6.9 million, which included $4.3 million related to the termination of approximately 75 employees and $2.5 million related to certain restructuring facilities. Of these amounts, $2.8 million was recorded for the three months ended March 31, 2020, which included $1.4 million related to the termination of approximately 38 employees and $1.4 million related to certain restructuring facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. We expect the remaining outstanding severance of $1.8 million to be substantially paid during fiscal year 2020, and the remaining balance of $15.9 million related to excess facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the six months ended March 31, 2020, we recorded $4.2 million costs related to the separation of our Automotive business and $2.0 million related to the impairment of a right-of-use asset of a restructuring facility, offset in part by a $0.1 million cash receipt from insurance claims related to a malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"). Of these amounts, we recorded $1.5 million costs related to the separation of our Automotive business and $2.0 million related to the impairment of a right-of-use asset of a restructuring facility for the three months ended March 31, 2020. The $2.0 million impairment charge for the three and six months ended March 31, 2020 was related to a restructuring facility as we re-assessed the timing and fees of the assumed sublease as a result of the COVID-19 pandemic.
Fiscal Year 2019
For the six months ended March 31, 2019, we recorded restructuring charges of $13.0 million, which included $12.6 million related to the termination of approximately 274 employees and $0.5 million related to certain excess facilities. Of these amounts, $7.0 million was recorded for the three months ended March 31, 2019, which included $6.4 million related to the termination of approximately 178 employees and $0.6 million non-cash adjustments related to certain restructuring facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the six months ended March 31, 2019, we recorded $8.7 million of professional services fees related to our corporate transformational efforts and $3.1 million of accelerated depreciation related to our Mobile Operator Services business, offset in part by a $0.3 million cash receipt from insurance claims related to the 2017 Malware Incident. Of these amounts, we recorded $1.5 million of professional services fees related to the execution of our corporate transformational efforts, $0.6 million of accelerated depreciation related to our Mobile Operator Services business, and $0.8 million related to the 2017 Malware Incident for the three months ended March 31, 2019.

Other (Expense) Income, Net
A summary is as follows (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Interest income	$1.5	$3.7	$(2.2)	(58.8)%
Interest expense	(23.6)	(31.2)	7.5	(24.1)%
Other (expense) income, net	(1.7)	0.2	(1.9)	(948.2)%
Total other expense, net	$(23.8)	$(27.3)	$3.5	(12.8)%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Interest income	$3.7	$6.2	$(2.5)	(40.6)%
Interest expense	(47.4)	(63.4)	16.0	(25.2)%
Other expense, net	(13.7)	(1.0)	(12.8)	1,305.1%
Total other expense, net	$(57.5)	$(58.2)	$0.7	(1.2)%
The decrease in interest income for the three and six months ended March 31, 2020 was primarily due to lower yields on marketable securities during fiscal year 2020.
The decrease in interest expense for the three and six months ended March 31, 2020 was primarily due to the repayment of $300.0 million of the 2024 Senior Notes in October 2019 and the repurchases of an aggregate of $123.8 million notional amounts of the 1.25% and 1.5% Convertible Debentures during the second quarter of fiscal year 2020.
The increase in other expense, net for the three and six months ended March 31, 2020 was primarily due to losses on redemption and repurchases of debt in fiscal year 2020, offset in part by higher gains on foreign currency transactions.
Provision (Benefit) for Income Taxes
The following table shows the provision (benefit) for income taxes on continuing operations and the effective income tax rate (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Provision (benefit) for income taxes	$14.8	$(0.6)	$15.4	(2,605.9)%
Effective income tax rate	1,139.2%	2.0%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
(Benefit) provision for income taxes	$(21.6)	$1.4	$(23.0)	(1,635.1)%
Effective income tax rate	(109.6)%	(10.7)%
Our effective income tax rate was 1,139.2% for the three months ended March 31, 2020, compared to 2.0% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States and a foreign uncertain tax position reserve. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.
Our effective income tax rate was (109.6)% for the six months ended March 31, 2020, compared to (10.7)% for the six months ended March 31, 2019. The effective tax rate for the six months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to a net $36.4 million deferred tax benefit from an adjustment to domestic valuation allowance due to the Cerence spin-off. The effective tax rate for the six months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.
Net Income (Loss) from Discontinued Operations
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
SEGMENT ANALYSIS
As more fully described in Note 4, on October 1, 2019, we completed the spin-off of our Automotive business as an independent publicly traded company. Effective the first quarter of fiscal year 2020, our Automotive business's historical results of operations have been included within discontinued operations. For the three months ended March 31, 2019, $4.6 million of stranded costs previously allocated to our Automotive segment have been re-allocated to Healthcare, Enterprise, and Other; for the six months ended March 31, 2019, $8.8 million of stranded costs previously allocated to our Automotive segment have been re-allocated to Healthcare, Enterprise, and Other.
The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended March 31,		Change	Percent Change
	2020	2019
Segment Revenues (a):
Healthcare	$224.4	$204.5	$19.8	9.7%
Enterprise	137.4	115.6	21.8	18.9%
Other	7.7	16.7	(9.0)	(53.9)%
Total segment revenues	$369.5	$336.9	$32.6	9.7%
Less: acquisition related revenues adjustments	(0.2)	(0.3)	0.1	(37.5)%
Total revenues	$369.3	$336.6	$32.8	9.7%
Segment Profit:
Healthcare	$71.7	$62.3	$9.3	15.0%
Enterprise	38.7	20.3	18.4	90.8%
Other	3.8	5.0	(1.2)	(23.6)%
Total segment profit	$114.3	$87.7	$26.6	30.3%
Segment Profit Margin:
Healthcare	31.9%	30.5%	1.5
Enterprise	28.2%	17.6%	10.6
Other	49.9%	30.1%	19.8
Total segment profit margin	30.9%	26.0%	4.9

	Six Months Ended March 31,		Change	Percent Change
	2020	2019
Segment Revenues (a):
Healthcare	$494.9	$476.5	$18.4	3.9%
Enterprise	275.9	245.3	30.6	12.5%
Other	17.0	35.1	(18.1)	(51.5)%
Total segment revenues	$787.9	$757.0	$30.9	4.1%
Less: acquisition related revenues adjustments	(0.3)	(0.7)	0.4	(56.5)%
Total revenues	$787.6	$756.3	$31.3	4.1%
Segment Profit:
Healthcare	$165.0	$164.9	$0.1	—%
Enterprise	81.3	62.6	18.7	29.9%
Other	9.0	10.4	(1.4)	(13.5)%
Total segment profit	$255.2	$237.9	$17.3	7.3%
Segment Profit Margin:
Healthcare	33.3%	34.6%	(1.3)
Enterprise	29.5%	25.5%	3.9
Other	52.7%	29.6%	23.2
Total segment profit margin	32.4%	31.4%	1.0

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

•	Healthcare segment revenue, for the three months ended March 31, 2020, increased by $19.8 million, or 9.7%, primarily driven by:

◦
Revenue from Dragon Medical cloud-based solutions increased by $21.2 million, or 45.8%, to $67.6 million for the three months ended March 31, 2020 from $46.4 million for the three months ended March 31, 2019, primarily due to the continued market penetration and customer transition to our cloud-based solutions.

◦
Revenue from radiology and other increased by $10.9 million, or 29.2%, to $48.1 million for the three months ended March 31, 2020 from $37.2 million for the three months ended March 31, 2019, primarily due to the timing of multi-year term license renewal.

◦
Revenue from transcription services decreased by $8.1 million, or 14.9%, to $46.2 million for the three months ended March 31, 2020 from $54.3 million for the three months ended March 31, 2019, primarily due to customers' transition to our cloud-based solutions.

◦
Revenue from Dragon Medical licensing and maintenance and support decreased by $2.4 million, or 10.2%, to $21.2 million for the three months ended March 31, 2020 from $23.6 million for the three months ended March 31, 2019, primarily driven by the continued transition from software sold with maintenance and support to cloud-based solutions.

◦
Professional services revenue decreased by $2.2 million or 12.5%, to $15.2 million for the three months ended March 31, 2020 from $17.3 million for the three months ended March 31, 2019, primarily due to timing of services performed.

•
Enterprise segment revenue, for the three months ended March 31, 2020, increased by $21.8 million, or 18.9%, primarily due to the increases in our digital engagement and security and biometrics solutions.

•
Other segment revenue, for the three months ended March 31, 2020, decreased by $9.0 million, or 53.9%, primarily due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil in fiscal year 2019.

Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019

•	Healthcare segment revenue, for the six months ended March 31, 2020, increased by $18.4 million, or 3.9%, primarily driven by:

◦
Revenue from Dragon Medical cloud-based solutions increased by $43.5 million, or 48.4%, to $133.4 million for the six months ended March 31, 2020 from $89.9 million for the six months ended March 31, 2019, primarily due to the continued market penetration and customer transition to our cloud-based solutions.

◦
Revenue from radiology and other increased by $13.3 million, or 10.3%, to $141.9 million for the six months ended March 31, 2020 from $128.7 million for the six months ended March 31, 2019, primarily due to the timing of multi-year term license renewal.

◦
Revenue from transcription services decreased by $16.5 million, or 14.8%, to $94.9 million for the six months ended March 31, 2020 from $111.4 million for the six months ended March 31, 2019, primarily due to customers' transition to our cloud-based solutions.

◦
Revenue from Dragon Medical licensing and maintenance and support decreased by $15.6 million, or 27.5%, to $41.0 million for the six months ended March 31, 2020 from $56.6 million for the six months ended March 31, 2019, primarily driven by the continued transition from software sold with maintenance and support to cloud-based solutions.

◦
Professional services revenue decreased by $3.0 million or 8.9%, to $30.8 million for the six months ended March 31, 2020 from $33.8 million for the six months ended March 31, 2019, primarily due to timing of services performed.

•
Enterprise segment revenue, for the six months ended March 31, 2020, increased by $30.6 million, or 12.5%, primarily due to the increases in digital engagement, Voice IVR and security and biometrics solutions.

•
Other segment revenue, for the six months ended March 31, 2020, decreased by $18.1 million, or 51.5%, primarily due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil in fiscal year 2019.

Segment Profit
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

•
Healthcare segment profit increased by $9.3 million, or 15.0%, primarily due to increases in revenue and gross margin, offset in part by higher R&D and sales and marketing expenses. Gross margin increased primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription services. The increases in R&D and sales and marketing expenses were primarily due to higher spend to support the development and launch of new products and solutions. As a result, segment profit margin increased by 1.5 percentage points to 31.9%.

•
Enterprise segment profit increased by $18.4 million, or 90.8%, primarily due to higher segment revenue and gross margin, offset in part by higher R&D and sales and marketing expenses. Gross margin improvement was primarily driven by a favorable shift in revenue mix towards higher margin licensing revenue. The increase in R&D expense was primarily due to higher spend on core technologies to support future growth. The increase in sales and marketing expense was primarily driven by higher commission costs due to higher bookings. As a result, segment profit margin increased by 10.6 percentage points to 28.2%.

•
Other segment profit decreased by $1.2 million, or 23.6%, primarily driven by lower revenue, offset by lower expense profile of the remaining business. Lower revenue was primarily due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil in fiscal year 2019. Segment profit margin increased by 19.8 percentage points to 49.9%.

Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019

•
Healthcare segment profit increased by $0.1 million, or relatively flat, as increases in revenue and gross margin were offset by higher R&D and sales and marketing expenses. Gross margin increased primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription services. The increases in R&D and sales and marketing expenses were primarily due to higher spend to support the development and launch of new products and solutions. Segment profit margin decreased by 1.3 percentage points to 33.3%.

•
Enterprise segment profit increased by $18.7 million, or 29.9%, primarily due to higher segment revenue and gross margin, offset in part by higher R&D and sales and marketing expenses. Gross margin improvement was primarily driven by a favorable shift in revenue mix towards higher margin licensing revenue. The increase in R&D expense was primarily due to higher spend on core technologies to support future growth. The increase in sales and marketing expense was primarily driven by higher commission costs due to higher bookings. As a result, segment profit margin increased by 3.9 percentage points to 29.5%.

•
Other segment profit decreased by $1.4 million, or 13.5%, primarily driven by lower revenue, offset in part by lower expense profile of the remaining business. Lower revenue was primarily due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil in fiscal year 2019. Segment profit margin increased by 23.2 percentage points to 52.7%.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $526.2 million as of March 31, 2020, a decrease of $238.6 million from $764.8 million as of September 30, 2019. Our working capital, defined as total current assets less total current liabilities from continuing operations, was $354.9 million as of March 31, 2020, compared to $591.3 million as of September 30, 2019. As of March 31, 2020, we had $9.7 million available for borrowing under our revolving credit facility. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $89.9 million as of March 31, 2020 and $135.9 million as of September 30, 2019. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.
As more fully described in "COVID-19 Impact" in the "Overview", while we expect our fiscal 2020 operating cash flows to be adversely affected due to lower operating income and delayed collections, the impact cannot be accurately estimated at this time. We continue to take proactive measures to manage our cash spend and preserve our liquidity. In connection with the contingency planning, on March 24, 2020, we borrowed $230.0 million under our revolving credit facility, which will be available for future working capital as needed. While we are committed to increasing shareholders' return and managing our debt leverage ratio in the long term, we have paused our share repurchase activity for the near term and in any event until we have repaid our revolver. We believe our existing cash and investments, and future cash flows from operations to be sufficient for future liquidity needs.
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
For the six months ended March 31, 2020, we incurred cash payments of $13.3 million related to the separation and spin-off of our Automotive business, which have been presented as operating cash flows from discontinued operations.
Net Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended March 31, 2020 was $141.4 million, a decrease of $62.1 million from $203.6 million cash provided for the six months ended March 31, 2019. The decrease was primarily due to:

•	A decrease of $42.2 million in cash provided due to unfavorable changes in working capital, primarily due to the timing of cash collections and cash payments;

•
A decrease of $1.9 million in cash provided from changes in deferred revenue. Deferred revenue had a positive effect of $27.0 million on operating cash flows for the six months ended March 31, 2020, as compared to $29.0 million for the six months ended March 31, 2019;

•	A decrease of $64.7 million in cash flows from discontinued operations; offset in part by,

•	An increase of $46.7 million in cash provided due to higher income before non-cash charges.
Net Cash Provided by Investing Activities
Cash provided by investing activities for the six months ended March 31, 2020 was $46.3 million, a decrease of $330.3 million from $376.6 million cash provided for the six months ended March 31, 2019. The decrease was primarily due to:

•	Net proceeds of $404.0 million in net proceeds from the sale of our Imaging business during the second quarter of fiscal year 2019;

•	An increase of $7.8 million in cash used for capital expenditures; offset in part by,

•	An increase of $77.6 million in net proceeds from the sale and purchase of marketable securities and other investments; and

•	An increase of $3.9 million in cash used in other investing activities.
Net Cash Used in Financing Activities
Cash used in financing activities for the six months ended March 31, 2020 was $345.9 million, a decrease of $76.2 million from $422.1 million cash used for the six months ended March 31, 2019. The decrease was primarily due to:

•	A net contribution of $139.1 million from Cerence in connection with the spin-off of our Automobile business during the first quarter of fiscal year 2020;

•	An increase of $230.0 million in proceeds from the revolving credit facility; offset in part by,

•	An increase of $213.6 million in cash used for the repayment and redemption of debt; and

•	An increase of $77.9 million in cash used for share repurchases.

Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 10 to the accompanying condensed consolidated financial statements. For the six months ended March 31, 2020, we spent approximately $513.6 million on repurchase and redemption of debt:

•
Upon the spin-off on October 1, 2019, we received an approximately $139.1 million distribution from Cerence. We used the proceeds from the distribution and existing cash to redeem all the $300.0 million outstanding principal amount of the 2024 Senior Notes for $313.5 million, plus accrued and unpaid interest of $4.5 million.

•
During the second quarter of fiscal year 2020, we repurchased $87.3 million notional amount of our 1.25% 2025 Debentures for $112.3 million and $36.5 million notional amount of 1.5% 2035 Debentures for $41.3 million.

•	In March 2020, we redeemed the remaining outstanding $46.6 million of our 2.75% 2031 Debentures at par.
On March 24, 2020, we borrowed $230.0 million under our revolving credit facility at an effective interest rate of 2.68% per annum. The borrowing has a 30-day term and is renewable at our discretion until April 15, 2021. As of March 31, 2020, we were in compliance with all the debt covenants.
We may from time to time, depending on market and business conditions, repurchase outstanding debt in the open market or by private negotiation. We expect to incur a cash interest payment of approximately $52 million in fiscal year 2020, based on the outstanding balance as of March 31, 2020. We expect to fund our debt service requirements through existing sources of liquidity and our operating cash flows.
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
We repurchased 3.8 million shares of our common stock for $76.8 million for the three months ended March 31, 2020 and 9.5 million shares of our common stock for $169.2 million for the six months ended March 31, 2020. For the three months ended March 31, 2019, we repurchased 1.2 million shares of our common stock for $16.2 million and 6.1 million shares of our common stock for $91.3 million for the six months ended March 31, 2019 under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased an aggregate of 73.8 million shares for $1,238.8 million. As of March 31, 2020, approximately $261.2 million remained available for future repurchases under the program.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	2020	2021 and 2022	2023 and 2024	Thereafter
Convertible debentures (1)	$1,166.6	$—	$227.4	$676.5	$262.7
Senior notes (2)	500.0	—	—	—	500.0
Interest payable on long-term debt (3)	227.9	20.8	80.0	64.5	62.6
Revolving credit facility	230.0	230.0	—	—	—
Letters of credit (4)	2.8	2.8	—	—	—
Lease obligations and other liabilities:
Operating leases (5)	137.4	14.1	44.8	27.9	50.6
Operating leases under restructuring	17.5	3.1	6.6	4.6	3.2
Purchase commitments for inventory, property and equipment (6)	173.8	32.0	99.4	42.4	—
Total contractual cash obligations	$2,456.0	$302.8	$458.2	$815.9	$879.1

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after March 31, 2020.

(2)	The repayment schedule reflects all the senior notes outstanding as of March 31, 2020.

(3)
Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of March 31, 2020, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(4)	Letters of credit are in place primarily to secure future operating lease payments.

(5)
Obligations include contractual lease commitments related to facilities that have subsequently been subleased. As of March 31, 2020, we have subleased certain facilities with total sublease income of $14.2 million through fiscal year 2027.

(6)	These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customer backlog.
Total unrecognized tax benefits as of March 31, 2020 were $29.2 million. We do not expect any significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of pre-determined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of March 31, 2020, we may be required to pay the selling stockholders up to $4.8 million upon achieving specified performance goals, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. Additionally, as of March 31, 2020, the remaining deferred payment obligations of $12.4 million to certain former stockholders, which are contingent upon their continued employment, will be recognized ratably as compensation expense over the remaining requisite service periods.
Off-Balance Sheet Arrangements
Through March 31, 2020, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.

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
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of March 31, 2020, we had not designated any contracts as fair value or cash flow hedges. The contracts generally have a maturity of less than 90 days. As of March 31, 2020, the notional contract amount of outstanding foreign currency exchange contracts was $54.5 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At March 31, 2020, we held approximately $526.2 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $5.3 million per annum, based on the March 31, 2020 reported balances of our investment accounts.
At March 31, 2020, we had $230.0 million outstanding under our revolving credit agreement, which was subject to variable interest rates. Assuming a one percentage point increase in interest rates, our interest expense would increase by $2.3 million per annum.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $16.78 as of March 31, 2020 (dollars in millions):

	March 31, 2020
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
1.5% 2035 Debentures	$237.8	$185.1	$8.6	$18.5
1.0% 2035 Debentures	$663.0	$470.6	$21.9	$47.1
1.25% 2025 Debentures	$339.2	$266.1	$18.7	$26.6

Item 4.	Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1.Legal Proceedings
This information is included in Note 15, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
Item 1A.Risk Factors
Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019 sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three and six months ended March 31, 2020. Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report. The following risk factor should be read in conjunction with the risk factors included in our Annual Report.
Our liquidity and operations have been adversely impacted, and our business, financial condition, results of operations and cash flows may be adversely impacted, by the outbreak of the novel coronavirus (COVID-19).

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to spread throughout the U.S. and the world. The global spread of COVID-19 has created significant market volatility, uncertainty and economic disruption. National, state and local governments have responded in a variety of ways, including by declaring states of emergency, restricting people from gathering in groups and traveling, ordering people to stay at home, and ordering businesses to close or limit operations. The extent to which the coronavirus pandemic will impact our business, operations, and financial results in the future will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;

•	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;

•	the actions taken in response to economic disruption;

•	the impact of business disruptions on our customers and partners and the resulting impact on their demand for our products and services;

•	our customers’ and partners’ ability to pay for our products and services; and

•	our ability to provide our products and services, including as a result of our employees working remotely and/or closures of offices and facilities.

We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. While we have not experienced significant disruptions to our ability to conduct business thus far as a result of the pandemic, we are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. In addition, many of our customers are hospitals and other healthcare providers that are facing capital shortages and other changes to their businesses as they focus primarily on fighting the pandemic. As a result, in particular with respect to our healthcare customers, our net new sales may be lower than expected; our ability to recognize revenue may be negatively impacted due to implementation delays, decreased utilization of certain products such as our HIM, PowerScribe and DAX solutions, decrease in volumes where we have transaction-based revenue, or other factors; our collections may be delayed, which will negatively affect our cash flows; some customers may go out of business, and we will be unsecured creditors and may not be able to collect what we are owed; our ability to provide 24x7 worldwide support to our customers may be affected; and our employees’ productivity may be negatively impacted as a result of almost all of our workforce working from home. The pandemic and accompanying market volatility, uncertainty and economic disruption may also have the effect of heightening many of the other risks described in the “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K. The ultimate impact of the COVID-19 pandemic and the effects of the operational changes we have made in response cannot be accurately predicted at this time. While the COVID-19 pandemic only modestly affected our results of operations and liquidity as of March 31, 2020, it may adversely impact our business, results of operations, cash flows and financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2020 - January 31, 2020	1,109,187	18.93	1,109,187	$316.9 million
February 1, 2020 - February 29, 2020	1,656,120	22.08	1,656,120	$280.4 million
March 1, 2020 - March 31, 2020	998,000	19.25	998,000	$261.2 million
Total	3,763,307		3,763,307

(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved additional $500.0 million under our share repurchase program. As of March 31, 2020, approximately $261.2 million remained available for future repurchases under the program.
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
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X
104	The cover page of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 8, 2020.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer