Form 10-Q
period 2020-06-30
Nuance Communications, Inc.
filed 2020-08-06
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of July 31, 2020 was 282,302,995.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Hosting and professional services	$225,304	$232,860	$691,295	$678,104
Product and licensing	48,722	78,184	243,501	252,299
Maintenance and support	64,372	66,393	191,172	203,293
Total revenues	338,398	377,437	1,125,968	1,133,696
Cost of revenues:
Hosting and professional services	119,797	138,367	388,783	409,259
Product and licensing	10,672	18,693	54,166	60,471
Maintenance and support	7,278	8,141	23,037	24,813
Amortization of intangible assets	6,435	6,569	19,678	20,606
Total cost of revenues	144,182	171,770	485,664	515,149
Gross profit	194,216	205,667	640,304	618,547
Operating expenses:
Research and development	55,237	47,074	169,699	139,698
Sales and marketing	64,351	65,331	201,847	200,384
General and administrative	37,665	45,834	114,355	129,157
Amortization of intangible assets	11,845	13,364	36,215	41,030
Acquisition-related costs, net	758	788	3,605	5,440
Restructuring and other charges, net	1,920	1,947	14,932	26,446
Total operating expenses	171,776	174,338	540,653	542,155
Income from operations	22,440	31,329	99,651	76,392
Other income (expense):
Interest income	606	3,762	4,304	9,987
Interest expense	(23,680)	(28,359)	(71,124)	(91,777)
Other income (expense), net	636	3,301	(13,092)	2,324
Income (loss) before income taxes	2	10,033	19,739	(3,074)
(Benefit) provision for income taxes	(16,660)	10,720	(31,794)	12,129
Net income (loss) from continuing operations	16,662	(687)	51,533	(15,203)
Net income (loss) from discontinued operations	—	9,946	(6,192)	120,884
Net income	$16,662	$9,259	$45,341	$105,681

Net income (loss) per common share - basic:
Continuing operations	$0.06	$—	$0.18	$(0.05)
Discontinued operations	—	0.03	(0.02)	0.42
Total net income per basic common share	$0.06	$0.03	$0.16	$0.37

Net income (loss) per common share - diluted:
Continuing operations	$0.06	$—	$0.18	$(0.05)
Discontinued operations	—	0.03	(0.02)	0.42
Total net income per diluted common share	$0.06	$0.03	$0.16	$0.37

Weighted average common shares outstanding:
Basic	281,281	285,942	282,674	285,064
Diluted	287,852	285,942	288,096	285,064

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands)
Net income	$16,662	$9,259	$45,341	$105,681
Other comprehensive income (loss):
Foreign currency translation adjustment	6,909	3,541	(4,205)	494
Cerence Spin-off	—	—	12,331	—
Pension adjustments	—	32	2,007	(282)
Unrealized gain (loss) on marketable securities	486	78	(42)	234
Total other comprehensive income, net	7,395	3,651	10,091	446
Comprehensive income	$24,057	$12,910	$55,432	$106,127

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	September 30, 2019
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$240,555	$560,961
Marketable securities	69,283	186,555
Accounts receivable, less allowances for doubtful accounts of $12,283 and $9,797	215,272	240,673
Prepaid expenses and other current assets	145,831	175,166
Current assets of discontinued operations	—	91,858
Total current assets	670,941	1,255,213
Marketable securities	2,986	17,287
Land, building and equipment, net	133,755	121,203
Goodwill	2,129,736	2,127,896
Intangible assets, net	235,703	291,371
Right-of-use assets	107,553	—
Other assets	265,412	316,215
Long-term assets of discontinued operations	—	1,236,608
Total assets	$3,546,086	$5,365,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,142,870
Contingent and deferred acquisition payments	16,083	17,470
Accounts payable	65,511	90,826
Accrued expenses and other current liabilities	179,844	249,570
Deferred revenue	261,406	214,223
Current liabilities of discontinued operations	—	130,117
Total current liabilities	522,844	1,845,076
Long-term debt	1,524,825	793,536
Deferred revenue, net of current portion	105,632	133,783
Deferred tax liabilities	61,306	54,216
Operating lease liabilities	105,333	—
Other liabilities	75,817	79,378
Long-term liabilities of discontinued operations	—	286,654
Total liabilities	2,395,757	3,192,643
Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 285,125 and 289,680 shares issued and 281,375 and 285,930 shares outstanding, respectively	285	290
Additional paid-in capital	1,537,785	2,597,889
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(122,682)	(132,773)
Accumulated deficit	(248,271)	(293,612)
Total Nuance Communications, Inc. stockholders’ equity	1,150,329	2,155,006
Noncontrolling interests	—	18,144
Total stockholders’ equity	1,150,329	2,173,150
Total liabilities and stockholders’ equity	$3,546,086	$5,365,793

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2020

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at March 31, 2020	284,832	$285	$1,520,734	3,751	$(16,788)	$(130,077)	$(264,933)	$—	$1,109,221
Issuance of common stock under employee stock plans	474	—	10	—	—	—	—	—	10
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(181)	—	(3,510)	—	—	—	—	—	(3,510)
Stock-based compensation	—	—	20,551	—	—	—	—	—	20,551
Net income	—	—	—	—	—	—	16,662	—	16,662
Other comprehensive income	—	—	—	—	—	7,395	—	—	7,395
Balance at June 30, 2020	285,125	$285	$1,537,785	3,751	$(16,788)	$(122,682)	$(248,271)	$—	$1,150,329
For the nine months ended June 30, 2020

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2019	289,680	$290	$2,597,889	3,751	$(16,788)	$(132,773)	$(293,612)	$18,144	$2,173,150
Cerence Spin-off	—	—	(922,567)	—	—	12,331	—	(18,144)	(928,380)
Issuance of common stock under employee stock plans	7,194	7	7,263	—	—	—	—	—	7,270
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,292)	(2)	(40,115)	—	—	—	—	—	(40,117)
Stock-based compensation			110,644	—	—	—	—	—	110,644
Repurchases and retirement of common stock	(9,457)	(10)	(169,208)	—	—	—	—	—	(169,218)
Repurchases of convertible notes (a)	—	—	(46,121)	—	—	—	—	—	(46,121)
Net income	—	—	—	—	—	—	45,341	—	45,341
Other comprehensive loss	—	—	—	—	—	(2,240)	—	—	(2,240)
Balance at June 30, 2020	285,125	$285	$1,537,785	3,751	$(16,788)	$(122,682)	$(248,271)	$—	$1,150,329

(a) According to ASC 470-20, cash consideration paid to repurchase and retire our convertible notes was first allocated to debt component based on the actual fair value on the trading date, and the remaining consideration was allocated to additional paid-in capital.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
For the three months ended June 30, 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at March 31, 2019	290,038	$290	$2,592,708	3,751	$(16,788)	$(120,463)	$(411,000)	$2,044,747
Issuance of common stock under employee stock plans	646	1	(1)	—	—	—	—	—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(247)	—	(4,292)	—	—	—	—	(4,292)
Stock-based compensation	—	—	19,247	—	—	—	—	19,247
Repurchase and retirement of common stock	(1,707)	(2)	(29,612)	—	—	—	—	(29,614)
Net income	—	—	—	—	—	—	9,259	9,259
Other comprehensive income	—	—	—	—	—	3,651	—	3,651
Balance at June 30, 2019	288,730	$289	$2,578,050	3,751	$(16,788)	$(116,812)	$(401,741)	$2,042,998
For the nine months ended June 30, 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2018	291,504	$291	$2,597,693	3,751	$(16,788)	$(122,863)	$(740,837)	$1,717,496
Adoption of ASC 606	—	—	—	—	—	—	233,415	233,415
Issuance of common stock under employee stock plans	7,225	8	8,635	—	—	—	—	8,643
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,229)	(2)	(35,850)	—	—	—	—	(35,852)
Stock-based compensation	—	—	128,499	—	—	—	—	128,499
Repurchase and retirement of common stock	(7,770)	(8)	(120,927)	—	—	—	—	(120,935)
Reclassification of currency translation differences into earnings as a result of the disposition of our Imaging business	—	—	—	—	—	5,605	—	5,605
Net income	—	—	—	—	—	—	105,681	105,681
Other comprehensive income	—	—	—	—	—	446	—	446
Balance at June 30, 2019	288,730	$289	$2,578,050	3,751	$(16,788)	$(116,812)	$(401,741)	$2,042,998

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2020	2019
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$51,533	$(15,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,990	37,117
Amortization	55,893	61,636
Stock-based compensation	98,030	84,476
Non-cash interest expense	37,269	37,011
Deferred tax benefit	(55,626)	(5,126)
Loss on extinguishment of debt	18,656	910
Other	2,905	(651)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	26,264	12,318
Prepaid expenses and other assets	5,030	(14,760)
Accounts payable	(15,868)	8,269
Accrued expenses and other liabilities	(84,762)	2,847
Deferred revenue	19,706	16,448
Net cash provided by operating activities - continuing operations	187,020	225,292
Net cash (used in) provided by operating activities - discontinued operations	(13,307)	71,902
Net cash provided by operating activities	173,713	297,194
Cash flows from investing activities:
Capital expenditures	(45,550)	(32,243)
Proceeds from disposition of businesses, net of transaction fees	—	407,043
Purchases of marketable securities and other investments	(157,976)	(256,332)
Proceeds from sales and maturities of marketable securities and other investments	290,584	262,914
Other	1,374	(3,102)
Net cash provided by investing activities	88,432	378,280
Cash flows from financing activities:
Repurchase and redemption of debt	(513,642)	(300,000)
Net distribution from Cerence upon the spin-off	139,090	—
Payments for repurchase of common stock	(169,218)	(120,935)
Proceeds from issuance of common stock from employee stock plans	7,204	8,643
Proceeds from the revolving credit facility	230,000	—
Repayment of the revolving credit facility	(230,000)	—
Payments for taxes related to net share settlement of equity awards	(39,968)	(42,562)
Other financing activities	(2,840)	(1,442)
Net cash used in financing activities	(579,374)	(456,296)
Effects of exchange rate changes on cash and cash equivalents	(3,177)	1,236
Net (decrease) increase in cash and cash equivalents	(320,406)	220,414
Cash and cash equivalents at beginning of period	560,961	315,963
Cash and cash equivalents at end of period	$240,555	$536,377

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Presentation
Nuance Communications, Inc. ("we", "Nuance", "our", "us", or the "Company") is a pioneer and leader in conversational and cognitive artificial intelligence ("AI") innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, financial services, telecommunications and travel industries, among others. We had three reportable segments as of June 30, 2020: Healthcare, Enterprise, and Other. See Note 17 for a description of each of these segments.
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
As more fully described in Note 14, our financial results for the three months ended March 31, 2020 have been revised for a tax adjustment resulting from implementation of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issued Accounting Standards Not Yet Adopted
Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance requires that implementation costs related to a hosting arrangement that is a service contract be capitalized and amortized over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The guidance will be applied retrospectively to each period presented. We do not expect the implementation to have a material impact on our condensed consolidated financial statements.
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
Subscription-based revenue represents a single promise to stand-ready to provide access to our hosting services. Revenue is recognized over time on a ratable basis over the hosting contract term, which generally ranges from one to five years.
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
Disaggregated Revenue
We disaggregate revenue from contracts with customers by reportable segment and products and services as this presentation depicts the timing, risks and uncertainty of our revenue streams, which is also in line with how we manage our businesses, assess performance, and determine management compensation. Our disaggregated revenue from continuing operations is as follows (dollars in thousands):

	Three Months Ended June 30,
	2020				2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$134,870	$30,421	$34,572	$199,863	$142,502	$48,302	$37,062	$227,866
Enterprise	83,858	16,746	29,788	130,392	80,346	28,232	29,204	137,782
Other	6,576	1,555	12	8,143	10,012	1,650	127	11,789
Total revenues	$225,304	$48,722	$64,372	$338,398	$232,860	$78,184	$66,393	$377,437

	Nine Months Ended June 30,
	2020				2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$426,866	$165,680	$102,246	$694,792	$401,884	$183,039	$119,212	$704,135
Enterprise	242,334	74,741	88,933	406,008	235,562	63,285	83,829	382,676
Other	22,095	3,080	(7)	25,168	40,658	5,975	252	46,885
Total revenues	$691,295	$243,501	$191,172	$1,125,968	$678,104	$252,299	$203,293	$1,133,696

Hardware revenue comprised approximately $5.7 million and $20.5 million of total product and license revenue for the three and nine months ended June 30, 2020, and $6.4 million and $21.5 million of total product and license revenue for the three and nine months ended June 30, 2019.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs under ASC 606. The capitalized costs primarily relate to paid commissions and other direct, incremental costs to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of June 30, 2020, we had $18.9 million of current contract acquisition costs and $44.1 million of noncurrent contract acquisition costs. As of September 30, 2019, we had $19.9 million of current contract acquisition costs and $30.1 million of noncurrent contract acquisition costs. Commission expense is primarily included in sales and marketing expense on the consolidated statements of operations. We had amortization expense related to contract acquisition costs of $4.7 million and $13.3 million for the three and nine months ended June 30, 2020, and $4.3 million and $11.3 million for the three and nine months ended June 30, 2019. There was no impairment related to commission costs capitalized.
Capitalized Contract Costs
We capitalize incremental costs incurred to fulfill our contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (3) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize, and develop applications for each customer. These costs are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. The contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term, which we estimate to be between one and five years. The contract term estimation was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify capitalized contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. At June 30, 2020, we had $18.6 million of short-term contract costs included with Prepaid expenses and other current assets and $32.7 million of long-term costs included within Other assets. As of September 30, 2019, we had $17.2 million of short-term contract costs included with Prepaid expenses and other current assets and $38.5 million of long-term costs included within Other assets.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets, and Other assets. As of June 30, 2020, we had $39.8 million of current contract assets and $124.7 million of noncurrent contract assets. As of September 30, 2019, we had $58.7 million of current contract assets and $108.7 million of noncurrent contract assets. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance as of September 30, 2019	$167,324
Revenues recognized but not billed	217,622
Amounts reclassified to accounts receivable	(220,398)
Balance at June 30, 2020	$164,548

Our contract liabilities, or Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify Deferred revenue as current or noncurrent based on when we expect to recognize the revenues. At June 30, 2020, we had $367.0 million of Deferred revenue. The table below shows significant changes in Deferred revenue of continuing operations (dollars in thousands):

Deferred revenue
Balance as of September 30, 2019	$348,006
Amounts bill but not recognized	625,732
Revenue recognized	(606,700)
Balance at June 30, 2020	$367,038

Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2020 (dollars in thousands):

	Within One Year	Two to Four Years	Greater than Four Years	Total
Total revenue	$728,221	$946,026	$77,864	$1,752,111
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
For the nine months ended June 30, 2020, we incurred cash payments of $13.3 million related to the separation and spin-off of our Automotive business, which have been presented as operating cash flows from discontinued operations.

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
The historical results of operations for Imaging and Automotive have been included within discontinued operations in our condensed consolidated financial statements. The following table summarizes the results of the discontinued operations (dollars in thousands):

	Three Months Ended June 30,
	2020	2019
	Automotive	Imaging	Automotive	Total
Major line items constituting net income of discontinued operations:
Revenue	$—	$—	$71,760	$71,760
Cost of revenue	—	—	18,921	18,921
Research and development	—	—	20,524	20,524
Sales and marketing	—	—	6,898	6,898
General and administrative	—	—	587	587
Amortization of intangible assets	—	—	3,132	3,132
Acquisition-related costs, net	—	—	366	366
Restructuring and other charges, net	—	—	14,171	14,171
Other	—	—	149	149
Income from discontinued operations before income taxes	—	—	7,012	7,012
Benefit for income taxes	—	—	(2,934)	(2,934)
Gain on disposition	—	—	—	—
Net income from discontinued operations	$—	$—	$9,946	$9,946

Supplemental information:
Depreciation	$—	$—	$1,993	$1,993
Amortization	$—	$—	$5,458	$5,458
Stock compensation	$—	$—	$5,751	$5,751
Capital expenditures	$—	$—	$(1,382)	$(1,382)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended June 30,
	2020	2019
	Automotive	Imaging	Automotive	Total
Major line items constituting net income of discontinued operations:
Revenue	$—	$67,430	$218,738	$286,168
Cost of revenue	—	16,946	70,571	87,517
Research and development	—	7,557	62,076	69,633
Sales and marketing	—	28,433	22,959	51,392
General and administrative	—	1,997	1,735	3,732
Amortization of intangible assets	—	5,219	9,396	14,615
Acquisition-related costs, net	—	(386)	783	397
Restructuring and other charges, net	7,386	13,251	34,222	47,473
Other	—	—	(101)	(101)
(Loss) income from discontinued operations before income taxes	(7,386)	(5,587)	17,097	11,510
Provision (benefit) for income taxes	1,194	(2,688)	(4,315)	(7,003)
Gain on disposition	—	102,371	—	102,371
Net (loss) income from discontinued operations	$(6,192)	$99,472	$21,412	$120,884

Supplemental information:
Depreciation	$—	$391	$6,194	$6,585
Amortization	$—	$6,569	$16,490	$23,059
Stock compensation	$—	$7,103	$15,667	$22,770
Capital expenditures	$—	$—	$(3,253)	$(3,253)
The following table summarizes the assets and liabilities included within discontinued operations (dollars in thousands):

September 30, 2019
Major classes of assets of discontinued operations:
Accounts receivable, net	$67,928
Prepaid expenses and other current assets	23,930
Land, building and equipment, net	20,113
Goodwill	1,115,568
Intangible assets, net	65,561
Other assets	35,366
Total assets	$1,328,466

Major classes of liabilities of discontinued operations:
Accounts payable	$14,039
Accrued expenses and other current liabilities	27,429
Deferred revenue	353,700
Other liabilities	21,603
Total liabilities	$416,771

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the nine months ended June 30, 2020 are as follows (dollars in thousands):
Goodwill

	Healthcare	Enterprise	Other	Total
Balance as of September 30, 2019	$1,435,144	$679,903	$12,849	$2,127,896
Purchase accounting adjustments	(31)	—	—	(31)
Effect of foreign currency translation	639	1,193	39	1,871
Balance at June 30, 2020	$1,435,752	$681,096	$12,888	$2,129,736

Other Intangible Assets
The changes in the carrying amount of intangible assets for the nine months ended June 30, 2020 are as follows (dollars in thousands):

Intangible Assets
Balance at September 30, 2019	$291,371
Amortization	(55,893)
Effect of foreign currency translation	225
Balance at June 30, 2020	$235,703

6. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We have operations in a number of international locations where currency exchange rates can be volatile. We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates so that our exposure to foreign currencies will be mitigated or offset by the gains or losses on the foreign currency forward contracts. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. As of June 30, 2020 and September 30, 2019, we had outstanding contracts with a total notional value of $41.4 million and $189.6 million, respectively.
We did not designate any forward contracts as hedging instruments for the nine months ended June 30, 2020 or 2019. Therefore, changes in fair value of foreign currency forward contracts were recognized within Other income (expense), net in our condensed consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our condensed consolidated statement of cash flows.
A summary of the derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		June 30, 2020	September 30, 2019
Foreign currency forward contracts	Prepaid expenses and other current assets	$122	$597
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(247)	$(327)

A summary of income (loss) related to foreign currency forward contracts for the three and nine months ended June 30, 2020 and 2019 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives Not Designated as Hedges	Income (Loss) Recognized	2020	2019	2020	2019
Foreign currency forward contracts	Other income (expense), net	$9	$(799)	$451	$(359)

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
Assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and September 30, 2019 consisted of the following (dollars in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$98,218	$—	$—	$98,218
Time deposits (b)	—	100,470	—	100,470
Commercial paper, $15,128 at cost (b)	—	15,168	—	15,168
Corporate notes and bonds, $15,460 at cost (b)	—	15,507	—	15,507
Foreign currency exchange contracts (b)	—	122	—	122
Total assets at fair value	$98,218	$131,267	$—	$229,485
Liabilities:
Foreign currency exchange contracts (b)	$—	(247)	$—	$(247)
Contingent acquisition payments (c)	—	—	(2,506)	(2,506)
Total liabilities at fair value	$—	$(247)	$(2,506)	$(2,753)

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$217,861	$—	$—	$217,861
Time deposits (b)	—	115,913	—	115,913
Commercial paper, $77,089 at cost (b)	—	77,494	—	77,494
Corporate notes and bonds, $37,504 at cost (b)	—	37,566	—	37,566
Foreign currency exchange contracts (b)	—	597	—	597
Total assets at fair value	$217,861	$231,570	$—	$449,431
Liabilities:
Foreign currency exchange contracts (b)	$—	$(327)	$—	$(327)
Contingent acquisition payments (c)	—	—	(2,925)	(2,925)
Total liabilities at fair value	$—	$(327)	$(2,925)	$(3,252)

(a)
Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.

(b)
Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.35 years as of June 30, 2020 and 0.53 years as of September 30, 2019.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.
The estimated fair value of our long-term debt was approximately $1,972.7 million (face value $1,666.5 million) as of June 30, 2020 and $2,143.4 million (face value $2,137.0 million) as of September 30, 2019 based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of June 30, 2020 or September 30, 2019.
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
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$2,493	$1,450	$2,550	$4,000
Payments and foreign currency translation	13	—	(44)	(2,550)
Adjustments to fair value included in acquisition-related costs, net	—	(561)	—	(561)
Balance at end of period	$2,506	$889	$2,506	$889
Contingent acquisition payments are to be made in periods through fiscal year 2021. As of June 30, 2020, the maximum amount payable based on the agreements was $4.8 million if the specified performance targets are achieved.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2020	September 30, 2019
Compensation	$97,344	$119,412
Cost of revenue related liabilities	27,218	58,012
Accrued interest payable	3,260	19,302
Consulting and professional fees	9,708	20,401
Sales and marketing incentives	1,590	2,692
Sales and other taxes payable	7,023	8,089
Facility-related liabilities	—	2,503
Operating lease obligations	26,450	—
Other	7,251	19,159
Total	$179,844	$249,570

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business.
The following table represents the roll forward of restructuring liabilities for the nine months ended June 30, 2020 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2019	$3,587	$3,622	$7,209
ASC 842 implementation (a)	—	11,674	11,674
Restructuring charges, net	4,778	2,654	7,432
Non-cash adjustment	—	1,263	1,263
Cash payments	(7,214)	(5,125)	(12,339)
Balance at June 30, 2020	$1,151	$14,088	$15,239

(a) The amount represents a reclassification of estimated sublease income from restructuring accrual to reduce the costs of right-of-use assets upon the adoption of ASC 842 on October 1, 2019.
The table below presents the Restructuring and other charges, net associated with each segment, but excluded from calculation of each segment's profit (dollars in thousands):

	Three Months Ended June 30,
	2020					2019
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$119	$2	$121	$—	$121	$222	$1	$223	$—	$223
Enterprise	(121)	76	(45)	—	(45)	(165)	—	(165)	—	(165)
Other	—	34	34	—	34	529	15	544	239	783
Corporate	445	9	454	1,356	1,810	730	354	1,084	22	1,106
Total	$443	$121	$564	$1,356	$1,920	$1,316	$370	$1,686	$261	$1,947

	Nine Months Ended June 30,
	2020					2019
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,901	$1,777	$3,678	$—	$3,678	$4,672	$142	$4,814	$—	$4,814
Enterprise	1,416	794	2,210	—	2,210	5,086	13	5,099	—	5,099
Other	—	(277)	(277)	—	(277)	1,443	15	1,458	3,306	4,764
Corporate	1,461	360	1,821	7,500	9,321	2,680	676	3,356	8,413	11,769
Total	$4,778	$2,654	$7,432	$7,500	$14,932	$13,881	$846	$14,727	$11,719	$26,446
Fiscal Year 2020
For the nine months ended June 30, 2020, we recorded restructuring charges of $7.4 million, which included $4.8 million related to the termination of approximately 186 employees and $2.7 million related to the shutdown of certain facilities. Of these amounts, $0.6 million was recorded for the three months ended June 30, 2020, which included $0.4 million related to the termination of approximately 111 employees and $0.1 million related to the shutdown of facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the footprint of our offices and facilities. We expect the remaining outstanding severance of $1.2 million to be substantially paid during fiscal year 2020, and the remaining balance of $14.1 million related to facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the nine months ended June 30, 2020, we recorded $4.6 million expenses related to the separation of our Automotive business, a $2.0 million impairment charge a right-of-use asset due to the COVID-19 pandemic, and a $0.9 million expense related

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to a malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"). Of these amounts, we recorded $0.4 million related to the separation of our Automotive business and $0.9 million related to the 2017 Malware Incident for the three months ended June 30, 2020.
Fiscal Year 2019
For the nine months ended June 30, 2019, we recorded restructuring charges of $14.7 million, which included $13.9 million related to the termination of approximately 305 employees and $0.8 million related to the shutdown of certain facilities. Of these amounts, $1.7 million was recorded for the three months ended June 30, 2019, which included $1.3 million related to the termination of approximately 31 employees and $0.4 million related to the shutdown of facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the nine months ended June 30, 2019, we recorded $9.2 million of professional services fees related to the execution of our corporate transformational efforts and $3.3 million of accelerated depreciation related to our Mobile Operator Services business, offset in part by a $0.7 million cash receipt from insurance claims related to the 2017 Malware Incident. Of these amounts, we recorded $0.4 million of professional services fees related to the execution of our corporate transformational efforts and $0.2 million of accelerated depreciation related to our Mobile Operator Services business, offset in part by a $0.4 million cash receipt related to the 2017 Malware Incident for the three months ended June 30, 2019.
10. Debt
As of June 30, 2020 and September 30, 2019, we had the following borrowing obligations (dollars in thousands):

	June 30, 2020	September 30, 2019
5.625% Senior Notes due 2026, net of deferred issuance costs of $4.0 million and $4.5 million, respectively. Effective interest rate 5.625%.	$495,994	$495,518
6.000% Senior Notes due 2024, net of deferred issuance costs of $1.5 million. Effective interest rate 6.000%.	—	298,529
1.000% Convertible Debentures due 2035, net of unamortized discount of $71.6 million and $91.6 million, respectively, and deferred issuance costs of $3.3 million and $4.3 million, respectively. Effective interest rate 5.622%.	601,593	580,639
2.750% Convertible Debentures due 2031. Effective interest rate 7.432%.	—	46,568
1.250% Convertible Debentures due 2025, net of unamortized discount of $47.3 million and $71.6 million, respectively, and deferred issuance costs of $2.0 million and $3.1 million, respectively. Effective interest rate 5.578%.	213,283	275,257
1.500% Convertible Debentures due 2035, net of unamortized discount of $12.8 million and $22.7 million, respectively, and deferred issuance costs of $0.4 million and $0.8 million, respectively. Effective interest rate 5.394%.	214,217	240,406
Deferred issuance costs related to our Revolving Credit Facility	(262)	(511)
Total debt	1,524,825	1,936,406
Less: current portion (a)	—	(1,142,870)
Total long-term debt	$1,524,825	$793,536

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of our borrowing obligations as of June 30, 2020 (dollars in thousands):

Fiscal Year	Convertible Debentures(1)	Senior Notes	Total
2020	$—	$—	$—
2021	—	—	—
2022	227,395	—	227,395
2023	676,488	—	676,488
2024	—	—	—
Thereafter	262,656	500,000	762,656
Total before unamortized discount	1,166,539	500,000	1,666,539
Less: unamortized discount and issuance costs	(137,446)	(4,268)	(141,714)
Total long-term debt	$1,029,093	$495,732	$1,524,825

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after June 30, 2020.

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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of June 30, 2020, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of June 30, 2020, none of the conversion criteria were met for the 1.25% 2025 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2020, none of the conversion criteria were met for the 1.5% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date.
Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Agreement"), which expires on April 15, 2021. On July 31, 2020, we amended the Revolving Credit Agreement to, among other things, extend the expiration from April 15, 2021 to April 15, 2022, and allow the administrative agent and Nuance to agree on a new benchmark rate in lieu of LIBOR. The Revolving Credit Agreement provides for aggregate borrowing commitments of $242.5 million (the "Revolving Credit Facility"), including the revolving facility loans, the swingline loans and issuance of letters of credit. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. At any time that there are any outstanding borrowings (excluding up to $25,000,000 of issued and undrawn Letters of Credit) under the Revolving Credit Facility, we are required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the Revolving Credit Agreement) not exceeding 4.00 to 1.00. We were in compliance with all the debt covenants as of June 30, 2020.
On March 24, 2020, we borrowed $230.0 million under our revolving credit facility at an effective interest rate of 2.68% per annum, which was fully repaid on June 26, 2020. As of June 30, 2020, after taking into account the outstanding letters of credit of $2.5 million, we had $240.0 million available for borrowing under the Revolving Credit Facility.

11. Stockholders' Equity
Share Repurchases
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved an additional $500.0 million under our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases are subject to our assessment of the prevailing market conditions, general economic conditions, capital allocation alternatives, and other factors.
We did not repurchase any shares of our common stock for the three months ended June 30, 2020 and repurchased 9.5 million shares of our common stock for $169.2 million for the nine months ended June 30, 2020. We repurchased 1.7 million shares of our common stock for $29.6 million for the three months ended June 30, 2019, and repurchased 7.8 million shares of our common stock for $120.9 million for the nine months ended June 30, 2019 under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased an aggregate of 73.8 million shares for $1,238.8 million. As of June 30, 2020, approximately $261.2 million remained available for future repurchases under the program.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Net Income (Loss) Per Share
The following table sets forth the computation for basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$16,662	$(687)	$51,533	$(15,203)
Net income (loss) from discontinued operations	—	9,946	(6,192)	120,884
Net income	$16,662	$9,259	$45,341	$105,681

Denominator:
Weighted average common shares outstanding — basic	281,281	285,942	282,674	285,064
Dilutive effect of employee stock compensation plans	6,571	—	5,422	—
Weighted average common shares outstanding — diluted	287,852	285,942	288,096	285,064

Net income (loss) per common share - basic:
Continuing operations	$0.06	$—	$0.18	$(0.05)
Discontinued operations	—	0.03	(0.02)	0.42
Total net income per basic common share	$0.06	$0.03	$0.16	$0.37

Net income (loss) per common share - diluted:
Continuing operations	$0.06	$—	$0.18	$(0.05)
Discontinued operations	—	0.03	(0.02)	0.42
Total net income per diluted common share	$0.06	$0.03	$0.16	$0.37

Anti-dilutive equity instruments excluded from the calculation	158	527	93	673
Contingently issuable awards excluded from the calculation	15	2,555	1,841	2,542

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
As of June 30, 2020, we had 13.8 million shares available for future grants under the 2020 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity upon issuance.
The amounts included in the consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Cost of hosting and professional services	$6,205	$6,958	$18,250	$18,646
Cost of product and licensing	124	197	383	593
Cost of maintenance and support	360	583	1,206	730
Research and development	8,720	5,662	26,106	15,568
Sales and marketing	8,003	6,775	23,022	21,643
General and administrative	9,723	10,006	29,063	27,296
Total	$33,135	$30,181	$98,030	$84,476

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Modifications of Equity Awards
In connection with the spin-off of our Automotive business (the "Distribution") on October 1, 2019, under the provisions of our Amended and Restated 2000 Stock Plan and our Amended and Restated Directors Stock Plan, we adjusted our then outstanding equity awards in accordance with the terms of the Employee Matters Agreement that Nuance entered into in connection with the Distribution. Effective upon the Distribution, Nuance stock options, Nuance restricted stock units ("RSUs"), and Nuance performance-based restricted stock units ("PSUs") held by employees and other service providers continuing with Nuance following the Distribution, were adjusted based on a conversion ratio of 1.16667 to 1, as outlined in the Employee Matters Agreement. Effective upon the Distribution, RSUs held by employees continuing with Cerence following the Distribution that were scheduled to vest on or before November 30, 2019 vested in full as of immediately prior to the Distribution, PSUs held by such employees that were eligible to vest based on Nuance's relative total shareholder return ("TSR") as of November 6, 2019 were cancelled in exchange for a cash payment based on the portion of the PSUs that were then earned, and all other RSUs and PSUs held by such employees were forfeited for no consideration upon their termination of employment with Nuance. As of the Distribution (or an applicable employee's later transfer date), all employees continuing with Cerence following the Distribution ceased to be eligible to participate in Nuance's Employee Stock Purchase Plan ("ESPP"). As of December 31, 2019, the employees participating in the Company's ESPP were all Nuance employees. There were no changes to the plan terms of any of the foregoing plans except as described above. The incremental expense as a result of these modifications was immaterial to the condensed consolidated financial statements.
Stock Options
The table below summarizes activities related to stock options for the nine months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
Outstanding at September 30, 2019	11,302	$20.04
Exercised	(3,830)	$17.18
Equitable Adjustment - Cerence Spin-off (b)	1,883
Outstanding at June 30, 2020	9,355	$17.18	1.8 years	$0.1	million
Exercisable at June 30, 2020	9,355	$17.18	1.8 years	$0.1	million
Exercisable at June 30, 2019	13,116	$17.63	2.7 years	$—

(a)	The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of June 30, 2020 ($25.31) over the exercise price of the underlying options.

(b)	Effective with the spin-off of our Automotive business on October 1, 2019, outstanding equity awards were equitably adjusted by a conversion ratio of 1.16667 per one Nuance share then held.
The aggregate intrinsic values of stock options exercised during the nine months ended June 30, 2020 and 2019 were de minimis.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units
Restricted units are not included in issued and outstanding common stock until the units are vested and underlying shares are released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the nine months ended June 30, 2020:

	Number of Shares Underlying Restricted Units — Performance-Based Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2019	1,991,325	8,998,944
Granted	1,067,900	4,706,143
Earned/released	(303,198)	(6,295,504)
Forfeited	(438,981)	(1,362,545)
Equitable Adjustment - Cerence Spin-off (b)	303,074	1,316,006
Outstanding at June 30, 2020	2,620,120	7,363,044
Weighted average remaining recognition period of outstanding Restricted Units	1.6 years	1.6 years
Unrecognized stock-based compensation expense of outstanding Restricted Units	$22.0 million	$59.1 million
Aggregate intrinsic value of outstanding Restricted Units (a)	$66.3 million	$186.3 million

(a)
The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of June 30, 2020 ($25.31) over the purchase price of the underlying restricted units.

(b)	Effective with the spin-off of our Automotive business on October 1, 2019, outstanding equity awards were equitably adjusted by a conversion ratio of 1.16667 per one Nuance share then held.
A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2020	2019
Weighted-average grant-date fair value per share	$17.71	$17.30
Total intrinsic value of shares vested (in millions)	$115.6	$106.1
Performance-based restricted units outstanding as of June 30, 2020 and issued in fiscal years 2020 and 2019 include performance goals based on total shareholder return relative to our peers during the performance period. The awards actually earned will be up to one-hundred and fifty percent and two hundred percent of the target number of the performance-based restricted units. Compensation expense is recorded ratably over the performance period of the award based on the grant date fair value determined using a Monte Carlo simulation model, which included the following assumptions:

	Nine Months Ended June 30,
	2020	2019
Dividend yield	0.0%	0.0%
Expected volatility	27.73% - 28.24%	27.32% - 30.85%
Risk-free interest rate	1.40% - 1.62%	2.23% - 3.02%
Expected term (in years)	2.72 - 3	1 - 3

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Income Taxes
The components of income (loss) from continuing operations before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Domestic	$(11,060)	$(6,469)	$(13,740)	$(16,500)
Foreign	11,062	16,502	33,479	13,426
Income (loss) before income taxes	$2	$10,033	$19,739	$(3,074)
The components of (benefit) provision for income taxes from continuing operations are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Domestic	$(4,557)	$425	$(31,595)	$(1,704)
Foreign	(12,103)	10,295	(199)	13,833
(Benefit) provision for income taxes	$(16,660)	$10,720	$(31,794)	$12,129
Effective tax rate	NA	106.8%	(161.1)%	(394.6)%

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
We recorded a $16.7 million tax benefit on near-zero income (loss) before income taxes for the three months ended June 30, 2020, primarily due to the valuation allowance on deferred tax assets in the United States and a foreign tax benefit of $14.7 million related to prior-year intangible property transfers. The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.
The effective tax rate for the nine months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% due to a net $29.9 million deferred tax benefit from an adjustment to domestic valuation allowance, primarily related to the Cerence spin-off, and a foreign tax benefit of $14.7 million related to prior-year intangible property transfers. The effective tax rate for the nine months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.
Valuation Allowances
As of June 30, 2020 and September 30, 2019, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. Cumulative pretax losses have historically represented significant negative evidence of our ability to realize our domestic deferred tax assets. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of June 30, 2020, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Adjustment Related to the CARES Act
On March 27, 2020, the CARES Act was enacted, which provided a technical correction to a provision in the TCJA related to the characterization of federal net operating losses ("NOLs") generated during fiscal year 2018. Under the TCJA, NOLs generated in fiscal years that straddled December 31, 2017 were designated as indefinite-lived NOLs. The CARES Act amended this legislation to designate these NOLs as definite-lived NOLs. This recharacterization resulted in an increase of $6.5 million in deferred tax assets related to our definite lived NOLs, thus requiring additional valuation allowance of the same amount. The adjustment should have been recorded during the three months ended March 31, 2020.
We determined that these amounts are not material to our previously issued condensed consolidated financial statements for the three months ended March 31, 2020. The line items of our previously issued financial statements that are impacted by the adjustment are as follows (dollars in thousands, except per share):

	As of March 31, 2020
	Previously Reported	Adjustment	As Revised
Deferred tax liabilities	$63,942	$6,496	$70,438
Total liabilities	$2,641,033	$6,496	$2,647,529
Accumulated deficit	$(258,437)	$(6,496)	$(264,933)
Total stockholders’ equity	$1,115,717	$(6,496)	$1,109,221

	For the three Months Ended March 31, 2020
	Previously Reported	Adjustment	As Revised
Provision for income taxes	$14,810	$6,496	$21,306
Net loss from continuing operations	$(13,510)	$(6,496)	$(20,006)
Net loss	$(13,510)	$(6,496)	$(20,006)
Net loss per basic common share - Continuing operations	$(0.05)	$(0.02)	$(0.07)
Total net loss per basic common share	$(0.05)	$(0.02)	$(0.07)
Net loss per diluted common share - Continuing operations	$(0.05)	$(0.02)	$(0.07)
Total net loss per diluted common share	$(0.05)	$(0.02)	$(0.07)

15. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 "Contingencies". If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and the estimates are based only on the information available at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. As of June 30, 2020, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

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
As of June 30, 2020, our operating leases had a weighted average remaining lease term of 4.6 years and a weighted average discount rate of 3.8%.
Future lease payments under operating leases as of June 30, 2020 were as follows (dollars in thousands):

Fiscal Year	Operating Leases	Operating leases under restructuring	Total
2020	$7,285	$1,209	$8,494
2021	26,262	3,814	30,076
2022	21,829	3,267	25,096
2023	16,409	2,939	19,348
2024	14,456	1,629	16,085
Thereafter	53,085	3,189	56,274
Total	$139,326	$16,047	$155,373

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2020, we have subleased certain office space that is included in the above table to third parties. As of June 30, 2020, the aggregate sublease income to be recognized during the remaining lease terms is $13.1 million, with approximately an average of $2.0 million annually for each of the next five fiscal years and approximately $3.0 million thereafter.
Our operating lease cost was approximately $8.0 million for the three months ended June 30, 2020 and $24.2 million for the nine months ended June 30, 2020. Operating lease payments included within operating cash flows were $9.5 million for the three months ended June 30, 2020 and $27.4 million for the nine months ended June 30, 2020.

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

•	The Other segment consists primarily of voicemail transcription services after the sale of our Mobile Operator Services and the wind-down of devices in 2019.
As more fully described in Note 4, on October 1, 2019, we completed the spin-off of our Automotive business as an independent publicly traded company. Effective the first quarter of fiscal year 2020, our Automotive business's historical results of operations have been included within discontinued operations. For the three months ended June 30, 2019, $4.0 million of stranded costs previously allocated to our Automotive segment have been re-allocated to Healthcare, Enterprise, and Other; for the nine months ended June 30, 2019, $12.9 million of stranded costs previously allocated to our Automotive segment have been re-allocated to Healthcare, Enterprise, and Other.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to Income (loss) before income taxes (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Segment revenues:
Healthcare	$199,863	$228,384	$694,792	$704,911
Enterprise	130,392	137,888	406,310	383,217
Other	8,143	11,790	25,167	46,885
Total segment revenues	$338,398	$378,062	$1,126,269	$1,135,013
Less: acquisition-related revenues adjustments	—	(625)	(301)	(1,317)
Total revenues	$338,398	$377,437	$1,125,968	$1,133,696
Segment profit:
Healthcare	$62,885	$79,343	$227,838	$244,239
Enterprise	36,992	38,743	118,265	101,331
Other	5,045	3,045	14,020	13,416
Total segment profit	$104,922	$121,131	$360,123	$358,986
Corporate expenses and other, net	(28,389)	(36,328)	(87,711)	(103,279)
Acquisition-related revenues	—	(625)	(301)	(1,317)
Stock-based compensation	(33,135)	(30,181)	(98,030)	(84,476)
Amortization of intangible assets	(18,280)	(19,933)	(55,893)	(61,636)
Acquisition-related costs, net	(758)	(788)	(3,605)	(5,440)
Restructuring and other charges, net	(1,920)	(1,947)	(14,932)	(26,446)
Other expenses, net	(22,438)	(21,296)	(79,912)	(79,466)
Income (loss) before income taxes	$2	$10,033	$19,739	$(3,074)

No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
United States	$266,182	$310,902	$904,283	$926,870
International	72,216	66,535	221,685	206,826
Total revenues	$338,398	$377,437	$1,125,968	$1,133,696

18. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest paid	$22,068	$22,657	$49,897	$63,411
Income taxes paid	$13,456	$6,231	$26,632	$12,182

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. COVID-19 Pandemic
The novel coronavirus ("COVID-19") pandemic has disrupted economic markets, and the future economic impact, duration and spread of COVID-19 is uncertain at this time. Through June 30, 2020, our liquidity and operations had been adversely impacted by the pandemic. Our revenue for the third quarter was negatively impacted by reduced volume in medical transcription and radiology, as well as delays in professional services and software license transactions. Our operating cash flows were also negatively impacted by delayed collections. Nevertheless, the negative effects of the pandemic were partially mitigated by our proactive expense containment and reduction efforts.
As multiple states commenced a phased reopening towards the end of June, our transaction volumes in medical transcription and radiology solutions have mostly recovered from the lows in April. However, we expect the negative impact of COVID-19 to continue into the fourth quarter as the healthcare industry and many of our customers are still coping with the operational and financial disruptions caused by the pandemic. While we expect revenue to partially recover in the fourth quarter, we expect ongoing delayed cash collections as we continue to support our customers under our customer payment relief program.
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

•
Healthcare. Our healthcare segment provides intelligent systems that support a more natural and insightful approach to clinical documentation, freeing clinicians to spend more time caring for patients and helping technicians and health organizations drive meaningful financial and clinical outcomes. Our principal solutions include Nuance® Dragon Ambient eXperience™ ("DAX"), dragon medical cloud-based solutions ("Dragon Medical One"), computer assisted physician documentation ("CAPD"), clinical documentation improvement ("CDI") and coding, diagnostic solutions, and medical transcription services.

•
Enterprise. Our Enterprise segment is a leading provider of AI-powered intelligent customer engagement solutions and services, which enable enterprises and contact centers to enhance and automate customer service and sales engagement. Our principal solutions include interactive voice responses solutions, intelligent engagement solutions and security & biometric solutions.

•	Other. Our Other segment currently consists primarily of voicemail transcription services following the sale of our Mobile Operator Services business and the wind-down of Devices in 2019.

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

COVID-19 Impact
The novel coronavirus ("COVID-19") pandemic has disrupted economic markets, and the future economic impact, duration and spread of COVID-19 is uncertain at this time. Through June 30, 2020, our liquidity and operations had been adversely impacted by the pandemic. Our revenue for the third quarter was negatively impacted by reduced volume in medical transcription and radiology, as well as delays in professional services and software license transactions. Our operating cash flows were also negatively impacted by delayed collections. Nevertheless, the negative effects of the pandemic were partially mitigated by our proactive expense containment and reduction efforts.
As multiple states commenced a phased reopening towards the end of June, our transaction volumes in medical transcription and radiology solutions have mostly recovered from the lows in April. However, we expect the negative impact of COVID-19 to continue into the fourth quarter as the healthcare industry and many of our customers are still coping with the operational and financial disruptions caused by the pandemic. While we expect revenue to partially recover in the fourth quarter, we expect ongoing delayed cash collections as we continue to support our customers under our customer payment relief program.
As a precaution amid the pandemic, we borrowed $230.0 million under our revolving credit facility in March, which was fully repaid in June as we became more confident in our liquidity position. We remain committed to maximizing shareholders' return, and may resume our share repurchase activities based upon the prevailing market conditions, general economic conditions, capital allocation alternatives, and other factors.
While we continue to assess the full impact as the pandemic develops, we expect to our fiscal year 2020 revenue to be approximately $30 million to $70 million lower due to the pandemic. However, we expect the revenue reduction to be partially offset by lower discretionary spend. As a result, we expect to our full year operating margin to be approximately 50 basis points lower. Additionally, we expect our full year operating cash flows to be approximately $235 million to $265 million, which reflects lower revenue and cash collection delays due to the pandemic. As the pandemic situation develops, we may revise our assessment, and the actual amounts may differ materially from our estimates.
Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of key financial metrics for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, is as follows:

•	Total revenues were $1,126.0 million for the nine months ended June 30, 2020, as compared to $1,133.7 million for the nine months ended June 30, 2019;

•
Net income from continuing operations for the nine months ended June 30, 2020 was $51.5 million, compared to a net loss from continuing operations of $15.2 million for the nine months ended June 30, 2019;

•	Gross margins for the nine months ended June 30, 2020 were 56.9%, compared to 54.6% for the nine months ended June 30, 2019;

•	Operating margins for the nine months ended June 30, 2020 were 8.9%, compared to 6.7% for nine months ended June 30, 2019; and

•
Operating cash flows from continuing operations decreased by $38.3 million to $187.0 million for the nine months ended June 30, 2020, compared to $225.3 million for the nine months ended June 30, 2019.

RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Hosting and professional services	$225.3	$232.9	$(7.6)	(3.2)%
Product and licensing	48.7	78.2	(29.5)	(37.7)%
Maintenance and support	64.4	66.4	(2.0)	(3.0)%
Total revenues	$338.4	$377.4	$(39.0)	(10.3)%

United States	$266.2	$310.9	$(44.7)	(14.4)%
International	72.2	66.5	5.7	8.5%
Total revenues	$338.4	$377.4	$(39.0)	(10.3)%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Hosting and professional services	$691.3	$678.1	$13.2	1.9%
Product and licensing	243.5	252.3	(8.8)	(3.5)%
Maintenance and support	191.2	203.3	(12.1)	(6.0)%
Total revenues	$1,126.0	$1,133.7	$(7.7)	(0.7)%

United States	$904.3	$926.9	$(22.6)	(2.4)%
International	221.7	206.8	14.9	7.2%
Total revenues	$1,126.0	$1,133.7	$(7.7)	(0.7)%
The geographic split was 79% of total revenues in the United States and 21% internationally for the three months ended June 30, 2020, as compared to 82% of total revenues in the United States and 18% internationally for the three months ended June 30, 2019.
The geographic split was 80% of total revenues in the United States and 20% internationally for the nine months ended June 30, 2020, as compared to 82% of total revenues in the United States and 18% internationally for the nine months ended June 30, 2019.
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

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Hosting revenue	$191.8	$188.0	$3.8	2.0%
Professional services revenue	33.5	44.8	(11.3)	(25.3)%
Hosting and professional services revenue	$225.3	$232.9	$(7.6)	(3.2)%
As a percentage of total revenue	66.6%	61.7%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Hosting revenue	$584.6	$554.0	$30.6	5.5%
Professional services revenue	106.7	124.1	(17.4)	(14.0)%
Hosting and professional services revenue	$691.3	$678.1	$13.2	1.9%
As a percentage of total revenue	61.4%	59.8%

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Hosting revenue for the three months ended June 30, 2020 increased by $3.8 million, or 2.0%, primarily due to a $5.0 million increase in Healthcare and a $2.0 million increase in Enterprise, offset in part by a $3.2 million decrease in our Other segment. Healthcare hosting revenue increased primarily due to the continued growth in our Dragon Medical cloud-based solutions, offset in part by a decline in our medical transcription services, which was aggravated by the transaction volume loss during the COVID-19 pandemic. Enterprise hosting revenue increased primarily due to increases in security biometrics and voice engagement. Other hosting revenue decreased due to the wind-down of Devices and the sale of our Mobile Operator Services business in fiscal year 2019. As a percentage of total revenue, hosting revenue increased from 49.8% to 56.7% for the three months ended June 30, 2020.
Professional services revenue for the three months ended June 30, 2020 decreased by $11.3 million, or 25.3%, primarily due to a $12.6 million decrease in Healthcare, offset in part by a $1.5 million increase in Enterprise. Healthcare professional services revenue decreased primarily driven by lower revenue from EHR implementation due to project deferrals during the pandemic. Enterprise professional services revenue increased primarily due to the increase in our digital engagement. As a percentage of total revenue, professional services revenue decreased from 11.9% to 9.9% for the three months ended June 30, 2020.
Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019
Hosting revenue for the nine months ended June 30, 2020 increased by $30.6 million, or 5.5%, primarily due to a $42.5 million increase in Healthcare and a $4.2 million increase in Enterprise, offset in part by a $16.1 million decrease in our Other segment. Healthcare hosting revenue increased primarily due to the continued growth in our Dragon Medical cloud-based solutions, offset in part by a decline in our medical transcription services, which was aggravated by the transaction volume loss during the COVID-19 pandemic. Enterprise hosting revenue increased due to increases across all business lines. Other hosting revenue decreased due to the wind-down of Devices and the sale of our Mobile Operator Services business in fiscal year 2019. As a percentage of total revenue, hosting revenue increased from 48.9% to 51.9% for the nine months ended June 30, 2020.
Professional services revenue for the nine months ended June 30, 2020 decreased by $17.4 million, or 14.0%, primarily due to a $17.5 million decrease in Healthcare and a $2.4 million decrease in Other, offset in part by a $2.6 million increase in Enterprise. Healthcare professional services revenue decreased primarily due to lower revenue from EHR implementation due to project deferrals during the pandemic. Other professional services revenue decreased due to the wind-down of Devices and the sale of our Mobile Operator Services business in Brazil and India during fiscal year 2019. Enterprise professional services revenue increased primarily due to increases in our digital engagement and security biometrics. As a percentage of total revenue, professional services revenue decreased from 10.9% to 9.5% for the nine months ended June 30, 2020.
Product and Licensing Revenue
Product and licensing revenue primarily consist of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Product and licensing revenue	$48.7	$78.2	$(29.5)	(37.7)%
As a percentage of total revenue	14.4%	20.7%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Product and licensing revenue	$243.5	$252.3	$(8.8)	(3.5)%
As a percentage of total revenue	21.6%	22.3%
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Product and licensing revenue for the three months ended June 30, 2020 decreased by $29.5 million, or 37.7%, primarily due to a $17.9 million decrease in Healthcare and an $11.5 million decrease in Enterprise. Healthcare product and licensing revenue decreased primarily due to the continued transition from term licenses to cloud-based solutions. Enterprise product and licensing revenue decreased primarily due to the timing of software license transactions as well as the negative impact of COVID-19. As a percentage of total revenue, product and licensing revenue decreased from 20.7% to 14.4% for the three months ended June 30, 2020.

Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019
Product and licensing revenue for the nine months ended June 30, 2020 decreased by $8.8 million, or 3.5%, primarily due to a $17.4 million decrease in Healthcare and a $2.9 million decrease in Other, offset in part by an $11.5 million increase in Enterprise. Healthcare product and licensing revenue decreased primarily due to the continued transition from term licenses to cloud-based solutions. Enterprise product and licensing revenue increased as the increase in digital engagement was offset in part by decreases in security biometrics and voice engagement, which was primarily due to the timing of software license transactions as well as the negative impact of COVID-19. Other product and licensing revenue decreased primarily due to the wind-down of Devices. As a percentage of total revenue, product and licensing revenue decreased from 22.3% to 21.6% for the nine months ended June 30, 2020.
Maintenance and Support Revenue
Maintenance and support revenue primarily consist of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Maintenance and support revenue	$64.4	$66.4	$(2.0)	(3.0)%
As a percentage of total revenue	19.0%	17.6%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Maintenance and support revenue	$191.2	$203.3	$(12.1)	(6.0)%
As a percentage of total revenue	17.0%	17.9%
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Maintenance and support revenue for the three months ended June 30, 2020 decreased by $2.0 million, or 3.0%, primarily due to the decrease in Healthcare. Healthcare maintenance and support revenue decreased primarily due to the continued transition from term licenses with maintenance and support to cloud-based solutions. As a percentage of total revenue, maintenance and support revenue increased from 17.6% to 19.0% for the three months ended June 30, 2020.
Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019
Maintenance and support revenue for the nine months ended June 30, 2020 decreased by $12.1 million, or 6.0%, primarily due a $17.0 million decrease in Healthcare, offset in part by a $5.1 million increase in Enterprise. Healthcare maintenance and support revenue decreased primarily due to the continued transition from term licenses with maintenance and support to cloud-based solutions in Healthcare. Enterprise maintenance and support revenue increased primarily driven by the increase in license transactions in digital engagement and security biometrics. As a percentage of total revenue, maintenance and support revenue decreased from 17.9% to 17.0% for the nine months ended June 30, 2020.

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

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Cost of hosting and professional services revenue	$119.8	$138.4	$(18.6)	(13.4)%
As a percentage of professional services and hosting revenue	53.2%	59.4%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Cost of hosting and professional services revenue	$388.8	$409.3	$(20.5)	(5.0)%
As a percentage of professional services and hosting revenue	56.2%	60.4%
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Cost of hosting and professional services revenue for the three months ended June 30, 2020 decreased by $18.6 million, or 13.4%, primarily driven by lower transaction volume and project deferrals due to the COVID-19 pandemic. Gross margin increased by 6.2 percentage points primarily due to a favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based solutions from lower-margin medical transcription and EHR implementation services.
Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019
Cost of hosting and professional services revenue for the nine months ended June 30, 2020 decreased by $20.5 million, or 5.0%, primarily driven by lower transaction volume and project deferrals due to the COVID-19 pandemic. Gross margin increased by 4.1 percentage points primarily due to a favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based solutions from lower-margin medical transcription and EHR implementation services.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Cost of product and licensing revenue	$10.7	$18.7	$(8.0)	(42.9)%
As a percentage of product and licensing revenue	21.9%	23.9%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Cost of product and licensing revenue	$54.2	$60.5	$(6.3)	(10.4)%
As a percentage of product and licensing revenue	22.2%	24.0%
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Cost of product and licensing revenue for the three months ended June 30, 2020 decreased by $8.0 million, or 42.9%. Gross margin increased by 2.0 percentage points year-over-year. The decrease in cost and increase in gross margin were primarily due to the upfront recognition of certain project costs associated with digital engagement in the third quarter of fiscal year 2019.
Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019
Cost of product and licensing revenue for the nine months ended June 30, 2020 decreased by $6.3 million, or 10.4%. Gross margin increased by 1.7 percentage points year-over-year. The decrease in cost and increase in gross margin were primarily due to the upfront recognition of certain project costs associated with digital engagement in the third quarter of fiscal year 2019.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Cost of maintenance and support revenue	$7.3	$8.1	$(0.9)	(10.6)%
As a percentage of maintenance and support revenue	11.3%	12.3%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Cost of maintenance and support revenue	$23.0	$24.8	$(1.8)	(7.2)%
As a percentage of maintenance and support revenue	12.1%	12.2%
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Cost of maintenance and support revenue for the three months ended June 30, 2020 decreased by $0.9 million, or 10.6%, primarily due to the continued transition from license transactions with maintenance and support to cloud-based solutions in Healthcare. Gross margins increased by 1.0 percentage points primarily due to higher margins on diagnostics maintenance and support revenue.
Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019
Cost of maintenance and support revenue for the nine months ended June 30, 2020 decreased by $1.8 million, or 7.2%, primarily due to the continued transition from license transactions with maintenance and support to cloud-based solutions in Healthcare. Gross margins increased by 0.2 percentage, or remained essentially flat during the current period.
Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows R&D expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Research and development expense	$55.2	$47.1	$8.2	17.3%
As a percentage of total revenue	16.3%	12.5%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Research and development expense	$169.7	$139.7	$30.0	21.5%
As a percentage of total revenue	15.1%	12.3%
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
R&D expense increased by $8.2 million, or 17.3%, primarily due to higher compensation costs as we continued to invest in our core technologies to power new products and solutions.
Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019
R&D expense increased by $30.0 million, or 21.5%, primarily due to higher compensation costs as we continued to invest in our core technologies to power new products and solutions.

Sales and Marketing Expense
Sales and marketing expense include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Sales and marketing expense	$64.4	$65.3	$(1.0)	(1.5)%
As a percentage of total revenue	19.0%	17.3%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Sales and marketing expense	$201.8	$200.4	$1.5	0.7%
As a percentage of total revenue	17.9%	17.7%
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Sales and marketing expense for the three months ended June 30, 2020 decreased by $1.0 million, or 1.5%, as lower traveling and entertainment expenses were offset in part by our investment in sales force to support new products and solutions.
Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019
Sales and marketing expense for the nine months ended June 30, 2020 increased by $1.5 million, or 0.7%, as lower traveling and entertainment expenses were more than offset by our investment in sales force to support new products and solutions.
General and Administrative Expense
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
General and administrative expense	$37.7	$45.8	$(8.2)	(17.8)%
As a percentage of total revenue	11.1%	12.1%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
General and administrative expense	$114.4	$129.2	$(14.8)	(11.5)%
As a percentage of total revenue	10.2%	11.4%
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
G&A expense decreased by $8.2 million, or 17.8%, primarily driven by decreases in compensation and professional services costs due to our cost saving initiatives, and lower traveling and entertainment expenses.
Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019
G&A expense decreased by $14.8 million, or 11.5%, primarily driven by decreases in compensation and professional services costs due to our cost saving initiatives, and lower traveling and entertainment expenses.

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

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Cost of revenue	$6.4	$6.6	$(0.1)	(2.0)%
Operating expenses	11.8	13.4	(1.5)	(11.4)%
Total amortization expense	$18.3	$19.9	$(1.7)	(8.3)%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Cost of revenue	$19.7	$20.6	$(0.9)	(4.5)%
Operating expenses	36.2	41.0	(4.8)	(11.7)%
Total amortization expense	$55.9	$61.6	$(5.7)	(9.3)%
The decreases in total amortization of intangible assets for the three and nine months ended June 30, 2020, as compared to the prior year periods, were primarily due to certain intangible assets having been fully amortized or written off during fiscal year 2019.
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

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Transition and integration costs	$0.9	$1.2	$(0.4)	(29.5)%
Professional service fees	(0.1)	0.9	(0.9)	(109.2)%
Acquisition-related adjustments	—	(1.3)	1.3	(96.8)%
Total Acquisition-related costs, net	$0.8	$0.8	$—	(3.8)%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Transition and integration costs	$3.7	$6.1	$(2.4)	(38.9)%
Professional service fees	(0.1)	1.2	(1.2)	(104.5)%
Acquisition-related adjustments	—	(1.8)	1.8	(97.6)%
Total Acquisition-related costs, net	$3.6	$5.4	$(1.8)	(33.7)%
The decreases in Acquisition-related cost, net for the nine months ended June 30, 2020 were primarily due to overall reduced acquisition and integration activities as we focus on portfolio optimization and organizational simplification.

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

	Three Months Ended June 30,
	2020					2019
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$119	$2	$121	$—	$121	$222	$1	$223	$—	$223
Enterprise	(121)	76	(45)	—	(45)	(165)	—	(165)	—	(165)
Other	—	34	34	—	34	529	15	544	239	783
Corporate	445	9	454	1,356	1,810	730	354	1,084	22	1,106
Total	$443	$121	$564	$1,356	$1,920	$1,316	$370	$1,686	$261	$1,947

	Nine Months Ended June 30,
	2020					2019
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,901	$1,777	$3,678	$—	$3,678	$4,672	$142	$4,814	$—	$4,814
Enterprise	1,416	794	2,210	—	2,210	5,086	13	5,099	—	5,099
Other	—	(277)	(277)	—	(277)	1,443	15	1,458	3,306	4,764
Corporate	1,461	360	1,821	7,500	9,321	2,680	676	3,356	8,413	11,769
Total	$4,778	$2,654	$7,432	$7,500	$14,932	$13,881	$846	$14,727	$11,719	$26,446
Fiscal Year 2020
For the nine months ended June 30, 2020, we recorded restructuring charges of $7.4 million, which included $4.8 million related to the termination of approximately 186 employees and $2.7 million related to the shutdown of certain facilities. Of these amounts, $0.6 million was recorded for the three months ended June 30, 2020, which included $0.4 million related to the termination of approximately 111 employees and $0.1 million related to the shutdown of facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the footprint of our offices and facilities. We expect the remaining outstanding severance of $1.2 million to be substantially paid during fiscal year 2020, and the remaining balance of $14.1 million related to facilities to be paid through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the nine months ended June 30, 2020, we recorded $4.6 million expenses related to the separation of our Automotive business, a $2.0 million impairment charge a right-of-use asset due to the COVID-19 pandemic, and a $0.9 million expense related to a malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"). Of these amounts, we recorded $0.4 million related to the separation of our Automotive business and $0.9 million related to the 2017 Malware Incident for the three months ended June 30, 2020.
Fiscal Year 2019
For the nine months ended June 30, 2019, we recorded restructuring charges of $14.7 million, which included $13.9 million related to the termination of approximately 305 employees and $0.8 million related to the shutdown of certain facilities. Of these amounts, $1.7 million was recorded for the three months ended June 30, 2019, which included $1.3 million related to the termination of approximately 31 employees and $0.4 million related to the shutdown of facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the nine months ended June 30, 2019, we recorded $9.2 million of professional services fees related to the execution of our corporate transformational efforts and $3.3 million of accelerated depreciation related to our Mobile Operator Services business, offset in part by a $0.7 million cash receipt from insurance claims related to the 2017 Malware Incident. Of these amounts, we recorded $0.4 million of professional services fees related to the execution of our corporate transformational efforts and $0.2 million of accelerated depreciation related to our Mobile Operator Services business, offset in part by a $0.4 million cash receipt related to the 2017 Malware Incident for the three months ended June 30, 2019.

Other (Expense) Income, Net
A summary is as follows (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Interest income	$0.6	$3.8	$(3.2)	(83.9)%
Interest expense	(23.7)	(28.4)	4.7	(16.5)%
Other income, net	0.6	3.3	(2.7)	(80.7)%
Total other expense, net	$(22.4)	$(21.3)	$(1.1)	5.4%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Interest income	$4.3	$10.0	$(5.7)	(56.9)%
Interest expense	(71.1)	(91.8)	20.7	(22.5)%
Other (expense) income, net	(13.1)	2.3	(15.4)	(663.3)%
Total other expense, net	$(79.9)	$(79.5)	$(0.4)	0.6%
Interest income for the three and nine months ended June 30, 2020 decreased primarily due to lower yields on marketable securities for the current year periods.
Interest expense for the three and nine months ended June 30, 2020 decreased as we repaid $300.0 million of the 2020 Senior Notes in March 2019 and $300.0 million of the 2024 Senior Notes in October 2019. We also repurchased $123.8 million notional amounts of the 1.25% and 1.5% Convertible Debentures during the second quarter of fiscal year 2020.
Other income, net for the three months ended June 30, 2020 decreased primarily due to income recognized under the transition services agreement related to the Imaging sale in fiscal year 2019. Other expense, net for the nine months ended June 30, 2020 increased primarily due to losses on redemption and repurchases of debt in fiscal year 2020, offset in part by higher gains on foreign currency transactions.
(Benefit) Provision for Income Taxes
The following table shows the (benefit) provision for income taxes on continuing operations and the effective income tax rate (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
(Benefit) provision for income taxes	$(16.7)	$10.7	$(27.4)	(255.4)%
Effective income tax rate	NA	106.8%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
(Benefit) provision for income taxes	$(31.8)	$12.1	$(43.9)	(362.1)%
Effective income tax rate	(161.1)%	(394.6)%
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
We recorded a $16.7 million tax benefit on near-zero income (loss) before income taxes for the three months ended June 30, 2020, primarily due to the valuation allowance on deferred tax assets in the United States and a foreign tax benefit of $14.7 million related to prior-year intangible property transfers. The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.
The effective tax rate for the nine months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% due to a net $29.9 million deferred tax benefit from an adjustment to domestic valuation allowance, primarily related to the Cerence spin-off, and a foreign tax benefit of $14.7 million related to prior-year intangible property transfers. The effective tax rate for the nine months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.
Valuation Allowances
As of June 30, 2020 and September 30, 2019, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to continue maintaining valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. Cumulative pretax losses have historically represented significant negative evidence of our ability to realize our domestic deferred tax assets. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of June 30, 2020, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
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

SEGMENT ANALYSIS
As more fully described in Note 4, on October 1, 2019, we completed the spin-off of our Automotive business as an independent publicly traded company. Effective the first quarter of fiscal year 2020, our Automotive business's historical results of operations have been included within discontinued operations. For the three months ended June 30, 2019, $4.0 million of stranded costs previously allocated to our Automotive segment have been re-allocated to Healthcare, Enterprise, and Other; for the nine months ended June 30, 2019, $12.9 million of stranded costs previously allocated to our Automotive segment have been re-allocated to Healthcare, Enterprise, and Other.
The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended June 30,		Change	Percent Change
	2020	2019
Segment Revenues (a):
Healthcare	$199.9	$228.4	$(28.5)	(12.5)%
Enterprise	130.4	137.9	(7.5)	(5.4)%
Other	8.1	11.8	(3.6)	(30.9)%
Total segment revenues	$338.4	$378.1	$(39.7)	(10.5)%
Less: acquisition related revenues adjustments	—	(0.6)	0.6	(100.0)%
Total revenues	$338.4	$377.4	$(39.0)	(10.3)%
Segment Profit:
Healthcare	$62.9	$79.3	$(16.5)	(20.7)%
Enterprise	37.0	38.7	(1.8)	(4.5)%
Other	5.0	3.0	2.0	65.7%
Total segment profit	$104.9	$121.1	$(16.2)	(13.4)%
Segment Profit Margin:
Healthcare	31.5%	34.7%	(3.3)
Enterprise	28.4%	28.1%	0.3
Other	62.0%	25.8%	36.1
Total segment profit margin	31.0%	32.0%	(1.0)

	Nine Months Ended June 30,		Change	Percent Change
	2020	2019
Segment Revenues (a):
Healthcare	$694.8	$704.9	$(10.1)	(1.4)%
Enterprise	406.3	383.2	23.1	6.0%
Other	25.2	46.9	(21.7)	(46.3)%
Total segment revenues	$1,126.3	$1,135.0	$(8.7)	(0.8)%
Less: acquisition related revenues adjustments	(0.3)	(1.3)	1.0	(77.1)%
Total revenues	$1,126.0	$1,133.7	$(7.7)	(0.7)%
Segment Profit:
Healthcare	$227.8	$244.2	$(16.4)	(6.7)%
Enterprise	118.3	101.3	16.9	16.7%
Other	14.0	13.4	0.6	4.5%
Total segment profit	$360.1	$359.0	$1.1	0.3%
Segment Profit Margin:
Healthcare	32.8%	34.6%	(1.9)
Enterprise	29.1%	26.4%	2.7
Other	55.7%	28.6%	27.1
Total segment profit margin	32.0%	31.6%	0.3

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

•	Healthcare segment revenue decreased by $28.5 million, or 12.5%, primarily driven by:

◦
Revenue from Dragon Medical cloud-based solutions increased by $18.1 million, or 33.8%, to $71.4 million for the three months ended June 30, 2020 from $53.3 million for the three months ended June 30, 2019, primarily due to the continued market penetration and customer transition to our cloud-based solutions.

◦
Revenue from radiology and other decreased by $18.0 million, or 32.3%, to $37.7 million for the three months ended June 30, 2020 from $55.7 million for the three months ended June 30, 2019, primarily due to the timing of multi-year term license renewals and the negative impact of COVID-19.

◦
Revenue from transcription services decreased by $13.3 million, or 26.0%, to $37.9 million for the three months ended June 30, 2020 from $51.2 million for the three months ended June 30, 2019, primarily driven by customers' transition to our cloud-based solutions and lower transaction volume due to COVID-19.

◦
Revenue from Dragon Medical licensing and maintenance and support decreased by $4.5 million, or 20.1%, to $17.8 million for the three months ended June 30, 2020 from $22.3 million for the three months ended June 30, 2019, primarily driven by the continued transition from term licenses sold with maintenance and support to cloud-based solutions.

◦
Professional services revenue decreased by $12.9 million or 61.8%, to $8.0 million for the three months ended June 30, 2020 from $20.9 million for the three months ended June 30, 2019, primarily driven by lower revenue related to EHR implementation due to project deferrals during the pandemic.

•
Enterprise segment revenue decreased by $7.5 million, or 5.4%, as the growth in digital engagement was more than offset by decreases in security biometrics and voice engagement, which was primarily due to the timing of software license transactions and the negative impact of COVID-19.

•	Other segment revenue decreased by $3.6 million, or 30.9%, as we continue to wind down our Other segment.
Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019

•	Healthcare segment revenue decreased by $10.1 million, or 1.4%, primarily driven by:

◦
Revenue from Dragon Medical cloud-based solutions increased by $61.6 million, or 43.0%, to $204.8 million for the nine months ended June 30, 2020 from $143.2 million for the nine months ended June 30, 2019, primarily due to the continued market penetration and customer transition to our cloud-based solutions.

◦
Revenue from radiology and other decreased by $4.7 million, or 2.5%, to $179.7 million for the nine months ended June 30, 2020 from $184.4 million for the nine months ended June 30, 2019, primarily due to the timing of multi-year term license renewals and the negative impact of COVID-19.

◦
Revenue from transcription services decreased by $29.8 million, or 18.3%, to $132.8 million for the nine months ended June 30, 2020 from $162.6 million for the nine months ended June 30, 2019, primarily driven by customers' transition to our cloud-based solutions and lower transaction volume due to COVID-19.

◦
Revenue from Dragon Medical licensing and maintenance and support decreased by $20.1 million, or 25.4%, to $58.9 million for the nine months ended June 30, 2020 from $78.9 million for the nine months ended June 30, 2019, primarily driven by the continued transition from term licenses sold with maintenance and support to cloud-based solutions.

◦
Professional services revenue decreased by $15.9 million or 29.1%, to $38.8 million for the nine months ended June 30, 2020 from $54.7 million for the nine months ended June 30, 2019, primarily driven by lower revenue related to EHR implementation due to project deferrals during the pandemic.

•
Enterprise segment revenue increased by $23.1 million, or 6.0%, as the growths in digital engagement and security biometrics were offset in part by the decrease in voice engagement, which was primarily due to the timing of software license transactions and the negative impact of COVID-19.

•	Other segment revenue decreased by $21.7 million, or 46.3%, as we continue to wind down our Other segment.

Segment Profit
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

•
Healthcare segment profit decreased by $16.5 million, or 20.7%, primarily due to lower revenue and higher R&D and sales and marketing expenses, offset in part by gross margin improvement. The increases in R&D and sales and marketing expenses were primarily due to higher spend to support the development and launch of new products and solutions. Gross margin increased primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription and EHR implementation services. As a result, segment profit margin decreased by 3.3 percentage points to 31.5%.

•
Enterprise segment profit decreased by $1.8 million, or 4.5%, primarily due to lower revenue and higher R&D expense, offset in part by higher gross margin and lower sales and marketing expenses. Gross margin increased primarily due to the upfront recognition of certain project costs associated with digital engagement in the same period of last year. The increase in R&D expense was primarily due to higher spend on core technologies to support future growth. The decrease in sales and marketing expense was primarily driven by lower travel and entertainment expenses due to the pandemic. As a result, segment profit margin increased by 0.3 percentage points to 28.4%.

•
Other segment profit increased by $2.0 million, or 65.7%, primarily driven by lower expense profile of the remaining business, offset in part by lower revenue as we continue to wind down our Other segment. As a result, segment profit margin increased by 36.1 percentage points to 62.0%.

Nine Months Ended June 30, 2020 compared to Nine Months Ended June 30, 2019

•
Healthcare segment profit decreased by $16.4 million, or 6.7%, primarily due to lower revenue and higher R&D and sales and marketing expenses, offset in part by gross margin improvement. Gross margin increased primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription and EHR implementation services. The increases in R&D and sales and marketing expenses were primarily due to higher spend to support the development and launch of new products and solutions. As a result, segment profit margin decreased by 1.9 percentage points to 32.8%.

•
Enterprise segment profit increased by $16.9 million, or 16.7%, primarily due to higher segment revenue and gross margin, offset in part by higher R&D and sales and marketing expenses. Gross margin improvement was primarily driven by a favorable shift in revenue mix towards higher margin licensing revenue. The increase in R&D expense was primarily due to higher spend on core technologies to support future growth. The increase in sales and marketing expense was primarily driven by higher commission costs due to higher bookings, offset in part by lower travel and entertainment expenses due to the pandemic. As a result, segment profit margin increased by 2.7 percentage points to 29.1%.

•
Other segment profit increased by $0.6 million, or 4.5%, primarily driven by lower expense profile of the remaining business, offset in part by lower revenue as we continue to wind down our Other segment. As a result, segment profit margin increased by 27.1 percentage points to 55.7%.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $312.8 million as of June 30, 2020, a decrease of $452.0 million from $764.8 million as of September 30, 2019. Our working capital, defined as total current assets less total current liabilities from continuing operations, was $148.1 million as of June 30, 2020, compared to $591.3 million as of September 30, 2019. As of June 30, 2020, we had $240.0 million available for borrowing under our revolving credit facility. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $75.8 million as of June 30, 2020 and $135.9 million as of September 30, 2019. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.
As more fully described in "COVID-19 Impact" in the "Overview", we expect our full year operating cash flows to be approximately$235 million to $265 million, which reflects lower revenue and delayed collections due to the pandemic. As a precaution amid the pandemic, we borrowed $230.0 million under our revolving credit facility in March, which was fully repaid in June as we became more confident in our liquidity position. We remain committed to maximizing shareholders' return in the long term, and may resume our share repurchase activity based upon the prevailing market conditions, general economic conditions, capital allocation alternatives, and other factors. We believe our existing cash and investments, revolving credit facility, and future cash flows from operations to be sufficient for future liquidity needs.
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
For the nine months ended June 30, 2020, we incurred cash payments of $13.3 million related to the separation and spin-off of our Automotive business, which have been presented as operating cash flows from discontinued operations.
Net Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2020 was $173.7 million, a decrease of $123.5 million from $297.2 million cash provided for the nine months ended June 30, 2019. The decrease was primarily due to:

•	A decrease of $78.0 million in cash provided due to unfavorable changes in working capital, primarily due to the timing of cash collections and cash payments;

•	A decrease of $85.2 million in cash flows from discontinued operations; offset in part by,

•	An increase of $36.5 million in cash provided due to higher income before non-cash charges; and

•
An increase of $3.3 million in cash provided from changes in deferred revenue. Deferred revenue had a positive effect of $19.7 million on operating cash flows for the nine months ended June 30, 2020, as compared to $16.4 million for the nine months ended June 30, 2019.

Net Cash Provided by Investing Activities
Cash provided by investing activities for the nine months ended June 30, 2020 was $88.4 million, a decrease of $289.8 million from $378.3 million cash provided for the nine months ended June 30, 2019. The decrease was primarily due to:

•	Net proceeds of $407.0 million, primarily from the sale of our Imaging business during the second quarter of fiscal year 2019;

•	An increase of $13.3 million in cash used for capital expenditures; offset in part by,

•	An increase of $126.0 million in net proceeds from the sale and purchase of marketable securities and other investments; and

•	An increase of $4.5 million in cash used in other investing activities.
Net Cash Used in Financing Activities
Cash used in financing activities for the nine months ended June 30, 2020 was $579.4 million, an increase of $123.1 million from $456.3 million cash used for the nine months ended June 30, 2019. The increase was primarily due to:

•	An increase of $213.6 million in cash used for the repayment and redemption of debt; and

•	An increase of $48.3 million in cash used for share repurchases; offset in part by,

•	A net contribution of $139.1 million from Cerence in connection with the spin-off of our Automotive business during the first quarter of fiscal year 2020.
Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 10 to the accompanying condensed consolidated financial statements. For the nine months ended June 30, 2020, we spent approximately $513.6 million on repurchase and redemption of debt:

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

•	In March 2020, we redeemed the remaining outstanding $46.6 million of our 2.75% 2031 Debentures at par.

•	On March 24, 2020, we borrowed $230.0 million under our revolving credit facility at an effective interest rate of 2.68% per annum, which was fully repaid on June 26, 2020.
As of June 30, 2020, we were in compliance with all the debt covenants.
We may from time to time, depending on market and business conditions, repurchase outstanding debt in the open market or by private negotiation. We will not incur any cash interest payments during the fourth quarter of fiscal year 2020 due to the timing of such payments due. We expect to fund our debt service requirements through existing sources of liquidity and our operating cash flows.
Share Repurchase Program
On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved an additional $500.0 million under our share repurchase program. Under the terms of the share repurchase program, we have the ability to repurchase shares from time to time through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The share repurchase program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us at any time without prior notice. The timing and the amount of any purchases are subject to our assessment of the prevailing market conditions, general economic conditions, capital allocation alternatives, and other factors.
We did not repurchase any shares of our common stock for the three months ended June 30, 2020 and repurchased 9.5 million shares of our common stock for $169.2 million for the nine months ended June 30, 2020. We repurchased 1.7 million shares of our common stock for $29.6 million for the three months ended June 30, 2019, and repurchased 7.8 million shares of our common stock for $120.9 million for the nine months ended June 30, 2019 under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased an aggregate of 73.8 million shares for $1,238.8 million. As of June 30, 2020, approximately $261.2 million remained available for future repurchases under the program.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	2020	2021 and 2022	2023 and 2024	Thereafter
Convertible debentures (1)	$1,166.6	$—	$227.4	$676.5	$262.7
Senior notes (2)	500.0	—	—	—	500.0
Interest payable on long-term debt (3)	217.5	10.4	80.0	64.5	62.6
Letters of credit (4)	2.5	2.5	—	—	—
Lease obligations and other liabilities:
Operating leases (5)	139.4	7.3	48.1	30.9	53.1
Operating leases under restructuring	16.1	1.2	7.1	4.6	3.2
Purchase commitments for inventory, property and equipment (6)	160.0	17.5	99.1	43.4	—
Total contractual cash obligations	$2,202.1	$38.9	$461.7	$819.9	$881.6

(1)
Pursuant to the terms of each convertible instrument, holders have the right to redeem the debt on specific dates prior to maturity. The repayment schedule above assumes that payment is due on the next redemption date after June 30, 2020.

(2)	The repayment schedule reflects all the senior notes outstanding as of June 30, 2020.

(3)
Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of June 30, 2020, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(4)	Letters of credit are in place primarily to secure future operating lease payments.

(5)
Obligations include contractual lease commitments related to facilities that have subsequently been subleased. As of June 30, 2020, we have subleased certain facilities with total sublease income of $13.1 million through fiscal year 2027.

(6)	These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customer backlog.
Total unrecognized tax benefits as of June 30, 2020 were $26.0 million. We do not expect any significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of pre-determined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of June 30, 2020, we may be required to pay the selling stockholders up to $4.8 million upon achieving specified performance goals, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. Additionally, as of June 30, 2020, the remaining deferred payment obligations of $12.4 million to certain former stockholders, which are contingent upon their continued employment, will be recognized ratably as compensation expense over the remaining requisite service periods.
Off-Balance Sheet Arrangements
Through June 30, 2020, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of June 30, 2020, we had not designated any contracts as fair value or cash flow hedges. The contracts generally have a maturity of less than 90 days. As of June 30, 2020, the notional contract amount of outstanding foreign currency exchange contracts was $41.4 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.

At June 30, 2020, we held approximately $312.8 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $3.1 million per annum, based on the June 30, 2020 reported balances of our investment accounts.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $25.31 as of June 30, 2020 (dollars in millions):

	June 30, 2020
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
1.5% 2035 Debentures	$293.9	$279.2	$23.8	$27.9
1.0% 2035 Debentures	$789.4	$709.7	$46.4	$71.0
1.25% 2025 Debentures	$367.9	$337.6	$25.4	$33.8

Item 4.	Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information
Item 1.Legal Proceedings
This information is included in Note 15, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
Item 1A.Risk Factors
Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019 sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three and six months ended June 30, 2020. Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report. The following risk factor should be read in conjunction with the risk factors included in our Annual Report.
Our liquidity and operations have been adversely impacted, and our business, financial condition, results of operations and cash flows may continue to be adversely impacted, by the novel coronavirus (COVID-19).
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
We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. While we have not experienced significant disruptions to our ability to conduct business thus far as a result of the pandemic, we are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. In addition, many of our customers are hospitals and other healthcare providers that are facing capital shortages and other changes to their businesses as they focus on fighting the pandemic. As a result, in particular with respect to our healthcare customers, our net new sales may continue to be lower than expected; our ability to recognize revenue may continue to be negatively impacted due to implementation delays, decreased utilization of certain products such as our HIM, PowerScribe and DAX solutions, decrease in volumes where we have transaction-based revenue, or other factors; our collections may continue to be delayed, which will negatively affect our cash flows; some customers may go out of business, and we will be unsecured creditors and may not be able to collect what we are owed; our ability to provide 24x7 worldwide support to our customers may be affected; and our employees’ productivity may be negatively impacted as a result of almost all of our workforce working from home. The pandemic and accompanying market volatility, uncertainty and economic disruption may also have the effect of heightening many of the other risks described in the “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K. The ultimate impact of the COVID-19 pandemic and the effects of the operational changes we have made in response cannot be accurately predicted at this time. The COVID-19 pandemic has adversely affected our results of operations and liquidity as of June 30, 2020, and may continue to adversely impact our business, results of operations, cash flows and financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2020 - April 30, 2020	—	—	—	$261.2 Million
May 1, 2020 - May 31, 2020	—	—	—	$261.2 Million
June 1, 2020 - June 30, 2020	—	—	—	$261.2 Million
Total	—		—

(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved additional $500.0 million under our share repurchase program. As of June 30, 2020, approximately $261.2 million remained available for future repurchases under the program.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	000-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	001-36056	3.4	11/7/2019
10.1	Amendment No. 3, dated as of July 31, 2020, to the Revolving Credit Agreement, dated April 15, 2016, among Nuance Communications, Inc., the lender’s party thereto, Barclays Bank PLC, as Administrative Agent, and the other parties named therein	8-K	001-36056	10.1	8/5/2020
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X
104	The cover page of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 6, 2020.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer