Form 10-K
period 2020-09-30
Nuance Communications, Inc.
filed 2020-11-19
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Emerging growth company	☐
		Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of March 31, 2020, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $3.9 billion based on the closing sale price as reported on the Nasdaq Global Select Market for such date.
The number of shares of the registrant’s common stock, outstanding as of October 31, 2020, was 282,953,777.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our future revenue, cost of revenue, research and development expense, selling, general and administrative expenses, amortization of intangible assets and gross margin, earnings, cash flows and liquidity; our strategy relating to our segments; the potential of future product releases; our product development plans and investments in research and development; future acquisitions and anticipated benefits from acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal year 2021 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements, except to the extent required by law.
Item 1.Business
Overview
Nuance Communications, Inc. ("We", "Nuance", or the "Company") is a technology pioneer and market leader in conversational artificial intelligence ("AI") and ambient clinical intelligence. We deliver intuitive solutions that understand, analyze, and respond to people - amplifying their ability to help others with increased productivity and security. We work with thousands of organizations globally across healthcare, financial services, telecommunications, government, and retail - to create stronger relationships and better experiences for their customers and workforce. We offer our customers a wide range of products and services, including clinical documentation, solutions for clinicians, radiologists and care teams, as well as intelligent customer engagement and security biometric solutions for leading brands. In addition, our solutions increasingly utilize our innovations in AI, including cognitive sciences and machine learning to create smarter, more natural experiences with technology. Using advanced analytics and algorithms, our technologies create personalized experiences and transform the way people interact with information and the technology around them. We market and sell our solutions and technologies around the world directly through a dedicated sales force and a global network of resellers, including system integrators, independent software vendors, value-added resellers, distributors, hardware vendors, telecommunications carriers and e-commerce websites.
We are a global organization steeped in research and development ("R&D"). We have approximately 1,600 language scientists, developers, and engineers dedicated to continually refining our technologies and advancing our portfolio to better meet our customers’ diverse and changing needs. As of September 30, 2020, we had operations and sales force in 28 countries. Our corporate headquarters is in Burlington, Massachusetts, and our international headquarters is in Dublin, Ireland. In fiscal year 2020, our revenue was approximately $1.5 billion.
In connection with our ongoing comprehensive portfolio and business review, during the first quarter of 2021, we announced our strategic plan to sell our medical transcription and EHR go-live businesses to Assured Healthcare Partners and Aeries Technology Group. These businesses provide critical support to healthcare organizations, and upon the closing of the sale, Nuance will be both a minority stakeholder and business partner committed to the success of the new business, named DeliverHealth Solutions.
As a result, we expect the results of medical transcription and EHR go-live businesses to be included within discontinued operations on the consolidated statements of operations, and the related assets and liabilities to be classified as assets and liabilities held for sale on the consolidated balance sheets effective the first quarter of fiscal year 2021.
Our Strategy
With the sale of our Imaging segment, the spin-off of our Automotive segment, the exit of our Mobile Operator Services business and the wind-down of Devices, as well as the anticipated sale of our medical transcription and EHR go-live businesses, we are positioned to be a simpler and more growth-oriented company, which enables us to prioritize and execute our conversational AI strategies within Healthcare and Enterprise. The key elements of our strategy include:

•
Transitioning to and expansion of our Healthcare cloud-based offerings. We are transitioning our Healthcare solutions to the cloud, enabling us to shift our revenue mix to a more subscription-based, higher-value recurring model. We have established Nuance as a cloud platform in all our strategic solutions within Healthcare. During fiscal year 2020, we continued to make significant progress migrating our customers to the cloud with Dragon Medical One ("DMO") PowerScribe One, and CDE One. We launched new cloud solutions, such as cloud-based Computer-Assisted Physician Documentation ("CAPD") solutions, and Nuance® Dragon Ambient eXperience™ (DAX™), an ambient clinical intelligence ("ACI") solution. We have created a go-to-market approach that aligns sales compensation to our cloud models, and have enabled our channel to sell Dragon Medical cloud. We also launched new Dragon Medical cloud offerings in certain international markets, including France, Belgium, Netherlands, Germany, and Finland.

•
Expanding our Intelligent Engagement portfolio in Enterprise, with a focus on cloud. While we maintain leadership in interactive voice response ("IVR") offerings, we have increased our focus on Intelligent Engagement growth opportunities, including digital, voice, and Security and Biometrics solutions. We expanded the cloud-native stack with the roll-out of Nuance Mix™ and Intelligent Engagement Services for Conversational AI, Messaging, and Agent AI. We continue to grow our market share of Nuance Gatekeeper, a cloud-native voice biometrics and authentication solution. These solutions offer customers more flexible integration with third-party systems and the ability to deploy across hosted, public, or private clouds. It gives large enterprises flexible deployment options while making Nuance technology available to smaller organizations via the cloud model.

•
Accelerating our innovation activities. We are accelerating investment in research and development ("R&D"), focusing on new AI products that deliver additional value to our existing customer base. In Healthcare we continued to expand the number of specialties supported by Nuance DAX and launched Nuance DAX for telehealth. Building on our Dragon Medical One platform, we offer CAPD solutions for sub-specialties, including surgical, cardiovascular, pediatrics, and the emergency department, as well as new capabilities for the clinical documentation specialists through CDE One. Building on our large radiology installed base, we offer a suite of additional offerings for image sharing, communication, workflow orchestration, incidental findings follow-up, and the AI marketplace for Diagnostic Imaging in Healthcare. In Enterprise, building on our strong footprint in the Fortune 100 with IVR, we increase revenue, cost savings, and customer satisfaction through the addition of digital offerings and security and biometrics solutions for a seamless omnichannel experience. Enterprises have a choice of deployment whether they leverage our world-class professional services team or leverage Nuance Mix, an open enterprise-grade, SaaS tooling suite for creating advanced conversational experiences that power virtual assistants and IVR using Nuance’s industry-leading and cloud-agnostic conversational AI.

•
Expanding our go-to-market presence. We are increasing sales coverage in new markets and developing solutions to build on our platform approach to increase our customer lifetime value. In Healthcare, we are pursuing under-served markets, including community hospitals, ambulatory clinics, and surgery centers. We also launched new solutions for specialty areas such as pediatrics, the emergency department, cardiovascular, and surgical. In Enterprise, we are expanding our Intelligent Engagement solutions into our existing IVR customer base and delivering new rapid AI development tools that will allow us to increase our penetration into mid-market accounts.

•
Expanding internationally. In Healthcare, we continue to expand our international presence in the U.K., France, DACH region, Nordics, Australia, and Canada with a growing direct sales force and new offerings. We launched new Dragon Medical cloud offerings in certain international markets, including the Netherlands, Belgium, Luxembourg, Germany, Austria, Sweden, Denmark, Norway, and Finland. In Enterprise, we continue to expand our international presence in the U.K., France, Spain, Germany, Italy, Japan, Australia, New Zealand, Mexico, Brazil, Argentina, and Canada with expanded Intelligent Engagement offerings and sales focus.

•
Growing through targeted acquisitions and strategic investments. While organic growth is our priority, we also expect to selectively and opportunistically pursue acquisitions and investments in businesses and technologies that advance the strategies described above.

Segments
As of September 30, 2020, we had three reportable segments: Healthcare, Enterprise, and Other. See Note 23 to the consolidated financial statements for additional information about our reportable segments. We offer our solutions and technologies to our customers in a variety of ways, including via hosted cloud-based solutions, perpetual and term software licenses, implementation and custom solution development services and maintenance and support. Our product revenues include traditional perpetual licensing, term-based licensing, royalties, and consumer sales. Our hosting, royalty, term license and maintenance and support revenues are recurring in nature as our customers use our products on an ongoing basis to handle their needs in clinical documentation, radiology diagnosis, and enterprise customer services. Our professional services offer a continuing revenue stream, whether it is provided in connection with our software solutions or on a standalone basis, as we have a backlog of engagements that take time to complete.
Healthcare
Our Healthcare segment provides intelligent systems that support a more natural and insightful approach to clinical documentation, freeing clinicians to spend more time caring for patients. Our Healthcare solutions capture, improve, and communicate more than 300 million patient stories each year, helping more than 500,000 clinicians in 10,000 global healthcare organizations to drive meaningful clinical and financial outcomes. Our clinical speech recognition, medical transcription, CDI, coding, quality, and medical imaging solutions provide a more complete and accurate view of patient care.
Our Healthcare segment revenues were $915.3 million, $950.6 million, and $984.8 million in fiscal years 2020, 2019 and 2018, respectively. Healthcare segment revenues represented 61.9%, 62.4% and 62.4% of total segment revenue in fiscal years 2020, 2019 and 2018, respectively. For each of fiscal years 2020, 2019, and 2018, no customer accounted for more than 10% of Healthcare revenue.
Our principal solutions for the Healthcare segment include the following:

•
Dragon Medical One: Our cloud-based speech solution provides a consistent and personalized clinical documentation experience across solutions, platforms, and devices, regardless of physical location. Dragon Medical One allows clinicians to use their voice to securely capture the patient story and control applications more naturally and efficiently - anywhere, anytime. Dragon Medical One is HITRUST CSF-certified and uses a secure desktop app to keep data private and protected. It helps increase productivity and offers more flexibility and personalization while establishing a firm foundation for organizations to take advantage of new and future innovations, including virtual assistants and ACI.

•
Computer-Assisted Physician Documentation: Powered by AI, our solutions give physicians in-workflow guidance to drive better data outcomes across the continuum of care. Our CAPD solutions apply workflow and knowledge automation, proven clinical strategies and point-of-care advice to capture complete and accurate documentation while improving productivity and satisfaction. We make it easier to add specificity to existing diagnoses, discover evidence of undocumented diagnoses and support various specialties and care settings, including inpatient, outpatient, pediatrics, emergency medicine, surgical, and cardiovascular. Details are extracted from patient narratives for fast and accurate translation into discrete data, while coding assistance helps capture professional charges, improve quality and reduce retrospective queries.

•
Diagnostic Imaging Solutions: Our diagnostic imaging solutions improve the efficiency and effectiveness of the radiologists’ work to improve clinical and financial outcomes across the continuum of care. Driving both speed and precision in how radiology is applied to patient care to maximize reimbursement, we reduce duplications and errors and alleviate burnout. Using AI, we help automate time-consuming, non-value-added tasks, freeing radiologists to perform more important tasks. By focusing more on integrating patients’ clinical and imaging information and collaborating better with peers, we help radiologists uplift their role within the care team. Our industry-leading solutions for radiology deliver real-time intelligence in the workflow and include PowerScribe, which is used for 80% of radiology reports in the U.S. and PowerShare, which offers an image sharing network with more than 7,500 connected healthcare facilities. Our PowerScribe One cloud-based platform supports workflow orchestration, communication, incidental findings follow-up management, and works with our AI Marketplace for our diagnostic imaging solutions.

•
Nuance® Dragon Ambient eXperience™ (DAX™): During second quarter of fiscal year 2020, we launched Nuance DAX™ solution, which is a comprehensive, AI-powered, voice-enabled solution that uses ambient sensing technology to securely listen to clinician-patient encounter conversations while offering workflow and knowledge automation to complement the EHR. Exceeding the capabilities of a virtual or on-site scribe, Nuance DAX™ promotes a better patient experience by accurately capturing and appropriately contextualizing every word of the patient encounter and automatically documenting patient care without taking the physician's attention off the patient. The Nuance DAX™ solution is built on Microsoft Azure, a highly secure HITRUST CSF certified platform, compliant with the HITECH Act, and that has implemented the physical, technical, and administrative safeguards required by HIPAA. Nuance DAX™ solution accounted for an insignificant portion of our total revenue in fiscal year 2020.

•
Clinical Documentation Improvement and Coding: Our comprehensive portfolio of cloud-based technologies is designed to help increase the productivity and effectiveness of CDI teams. Our clinically focused program and services deliver documentation guidance, AI-powered encounter prioritization, workflow management, denials support and analytics to drive better documentation across the care continuum. Designed with scale and reliability in mind, these solutions require lower installation, deployment and maintenance costs and are hosted on Microsoft Azure, a HITRUST CSF-certified infrastructure to support privacy, security and compliance. We provide real-time insights that promote a performance-driven program, allow peer comparisons and identify opportunities for improvement. Our Coding solutions offer cloud-based, enterprise-wide products and services that are designed to improve coder productivity and maintain the highest levels of accuracy and compliance. These solutions effectively manage and monitor the types of compliance coding challenges that can put a health system at risk for delayed and reduced reimbursement. We help manage the workflow by bringing together the tools needed to provide better visibility into key coding performance indicators. Coder productivity can be enhanced by enabling a more complete and accurate review of both inpatient and outpatient encounters that are associated with facility and professional service fees.

•
Transcriptions Solutions: These solutions offer cloud-based transcription capabilities for clinical documentation that use background speech recognition to increase Medical Language Specialists’ productivity and reduce costs. Helping organizations simplify the documentation process by offering users an automated and flexible workflow with options designed to meet a facility’s specific needs, our solutions and services offer fast, accurate, and usable documentation with more seamless and fully automated processes that can identify discrete information and securely upload data directly into the EHR. Clinicians using EHRs can accurately document entire patient encounters using a mobile device or their standard dictation methods.

The channels for distribution in the Healthcare segment utilize our direct sales force to address the market and our professional services organization to support the implementation requirements of the healthcare industry. Direct distribution is supplemented by distributors, resellers, and partnerships with a variety of healthcare IT providers.
Areas of expansion and focus for our Healthcare segment include innovation in AI and development of deeply verticalized and specialized intelligence to integrate with and further enhance our existing products; expansion of Nuance DAX which takes advantage of our cloud‑based speech recognition technology and benefits from increasing levels of workflow, task, and knowledge automation; investment in our cloud-based offerings, operations, and network security; entering new and adjacent markets such as ambulatory care; and expanding our international capabilities.
Enterprise
Our Enterprise segment is a leading provider of AI-powered intelligent customer engagement solutions and services, which enable enterprises and contact centers to enhance and automate customer service and sales engagement.
Our market-leading Intelligent Engagement platform powered by conversational AI has been recognized and awarded by independent industry research firms like Forrester, Gartner and Opus. We are also differentiated by our ability to enable enterprises to implement voice and text-based virtual assistants and to provide automated service and sales engagement across voice and digital channels, as well as the ability of our solutions to seamlessly transition to agent-assisted engagement to complete a customer service request. Our intelligent self-service solutions are highly secure, predictive, and accurate, resulting in increased customer acquisition and satisfaction while simultaneously reducing the costs associated with delivering customer service for the enterprise.
Our solutions and services portfolio now spans voice, behavioral and conversational biometrics, digital virtual assistant capabilities, across voice, mobile, web and messaging channels, with inbound and outbound customer service and engagement in over 85 languages for voice, text, dialog and natural language understanding ("NLU"). Our Enterprise segment utilizes a hybrid go-to-market model, selling both direct and through reseller partners.
Enterprise segment revenues were $530.0 million, $510.8 million, and $483.2 million in fiscal years 2020, 2019 and 2018, respectively. Enterprise segment revenues represented 35.8%, 33.5% and 30.6% of total segment revenues in fiscal years 2020, 2019 and 2018, respectively. For each of fiscal years 2020, 2019, and 2018, no customer accounted for more than 10% of Enterprise revenue.
Our principal solutions for the Enterprise segment include the following:

•
Intelligent Engagement Solutions: Our open, modular cloud platform provides enterprises with the ability to implement virtual- and live-engagement across nearly all digital voice and text channels. The platform supports virtual assistant, live engagement and proactive notification services, using our conversational AI, engagement AI and security AI capabilities.

Our Intelligent Engagement cloud is sold both direct and through partners and are largely multi-year agreements with volume-based transactional pricing and associated professional services.

•
Conversational AI: In 2020 we launched Nuance Mix™, an open enterprise-grade, SaaS tooling suite for creating advanced conversational experiences that power virtual assistants and IVR systems, using our industry-leading and cloud-agnostic conversational AI. As global organizations increasingly look to integrate Conversational AI into their digital and voice customer engagements, the ability to build a conversational experience once and deploy it across channels and modalities has become critical. Nuance Mix allows these organizations to build, maintain and deliver the complex enterprise-grade conversational experiences that help brands acquire customers and get vital customer queries and transactions resolved. Our conversational AI solutions are integrated with IVR systems provided to the customer by us or by a wide range of third-party IVR and contact center vendors, who often resell our IVR Voice Solutions. Our solutions in this category include automated speech recognition ("ASR"), TTS, NLU and dialog engines. We also offer a cloud hosted IVR and voice automation platform which is largely sold direct through multi-year agreements with volume-based transactional pricing and associated professional services.

•
Engagement AI: Our digital solutions are a mix of intelligent virtual assistants and human-assisted customer engagement. This enables companies to target the right visitor with the right message at the right time, delivering a customer-centric experience across all channels. Nuance enables businesses to design a seamless experience once and deploy it on any channel-browsers, inside an app, Apple Business Chat, via text messaging, social media, in third-party messaging apps, such as Facebook Messenger, Google’s Business Messages and WhatsApp, or for smart home devices-while adjusting the experience to the individual channel. Our Engagement AI solutions also enable contact center agents to be more productive by giving them easier access to information with relevant, real-time insights, visibility into active conversations, and proactive recommendations to improve the customer and agent experience.

•
Security AI: These solutions enable organizations to automate the identification and verification of their customers while preventing fraud in digital and voice channels. In 2020, we launched Nuance Gatekeeper, a cloud-native biometric security platform that combines industry-leading voice, behavioral conversational biometrics with intelligent detectors and an underlying risk engine to authenticate customers, identify fraudsters, and detect cases of potential fraud, seamlessly and in seconds. We license this solution via perpetual maintenance and support ("M&S"), on-premise transactional and cloud transactional models.

Areas of focus and expansion for our Enterprise segment include increasing the penetration of our full portfolio into our large existing customer base; bringing our Intelligent Engagement cloud to new customers, the midmarket and new international markets, especially Western Europe, Japan and Australia; expansion of our security and biometrics cloud solution; and continued investment in our AI-powered solutions to ensure we retain leadership throughout our solutions.
Other
Our Other segment currently consists primarily of voicemail transcription services following the sale of our Mobile Operator Services business and the wind-down of our Devices business in 2019.
Other segment revenues were $33.9 million, $61.5 million, and $109.1 million in fiscal years 2020, 2019 and 2018, respectively. Other segment revenues represented 2.3%, 4.0% and 6.9% of total segment revenues in fiscal years 2020, 2019 and 2018, respectively.
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
We continue to invest in technologies to maintain our market-leading position and to develop new applications. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. As of September 30, 2020, we held approximately 2,350 patents and 300 patent applications.

Competition
The markets in which we compete are highly competitive and are subject to rapid technology changes. There are a number of companies that develop or may develop solutions and technologies that compete in our target markets; however, currently no company directly competes with us across all of our solutions and technologies. While we expect competition to continue to increase both from existing competitors and new market entrants, we believe that we will compete effectively based on many factors, including:

•
Data Driven Technological Superiority. We have deep domain expertise and our conversational AI technologies, applications and solutions are often recognized as the most innovative and proficient in their respective categories. Our ASR and NLU solutions have industry-leading recognition accuracy and provide a natural, voice-enabled interaction with systems, devices and applications. This technological superiority and AI verticalization are driven by our massive data repository of over 3,000 terabytes aggregated over more than two decades. Technology publications, analyst research and independent benchmarks have consistently indicated that our solutions and technologies rank at or above performance levels of alternative solutions.

•
Leverageable Base of Strategic Partnerships. We are able to leverage our strong partnerships with EHR vendors, imaging providers, and contact center infrastructure players to integrate tightly into the workflow of our clients, across clinical environments and customer service centers. Additionally, our strategic partnerships with leading technology firms allow us to accelerate the continued progress and delivery of broad suite of offerings, through joint research, development, and selling efforts.

•
Flexible Deployment with Specialized Professional Services. By providing the optionality of supporting various hosting environments as well as offering premise-based solutions, we are flexible in how our superior technology can be deployed to the world’s largest companies. This flexibility is coupled with the high quality and domain knowledge of our professional services organization, allowing our customers and partners to place a high degree of confidence and trust in our ability to deliver results. We support our customers in designing and building powerful innovative solutions that specifically address their needs and requirements.

•
Privileged Footprint with Established, Long-Tenured Client Base. With a presence in 90% of U.S. hospitals and with 80% of radiologists, we are an established market leader within Healthcare. Our flagship product Dragon Medical has a user base of over 550,000 physicians and over 55% market share of the entire U.S. physician market, creating an exciting opportunity to deploy incremental AI solutions and added intelligence across our installed base. Within our Enterprise division, we service 85% of Fortune 100 companies, reinforcing our established position in the upper end of the market.

•
International Coverage. The international reach of our solutions and technologies is due to the broad language coverage of our offerings, including our ASR and NLU solutions, which provide recognition for approximately 90 languages and dialects and natural-sounding synthesized speech in over 200 voices, and support a broad range of hardware platforms and operating systems.

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

Our Healthcare segment competes against Optum, Amazon, Google, 3M and other smaller providers. Our Enterprise segment competes against [24]7, Amazon, Genesys, Google, LivePerson, Salesforce, and Pindrop, among other less frequent competitors. Additionally, a number of smaller companies in voice recognition, natural language understanding, and text input offer technologies or products that are competitive with our solutions.
Current and potential competitors have established, or may establish, cooperative relationships among themselves or with other parties to increase the ability of their technologies to address the needs of our prospective customers.
Some of our current or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Employees
As of September 30, 2020, we had approximately 7,100 full-time employees, including approximately 900 in sales and marketing, approximately 1,700 in hosting and maintenance and support services, approximately 600 in professional services, approximately 1,600 in R&D, approximately 700 in general and administrative, and approximately 1,600 who provide transcription and editing services. Approximately 55% of our employees are based outside of the U.S., approximately 36% of whom provide transcription and editing services and are based in India.
None of our employees in the U.S. are represented by a labor union. Employees of certain of our foreign subsidiaries are represented by labor unions or workers’ councils. We believe that our relationships with our employees are satisfactory.
Information About Geographic Areas
We have offices in a number of international locations including Australia, Austria, Belgium, Canada, Germany, India, Ireland, Italy, Japan, and the U.K. The responsibilities of our international operations include research and development, healthcare transcription and editing, customer support, sales and marketing and general and administrative. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.
Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal years 2020, 2019 and 2018, 80%, 81% and 80% of revenue from continuing operations was generated in the U.S. and 20%, 19% and 20% was generated by our international customers, respectively.
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
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The global spread of COVID-19 has created significant market volatility, uncertainty and economic disruption. The COVID-19 pandemic has adversely affected our results of operations and liquidity as of September 30, 2020, and may continue to adversely impact our business, results of operations, cash flows and financial condition. While we have not experienced significant disruptions to our ability to conduct business thus far as a result of the pandemic, we are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications.
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
We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. Many of our customers are hospitals and other healthcare providers that are facing capital shortages and other changes to their businesses as they focus on fighting the pandemic. As a result, in particular with respect to our healthcare customers, our net new sales may continue to be lower than expected; our ability to recognize revenue may continue to be negatively impacted due to implementation delays, decreased utilization of certain products such as our HIM, PowerScribe and DAX solutions, decrease in volumes where we have transaction-based revenue, or other factors; our collections may continue to be delayed, which will negatively affect our cash flows; some customers may go out of business, and we will be unsecured creditors and may not be able to collect what we are owed; our ability to provide 24x7 worldwide support to our customers may be affected; and our employees’ productivity may be negatively impacted as a result of almost all of our workforce working from home. The pandemic and accompanying market volatility, uncertainty and economic disruption may also have the effect of heightening many of the other risks described in the “Risk Factors” set forth in this Annual Report on Form 10-K. The ultimate impact of the COVID-19 pandemic and the effects of the operational changes we have made in response cannot be accurately predicted at this time.
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
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We generate most of our international revenue and bookings in Canada and Europe, and we anticipate that revenue and bookings from international operations could increase in the future. In addition, some of our products are developed outside the United States and we have a large number of employees in India who provide transcription and development services, and we also have a large number of employees in Canada, Germany and the United Kingdom who provide professional services. We conduct a significant portion of the development of our voice recognition and natural language understanding solutions in Canada and Germany. We also have significant research and development resources in Austria, Belgium, Italy, and the United Kingdom. We are exposed to fluctuating exchange rates of foreign currencies including the Euro, British pound, Australian dollar, Canadian dollar, Japanese yen, and Indian rupee. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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
We must comply with, numerous, and sometimes conflicting, legal regimes on matters such as data privacy and protection, anticorruption, employment and labor relations, tax, foreign currency, anti-competition, import/export controls, trade regulations, immigration, anti-kickback laws and healthcare reimbursement laws. The global nature of our operations increases the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these laws in the conduct of our business could result in significant fines, criminal sanctions against us and/or our employees, prohibitions on doing business, breach of contract damages and harm to our reputation.
In particular, we are subject to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information and personal health information, with additional laws applicable in some jurisdictions where the information is collected from children. In many cases, these laws apply not only to transfers between unrelated third parties but also to transfers between us and our subsidiaries. Many of the laws passed in this area are relatively new and their interpretation is evolving and changing. In the United States, the California Consumer Privacy Act ("CCPA"), went into effect in January 2020. The CCPA imposes privacy and data security obligations on companies and provides

California consumers with certain rights as data subjects. Several other U.S. states have proposed data privacy laws that impose similar but non-identical obligations. In addition, some states have passed laws imposing increased data security and breach notification obligations on companies operating in the U.S. In the EU, the European General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, imposes privacy and data security compliance obligations and significant penalties for noncompliance. The GDPR presents numerous privacy-related changes for companies operating in the EU, including rights guaranteed to data subjects, requirements for data portability for EU consumers, data breach notification requirements and significant fines for noncompliance. In GDPR enforcement matters, companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. On July 16, 2020, the Court of Justice of the European Union issued a decision that invalidates the EU-U.S. Privacy Shield framework, a mechanism that companies had previously relied on to transfer information between the EU and U.S., on the basis that such transfer mechanism does not comply with the level of protection required under the GDPR. There is also an increase in regulation of biometric data globally, which may include voiceprints. In addition, we are subject to laws relating specifically to personal health information, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Health Information Technology for Economic and Clinical Health ("HITECH") Act.
Changes in these data privacy and protection laws and regulations and inconsistencies in the standards that apply to our business in different jurisdictions may impose significant compliance costs, reduce the efficiency of our operations, expose us to enforcement risks, and materially adversely affect our ability to market and sell our products and solutions.  Any alleged or actual failure by us, our customers, suppliers or other parties with whom we do business to comply with federal, state or international privacy-related or data protection laws and regulations could cause our customers to lose confidence in our solutions; harm our reputation; expose us to litigation, regulatory investigations and to resulting liabilities including reimbursement of customer costs, damages penalties or fines imposed by regulatory agencies, and require us to incur significant expenses for remediation.
We are also subject to a variety of anticorruption laws in respect of our international operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the Canadian Corruption of Foreign Public Officials Act, and regulations issued by the U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, the U.S Treasury Department’s Office of Foreign Assets Control, and various other foreign governmental agencies.  We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Actual or alleged violations of these laws and regulations could lead to enforcement actions and financial penalties that could result in substantial costs.
Many of our customers are subject to various federal and state laws concerning their submission of claims for reimbursement by Medicare, Medicaid and other federal and state government-sponsored health care programs. Such laws include the federal False Claims Act (the “False Claims Act”), the federal anti-kickback statute, state false claims acts and anti-kickback statutes in most states, the federal “Stark Law” and related state laws. In particular, the False Claims Act prohibits knowingly submitting, conspiring to submit, or causing to be submitted, false claims, records, or statements to the federal government, or knowingly and improperly failing to return overpayments, in connection with reimbursement by federal government programs and can be used as a vehicle to enforce each of these other laws. Claims under federal and state false claims acts can be brought by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” suit. If there is an adverse decision against us or our customers under these laws relating to use of our products or solutions, we may be required to pay damages, significant fines and/or other monetary penalties, and our ability to market and sell such products or solutions to customers may be materially adversely impacted.
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
Intangible assets are generally amortized over three to ten years. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2020, we recorded goodwill of $2,133.7 million and intangible assets of $213.5 million, net of accumulated amortization and impairment charges. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
Our strategy to transition to cloud-based recurring revenue may adversely affect our near-term revenue growth and results of operations.
We expect our ongoing shift from a software license model to cloud-based services revenue models to create a recurring revenue stream that is more predictable. The transition, however, creates risks related to the timing of revenue recognition. We also incur certain expenses associated with the infrastructures and selling efforts of our hosting offerings in advance of our ability to recognize the revenues associated with these offerings, which may adversely affect our near-term reported revenues, results of operations and cash flows. A decline in renewals of recurring revenue offerings in any period may not be immediately reflected in our results for that period but may result in a decline in our revenue and results of operations in future quarters.

We have a history of operating losses, and may incur losses in the future, which may require us to raise additional capital on unfavorable terms.
We had a total accumulated deficit of $272.2 million and $293.6 million as of September 30, 2020 and 2019, respectively. If we are unable to return to and sustain our profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will sustain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
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
Risks Related to our Indebtedness, Investments and Common Stock
Our debt agreements contain covenant restrictions that may limit our ability to operate our business.
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
We have a significant amount of debt. As of September 30, 2020, we had $1,666.5 million outstanding principal of debt, including $500.0 million of senior notes due in 2026, $227.4 million of 1.5% 2035 Convertible Debentures redeemable in November 2021, $676.5 million of 1.0% 2035 Convertible Debentures redeemable in December 2022, and $262.7 million of 1.25% 2025 Convertible Debentures redeemable in April 2025. Investors may require us to redeem these convertible debentures earlier than the dates indicated if the closing sale price of our common stock is more than 130% of the then current conversion price of the respective debentures for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount in cash or shares of our common stock, at our election. For example, on November 1, 2017, holders of $331.2 million of our 2.75% 2031 Convertible Debentures exercised their rights to require us to repurchase such debentures. We also have a $242.5 million Revolving Credit Facility under which $2.4 million was committed to backing outstanding letters of credit issued and $240.1 million was available for borrowing at September 30, 2020. Our debt level could have important consequences. For example, it could:

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
Our investment portfolios, which include investments in money market funds, bank deposits and separately managed investment portfolios, are generally subject to credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by a global financial crisis or by uncertainty surrounding the terms of the United Kingdom's relationship with the European Union or recent changes in tariffs and trade agreements. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted, and the values and liquidity of our investments could be adversely affected.
The market price of our common stock has been and may continue to be subject to wide fluctuations, and this may make it difficult for our stockholders to resell the common stock when they want or at prices they find attractive.
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
Our corporate headquarters are located in Burlington, Massachusetts. As of September 30, 2020, we leased approximately 1.1 million square feet of building space, primarily in the United States, and to a lesser extent, in the Asia-Pacific regions, Europe and Canada. Larger leased sites include properties located in Montreal, Canada and Bangalore, India. In addition, we own 130,000 square feet of building space located in Melbourne, Florida.
We also include in the total square feet leased space leased in specialized data centers in Massachusetts, Washington, Texas, and smaller facilities around the world.
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
As of October 31, 2020, there were 555 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
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
Stock Performance Graph
The following performance graph compares the Company’s cumulative total return on its common stock between September 30, 2015 and September 30, 2020 to the cumulative total return of the Russell 2000, and to the S&P Information Technology indices assuming $100 was invested in the Company’s common stock and each of the indices upon the closing of trading on September 30, 2015 and assuming the reinvestment of dividends, if any. The Company has have never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Nuance Communications, Inc., the Russell 2000 Index
and the S&P Software & Services Select Index

$300
$250
$200
$150
$100
$50
$0
9/15
9/16
9/17
9/18
9/19
9/20
Nuance Communications, Inc.
Russell 2000
S&P Software & Services Select

* $100 invested on September 30, 2015 in stock or index, including reinvestment of dividends, for each of the fiscal years below.

	9/15	9/16	9/17	9/18	9/19	9/20

Nuance Communications, Inc.	100.00	88.58	96.03	105.80	99.63	234.36
Russell 2000	100.00	115.47	139.42	160.66	146.38	146.95
S&P Software & Services Select	100.00	119.58	142.85	198.56	204.95	264.51

Issuer Purchases of Equity Securities
The following is a summary of our share repurchases for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2020 - July 31, 2020	—	$—	—	$261.2 Million
August 1, 2020 - August 31, 2020	—	$—	—	$261.2 Million
September 1, 2020 - September 30, 2020	—	$—	—	$261.2 Million
Total	—		—

(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved an additional $500.0 million under our share repurchase program. The program has no expiration date. As of September 30, 2020, approximately $261.2 million remained available for future repurchases under the program.
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

	Fiscal Year Ended September 30,
(In millions, except per share amounts)	2020	2019	2018	2017	2016
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 605)
Continuing Operations (a):
Total revenues	$1,478.9	$1,521.3	$1,567.6	$1,479.7	$1,509.8
Gross profit	$840.0	$837.8	$824.2	$745.7	$797.1
Income (loss) from operations	$112.6	$107.2	$(184.3)	$(76.0)	$20.1
(Benefit) provision for income taxes	$(18.8)	$12.1	$(77.2)	$4.8	$6.0
Net income (loss) from continuing operations	$28.8	$(12.2)	$(236.8)	$(251.4)	$(121.9)
Net Income (Loss) Per Share - continuing operations:
Basic	$0.10	$(0.04)	$(0.81)	$(0.87)	$(0.42)
Diluted	$0.10	$(0.04)	$(0.81)	$(0.87)	$(0.42)
Weighted average common shares outstanding:
Basic	282.6	286.3	291.3	289.3	292.1
Diluted	292.0	286.3	291.3	289.3	292.1
Financial Position:
Cash and cash equivalents and marketable securities	$372.3	$764.8	$473.5	$874.1	$608.1
Total assets	$3,593.3	$5,365.8	$5,302.4	$5,931.9	$5,661.5
Total debt	$1,536.7	$1,936.4	$2,185.4	$2,617.4	$2,433.2
Total deferred revenue (a)	$365.6	$348.0	$416.4	$370.3	$371.6
Total stockholders’ equity	$1,143.9	$2,173.2	$1,717.5	$1,931.4	$1,931.3
Selected Data and Ratios (a):
Working capital (b)	$(250.2)	$(551.6)	$235.9	$(112.7)	$397.8
Depreciation of property and equipment	$37.8	$47.4	$51.4	$47.1	$54.1
Amortization of intangible assets	$78.7	$81.6	$105.4	$134.0	$121.2
Gross margin percentage	56.8%	55.1%	52.6%	50.4%	52.8%

(a) Amounts exclude those related to our Imaging and Automotive businesses, which were included in discontinued operations for all the periods presented.
(b) Our working capital is defined as total current assets less total current liabilities of continuing operations. Our working capital takes into accounts $432.2 million, $1,142.9 million, and $376.1 million short-term debt as of September 30, 2020, 2019, and 2017, respectively.
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
Overview
Business Overview
We are a pioneer and leader in conversational and cognitive AI innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, financial services, telecommunications and travel industries, among others. We see several trends in our markets, including (i) the growing adoption of cloud-based, connected services and highly interactive mobile applications, (ii) deeper integration of virtual assistant capabilities and services, and (iii) the continued expansion of our core technology portfolio including automated speech recognition, natural language understanding, semantic processing, domain-specific reasoning, dialog management capabilities, AI, and voice biometric speaker authentication. We report our business in three segments, Healthcare, Enterprise, and Other.

•
Healthcare. Our healthcare segment provides intelligent systems that support a more natural and insightful approach to clinical documentation, freeing clinicians to spend more time caring for patients and helping care teams and health organizations drive meaningful financial and clinical outcomes. Our principal solutions include dragon medical cloud-based solutions ("Dragon Medical One"), computer assisted physician documentation, diagnostic imaging solutions, Nuance® Dragon Ambient eXperience™, clinical documentation improvement and coding, and medical transcription services.

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

COVID-19 Impact
The novel coronavirus ("COVID-19") pandemic has disrupted economic markets, and the future economic impact, duration and spread of COVID-19 is still uncertain at this time. Our fiscal year 2020 results of operations and liquidity position were adversely impacted by the pandemic. During the second and the third quarters, we saw reduced transaction volume in our medical transcription business and PowerScribe radiology solution, as well as well as deferral in professional services and software license transactions. Additionally, our operating cash flows for the second and third quarters were negatively impacted by delayed collections, especially from smaller healthcare providers, as their cash flows deteriorated due to the postponement of elective surgeries and the sharp decline in inpatient visits.
As multiple states commenced phased re-openings, by the end of June, our transaction volumes in medical transcription and radiology businesses mostly recovered from the lows in April. Although during the fourth quarter, we saw our results of operations and liquidity slightly improved from the second and the thirds quarter, we expect the negative effect of the pandemic to continue into the first quarter of fiscal year 2021, particularly if certain markets implement new restrictions to limit the spread of the coronavirus.
As a precaution amidst the pandemic, we ceased our share repurchase activities and borrowed $230.0 million under our revolving credit facility in March, which was fully repaid in June as we became more confident in our liquidity position. We remain committed to maximizing stockholders' return, and may resume our share repurchase activities based upon the prevailing market conditions, general economic conditions, capital allocation alternatives, and other factors.
We estimated our fiscal year 2020 revenue to be approximately $20 million to $60 million lower due to the pandemic. Nevertheless, the negative effects of the pandemic were partially mitigated by our proactive expense reduction and cash management efforts. As a result, our fiscal year 2020 operating margin was approximately 7.6%, compared to 7.0% for fiscal year 2019. Additionally, our full year operating cash flows from continuing operations was $267.9 million, which reflects lower revenue and cash collection delays due to the pandemic, offset in part by our proactive expense and liquidity management efforts. As the pandemic situation develops, we are continuing to monitor the impact on our business, results of operations, and our liquidity position .
Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of these financial metrics for the year ended September 30, 2020, as compared to the year ended September 30, 2019 is as follows:

•	Total revenues were $1,478.9 million for the year ended September 30, 2020, as compared to $1,521.3 million for the year ended September 30, 2019;

•	Net income from continuing operations for the year ended September 30, 2020 was $28.8 million, compared to a net loss from continuing operations of $12.2 million for the year ended September 30, 2019;

•	Gross margins for the year ended September 30, 2020 were 56.8%, compared to 55.1% for the year ended September 30, 2019;

•	Operating margins for the year ended September 30, 2020 were 7.6%, compared to 7.0% for year ended September 30, 2019; and

•	Operating cash flows from continuing operations decreased by $36.7 million to $267.9 million for the year ended September 30, 2020, compared to $304.6 million for the year ended September 30, 2019.
RESULTS OF OPERATIONS
Total Revenues
The following table shows total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 606)	(ASC 605)
Hosting and professional services	$926.0	$913.6	$947.5	$940.0	1.4%	0.8%
Product and licensing	296.1	338.7	359.9	375.2	(12.6)%	(4.1)%
Maintenance and support	256.7	268.9	243.5	252.3	(4.5)%	(3.5)%
Total revenues	$1,478.9	$1,521.3	$1,551.0	$1,567.6	(2.8)%	(1.1)%

United States	$1,185.8	$1,237.4	$1,270.0	$1,255.2	(4.2)%	1.2%
International	293.1	283.9	281.0	312.4	3.3%	(10.1)%
Total revenues	$1,478.9	$1,521.3	$1,551.0	$1,567.6	(2.8)%	(1.1)%
Fiscal Year 2020 compared to Fiscal Year 2019
For fiscal year 2020, the geographic split was 80% of total revenues in the United States and 20% internationally, as compared to 81% of total revenues in the United States and 19% internationally for fiscal year 2019.
Fiscal Year 2019 compared to Fiscal Year 2018
For fiscal year 2019, the geographic split under ASC 606 was 81% of total revenues in the United States and 19% internationally. For fiscal year 2019, the geographic split under ASC 605 was 82% of total revenues in the United States and 18% internationally, as compared to 80% of total revenues in the United States and 20% internationally for fiscal year 2018.
Hosting and Professional Services Revenue
Hosting revenue primarily relates to delivering on-demand hosted services, such as medical transcription, and automated customer care applications, over a specified term. Professional services revenue primarily consists of consulting, implementation and training services for customers. The following table shows hosting and professional services revenue, in dollars, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 606)	(ASC 605)
Hosting revenue	$784.1	$748.8	$771.0	$710.9	4.7%	8.5%
Professional services revenue	142.0	164.8	176.5	229.1	(13.9)%	(23.0)%
Hosting and professional services revenue	$926.0	$913.6	$947.5	$940.0	1.4%	0.8%
As a percentage of total revenues	62.6%	60.1%	61.1%	60.0%
Fiscal Year 2020 compared to Fiscal Year 2019
Hosting revenue for the year ended September 30, 2020 increased by $35.2 million, or 4.7%, primarily due to a $55.0 million increase in Healthcare, offset in part by a $20.1 million decrease in our Other segment. Healthcare hosting revenue increased primarily due to the continued growth in our Dragon Medical cloud-based solutions, offset in part by a decline in our medical transcription services, which was exacerbated by the transaction volume loss during the COVID-19 pandemic. Other hosting revenue decreased due to the wind-down of Devices and the sale of our Mobile Operator Services business in fiscal year 2019. As a percentage of total revenues, hosting revenue increased from 49.2% for fiscal year 2019 to 53.0% for fiscal year 2020.
Professional services revenue for the year ended September 30, 2020 decreased by $22.8 million, or 13.9%, primarily due to a $23.2 million decrease in Healthcare as of result of the deferrals of EHR implementation projects during the pandemic, as well as our shifting away from lower-margin professional services. As a percentage of total revenues, professional services revenue decreased from 10.8% for fiscal year 2019 to 9.6% for fiscal year 2020.
Fiscal Year 2019 compared to Fiscal Year 2018
Hosting revenue under ASC 606 for the year ended September 30, 2019 is $22.2 million lower than revenue under ASC 605 for the same period, primarily as due to the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices and the timing of revenue recognition for transactions with extended payment terms. Under ASC 605, hosting revenue increased by $60.1 million, or 8.5%, primarily due to a $52.3 million increase in Healthcare and a $29.8 million increase in our Enterprise segment, which was partially offset by a $22.1 million decrease in our Other segment. Healthcare hosting revenue increased primarily due to the continued growth in our Dragon Medical cloud-based solutions, offset in part by a decline in our medical transcription services. Enterprise hosting revenue increased primarily due to the strength in our omni-channel hosting solutions. Other segment hosting revenue decreased due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil and India in fiscal year 2019. As a percentage of total revenues, hosting revenue under ASC 605 increased from 45.3% for fiscal year 2018 to 49.7% for fiscal year 2019.
Professional services revenue under ASC 606 for the year ended September 30, 2019 is $11.7 million lower compared to revenue under ASC 605 for the same period, primarily due to the loss of deferred revenue upon the ASC 606 implementation as a result of change from completed contract method to the percentage of completion method. Under ASC 605, professional services revenue decreased by $52.6 million, or 23.0%, primarily due to a $58.9 million decrease in Healthcare, offset in part by a $6.5 million increase in Enterprise. Healthcare professional services revenue decreased primarily due to lower revenue from the EHR implementation and optimization services. Enterprise professional services revenue increased primarily due to higher contact center service revenue as a result of the timing of the services rendered. As a percentage of total revenues, professional services revenue under ASC 605 decreased from 14.6% for fiscal year 2018 to 11.4% for fiscal year 2019.
Product and Licensing Revenue
Product and licensing revenue primarily consist of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 606)	(ASC 605)
Product and licensing revenue	$296.1	$338.7	$359.9	$375.2	(12.6)%	(4.1)%
As a percentage of total revenues	20.0%	22.3%	23.2%	23.9%

Fiscal Year 2020 compared to Fiscal Year 2019
Product and licensing revenue for the year ended September 30, 2020 decreased by $42.6 million, or 12.6%, primarily due to a $45.6 million decrease in Healthcare and a $4.9 million decrease in other, offset in part by a $7.9 million increase in Enterprise. Healthcare product and licensing revenue decreased primarily due to the continued transition from term licenses to cloud-based solutions. Enterprise product and licensing revenue increased primarily due to the growth in our digital engagement solutions. Other product and licensing revenue decreased primarily due to the wind-down of Devices during fiscal year 2019. As a percentage of total revenues, product and licensing revenue decreased from 22.3% for fiscal year 2019 to 20.0% for fiscal year 2020.
Fiscal Year 2019 compared to Fiscal Year 2018
Product and licensing revenue under ASC 606 for the year ended September 30, 2019 is $21.2 million lower compared to revenue under ASC 605 for the same period, primarily due to the loss of revenue as a result of the upfront recognition of term license revenue on the opening balance sheet under ASC 606. Under ASC 605, product and licensing revenue decreased by $15.3 million, or 4.1%, primarily due to a $23.7 million decrease in Other and a $12.3 million decrease in Enterprise, offset in part by a $20.7 million increase in Healthcare. Other segment product and licensing revenue decreased primarily due to the wind-down of Devices and the sale of Mobile Operator Services business in Brazil and India in fiscal year 2019. Enterprise product and licensing revenue decreased primarily due to the timing of contact center license deals signed in fiscal year 2018. Healthcare product and licensing revenue increased primarily driven by higher Dragon Medical software license revenue from international markets. As a percentage of total revenues, product and licensing revenue under ASC 605 decreased from 23.9% for fiscal year 2018 to 23.2% for fiscal year 2019.
Maintenance and Support Revenue
Maintenance and support revenue primarily consist of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 606)	(ASC 605)
Maintenance and support revenue	$256.7	$268.9	$243.5	$252.3	(4.5)%	(3.5)%
As a percentage of total revenues	17.4%	17.7%	15.7%	16.1%
Fiscal Year 2020 compared to Fiscal Year 2019
Maintenance and support revenue for the year ended September 30, 2020 decreased by $12.2 million, or 4.5%, primarily due to $20.6 million decrease in Healthcare, offset in part by a $8.6 million increase in Enterprise. Healthcare maintenance and support revenue decreased primarily due to the continued transition from term licenses with maintenance and support to cloud-based solutions in Healthcare. Enterprise maintenance and support revenue increased primarily driven by the growths in digital engagement and security biometrics license transactions. As a percentage of total revenues, maintenance and support revenue decreased from 17.7% for fiscal year 2019 to 17.4% for fiscal year 2020.
Fiscal Year 2019 compared to Fiscal Year 2018
Maintenance and support revenue under ASC 606 for the year ended September 30, 2019 is $25.4 million higher compared to revenue under ASC 605 for the same period, primarily due to the re-allocation of contract consideration to multiple performance obligations based on standalone selling prices. Under ASC 605, maintenance and support revenue decreased by $8.8 million, or 3.5%, primarily due to customers' continued transition from licenses to cloud-based solutions in Healthcare. As a percentage of total revenues, maintenance and support revenue under ASC 605 decreased from 16.1% for fiscal year 2018 to 15.7% for the fiscal year 2019.

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

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 606)	(ASC 605)
Cost of hosting and professional services revenue	$518.1	$551.4	$554.5	$608.3	(6.0)%	(8.8)%
As a percentage of hosting and professional services revenue	56.0%	60.4%	58.5%	64.7%
Fiscal Year 2020 compared to Fiscal Year 2019
Cost of hosting and professional services revenue for the year ended September 30, 2020 decreased by $33.3 million, or 6.0%, primarily driven by lower transaction volume and professional services project deferrals due to the COVID-19 pandemic, as well as our costs reduction efforts. Gross margin increased by 4.4 percentage points primarily due to a favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based solutions from lower-margin medical transcription and EHR implementation services.
Fiscal Year 2019 compared to Fiscal Year 2018
Cost of hosting and professional services revenue under ASC 606 for the year ended September 30, 2019 is $3.1 million lower than the amount under ASC 605 for the same period, primarily due to the upfront recognition of costs upon the ASC 606 implementation as a result of change from completed contract method to the percentage of completion method. Under ASC 605, cost of hosting and professional services revenue decreased by $53.8 million, or 8.8%, primarily due to lower revenue related to EHR implementation and optimization services, offset in part by higher costs related to our Dragon Medical cloud-based software. Under ASC 605, gross margin increased by 6.2 percentage points primarily due to a favorable shift in revenue mix towards higher-margin Dragon Medical cloud-based solutions from lower-margin medical transcription and EHR implementation services.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 606)	(ASC 605)
Cost of product and licensing revenue	$62.0	$71.3	$65.4	$55.7	(13.0)%	17.5%
As a percentage of product and licensing revenue	20.9%	21.0%	18.2%	14.8%
Fiscal Year 2020 compared to Fiscal Year 2019
Cost of product and licensing revenue for the year ended September 30, 2020 decreased by $9.3 million, or 13.0%. Gross margin increased by 0.1 percentage points year-over-year. The decrease in cost and increase in gross margin were primarily due to the upfront recognition of certain project costs associated with digital engagement in the third quarter of fiscal year 2019.
Fiscal Year 2019 compared to Fiscal Year 2018
Cost of product and licensing revenue under ASC 606 for the year ended September 30, 2019 is $5.9 million higher than the amount under ASC 605 for the same period, primarily due to the upfront recognition of third-party license royalties in connection with the upfront recognition of term license revenue. Under ASC 605, cost of product and licensing revenue increased by $9.7 million, or 17.5%, primarily due to higher royalty costs in Healthcare. As a result, under ASC 605 gross margins decreased by 3.4 percentage points.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 606)	(ASC 605)
Cost of maintenance and support revenue	$31.0	$33.4	$33.5	$39.2	(7.1)%	(14.5)%
As a percentage of maintenance and support revenue	12.1%	12.4%	13.8%	15.5%
Fiscal Year 2020 compared to Fiscal Year 2019
Cost of maintenance and support revenue for the year ended September 30, 2020 decreased by $2.4 million, or 7.1%, primarily due to the continued transition from license transactions with maintenance and support to cloud-based solutions in Healthcare. Gross margins increased by 0.3 percentage points, primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.
Fiscal Year 2019 compared to Fiscal Year 2018
Cost of maintenance and support revenue under ASC 606 for the year ended September 30, 2019 is $0.1 million lower than the amount under ASC 605 for the same period, primarily due to the timing of recognition of third-party service costs. Under ASC 605, cost of maintenance and support revenue decreased by $5.7 million, or 14.5%, primarily due to customers' continued transition from licenses to cloud-based solutions in Healthcare. Under ASC 605, gross margins increased by 1.7 percentage points, primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.
Research and Development Expenses
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 606)	(ASC 605)
Research and development expense	$226.2	$192.6	$192.6	$207.2	17.4%	(7.0)%
As a percentage of total revenues	15.3%	12.7%	12.4%	13.2%
Fiscal Year 2020 compared to Fiscal Year 2019
R&D expense for the year ended September 30, 2020 increased by $33.6 million, or 17.4%, primarily due to higher compensation costs as we continued to invest in our core technologies to power new products and solutions.
Fiscal Year 2019 compared to Fiscal Year 2018
R&D expense for the year ended September 30, 2019 decreased by $14.6 million, or 7.0%, primarily driven by lower compensation costs due to our recent costs saving initiatives, offset in part by our continued investment in product development and new technologies to support our long-term growth.

Sales and Marketing Expense
Sales and marketing expense include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 606)	(ASC 605)
Sales and marketing expense	$273.3	$274.0	$279.2	$286.6	(0.3)%	(2.6)%
As a percentage of total revenues	18.5%	18.0%	18.0%	18.3%
Fiscal Year 2020 compared to Fiscal Year 2019
Sales and marketing expenses for the year ended September 30, 2020 decreased by $0.7 million, or 0.3%, as lower traveling and entertainment expenses during the COVID-19 pandemic were mostly offset by our investment in sales force to support new products and solutions.
Fiscal Year 2019 compared to Fiscal Year 2018
Sales and marketing expense under ASC 606 for the year ended September 30, 2019 is $5.1 million lower than the amount under ASC 605 for the same period, primarily due to the amortization of capitalized sales commission expenses over the period of benefit. Under ASC 605, sales and marketing expenses decreased by $7.5 million, or 2.6%, primarily driven by lower sales headcount as a result of ongoing portfolio review and optimization.
General and Administrative Expenses
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 606)	(ASC 605)
General and administrative expense	$156.4	$172.6	$172.6	$213.8	(9.4)%	(19.3)%
As a percentage of total revenues	10.6%	11.3%	11.1%	13.6%
Fiscal Year 2020 compared to Fiscal Year 2019
General and administrative expenses decreased by $16.3 million, or 9.4%, primarily driven by decreases in compensation and professional services costs due to our cost saving initiatives, and lower traveling and entertainment expenses during the COVID-19 pandemic.
Fiscal Year 2019 compared to Fiscal Year 2018
General and administrative expenses decreased by $41.2 million, or 19.3%, primarily due to higher professional service costs incurred in fiscal year 2018 related to evaluating strategic alternatives for certain businesses and legal expenses related to enforcing our intellectual property rights. Also contributing to the decrease was lower employee-related costs as a result of our cost saving initiatives.
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

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Cost of revenues	$27.8	$27.4	$40.2	1.4%	(31.8)%
Operating expenses	50.9	54.2	65.2	(6.1)%	(16.8)%
Total amortization expense	$78.7	$81.6	$105.4	(3.6)%	(22.5)%
As a percentage of total revenues	5.3%	5.4%	6.7%
Fiscal Year 2020 compared to Fiscal Year 2019
Amortization of intangible assets expense for fiscal year 2020 decreased by $2.9 million, primarily due to certain intangible assets having been fully amortized or written off during fiscal year 2020.
Fiscal Year 2019 compared to Fiscal Year 2018
Amortization of intangible assets expense for fiscal year 2019 decreased by $23.8 million, as certain intangible assets became fully amortized in fiscal years 2018 and 2019.
Acquisition-Related Costs, Net
Acquisition-related costs, net include costs related to business and asset acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs, earn-out payments, and other costs related to integration activities; (ii) professional service fees, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities, and disputes and regulatory matters related to acquired entities; and (iii) fair value adjustments to acquisition-related contingencies. A summary of the Acquisition-related costs, net is as follows (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Transition and integration costs	$3.8	$7.6	$14.4	(50.1)%	(47.6)%
Professional service fees	—	1.9	1.0	(101.2)%	97.4%
Acquisition-related adjustments	(0.9)	(1.5)	(3.4)	(43.6)%	(54.8)%
Total acquisition-related costs, net	$2.9	$8.0	$12.0	(63.8)%	(33.7)%
As a percentage of total revenues	0.2%	0.5%	0.8%
Fiscal Year 2020 compared to Fiscal Year 2019
Acquisition-related costs, net decreased by $5.1 million, primarily due to overall reduced acquisition and integration activities as we focus on portfolio optimization and organizational simplification to drive organic growth.
Fiscal Year 2019 compared to Fiscal Year 2018
Acquisition-related costs, net decreased by $4.0 million, primarily due to reduced acquisition activities during fiscal year 2019.
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

	Personnel	Facilities	Total Restructuring Expenses	Other Charges	Total
Fiscal Year 2020
Healthcare	$1,953	$2,819	4,772	$—	4,772
Enterprise	1,417	1,998	3,415	—	3,415
Other	—	(63)	(63)	—	(63)
Corporate	1,935	777	2,712	6,844	9,556
Total fiscal year 2020	$5,305	$5,531	$10,836	$6,844	$17,680

Fiscal Year 2019
Healthcare	$4,679	$191	$4,870	$—	$4,870
Enterprise	5,037	933	5,970	—	5,970
Other	1,457	337	1,794	3,306	5,100
Corporate	3,039	764	3,803	9,404	13,207
Total fiscal year 2019	$14,212	$2,225	$16,437	$12,710	$29,147

Fiscal Year 2018
Healthcare	$11,563	$25	$11,588	$—	$11,588
Enterprise	4,217	2,243	6,460	—	6,460
Other	1,473	647	2,120	7,103	9,223
Corporate	10,107	953	11,060	14,515	25,575
Total fiscal year 2018	$27,360	$3,868	$31,228	$21,618	$52,846
Fiscal Year 2020
For fiscal year 2020, we recorded restructuring charges of $10.8 million, which included $5.3 million related to the termination of approximately 191 employees and $5.5 million charge related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the footprint of our offices and facilities. We expect the remaining outstanding severance of $1.2 million to be substantially paid during fiscal year 2021, and the remaining $15.6 million for the facilities to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, during fiscal year 2020, we recorded $5.1 million expenses related to the separation of our Automotive business, and a $2.0 million impairment charge related to a right-of-use asset due to the COVID-19 pandemic, offset in part by a $0.3 million insurance reimbursement related to a malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident").
Fiscal Year 2019
For fiscal year 2019, we recorded restructuring charges of $16.4 million, which included $14.2 million related to the termination of approximately 305 employees and $2.2 million in charges related to the closing of certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, during fiscal year 2019, we recorded $9.9 million of professional services fees related to our corporate transformational efforts and $3.3 million accelerated depreciation related to our Mobile Operator Services, offset in part by a $0.5 million insurance reimbursement related to the 2017 Malware Incident.
Fiscal Year 2018
For fiscal year 2018, we recorded restructuring charges of $31.2 million, which included $27.4 million related to the termination of approximately 1,250 terminated employees and $3.9 million in charges related to the closing of certain idle facilities, including adjustment to sublease assumptions associated with these facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, during fiscal year 2018, we recorded $5.7 million for costs related to the transition agreement of our former CEO, $4.8 million of professional services fees related to assessment and establishment of our corporate transformational efforts, $4.0 million related to our remediation and restoration effort after the 2017 Malware Incident, and fixed asset impairment charges of $7.1 million for SRS and Devices, as more fully described in Note 6 of the accompanying consolidated financial statements.
Impairment of Goodwill and Other Intangible Assets
There were no impairment of goodwill or other intangible assets during fiscal years 2020 and 2019. As more fully described in Note 6 of the accompanying consolidated financial statements, we recorded $170.9 million impairment charges of goodwill and other intangible assets for Devices and Mobile Operator Services for fiscal year 2018.
Other Expense (Income), Net
Other expenses, net consists primarily of interest income, interest expense, foreign exchange gains (losses), and net gains (losses) from other non-operating activities. A summary of other income (expense), net is as follows (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
Interest income	$4.5	$13.7	$9.3	(67.0)%	46.9%
Interest expense	(94.0)	(120.1)	(137.3)	(21.8)%	(12.5)%
Other expense, net	(13.1)	(0.9)	(1.8)	1,407.7%	(50.8)%
Total other expenses, net	$(102.6)	$(107.3)	$(129.7)
Fiscal Year 2020 compared to Fiscal Year 2019
The decrease in interest income was primarily due to lower yields on marketable securities for the current year period.
The decrease in interest expense was primarily due to the repayments of $300.0 million of the 2020 Senior Notes in March 2019 and $300.0 million of the 2024 Senior Notes in October 2019, as well as the repurchases of $123.8 million notional amounts of the 1.25% and 1.5% Convertible Debentures during the second quarter of fiscal year 2020.
The increase of other expense, net was primarily due to losses on redemption and repurchases of debt in fiscal year 2020, offset in part by higher gains on foreign currency transactions.
Fiscal Year 2019 compared to Fiscal Year 2018
The decrease in interest expense was primarily due to the repurchase of $150.0 million of outstanding 5.375% Senior Notes due 2020 in September 2018, and the redemption of the $331.2 million then outstanding 2.75% Senior Convertible Debentures due in 2031 (the "2.75% 2031 Debentures") in November 2017. Additionally, in March 2019, we redeemed $300.0 million of our 5.375% Senior Notes due 2020 with the net proceeds from the sale of Imaging.
(Benefit) Provision for Income Taxes
The following table shows the (benefit) provision for income taxes on continuing operations and the effective income tax rate (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
(Benefit) provision for income taxes	$(18.8)	$12.1	$(77.2)	(254.9)%	(115.7)%
Effective income tax rate	(187.0)%	(13,016.1)%	24.6%
Fiscal Year 2020 compared to Fiscal Year 2019
The effective income tax rate in fiscal year 2020 differs from the U.S. federal statutory rate of 21.0% primarily due to a net $29.9 million deferred tax benefit from adjustments to domestic valuation allowance primarily related to the Cerence spin-off, a foreign tax benefit of $14.8 million related to prior year intangible property transfers, offset in part by uncertain tax positions of $18.0 million and the base erosion and anti-abuse tax of $6.6 million.

Provision for income taxes decreased by $30.9 million in fiscal year 2020 compared to fiscal year 2019, primarily due to a $29.9 million net deferred tax benefit from adjustments to the domestic valuation allowance primarily related to the Cerence spin-off.
Fiscal Year 2019 compared to Fiscal Year 2018
The effective income tax rate in fiscal year 2019 differs from the U.S. federal statutory rate of 21.0% primarily due to a net tax benefit of $23.4 million related to intangible property transfers, partially offset by the base erosion and anti-abuse tax and uncertain tax positions. As part of the restructuring for the spin-off of our Automotive business, we recognized an $857.8 million gross U.S. capital loss with a potential tax benefit of $180.1 million. We believe that it is not more likely than not that the tax benefit from the U.S. capital loss will be realized. As a result, we recorded a full valuation allowance against the capital loss.
Provision for income taxes increased by $89.3 million in fiscal year 2019 compared to fiscal year 2018, primarily due to the deferred tax benefit of $87.1 million related to the Tax Cuts and Jobs Act ("TCJA") remeasurement of deferred tax assets and liabilities at the lower enacted rate in fiscal year 2018.
Net (Loss) Income from Discontinued Operations
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
SEGMENT ANALYSIS
For further details of financial information about our operating segments, see Note 23 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The following table presents certain financial information about our operating segments (dollars in millions):

	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2019	Fiscal Year 2018	% Change 2020 vs. 2019	% Change 2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)	(ASC 606)	(ASC 605)
Segment Revenues (a):
Healthcare	$915.3	$950.6	$984.4	$984.8	(3.7)%	—%
Enterprise	530.0	510.8	507.4	483.2	3.8%	5.0%
Other	33.9	61.5	61.8	109.1	(44.9)%	(43.3)%
Total segment revenues	1,479.2	1,522.8	1,553.6	1,577.1	(2.9)%	(1.5)%
Less: acquisition related revenues adjustments	(0.3)	(1.5)	(2.6)	(9.5)	(80.4)%	(72.6)%
Total revenues	$1,478.9	$1,521.3	$1,551.0	$1,567.6	(2.8)%	(1.1)%
Segment Profit:
Healthcare	$298.8	$333.5	$360.5	$322.7	(10.4)%	11.7%
Enterprise	146.9	131.2	131.6	130.2	12.0%	1.1%
Other	19.7	19.6	20.1	24.2	0.9%	(17.0)%
Total segment profit	$465.4	$484.3	$512.2	$477.0	(3.9)%	7.4%
Segment Profit Margin:
Healthcare	32.6%	35.1%	36.6%	32.8%	(2.4)%	3.9%
Enterprise	27.7%	25.7%	25.9%	26.9%	2.0%	(1.0)%
Other	58.2%	31.7%	32.4%	22.1%	26.5%	10.3%
Total segment profit margin	31.5%	31.8%	33.0%	30.2%	(0.3)%	2.7%

(a)
Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.

Segment Revenues
Fiscal Year 2020 compared to Fiscal Year 2019

•	Healthcare segment revenue for fiscal year 2020 decreased by $35.3 million, or 3.7%, primarily driven by:

•
Revenue from Dragon Medical cloud offerings increased by $77.2 million, or 38.0%, to $280.1 million for fiscal year 2020 from $202.9 million for fiscal year 2019, primarily due to the continued market penetration and customer transition to our cloud-based solutions.

•
Revenue from radiology and other decreased by $11.5 million, or 4.9%, to $222.5 million for fiscal year 2020 from $234.1 million for fiscal year 2019, primarily due to the timing of multi-year term license renewals and the loss of transaction volume during the pandemic.

•
Revenue from transcription services decreased by $40.8 million, or 19.0%, to $174.4 million for fiscal year 2020 from $215.2 million for fiscal year 2019, primarily driven by continued erosion from customers' transition to our cloud-based solutions and lower transaction volume due to COVID-19.

•
Revenue from Dragon Medical licensing and maintenance and support decreased by $38.1 million or 32.4%, to $79.6 million for fiscal year 2020 from $117.7 million for fiscal year 2019, primarily driven by the continued transition from term licenses sold with maintenance and support to cloud-based solutions.

•
Professional services revenue decreased by $21.6 million or 29.2%, to $52.2 million for fiscal year 2020 from $73.8 million for fiscal year 2019, primarily driven by lower revenue related to EHR implementations due to certain project deferrals during the pandemic, as well as our shift away from lower-margin professional services.

•	Enterprise segment revenue for fiscal year 2020 increased by $19.2 million, or 3.8%, primarily due to the growth in digital engagement solutions.

•	Other segment revenue for fiscal year 2020 decreased by $27.6 million, or 44.9%, due to the wind-down of Devices and the sale of our Mobile Operator Services business in fiscal year 2019.
Fiscal Year 2019 compared to Fiscal Year 2018

•
Healthcare segment revenue for the year ended September 30, 2019 reflected the up-front recognition of term license revenue from Clintegrity, Dragon Medical, and radiology business under ASC 606. Under ASC 605, Healthcare segment revenue decreased by $0.4 million, primarily driven by:

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

•
Enterprise segment revenue for the year ended September 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices, and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment revenue increased by $24.2 million, or 5.0%, during fiscal year 2019 primarily due to the growth in our omni-channel hosting solutions.

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

Segment Profit
Fiscal Year 2020 compared to Fiscal Year 2019

•
Healthcare segment profit for the year ended September 30, 2020 decreased by $34.8 million, or 10.4%, primarily due to lower revenue and higher R&D and sales and marketing expenses, offset in part by gross margin improvement. Gross margin increased primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription and EHR implementation services. The increases in R&D and sales and marketing expenses were primarily due to higher spend to support the development and launch of new products and solutions. As a result, segment profit margin decreased by 2.4 percentage points to 32.6%.

•
Enterprise segment profit for the year ended September 30, 2020 increased by $15.8 million, or 12.0%, primarily due to higher segment revenue and gross margin, offset in part by higher R&D and sales expenses. Gross margin improvement was primarily driven by a favorable shift in revenue mix towards higher-margin license revenue. The increase in R&D expense was primarily due to higher spend on core technologies to support future growth. The increase in sales expense was primarily driven by higher commission costs due to higher bookings, offset in part by lower travel and entertainment expenses during the pandemic. As a result, segment profit margin increased by 2.0 percentage points to 27.7%.

•
Other segment profit for the year ended September 30, 2020 increased by $0.2 million, or 0.9%, primarily driven by lower expense profile of the remaining business, offset in part by lower revenue. As a result, segment profit margin increased by 26.5 percentage points to 58.2%.

Fiscal Year 2019 compared to Fiscal Year 2018

•
Healthcare segment profit for the year ended September 30, 2019 reflected the upfront recognition of term license revenue and related costs for Clintegrity, Dragon Medical, and radiology business under ASC 606. Under ASC 605, Healthcare segment profit increased by $37.8 million, or 11.7%, primarily due to higher gross margin. The gross margin improvement was primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution from lower margin medical transcription services, and lower revenue from EHR implementation and optimization services which carried lower margins. As a result, segment profit margin increased by 3.9 percentage points, to 36.6% for fiscal year 2019.

•
Enterprise segment profit for the year ended September 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the up-front recognition of term license revenue and related costs under ASC 606. Under ASC 605, Enterprise segment profit increased by $1.4 million, or 1.1%, primarily due to higher segment revenue and lower sales and marketing expense, offset in part by lower gross margin. Gross margin decline was primarily due to lower license revenue, which carries higher margins. The decrease in sales and marketing expenses was primarily due to lower compensation expenses. As a result, segment profit margin decreased by 1.0 percentage points to 25.9% for fiscal year 2019 from 26.9% for fiscal year 2018.

•
Other segment profit for the year ended September 30, 2019 reflected the allocation of contract consideration to multiple performance obligations based on standalone selling prices and the upfront recognition of term license costs under ASC 606. Under ASC 605, Other segment profit decreased by $4.1 million, or 17.0%, primarily driven by our costs saving initiatives related to the wind-down of our Devices and Mobile Operator Services businesses, offset in part by lower segment revenue.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $372.3 million as of September 30, 2020, a decrease of $392.5 million from $764.8 million as of September 30, 2019. Our working capital, defined as total current assets less total current liabilities of continuing operations, was $(250.2) million as of September 30, 2020, compared to $(551.6) million as of September 30, 2019. Our working capital takes into accounts $432.2 million, and $1,142.9 million short-term debt as of September 30, 2020 and 2019, respectively. As of September 30, 2020, we had $240.1 million available for borrowing under our revolving credit facility. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $60.9 million as of September 30, 2020 and $135.9 million as of September 30, 2019. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.
Disposition of Our Medical Transcription and EHR Implementation Businesses
In connection with our ongoing comprehensive portfolio and business review, during the first quarter of 2021, we announced our strategic plan to sell our medical transcription and EHR go-live businesses to Assured Healthcare Partners and Aeries Technology Group. These businesses provide critical support to healthcare organizations, and upon the closing of the sale, Nuance will be both a minority stakeholder and business partner committed to the success of the new business, named DeliverHealth Solutions.
As a result, we expect the results of medical transcription and EHR go-live businesses to be included within discontinued operations on the consolidated statements of operations, and the related assets and liabilities to be classified as assets and liabilities held for sale on the consolidated balance sheets effective the first quarter of fiscal year 2021.
The change in financial statement presentation may trigger changes in reporting units, which may result in a goodwill impairment charge of $10 million to $20 million during the first quarter of fiscal year 2021.
1.25% 2025 Debentures and 1.5% 2035 Debentures
As more fully described in Note 10, during the fourth quarter of fiscal year 2020, our common stock price exceeded the conversion threshold price, which equals 130% of the conversion price specified in the debenture for at least 20 trading days during the 30 consecutive trading days ending September 30, 2020. As a result, our 1.25% 2025 Debentures and 1.5% 2035 Debentures are convertible any time between October 1, 2020 and December 31, 2020 at the option of the holders. Additionally, with the current increase in our market price, we expect the 1.0% 2035 Debenture will also become convertible as of December 31, 2020. Accordingly, the principal amounts of convertible debentures total $1,167 million likely will be convertible from December 31, 2020 through March 31, 2021 and other future periods should the stock price continue to exceed the conversion price for at least 20 trading days during the 30 consecutive trading days ending each quarter. Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash and any amount payable in excess of the principal amount, based upon the conversion ratio specified in the indenture, would be paid in cash or shares of our common stock at our election.
Our convertible debentures are actively traded in the open market and consistently at a trading price in excess of their conversion values. Therefore, we believe that it is uneconomic, and thus unlikely for the holders to early exercise their conversion rights with Nuance. In the event that the holders presented an amount for settlement that exceeded our then available sources of liquidity, we may possibly need to obtain additional financing, which we believe would be available to us based upon our assessment of the prevailing market and business conditions and our experience of successful capital raising activities.
As of September 30, 2020, the net carrying values of the 1.25% 2025 Debenture and the 1.5% 2035 Debenture were reclassified to current liabilities.
Automotive Spin-Off
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
For the year ended September 30, 2020, we incurred cash payments of $13.3 million related to the separation and spin-off of our Automotive business, which have been presented as operating cash flows from discontinued operations.
Net Cash Provided by Operating Activities
Fiscal Year 2020 compared to Fiscal Year 2019
Cash provided by operating activities for fiscal year 2020 was $254.6 million, a decrease of $146.8 million from $401.4 million cash provided by operating activities for fiscal year 2019. The net decrease was primarily due to:

•	A decrease of $79.3 million due to unfavorable changes in working capital, primarily related to the timing of cash collections and cash payments;

•	A decrease of $110.1 million in operating cash flows from discontinued operations; offset in part by,

•	An increase of $30.9 million due to higher income before non-cash charges; and

•
An increase of $11.6 million from changes in deferred revenue. Deferred revenue had a positive effect of $15.9 million on operating cash flows for fiscal year 2020, as compared to $4.2 million for fiscal year 2019.

Fiscal Year 2019 compared to Fiscal Year 2018
Cash provided by operating activities for fiscal year 2019 was $401.4 million, a decrease of $43.1 million from $444.4 million cash provided by operating activities for fiscal year 2018. The net decrease was primarily due to:

•
A decrease of $43.3 million from changes in deferred revenue. Deferred revenue had a positive effect of $4.2 million on operating cash flows for fiscal year 2019, as compared to $47.5 million in fiscal year 2018, primarily due to the ASC 606 implementation using the modified retrospective approach in the current period;

•	A decrease of $106.7 million in operating cash flows from discontinued operations; offset in part by,

•	An increase of $87.5 million due to higher income before non-cash charges;

•	An increase of $19.4 million due to favorable changes in working capital, primarily related to the timing of cash payments.
Net Cash Provided by Investing Activities
Fiscal Year 2020 compared to Fiscal Year 2019
Cash provided by investing activities for fiscal year 2020 was $72.7 million, a decrease of $223.3 million from $296.0 million cash provided by operating activities in fiscal year 2019. The net decrease was primarily due to:

•	Net proceeds of $406.9 million, primarily from the sale of our Imaging business during the second quarter of fiscal year 2019;

•	An increase of $17.1 million in cash used for capital expenditures; offset in part by,

•	An increase of $179.7 million in net proceeds from the sale and purchase of marketable securities and other investments; and

•	A decrease of $19.9 million in payments for business and asset acquisitions.
Fiscal Year 2019 compared to Fiscal Year 2018
Cash provided by investing activities for fiscal year 2019 was $296.0 million, an increase of $333.3 million from $37.3 million cash used in fiscal year 2018. The net increase was primarily due to:

•	Net proceeds of $407.0 million from the dispositions of businesses, net of transaction fees;

•	A decrease of $89.3 million in payments for business and asset acquisitions;

•	A decrease of $4.7 million in capital expenditures; offset in part by

•	A decrease of $167.7 million in net proceeds from the sale and purchase of marketable securities and other investments.
Net Cash Used in Financing Activities
Fiscal Year 2020 compared to Fiscal Year 2019
Cash used in financing activities for fiscal year 2020 was $586.2 million, an increase of $134.2 million from $452.0 million cash used in fiscal year 2019. The net increase was primarily due to:

•	An increase of $213.6 million in the repayment and redemption of debt;

•	Net proceeds of $9.9 million from sale of noncontrolling interests in a subsidiary in fiscal year 2019;

•	An increase of $42.3 million in share repurchases;

•	An increase of $4.6 million related to payments for taxes related to net share settlement of equity awards; offset in part by,

•	A net contribution of $139.1 million from Cerence in connection with the spin-off of our Automobile business during the first quarter of fiscal year 2020.

Fiscal Year 2019 compared to Fiscal Year 2018
Cash used in financing activities for fiscal year 2019 was $452.0 million, a decrease of $228.3 million from $680.3 million cash used in fiscal year 2018. The net decrease was primarily due to:

•
A decrease of $181.2 million in repayment and redemption of debt. During fiscal year 2019, we redeemed $300.0 million in aggregate principal of our 5.375% Senior Notes due 2020 with the net proceeds from the sale of Imaging. During fiscal year 2018, we redeemed approximately $331.2 million in aggregate principal of the 2.75% 2031 Debentures and repurchased $150.0 million in aggregate principal amount of our 2020 Senior Notes.

•	A decrease of $24.8 million related to acquisition payments with extended payment terms;

•	A decrease of $6.0 million related to payments for taxes related to net share settlement of equity awards;

•	A decrease of $9.2 million for share repurchases; offset in part by,

•	An increase of $9.9 million due to the proceeds from sale of noncontrolling interests in a subsidiary.
Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 10 to the accompanying consolidated financial statements. For the year ended September 30, 2020, we spent approximately $513.6 million on repurchase and redemption of debt:

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
As of September 30, 2020, we were in compliance with all of our debt covenants.
We may from time to time, depending on market and business conditions, repurchase outstanding debt in the open market or in privately negotiated transactions. We expect to incur cash interest payment of $41.6 million in fiscal year 2021, based on the stated yields and the outstanding debt principals as of September 30, 2020. We expect to fund our debt service requirements through existing sources of liquidity and our operating cash flows.
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
We repurchased 9.5 million shares, 8.2 million shares and 9.7 million shares for $169.2 million, $126.9 million and $136.1 million during the fiscal years ended September 30, 2020, 2019 and 2018, respectively, under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of September 30, 2020, approximately $261.2 million remained available for future repurchases under the program.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Contractual Obligations
The following table outlines our contractual payment obligations for continuing operations as of September 30, 2020 (dollars in millions):

	Contractual payments Due in Fiscal Year
Contractual Obligations	Total	2021	2022 and 2023	2024 and 2025	Thereafter
Convertible debentures (1)	$1,166.5	$490.0	$676.5	$—	$—
Senior notes (2)	500.0	—	—	—	500.0
Interest payable on long-term debt (3)	207.2	41.6	71.6	61.2	32.8
Letters of credit (4)	2.4	2.4	—	—	—
Lease obligations and other liabilities:
Operating leases (5)	136.0	27.9	39.9	27.1	41.1
Operating leases under restructuring	16.9	4.5	7.2	3.3	1.9
Purchase commitments for inventory, property and equipment (6)	145.1	57.4	87.7	—	—
Total contractual cash obligations	$2,174.1	$623.8	$882.9	$91.6	$575.8

(1)
The repayment schedule above assumes that payment is due on the first contractual redemption date after September 30, 2020. As more fully described in Note 10 to the accompanying consolidated financial statements, as of September 30, 2020, the holders had the right to convert all or any portion of the 1.25% 2025 Debentures and 1.5% 2035 Debentures between October 1, 2020 and December 31, 2020. As a result, the net carrying amounts of these two convertible notes were included in current liabilities as of September 30, 2020.

(2)	The repayment schedule reflects outstanding principal amount of our 5.625% senior notes due 2026 as of September 30, 2020.

(3)
Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of September 30, 2020, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(4)	Letters of credit are in place primarily to secure future operating lease payments.

(5)
Obligations include contractual lease commitments related to facilities that have subsequently been subleased. As of September 30, 2020, we have subleased certain facilities with total sublease income of $12.4 million through fiscal year 2027.

(6)	These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customer backlog.
As of September 30, 2020, $60.5 million of the unrecognized tax benefits, if recognized, would impact our effective income tax rate. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes of $2.1 million, $1.4 million, and $0.8 million during fiscal years 2020, 2019, and 2018, respectively. We recorded interest and penalties of $8.1 million and $8.9 million as of September 30, 2020 and 2019, respectively.
Contingent Liabilities and Commitments
Certain acquisition payments to selling stockholders were contingent upon the achievement of pre-determined performance targets over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of September 30, 2020, we may be required to pay the selling stockholders up to $3.0 million upon achieving specified performance goals, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, certain deferred compensation payments to selling stockholders contingent upon their continued employment after the acquisition were recorded as compensation expense over the requisite service period. Additionally, as of September 30, 2020, the remaining deferred payment obligations of $0.3 million to certain former stockholders, which are contingent upon their continued employment, will be recognized ratably as compensation expense over the remaining requisite service periods.
Financial Instruments
We use financial instruments to manage our foreign exchange risk. We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. As of September 30, 2020 and 2019, we had outstanding contracts with a total notional value of $40.7 million and $189.6 million, respectively.
Defined Benefit Plans
We sponsor certain defined benefit plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our defined benefit pension income was $0.4 million, $0.5 million, and $0.1 million for fiscal years 2020, 2019, and 2018, respectively. The aggregate projected benefit obligation as of September 30, 2020 and September 30, 2019 was $35.4 million and $35.2 million, respectively. The aggregate net liability of our defined benefit plans as of September 30, 2020 and September 30, 2019 was $13.2 million and $12.6 million, respectively.
Off-Balance Sheet Arrangements
Through September 30, 2020, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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
We allocate the transaction price of the arrangement based on the relative estimated standalone selling price ("SSP") of each distinct performance obligation. In determining SSP, we maximize observable inputs and consider a number of data points, including:

•	the pricing of standalone sales (in the instances where available);

•	the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;

•	contractually stated prices for deliverables that are intended to be sold on a standalone basis; and

•	other pricing factors, such as the geographical region in which the products are sold, and expected discounts based on the customer size and type.
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
Goodwill Impairment Analysis
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. In fiscal year 2017, we elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment” for its annual goodwill impairment test. ASU 2017-04 removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There was no goodwill impairment for fiscal year 2020 and 2019. See Note 6 to the accompanying consolidated financial statements for the impairment charges recorded in fiscal year 2018.
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
Intangible Assets and long-lived Asset groups
Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. See Note 6 for the impairment charges recorded in fiscal year 2018.
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
As of September 30, 2020, we have $230.3 million of valuation allowances recorded against all U.S. deferred tax assets and certain foreign deferred tax assets. If we are subsequently able to utilize all or a portion of the deferred tax assets for which the remaining valuation allowance has been established, then we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.
Uncertain Tax Positions
We operate in multiple jurisdictions through wholly-owned subsidiaries and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications related to legal entity restructuring, credits, intercompany transfer and acquisition or divestiture. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
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
Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the applicable period. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the euro, British pound, Canadian dollar, and Indian rupee.
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of September 30, 2020, we had not designated any contracts as fair value or cash flow hedges. The contracts generally have a maturity of less than 90 days. As of September 30, 2020, the notional contract amount of outstanding foreign currency exchange contracts was $40.7 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.

As of September 30, 2020, we held approximately $372.3 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $3.7 million per annum, based on the September 30, 2020 reported balances of our investment accounts.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $33.19 as of September 30, 2020 (dollars in millions):

	September 30, 2020
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
1.5% 2035 Debentures	$375.7	$366.2	$34.8	$36.6
1.0% 2035 Debentures	$985.3	$930.8	$79.4	$93.1
1.25% 2025 Debentures	$465.9	$442.8	$39.6	$44.3

Item 8.	Financial Statements and Supplementary Data
Nuance Communications, Inc. Consolidated Financial Statements
NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Nuance Communications, Inc.
Burlington, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 19, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal 2020 due to the adoption of Accounting Standards Update 2016-02, "Leases" ("ASC 842").
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Determination of Distinct Performance Obligations in Customer Revenue Contracts
As described in Note 3 to the consolidated financial statements, the Company recorded total revenues of $1.48 billion for the year ended September 30, 2020. The Company derives revenue from the following sources: (i) hosting services, (ii) software licenses, including royalties, (iii) M&S, (iv) professional services, and (v) sale of hardware. The Company enters into contracts with its customers, which frequently contain multiple performance obligations. The Company accounts for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
We identified the determination of distinct performance obligations as a critical audit matter. Significant judgment can be required to determine the performance obligations in a contract and whether they are distinct. Auditing these aspects involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:

•	Evaluating the design and testing operating effectiveness of certain controls relating to management’s identification and assessment of distinct performance obligations in contracts with customers.

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
Uncertain Tax Positions
As described in Note 21 to the Company’s consolidated financial statements, the Company’s total uncertain tax positions (“UTPs”) for the fiscal year ended September 30, 2020 were $60.5 million. The Company operates in multiple jurisdictions through its wholly-owned subsidiaries and its global structure is complex. The Company’s tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.
We identified the assessment of uncertain tax positions as a critical audit matter. The Company’s tax provision processes related to the UTPs involved significant management judgment in the assessment of the potential tax implications related to legal entity restructuring, credits, intercompany transfers and acquisition or divestiture activities. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of auditor judgment required in evaluating the Company’s interpretation of, and compliance with global tax laws across its multiple subsidiaries, including the extent of specialized skill or knowledge needed.
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

•
Utilizing personnel with specialized skill and knowledge in tax to assist in evaluating technical merits, reasonableness of management’s judgments and assumptions used in UTP calculations and the overall reasonableness of conclusions reached.

/s/ BDO USA, LLP
BDO USA, LLP
BDO USA, LLP
Boston, MA
November 19, 2020
We have served as the Company's auditor since 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Nuance Communications, Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited Nuance Communications, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and our report dated November 19, 2020 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP
BDO USA, LLP

BDO USA, LLP
Boston, MA
November 19, 2020

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
	(In thousands, except per share amounts)
Revenues:
Hosting and professional services	$926,044	$913,643	$940,044
Product and licensing	296,127	338,693	375,230
Maintenance and support	256,728	268,935	252,326
Total revenues	1,478,899	1,521,271	1,567,600
Cost of revenues:
Hosting and professional services	518,145	551,419	608,286
Product and licensing	61,995	71,280	55,670
Maintenance and support	30,989	33,369	39,228
Amortization of intangible assets	27,810	27,416	40,218
Total cost of revenues	638,939	683,484	743,402
Gross profit	839,960	837,787	824,198
Operating expenses:
Research and development	226,234	192,633	207,189
Sales and marketing	273,324	274,031	286,550
General and administrative	156,353	172,638	213,809
Amortization of intangible assets	50,897	54,206	65,157
Acquisition-related costs, net	2,884	7,965	12,010
Restructuring and other charges, net	17,680	29,147	52,846
Impairment of goodwill and other intangible assets	—	—	170,941
Total operating expenses	727,372	730,620	1,008,502
Income (loss) from operations	112,588	107,167	(184,304)
Other income (expense):
Interest income	4,527	13,705	9,327
Interest expense	(93,968)	(120,095)	(137,253)
Other expense, net	(13,117)	(870)	(1,767)
Income (loss) before income taxes	10,030	(93)	(313,997)
(Benefit) provision for income taxes	(18,752)	12,105	(77,160)
Net income (loss) from continuing operations	28,782	(12,198)	(236,837)
Net (loss) income from discontinued operations	(7,386)	226,008	76,909
Net income (loss)	$21,396	$213,810	$(159,928)

Net income (loss) per common share - basic:
Continuing operations	$0.10	$(0.04)	$(0.81)
Discontinued operations	(0.02)	0.79	0.26
Total net income (loss) per basic common share	$0.08	$0.75	$(0.55)

Net income (loss) per common share - diluted:
Continuing operations	$0.10	$(0.04)	$(0.81)
Discontinued operations	(0.03)	0.79	0.26
Total net income (loss) per diluted common share	$0.07	$0.75	$(0.55)

Weighted average common shares outstanding:
Basic	282,644	286,347	291,318
Diluted	291,994	286,347	291,318

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
	(In thousands)
Net income (loss)	$21,396	$213,810	$(159,928)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,167	(11,993)	(23,973)
Cerence Spin-off	12,331	—	—
Reclassification of currency translation differences into earnings as a result of business disposition	—	5,605	—
Pension adjustments	423	(3,768)	2,644
Unrealized (loss) gain on marketable securities	(66)	246	(192)
Total other comprehensive income (loss), net	14,855	(9,910)	(21,521)
Comprehensive income (loss)	$36,251	$203,900	$(181,449)

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	September 30, 2019
	(ASC 606)	(ASC 606)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$301,233	$560,961
Marketable securities	71,114	186,555
Accounts receivable, less allowances for doubtful accounts of $11,115 and $9,797	200,576	240,673
Prepaid expenses and other current assets	163,062	175,166
Current assets, discontinued operations	—	91,858
Total current assets	735,985	1,255,213
Marketable securities	—	17,287
Land, buildings and equipment, net	143,428	121,203
Goodwill	2,133,712	2,127,896
Intangible assets, net	213,484	291,371
Right-of-use assets	110,276	—
Other assets	256,447	316,215
Long-term assets, discontinued operations	—	1,236,608
Total assets	$3,593,332	$5,365,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$432,209	$1,142,870
Contingent and deferred acquisition payments	4,224	17,470
Accounts payable	75,122	90,826
Accrued expenses and other current liabilities	213,264	249,570
Deferred revenue	261,323	214,223
Current liabilities, discontinued operations	—	130,117
Total current liabilities	986,142	1,845,076
Long-term debt	1,104,464	793,536
Deferred revenue, net of current portion	104,309	133,783
Deferred tax liabilities	70,116	54,216
Operating lease liabilities	107,621	—
Other liabilities	76,747	79,378
Long-term liabilities, discontinued operations	—	286,654
Total liabilities	2,449,399	3,192,643

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 286,703 and 289,680 shares issued and 282,952 and 285,929 shares outstanding, respectively	287	290
Additional paid-in capital	1,550,568	2,597,889
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(117,918)	(132,773)
Accumulated deficit	(272,216)	(293,612)
Total Nuance Communications, Inc. stockholders' equity	1,143,933	2,155,006
Noncontrolling interests	—	18,144
Total stockholders’ equity	1,143,933	2,173,150
Total liabilities and stockholders’ equity	$3,593,332	$5,365,793

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2017	293,938	$294	$2,629,245	(3,751)	$(16,788)	$(101,342)	$(580,027)	$—	$1,931,382
Prior period adjustment related to early adoption of ASU 2016-16	—	—	—	—	—	—	(882)	—	(882)
Issuance of common stock under employee stock plans	10,568	10	18,374	—	—	—	—	—	18,384
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(3,304)	(3)	(52,333)	—	—	—	—	—	(52,336)
Stock-based compensation	—	—	138,487	—	—	—	—	—	138,487
Repurchase and retirement of common stock	(9,698)	(10)	(136,080)	—	—	—	—	—	(136,090)
Net loss	—	—	—	—	—	—	(159,928)	—	(159,928)
Other comprehensive loss	—	—	—	—	—	(21,521)	—	—	(21,521)
Balance at September 30, 2018	291,504	291	2,597,693	(3,751)	(16,788)	(122,863)	(740,837)	—	1,717,496
Accumulated adjustment related to the adoption of ASC 606	—	—	—	—	—	—	233,415	—	233,415
Issuance of common stock under employee stock plans	8,981	9	16,588	—	—	—	—	—	16,597
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,645)	(2)	(42,552)	—	—	—	—	—	(42,554)
Stock-based compensation	—	—	161,371	—	—	—	—	—	161,371
Repurchase and retirement of common stock	(8,160)	(8)	(126,930)	—	—	—	—	—	(126,938)
Noncontrolling interests	—	—	(8,281)	—	—	—	—	18,144	9,863
Net income	—	—	—	—	—	—	213,810	—	213,810
Other comprehensive loss	—	—	—	—	—	(9,910)	—	—	(9,910)
Balance at September 30, 2019	289,680	290	2,597,889	(3,751)	(16,788)	(132,773)	(293,612)	18,144	2,173,150
Cerence Spin-off	—	—	(922,567)	—	—	12,331	—	(18,144)	(928,380)
Issuance of common stock under employee stock plans	9,387	9	14,831	—	—	—	—	—	14,840
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,907)	(3)	(56,457)	—	—	—	—	—	(56,460)
Stock-based compensation	—	—	132,201	—	—	—	—	—	132,201
Repurchases and retirement of common stock	(9,457)	(9)	(169,208)	—	—	—	—	—	(169,217)
Repurchases of convertible notes (a)	—	—	(46,121)	—	—	—	—	—	(46,121)
Net income	—	—	—	—	—	—	21,396	—	21,396
Other comprehensive income	—	—	—	—	—	2,524	—	—	2,524
Balance at September 30, 2020	286,703	$287	$1,550,568	(3,751)	$(16,788)	$(117,918)	$(272,216)	$—	$1,143,933

(a) According to ASC 470-20, cash consideration paid to repurchase and retire our convertible notes was first allocated to debt component based on the actual fair value on the trading date, and the remaining consideration was allocated to additional paid-in capital.

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
	(In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$28,782	$(12,198)	$(236,837)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	37,772	47,417	51,426
Amortization	78,707	81,622	105,375
Stock-based compensation	133,294	119,255	127,043
Non-cash interest expense	49,440	49,488	49,091
Deferred tax benefit	(39,937)	(12,437)	(88,407)
Loss (gain) on extinguishment of debt	18,656	910	(348)
Impairment of goodwill and other intangible assets	—	—	170,941
Impairment of fixed assets	—	—	10,550
Other	2,736	4,462	2,230
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	42,075	3,366	6,168
Prepaid expenses and other assets	(7,259)	(21,063)	(8,009)
Accounts payable	(8,173)	12,122	(7,909)
Accrued expenses and other liabilities	(84,076)	27,415	12,166
Deferred revenue	15,854	4,227	47,499
Net cash provided by operating activities - continuing operations	267,871	304,586	240,979
Net cash (used in) provided by operating activities - discontinued operations	(13,307)	96,771	203,447
Net cash provided by operating activities	254,564	401,357	444,426
Cash flows from investing activities:
Capital expenditures	(61,297)	(44,185)	(48,845)
Proceeds from dispositions of businesses, net of transaction fees	150	407,043	—
Purchases of marketable securities and other investments	(180,005)	(349,125)	(201,995)
Proceeds from sales and maturities of marketable securities and other investments	313,734	303,171	323,695
Payments for business and asset acquisitions, net of cash acquired	(1,000)	(20,873)	(110,170)
Other	1,147	—	—
Net cash provided by (used in) investing activities	72,729	296,031	(37,315)
Cash flows from financing activities:
Repurchase and redemption of debt	(513,642)	(300,000)	(481,172)
Net distribution from Cerence upon the spin-off	139,090	—	—
Payments for repurchase of common stock	(169,217)	(126,938)	(136,090)
Acquisition payments with extended payment terms	—	—	(24,842)
Proceeds from issuance of common stock from employee stock plans	14,840	16,597	18,384
Proceeds from the revolving credit facility	230,000	—	—
Repayment of the revolving credit facility	(230,000)	—	—
Payments for taxes related to net share settlement of equity awards	(54,056)	(49,428)	(55,396)
Proceeds from sale of noncontrolling interests in a subsidiary	—	9,863	—
Other financing activities	(3,222)	(2,131)	(1,232)
Net cash used in financing activities	(586,207)	(452,037)	(680,348)
Effects of exchange rate changes on cash and cash equivalents	(814)	(353)	(3,099)
Net (decrease) increase in cash and cash equivalents	(259,728)	244,998	(276,336)
Cash and cash equivalents at beginning of year	560,961	315,963	592,299
Cash and cash equivalents at end of year	$301,233	$560,961	$315,963

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Presentation
Nuance Communications, Inc. ("We", "Nuance", or the "Company") is a pioneer and leader in conversational and cognitive AI innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, financial services, telecommunications and travel industries, among others. We have three reportable segments as of September 30, 2020: Healthcare, Enterprise, and Other. See Note 23 for a description of each of these segments.
As more fully described in Note 10, during the fourth quarter of fiscal year 2020, our common stock price exceeded the conversion threshold price, which equals 130% of the conversion price specified in the debenture for at least 20 trading days during the 30 consecutive trading days ending September 30, 2020. As a result, our 1.25% 2025 Debentures and 1.5% 2035 Debentures are convertible any time between October 1, 2020 and December 31, 2020 at the option of the holders. Additionally, with the current increase in our market price, we expect the 1.0% 2035 Debenture will also become convertible as of December 31, 2020. Accordingly, the principal amounts of convertible debentures total $1,167 million likely will be convertible from December 31, 2020 through March 31, 2021 and other future periods should the stock price continue to exceed the conversion price for at least 20 trading days during the 30 consecutive trading days ending each quarter. Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash and any amount payable in excess of the principal amount, based upon the conversion ratio specified in the indenture, would be paid in cash or shares of our common stock at our election.
Our convertible debentures are actively traded in the open market and consistently at a trading price in excess of their conversion values. Therefore, we believe that it is uneconomic, and thus unlikely for the holders to early exercise their conversion rights with Nuance. In the event that the holders presented an amount for settlement that exceeded our then available sources of liquidity, we may possibly need to obtain additional financing, which we believe would be available to us based upon our assessment of the prevailing market and business conditions and our experience of successful capital raising activities.
2. Summary of Significant Accounting Policies
Use of Estimates
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which requires management to make estimates and assumptions. These estimates, judgments and assumptions can affect the reported amounts in the financial statements and the footnotes thereto. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, assumptions and judgments. Significant estimates inherent to the preparation of financial statements include: revenue recognition; the allowances for doubtful accounts and sales returns; contract assets; internally developed software; goodwill and intangible assets; business combinations, including contingent consideration; and income taxes, including valuation allowance and uncertain tax positions. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.
Basis of Consolidation
The consolidated financial statements include the accounts Nuance and our subsidiaries. Intercompany transactions and balances have been eliminated.
Revenue Recognition under ASC 605 for fiscal year 2018
We derive revenue from the following sources: (1) software license agreements, including royalty and other usage-based arrangements, (2) professional services, (3) hosting services and (4) post-contract customer support ("PCS"). Our hosting services are generally provided through on-demand, usage-based or per transaction fee arrangements. Generally, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable.
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
We enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings, for example, software licenses, PCS, professional services, and hosting services. In such arrangements, we allocate total arrangement consideration to software or software-related elements and any non-software element separately based on the selling price hierarchy group following our policies. Where possible, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or Third-Party Evidence (“TPE”) of selling price. Typically, we are unable to determine TPE of selling price. Therefore, when neither VSOE nor TPE of selling price exist for a deliverable, we use our Estimate of Selling Price (“ESP”) for the purposes of allocating the arrangement consideration. We determine ESP for a product or service by considering multiple factors including, but not limited to, major project groupings, market conditions, competitive landscape, price list and discounting practices. We have established VSOE of fair value for the majority of our PCS, professional services, and training. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
See Note 3 for revenue recognition under ASC 606 for fiscal years 2020 and 2019.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assets acquired and liabilities assumed is recorded against goodwill in the period in which the amount is determined. Any adjustment identified subsequent to the measurement period is included in operating results in the period in which the amount is determined.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There was no goodwill impairment for fiscal year 2020. See Note 6 for the impairment charges recorded in fiscal year 2018.
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
Long-Lived Assets with Definite Lives
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
Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. There was no intangible asset impairment for fiscal year 2020. See Note 6 for the impairment charges recorded in fiscal year 2018.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds and time deposits with original maturities of 90 days or less.
Marketable Securities
Marketable securities consist of time deposits and high-quality corporate debt instruments with stated maturities of more than 90 days. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of tax.
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
For the years ended September 30, 2020, 2019 and 2018, the activity related to accounts receivable allowances was as follows (dollars in thousands):

	Allowance for Doubtful Accounts	Allowance for Sales Returns
Balance at September 30, 2017	$11,106	$29,541
Bad debt provision	2,011	—
Write-offs, net of recoveries	(4,248)	—
Revenue adjustments, net (a)	—	(23,396)
Balance at September 30, 2018	8,869	6,145
Bad debt provisions	2,375	—
Write-offs, net of recoveries	(1,447)	—
Revenue adjustments, net	—	(1,554)
Balance at September 30, 2019	9,797	4,591
Bad debt provisions	2,117	—
Write-offs, net of recoveries	(799)	—
Revenue adjustments, net	—	(935)
Balance at September 30, 2020	$11,115	$3,656

(a) The decrease in provisions was primarily due to the resolution of the reserves related to the 2017 Malware Incident.
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
Software development costs also include costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. As of September 30, 2020 and 2019, the net book value of capitalized internal-use software costs was $55.6 million and $26.3 million, respectively, which are included within Land, buildings and equipment, net.
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
The components of acquisition-related costs, net were as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Transition and integration costs	$3,778	$7,568	$14,443
Professional service fees	(23)	1,940	983
Acquisition-related adjustments	(871)	(1,543)	(3,416)
Total	$2,884	$7,965	$12,010
Advertising Costs
Advertising costs are expensed as incurred and recorded within sales and marketing expenses. The advertising costs capitalized as of September 30, 2020 and 2019 are de minimis. We incurred advertising costs of $16.1 million, $16.9 million and $16.5 million for fiscal years 2020, 2019 and 2018, respectively.
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
We assess the short-term and long-term classification of our convertible debt on each balance sheet date. The carrying amount of the convertible debt is reclassified to current liabilities if a contingent event has occurred that makes the debt obligation puttable. The corresponding equity component classified from additional paid-in capital to mezzanine equity when the holders have the contractual rights to redeem or convert.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, reflected in the consolidated statements of stockholders’ equity, consisted of the following (dollars in thousands):

	September 30, 2020	September 30, 2019
Foreign currency translation adjustment	$(110,110)	$(124,608)
Net unrealized losses on post-retirement benefits	(7,873)	(8,296)
Unrealized gain (loss) on marketable securities	65	131
Accumulated other comprehensive loss	$(117,918)	$(132,773)
No income tax provisions or benefits are recorded for foreign currency translation adjustment as the undistributed earnings in our foreign subsidiaries are expected to be indefinitely reinvested.
Concentration of Risk
Financial instruments that are potentially subject to significant concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and trade accounts receivable. We place our cash and cash equivalents and marketable securities with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. No customer accounted for more than 10% of our net accounts receivable balance at September 30, 2020 and 2019 or 10% of our revenue for fiscal years 2020, 2019 or 2018.
Foreign Currency Translation
The functional currency of a foreign subsidiary is generally the local currency. We translate the financial statements of foreign subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the reporting period for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive loss as a component of stockholders’ equity. We record net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within in other expense, net. Foreign currency transaction gains (losses)for fiscal years 2020, 2019 and 2018 were $1.3 million, $1.1 million and $(1.2) million, respectively.
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
The effective portion of changes in the fair values of contracts designated as cash flow hedges is recorded in equity as a component of accumulated other comprehensive loss until the hedged item effects earnings. Once the underlying forecasted transaction is realized, the changes of fair vales of instruments designated as hedges reclassified from accumulated other comprehensive loss to the statement of operations, in the appropriate income statement line items. Any ineffective portion of the instruments designated as cash flow hedges is recognized in current earnings. We report cash flows arising from derivative financial instruments designated as fair value or cash flow hedges consistent with the classification of the cash flows from the underlying hedged items that these derivatives are hedging.
No forward exchange contracts are designated as hedges for fiscal years 2020, 2019, or 2018. Changes in the fair values of the forward currency exchange contracts are recorded within other expense, net. Cash flows related to investments and settlements of forward currency exchange contracts are included within cash flows from investing activities.
Stock-Based Compensation
Stock-based compensation primarily consists of restricted stock units with service, and market or performance conditions. Equity awards are measured at the fair market value of the underlying stock at the grant date. We recognize stock compensation expense

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratably over the requisite service period and account for forfeitures based on our estimates. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued than the number of awards outstanding. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital. We record any income tax effect related to stock-based awards through the consolidated statements of operations. Excess tax benefits are recognized as deferred tax assets upon settlement and are subject to regular review for valuation allowance.
Net Income (Loss) Per Share
Basic net income or loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income or loss per share is computed using the weighted-average number of common shares, giving effect to potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, contingently issuable shares under earn-out agreements, and potential issuance of stock upon conversion of our convertible debentures, as more fully described in Note 10. In the event of conversion, we are required to settle the principal amount of the convertible debentures, with any accrued and unpaid interest in cash, and may settle the conversion spread in either cash or common stock at our election. Therefore, only the shares of common stock potentially issuable upon conversion are included within the diluted common shares for the reporting period, during which our average stock price exceeds the conversion price.
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
As a result of the adoption on October 1, 2019, we recognized $120 million of operating lease right-of-use assets, and approximately $140 million of operating lease obligations. Approximately $20 million of deferred rent balances were reclassified against the costs of the right-of-use assets. The cumulative-effect adjustment to retained earnings as of October 1, 2019 was immaterial. The adoption of the guidance did not have a material impact on our consolidated statement of operations or consolidated statement of cash flows.
Income Taxes
In January 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"), which became effective for fiscal years beginning after December 15, 2018 and interim periods therein. The guidance gives entities the option to reclassify to retained earnings the tax effects resulting from the TCJA related to items in AOCI. The guidance may be applied retrospectively to each period in which the effect of the TCJA is recognized in the period of adoption. The adoption of the guidance did not have a material impact on our condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 840): Simplifying the Accounting for Income Taxes", which will become effective for fiscal years beginning after 15 December 2020 and interim periods therein. Early adoption is permitted for entities that have not yet issued their financial statements. The guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for transactions that result in a step-up in the tax basis of goodwill. We adopted the guidance prospectively for fiscal year 2020. The adoption has no impact on our consolidated financial statements for fiscal years 2020, 2019 and 2018.
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
Convertible Notes
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new guidance eliminates two of the three models in Accounting Standards Codification (ASC) 470-202 that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-153 will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the requirements in ASC 815-404 for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The guidance will be effective for annual periods beginning after 15 December 2021, and interim periods therein. Early adoption is permitted for all entities for fiscal periods beginning after 15 December 2020, including interim periods within the same fiscal year. Entities are allowed to adopt the guidance using either the modified or full retrospective approach. We are currently assessing the provisions of the guidance but do not expect the implementation to have a material impact on our consolidated financial statement.
3. Revenue Recognition
We derive revenue from the following sources: (1) hosting services, (2) software licenses, including royalties, (3) M&S, (4) professional services, and (5) sale of hardware. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to our customers. We account for a contract when both parties have approved and committed to the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of the consideration is probable.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We allocate the transaction price of the arrangement based on the relative estimated SSP of each distinct performance obligation. In determining SSP, we maximize observable inputs and consider a number of data points, including:

•	the pricing of standalone sales (in the instances where available);

•	the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;

•	contractually stated prices for deliverables that are intended to be sold on a standalone basis; and

•	other pricing factors, such as the geographical region in which the products are sold, and expected discounts based on the customer size and type.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended September 30, 2020
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$577,787	$201,207	$136,338	$915,332
Enterprise	319,347	89,950	120,380	529,677
Other	28,910	4,970	10	33,890
Total revenues	$926,044	$296,127	$256,728	$1,478,899

	For the Year Ended September 30, 2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$546,037	$246,788	$156,905	$949,730
Enterprise	316,247	82,073	111,758	510,078
Other	51,359	9,832	272	61,463
Total revenues	$913,643	$338,693	$268,935	$1,521,271
Hardware revenue comprised approximately $28.0 million of total product and licensing revenue for fiscal year 2020 and $30.0 million for fiscal year 2019.
Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs under ASC 606. The capitalized costs primarily relate to paid commissions and other direct, incremental costs to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of September 30, 2020, we had $22.5 million of current contract acquisition costs and $54.1 million of noncurrent contract acquisition costs. As of September 30, 2019, we had $19.9 million of current contract acquisition costs and $30.1 million of noncurrent contract acquisition costs. Commission expense is primarily included in Sales and marketing expense on the consolidated statements of operations. We also had amortization expense of $18.5 million and $15.5 million related to contract acquisition costs for the year ended September 30, 2020 and 2019. There was no impairment related to commission costs capitalized.
Capitalized Contract Costs
We capitalize incremental costs incurred to fulfill our contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (3) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize, and develop applications for each customer. These costs are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. The contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term, which we estimate to be between one and five years. The contract term estimation was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify capitalized contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. At September 30, 2020, we had $18.5 million of short-term contract costs included with Prepaid expenses and other current assets and $32.8 million of long-term costs included within Other assets. As of September 30, 2019, we had $17.2 million of short-term contract costs included with Prepaid expenses and other current assets and $38.5 million of long-term costs included within Other assets.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets, and Other assets. As of September 30, 2020, we had $49.3 million of current contract assets and $109.9 million of noncurrent contract assets. As of September 30, 2019, we had $58.7 million of current contract assets and $108.7 million of noncurrent contract assets. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance September 30, 2019	$167,324
Revenues recognized but not billed	286,242
Amounts reclassified to accounts receivable	(294,315)
Balance September 30, 2020	$159,251

Our contract liabilities, or Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify Deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in Deferred revenue of continuing operations (dollars in thousands):

Deferred revenue
Balance September 30, 2019	$348,006
Amounts bill but not recognized	819,049
Revenue recognized	(801,423)
Balance September 30, 2020	$365,632

Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2020 (dollars in thousands):

	Within One Year	Two to Four Years	Greater than Four Years	Total
Total revenue	$708,343	$963,223	$62,872	$1,734,438
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
In connection with the spin-off, on September 30, 2019, we sold 1.8% of our equity interest in Cerence to a non-affiliated third party for a total cash consideration of $9.8 million. The difference between the consideration received and the carrying amount of the non-controlling interest was recognized in additional paid-in capital, which was subsequently derecognized as part of the spin-

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

off transaction. Effective as of October 1, 2019, for all periods presented, the results of operations, balance sheets and cash flows of our former Automotive business have been included within discontinued operations.
For the year ended September 30, 2020, we incurred cash payments of $13.3 million related to the separation and spin-off of our Automotive business, which have been presented as operating cash flows from discontinued operations.
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
The historical results of operations for Imaging and Automotive have been included within discontinued operations in our condensed consolidated financial statements. The following table summarizes the results of the discontinued operations (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
Major line items constituting net (loss) income of discontinued operations:
Revenue	$—	$369,251	$484,061
Cost of revenue	—	113,381	130,168
Research and development	—	90,810	98,134
Sales and marketing	—	57,905	101,755
General and administrative	—	4,367	15,965
Amortization of intangible assets	—	17,743	25,936
Acquisition-related costs, net	—	558	4,091
Restructuring and other related charges	7,386	64,569	10,652
Other	—	(332)	98
(Loss) income from discontinued operations before income taxes	(7,386)	20,250	97,262
(Benefit) provision for income taxes	—	(103,387)	20,353
Gain on disposition	—	102,371	—
Net (loss) income from discontinued operations	(7,386)	226,008	76,909

Supplemental information:
Depreciation	—	8,204	10,928
Amortization	—	28,510	42,591
Stock compensation	—	29,060	23,742
Capital expenditures	—	5,977	9,331
Payments for business and technology acquisitions, net of cash acquired	—	—	79,802

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the assets and liabilities of our former Automotive and Imaging reportable segments included within discontinued operations (dollars in thousands)

September 30, 2019
(ASC 606)
Major classes of assets of discontinued operations:
Accounts receivable, net	$67,928
Prepaid expenses and other current assets	23,930
Land, building and equipment, net	20,113
Goodwill	1,115,568
Intangible assets, net	65,561
Other assets	35,366
Total assets classified as held for sale	$1,328,466

Major classes of liabilities of discontinued operations:
Accounts payable	$14,039
Accrued expenses and other current liabilities	27,429
Deferred revenue	353,700
Other	21,603
Total liabilities classified as held for sale	$416,771

Other Dispositions
In connection with our comprehensive portfolio and business review efforts, we commenced a wind-down of our Devices and Mobile Operator Services businesses, which are part of our Other segment, during the fourth quarter of fiscal year 2018. In May 2019, we completed the sale of our Mobile Operator Services business in Brazil, and in July 2019, we completed the sale of our Mobile Operator Services business in India. The sale prices and any gain or loss were immaterial to our consolidated financial statements.
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
Fiscal Year 2018
In fiscal year 2018, we completed several acquisitions in our Healthcare segment for a total consideration of $28.5 million, including $26.5 million in cash, and $2.0 million estimated fair value for future contingent payments. As a result, we recognized goodwill of $15.7 million, including immaterial measurement-period adjustments through September 30, 2018 and other intangible assets of $11.2 million, with a weighted average life of 5.8 years. The results of operations of the acquired entities have been included within our consolidated results of operations from the acquisition dates. Such acquisitions were not material, individually or in the aggregate to our consolidated financial statements.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for our reportable segments for fiscal years 2020 and 2019 were as follows (dollars in thousands):

	Healthcare	Enterprise	Other	Total
Balance as of September 30, 2018	$1,430,325	$683,347	$13,487	$2,127,159
Acquisitions	8,785	—	—	8,785
Purchase accounting adjustments	113	—	—	113
Effect of foreign currency translation	(4,079)	(3,444)	(638)	(8,161)
Balance as of September 30, 2019	1,435,144	679,903	12,849	2,127,896
Purchase accounting adjustments	(31)	—	—	(31)
Effect of foreign currency translation	3,063	2,697	87	5,847
Balance as of September 30, 2020	$1,438,176	$682,600	$12,936	$2,133,712

Intangible assets consist of the following as of September 30, 2020 and 2019 (dollars in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$523,042	$(360,617)	$162,425	4.4
Technology and patents	205,451	(154,926)	50,525	3.1
Trade names, trademarks, and other	28,969	(28,435)	534	0.9
Total	$757,462	$(543,978)	$213,484

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$500,953	$(292,127)	$208,826	5.3
Technology and patents	147,394	(69,259)	78,135	3.8
Trade names, trademarks, and other	28,961	(24,551)	4,410	1.2
Total	$677,308	$(385,937)	$291,371

Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying statements of operations and was $27.8 million, $27.4 million and $40.2 million in fiscal years 2020, 2019 and 2018, respectively. Amortization expense for customer relationships, trade names, trademarks, and other, and non-competition agreements is included in operating expenses and was $50.9 million, $54.2 million and $65.2 million in fiscal years 2020, 2019 and 2018, respectively.
Estimated amortization expense for each of the five succeeding years as of September 30, 2020, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenue	Other Operating Expenses	Total
2021	$16,994	$43,036	$60,030
2022	16,272	39,788	56,060
2023	12,323	33,680	46,003
2024	4,936	20,074	25,010
2025	—	19,032	19,032
Thereafter	—	7,349	7,349
Total	$50,525	$162,959	$213,484

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2018 Goodwill and Intangible Assets Impairment
Effective the second quarter of fiscal year 2018, our Automotive business, which was previously included within our former Mobile segment, became a standalone operating segment. As a result of the reorganization, the former Mobile reporting unit was separated into three discrete lines of business comprised of Automotive, Dragon TV, and Devices. Dragon TV was merged within our Enterprise segment, and Devices was included within Other segment. We assigned $1,080.5 million, $12.0 million, and $36.0 million of goodwill to Automotive, Dragon TV and Devices, respectively, based on their relative fair values as of March 31, 2018, and assessed the assigned goodwill for impairment by comparing each component’s fair value to its carrying amount. As a result, we recorded a $35.1 million goodwill impairment for devices during the second quarter of fiscal year 2018.
Also, during the second quarter of fiscal year 2018, our Subscriber Revenue Services ("SRS") reporting unit, originally included within our Mobile operating segment, recorded significantly lower revenue and profitability due to recent market disruptions in certain markets that we serve. We concluded that these financial results coupled with the rapid market shifts being experienced in the industry were factors that represented impairment indicators, triggering a review of goodwill and indefinite-lived intangible assets for impairment during the second quarter of fiscal year 2018. As a result, we recorded a goodwill impairment charge of $102.8 million related to SRS for the second quarter of fiscal year 2018. The assessment did not result in any impairment charge of other intangible assets.
During the fourth quarter of fiscal year 2018, in connection with our strategic business review announced in our earnings release issued on May 9, 2018, we restructured our SRS business by separating the Voicemail-to-Text business, which continued to operate as part of the Other Segment, and commenced a wind-down of our SRS Mobile Operator Services in India and Brazil, and our Devices businesses. The wind-down decision resulted in significantly lower estimated future cash flows over a considerably shorter time horizon, which triggered a review of goodwill and long-lived asset groups for impairment.
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
7. Accounts Receivable, Net
Accounts receivable, net consisted of the following (dollars in thousands):

	September 30, 2020	September 30, 2019
	(ASC 606)	(ASC 606)
Accounts receivable, gross	$215,347	$255,061
Less: allowance for doubtful accounts	(11,115)	(9,797)
Less: allowance for sales returns	(3,656)	(4,591)
Accounts receivable, net	$200,576	$240,673

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Land, Buildings and Equipment, Net
Land, building and equipment, net consisted of the following (dollars in thousands):

	Useful Life (In Years)	September 30, 2020	September 30, 2019
Land	—	$2,400	$2,400
Building	30	6,741	6,696
Machinery and equipment	3-5	156,454	159,681
Computers, software and equipment	3-5	157,000	131,012
Leasehold improvements	2-15	32,988	26,244
Furniture and fixtures	5-7	11,217	14,455
Construction in progress	—	41,694	20,708
Subtotal		408,494	361,196
Less: accumulated depreciation		(265,066)	(239,993)
Land, building and equipment, net		$143,428	$121,203

Depreciation expense for fiscal years 2020, 2019 and 2018 was $37.8 million, $47.4 million and $51.4 million, respectively, which included amortization expense of $5.2 million, $4.1 million and $7.0 million, respectively, for internally developed software costs.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30, 2020	September 30, 2019
Compensation	$117,963	$119,412
Accrued interest payable	13,484	19,302
Cost of revenue related liabilities	29,953	58,012
Consulting and professional fees	10,857	20,401
Deferred rent liabilities	—	2,503
Sales and marketing incentives	2,021	2,692
Sales and other taxes payable	6,339	8,089
ASC 842 operating lease obligations	28,273	—
Other	4,374	19,159
Total	$213,264	$249,570

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Debt
At September 30, 2020 and 2019, we had the following borrowing obligations (dollars in thousands):

	September 30, 2020	September 30, 2019
5.625% Senior Notes due 2026, net of deferred issuance costs of $3.9 million and $4.5 million, respectively. Effective interest rate 5.625%.	$496,148	$495,518
6.000% Senior Notes due 2024, net of deferred issuance costs of $1.5 million. Effective interest rate 6.000%.	—	298,529
1.00% Convertible Debentures due 2035, net of unamortized discount of $64.8 million and $91.6 million, respectively, and deferred issuance costs of $2.9 million and $4.3 million, respectively. Effective interest rate 5.622%.	608,767	580,639
2.75% Convertible Debentures due 2031. Effective interest rate 7.432%.	—	46,568
1.25% Convertible Debentures due 2025, net of unamortized discount of $45.2 million and $71.6 million, respectively, and deferred issuance costs of $1.9 million and $3.1 million, respectively. Effective interest rate 5.578%.	215,582	275,257
1.50% Convertible Debentures due 2035, net of unamortized discount of $10.4 million and $22.7 million, respectively, and deferred issuance costs of $0.3 million and $0.8 million, respectively. Effective interest rate 5.394%.	216,627	240,406
Deferred issuance costs related to our Revolving Credit Facility.	(451)	(511)
Total debt	1,536,673	1,936,406
Less: current portion(a)	(432,209)	(1,142,870)
Total long-term debt	$1,104,464	$793,536

(a) As of September 30, 2020, the holders had the right to convert all or any portion of the 1.25% 2025 Debentures and 1.5% 2035 Debentures between October 1, 2020 and December 31, 2020. As a result, the net carrying amounts of our convertible notes were included in current liabilities as of September 30, 2020.
During fiscal year 2019, in connection with the spin-off of our Automotive business, we notified holders on September 5, 2019, that they had the right to convert all or any portion of their debentures until the close of business on October 1, 2019. As of September 30, 2019, the net carrying amounts of our convertible notes were included within the current portion of long-term debt. Upon the conclusion of the conversion period on October 1, 2019, none of the holders exercised their right to convert. As a result, the net carrying amounts of the convertible notes were reclassified back to long-term debt in the first quarter of fiscal year 2020.
The following table summarizes the maturities of our borrowing obligations as of September 30, 2020 (dollars in thousands):

Fiscal Year	Convertible Debentures (1)	Senior Notes	Total
2021	$490,051	$—	$490,051
2022	—	—	—
2023	676,488	—	676,488
2024	—	—	—
2025	—	—	—
Thereafter	—	500,000	500,000
Total before unamortized discount	1,166,539	500,000	1,666,539
Less: unamortized discount and issuance costs	(125,563)	(4,303)	(129,866)
Total debt	$1,040,976	$495,697	$1,536,673

(1)
The repayment schedule above assumes that payment is due on the first contractual redemption date after September 30, 2020. As more fully described below, as of September 30, 2020, the holders had the right to convert all or any portion of the 1.25% 2025 Debentures and 1.5% 2035 Debentures between October 1, 2020 and December 31, 2020. As a result, the net carrying amounts of these two convertible notes were included in current liabilities as of September 30, 2020.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.625% Senior Notes due 2026
In December 2016, we issued $500.0 million aggregate principal amount of 5.625% Senior Notes due on December 15, 2026 (the "2026 Senior Notes") in a private placement. The proceeds from the 2026 Senior Notes were approximately $495.0 million, net of issuance costs, and we used the proceeds to repurchase a portion of our then outstanding 5.375% Senior Notes due in 2020. The 2026 Senior Notes bear interest at 5.625% per year, payable in cash semi-annually in arrears.
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
1.0% Convertible Debentures due 2035
In December 2015, we issued $676.5 million in aggregate principal amount of 1.0% Senior Convertible Debentures due in 2035 (the “1.0% 2035 Debentures”) in a private placement. Total proceeds were $663.8 million, net of issuance costs, and we used a portion to repurchase $38.3 million in aggregate principal on our 2.75% Senior Convertible Debentures due in 2031 (the "2.75% 2031 Debentures") and to repay the aggregate principal balance of $472.5 million on our term loan under the amended and restated credit agreement. The 1.0% 2035 Debentures bear interest at 1.0% per year, payable in cash semi-annually in arrears. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on December 15, 2022, contingent interest will accrue during any regular semi-annual interest period where the average trading price of our 1.0% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period is greater than or equal to $1,200 per $1,000 principal amount of our 1.0% 2035 Debentures, in which case, contingent interest will accrue at a rate of 0.50% per annum of such average trading price. The 1.0% 2035 Debentures mature on December 15, 2035, subject to the right of the holders to require us to redeem the 1.0% 2035 Debentures on December 15, 2022, 2027, or 2032. The 1.0% 2035 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 1.0% 2035 Debentures. The 1.0% 2035 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries.

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
If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents an initial conversion price of approximately $24.12 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest.
In accordance with the terms of the indentures governing the debentures and due to the completion of the spin-off of our Automotive business, the conversion ratio of the 1.0% 2035 Debentures has been adjusted from 36.7360 to 41.4576 shares per $1,000 principal amount.
As of September 30, 2020, none of the conversion criteria were met for the 1.0% 2035 Debentures. If the conversion criteria were met, we could be required to repay all or some of the aggregate principal amount in cash prior to the maturity date. As of September 30, 2020, the if-converted value of the 1.0% 2035 Debentures exceeded its principal amount by $254.3 million.
2.75% Convertible Debentures due 2031
On October 24, 2011, we sold $690.0 million of the 2.75% 2031 Debentures in a private placement. Total proceeds, net of issuance costs, were $676.1 million. The 2.75% 2031 Debentures bear interest at 2.75% per year, payable in cash semi-annually in arrears. The 2.75% 2031 Debentures mature on November 1, 2031, subject to the right of the holders to require us to redeem the 2.75% 2031 Debentures on November 1, 2021 and 2026. The 2.75% 2031 Debentures are general senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the 2.75% 2031 Debentures. The 2.75% 2031 Debentures will be effectively subordinated to indebtedness and other liabilities of our subsidiaries. At issuance, we allocated $533.6 million to long-term debt, and $156.4 million has been recorded as additional paid-in capital, which was amortized to interest expense using the effective interest rate method through November 2017.
In June 2015, we entered into separate privately negotiated agreements with certain holders of our 2.75% 2031 Debentures to exchange, in a private placement, $256.2 million in aggregate principal amount of our 2031 Debentures for approximately $263.9 million in aggregate principal amount of our 1.5% Senior Convertible Debentures due in 2035 (the "1.5% 2035 Debenture"). In December 2015, we entered into separate privately negotiated agreements with certain holders of our 2.75% 2031 Debentures to repurchase $38.3 million in aggregate principal with proceeds received from the issuance of our 1.0% 2035 Debentures. Following this activity, $395.5 million in aggregate principal amount of our 2.75% 2031 Debentures remain outstanding. The aggregate debt discount was amortized to interest expense using the effective interest rate method through November 2017.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will (based on an initial conversion rate, which represents a conversion price of approximately $19.69 per share, subject to adjustment under certain circumstances) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024, (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest.
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
On September 30, 2020, we notified the debt trustee that the holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through December 31, 2020. The 1.25% 2025 Debentures became convertible because Nuance’s common stock price exceeded the conversion threshold price (130% of the applicable conversion price per share) for at least 20 trading days during the 30 consecutive trading days ending September 30, 2020. As of September 30, 2020, the net carrying amount of the 1.25% 2025 Debentures was included within the current portion of long-term debt. As of September 30, 2020, the if-converted value of the 1.25% 2025 Debentures exceeded its principal amount by $180.2 million.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
If converted, the principal amount of the 1.5% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will (based on an initial conversion rate, which represents an initial conversion price of approximately $20.61 per share, subject to adjustment) be paid in cash or shares of our common stock, at our election. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to May 1, 2035, on any date during any fiscal quarter beginning after September 30, 2015 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.5% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.5% 2035 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2035. Additionally, we may redeem the 1.5% 2035 Debentures, in whole or in part, on or after November 5, 2021 for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.5% 2035 Debentures held by such holder on November 1, 2021, November 1, 2026, or November 1, 2031 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 1.5% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest.
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
On September 30, 2020, we notified the debt trustee that the holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through December 31, 2020. The 1.5% 2035 Debentures became convertible because Nuance’s common stock price exceeded the conversion threshold price (130% of the applicable conversion price per share) for at least 20 trading days during the 30 consecutive trading days ending September 30, 2020. As of September 30, 2020, the net carrying amount of the 1.5% 2035 Debentures was included within the current portion of long-term debt. As of September 30, 2020, the if-converted value of the 1.5% 2035 Debentures exceeded its principal amount by $138.8 million.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility
Our revolving credit agreement (the “Revolving Credit Agreement”) expires on April 15, 2022. On July 31, 2020, we amended the Revolving Credit Agreement to, among other things, extend the expiration from April 15, 2021 to April 15, 2022, and allow the administration agent and Nuance to agree on a new benchmark rate in lieu of LIBOR. The Revolving Credit Agreement provides for aggregate borrowing commitments of $242.5 million (the "Revolving Credit Facility"), including the revolving facility loans, the swingline loans and issuance of letters of credit. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. At any time that there are any outstanding borrowings (excluding up to $25,000,000 of issued and undrawn Letters of Credit) under the Revolving Credit Facility, we are required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the Revolving Credit Agreement) not exceeding 4.00 to 1.00. We were in compliance with all the debt covenants as of September 30, 2020.
On March 24, 2020, we borrowed $230.0 million under our revolving credit facility at an effective interest rate of 2.68% per annum, which was fully repaid on June 26, 2020. As of September 30, 2020, after taking into account the outstanding letters of credit of $2.4 million, we had $240.1 million available for borrowing under the Revolving Credit Facility.
11. Financial Instruments and Hedging Activities
Derivatives not Designated as Hedges
Forward Currency Contracts
We have operations in a number of international locations, including certain developing markets where currency exchange rates can be volatile. We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates so that our exposure to foreign currencies will be mitigated or offset by the gains or losses on the foreign currency forward contracts. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. As of September 30, 2020 and 2019, we had outstanding contracts with a total notional value of $40.7 million and $189.6 million, respectively.
We did not designate any forward contracts as hedging instruments for fiscal years 2020, 2019 and 2018. Therefore, changes in fair value of foreign currency forward contracts were recognized within other expense, net in our consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our consolidated statement of cash flows.
A summary of our derivative instruments is as follows (dollars in thousands):

		Fair Value
Derivatives Not Designated as Hedges:	Balance Sheet Classification	September 30, 2020	September 30, 2019
Foreign currency forward contracts	Prepaid expenses and other current assets	$109	$597
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(92)	$(327)

A summary of income (loss) related to foreign currency forward contracts for the year ended September 30, 2020 is as follows (dollars in thousands):

	Income Statement Classification Income (loss) recognized	Year Ended September 30,
Derivatives Not Designated as Hedges:		2020	2019	2018
Foreign currency forward contracts	Other income (expense), net	$379	$1,816	$(3,616)

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The determination of the applicable level within the hierarchy of a particular financial asset or liability depends on the lowest level of inputs that are significant to the fair value measurement as of the measurement date as follows:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Observable inputs other than those described as Level 1.

•	Level 3: Unobservable inputs that are supportable by little or no market activities and are based on significant assumptions and estimates.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and 2019 consisted of (dollars in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$182,645	$—	$—	$182,645
Time deposits(b)	—	95,180	—	95,180
Commercial paper, $33,265 at cost(b)	—	33,290	—	33,290
Corporate notes and bonds, $15,460 at cost(b)	—	15,480	—	15,480
Foreign currency exchange contracts(b)	—	109	—	109
Total assets at fair value	$182,645	$144,059	$—	$326,704
Liabilities:
Foreign currency exchange contracts(b)	$—	$(92)	$—	$(92)
Contingent acquisition payments(c)	—	—	(1,796)	(1,796)
Total liabilities at fair value	$—	$(92)	$(1,796)	$(1,888)

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$217,861	$—	$—	$217,861
Time deposits(b)	—	115,913	—	115,913
Commercial paper, $77,089 at cost(b)	—	77,494	—	77,494
Corporate notes and bonds, $37,504 at cost(b)	—	37,566	—	37,566
Foreign currency exchange contracts(b)	—	597	—	597
Total assets at fair value	$217,861	$231,570	$—	$449,431
Liabilities:
Foreign currency exchange contracts(b)	$—	$(327)	$—	$(327)
Contingent acquisition payments(c)	—	—	(2,550)	(2,550)
Total liabilities at fair value	$—	$(327)	$(2,550)	$(2,877)

(a)
Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.

(b) Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.31 years as of September 30, 2020 and 0.53 years as of September 30, 2019.
(c) The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.
The estimated fair value of our long-term debt approximated $2,355.5 million (face value $1,666.5 million) as of September 30, 2020 and $2,143.4 million (face value $2,137.0 million) as of September 30, 2019, based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at the end of the reporting periods. There was no balance outstanding under our revolving credit agreement as of September 30, 2019 and 2020.
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
The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 30, 2020 and 2019 (dollars in thousands):

Amount
Balance as of September 30, 2018	$4,000
Earn-out liability established at time of acquisition	1,500
Payments and foreign currency translation	(2,550)
Adjustments to fair value included in acquisition-related costs, net	(400)
Balance as of September 30, 2019	2,550
Payments and foreign currency translation	(4)
Adjustments to fair value included in acquisition-related costs, net	(750)
Balance as of September 30, 2020	$1,796

Contingent acquisition payment liabilities are scheduled to be paid in periods through fiscal year 2021. As of September 30, 2020, we could be required to pay up to $3.0 million if the specified performance targets are achieved.
13. Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business. Restructuring expenses consist of employee severance costs, charges for the closure of idle facilities and other contract termination costs. Other charges include litigation contingency reserves, costs related to the transition agreement of our former CEO, asset impairment charges, expenses associated with the 2017 Malware Incident and gains or losses on the sale or disposition of certain non-strategic assets or product lines.
The components of restructuring and other charges, net are as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Personnel	$5,305	$14,212	$27,360
Facilities	5,531	2,225	3,868
Total restructuring charges	10,836	16,437	31,228
Other charges	6,844	12,710	21,618
Total restructuring and other charges, net	$17,680	$29,147	$52,846

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the roll forward of restructuring liabilities for fiscal years 2020, 2019 and 2018 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2017	$1,509	$8,159	$9,668
Restructuring charges, net	27,360	3,868	31,228
Non-cash adjustment	—	(998)	(998)
Cash payments	(20,534)	(4,535)	(25,069)
Balance at September 30, 2018	8,335	6,494	14,829
Restructuring charges, net	14,212	2,225	16,437
Non-cash adjustment	—	(102)	(102)
Cash payments	(18,960)	(4,995)	(23,955)
Balance at September 30, 2019	3,587	3,622	7,209
ASC 842 implementation (a)	—	11,674	11,674
Restructuring charges, net	5,305	5,531	10,836
Non-cash adjustment	—	1,052	1,052
Cash payments	(7,649)	(6,266)	(13,915)
Balance at September 30, 2020	$1,243	$15,613	$16,856

(a) The amount represents a reclassification of estimated sublease income from restructuring accrual to reduce the costs of right-of-use assets upon the adoption of ASC 842 on October 1, 2019.
The table below presents the Restructuring and other charges, net associated with each segment, but excluded from calculation of each segment's profit (dollars in thousands):

	Personnel	Facilities	Total Restructuring	Other Charges	Total
Fiscal Year 2020
Healthcare	$1,953	$2,819	$4,772	$—	$4,772
Enterprise	1,417	1,998	3,415	—	3,415
Other	—	(63)	(63)	—	(63)
Corporate	1,935	777	2,712	6,844	9,556
Total fiscal year 2020	$5,305	$5,531	$10,836	$6,844	$17,680

Fiscal Year 2019
Healthcare	$4,679	$191	$4,870	$—	$4,870
Enterprise	5,037	933	5,970	—	5,970
Other	1,457	337	1,794	3,306	5,100
Corporate	3,039	764	3,803	9,404	13,207
Total fiscal year 2019	$14,212	$2,225	$16,437	$12,710	$29,147

Fiscal Year 2018
Healthcare	$11,563	$25	$11,588	$—	$11,588
Enterprise	4,217	2,243	6,460	—	6,460
Other	1,473	647	2,120	7,103	9,223
Corporate	10,107	953	11,060	14,515	25,575
Total fiscal year 2018	$27,360	$3,868	$31,228	$21,618	$52,846
Fiscal Year 2020
For fiscal year 2020, we recorded restructuring charges of $10.8 million, which included $5.3 million related to the termination of approximately 191 employees and $5.5 million charge related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the footprint of our offices and facilities. We expect the remaining outstanding severance of $1.2 million to be substantially paid during fiscal year 2021, and the remaining $15.6 million lease payments to be made through fiscal year 2027, in accordance with the terms of the applicable leases.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, during fiscal year 2020, we recorded $5.1 million expenses related to the separation of our Automotive business, and a $2.0 million impairment charge related to a right-of-use asset due to the COVID-19 pandemic, offset in part by a $0.3 million insurance reimbursement related to the 2017 Malware Incident.
Fiscal Year 2019
For fiscal year 2019, we recorded restructuring charges of $16.4 million, which included $14.2 million related to the termination of approximately 305 employees and $2.2 million in charges related to the closing of certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, during fiscal year 2019, we recorded $9.9 million of professional services fees related to our corporate transformational efforts and $3.3 million accelerated depreciation related to our Mobile Operator Services, offset in part by a $0.5 million insurance reimbursement related to the 2017 Malware Incident.
Fiscal Year 2018
For fiscal year 2018, we recorded restructuring charges of $31.2 million, which included $27.4 million related to the termination of approximately 1,250 terminated employees and $3.9 million in charges related to the closing of certain idle facilities, including adjustment to sublease assumptions associated with these facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, during fiscal year 2018, we recorded $5.7 million for costs related to the transition agreement of our former CEO, $4.8 million of professional services fees related to assessment and establishment of our corporate transformational efforts, $4.0 million related to our remediation and restoration effort after the 2017 Malware Incident, and fixed asset impairment charges of $7.1 million for SRS and Devices, as more fully described in Note 6.
14. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes

	Year Ended September 30,
	2020	2019	2018
	(Dollars in thousands)
Interest paid	$50,346	$72,630	$93,121
Income taxes paid	$30,918	$19,439	$13,758

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
We repurchased 9.5 million shares, 8.2 million shares and 9.7 million shares for $169.2 million, $126.9 million and $136.1 million during the fiscal years ended September 30, 2020, 2019 and 2018, respectively, under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of September 30, 2020, approximately $261.2 million remained available for future repurchases under the program.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock
We are authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. There were no outstanding shares of preferred stock as of September 30, 2020 or September 30, 2019.
Series A Preferred Stock
We have designated 1,000,000 shares as Series A Preferred Stock, par value $0.001 per share. The Series A Preferred Stock is entitled to receive dividends equal to the greater of $1.00 and 1,000 times the aggregate per share amount of all dividends declared on our Common Stock. Holders of each share of the Series A Preferred Stock are entitled to 1,000 votes on all matters submitted to a vote of the stockholders of the Company and shall vote as one class. The Series A Preferred Stock is not redeemable and has the right to certain liquidation preferences over our Common Stock. The Series A Preferred Stock ranks junior to all other series of the Preferred Stock as to the payment of dividends and the distribution of assets. There were no outstanding shares of preferred stock as of September 30, 2020 or September 30, 2019.
Series B Preferred Stock
We have designated 15,000,000 shares as Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis and has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if, declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. There were no outstanding shares of preferred stock as of September 30, 2020 or September 30, 2019.
16. Net Income (Loss) Per Share
The following table sets forth the computation for basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
Numerator:
Net income (loss) from continuing operations	$28,782	$(12,198)	$(236,837)
Net (loss) income from discontinued operations	(7,386)	226,008	76,909
Net income (loss)	$21,396	$213,810	$(159,928)

Denominator:
Weighted average common shares outstanding — Basic	282,644	286,347	291,318
Dilutive effect of convertible instruments	3,286	—	—
Dilutive effect of employee stock compensation plans (a)	6,064	—	—
Weighted average common shares outstanding — Diluted	291,994	286,347	291,318

Net income (loss) per common share - basic:
Continuing operations	$0.10	$(0.04)	$(0.81)
Discontinued operations	(0.02)	0.79	0.26
Total net income (loss) per basic common share	$0.08	$0.75	$(0.55)

Net income (loss) per common share - diluted:
Continuing operations	$0.10	$(0.04)	$(0.81)
Discontinued operations	(0.03)	0.79	0.26
Total net income (loss) per diluted common share	$0.07	$0.75	$(0.55)

Anti-dilutive equity instruments excluded from the calculation	453	1,047	528
Contingently issuable awards excluded from the calculation (a)	9	1,786	4,434

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a) Certain performance-based awards were excluded from the determination of dilutive net income (loss) per share as the conditions were not met at the end of the reporting period.
17. Stock-Based Compensation
On January 22, 2020, our stockholders adopted our 2020 Stock Plan (the "2020 Stock Plan"). The 2020 Stock Plan (i) grants the Company's compensation committee the discretionary authority over the plan; (ii) makes employees, directors, consultants, and advisors of the Company and its subsidiaries eligible to receive awards; (iii) sets the number of shares of common stock that may be issued in satisfaction of awards to be 9,000,000 shares, plus the number of shares available for issuance under the amended and restated 2000 Stock Plan (the "Amended and Restated 2000 Stock Plan"); and (iv) identifies the annual limits on shares granted to each individual and the types of awards permissible.
As of September 30, 2020, we had 12.8 million shares available for future grants under the 2020 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity upon issuance.
The amounts included in the consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Cost of professional services and hosting	$24,887	$26,647	$29,053
Cost of product and licensing	510	855	814
Cost of maintenance and support	1,663	1,314	3,322
Research and development	34,902	22,508	26,968
Sales and marketing	32,040	30,394	33,150
General and administrative	39,292	37,537	33,736
Total	$133,294	$119,255	$127,043

Modifications of Equity Awards
In connection with the spin-off of our Automotive business (the "Distribution") on October 1, 2019, under the provisions of our Amended and Restated 2000 Stock Plan and our Amended and Restated Directors Stock Plan, we adjusted our then outstanding equity awards in accordance with the terms of the Employee Matters Agreement that Nuance entered into in connection with the Distribution. Effective upon the Distribution, Nuance stock options, Nuance restricted stock units ("RSUs"), and Nuance performance-based restricted stock units ("PSUs") held by employees and other service providers continuing with Nuance following the Distribution, were adjusted based on a conversion ratio of 1.16667 to 1, as outlined in the Employee Matters Agreement. Effective upon the Distribution, RSUs held by employees continuing with Cerence following the Distribution that were scheduled to vest on or before November 30, 2019 vested in full as of immediately prior to the Distribution, PSUs held by such employees that were eligible to vest based on Nuance's relative total shareholder return ("TSR") as of November 6, 2019 were cancelled in exchange for a cash payment based on the portion of the PSUs that were then earned, and all other RSUs and PSUs held by such employees were forfeited for no consideration upon their termination of employment with Nuance. As of the Distribution (or an applicable employee's later transfer date), all employees continuing with Cerence following the Distribution ceased to be eligible to participate in Nuance's Employee Stock Purchase Plan ("ESPP"). As of September 30, 2020, the employees participating in our ESPP were all Nuance employees. There were no changes to the plan terms of any of the foregoing plans except as described above. The incremental expense as a result of these modification was immaterial to the condensed consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activities related to stock options for the years ended September 30, 2020, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2017	23,807	$15.39
Exercised	(2,963)	$2.61
Expired	(1,700)	$15.99
Outstanding at September 30, 2018	19,144	$17.31
Exercised	(3,314)	$7.22
Expired	(4,528)	$17.89
Outstanding at September 30, 2019	11,302	$20.04
Exercised	(3,830)	$17.18
Equitable Adjustment - Cerence Spin-off (b)	1,883
Outstanding at September 30, 2020	9,355	$17.18	1.6 years	$0.1	million
Exercisable at September 30, 2020	9,355	$17.18	1.6 years	$0.1	million
Exercisable at September 30, 2019	11,302
Exercisable at September 30, 2018	19,144

(a)	The aggregate intrinsic value represents any excess of the closing price of our common stock as of September 30, 2020 ($33.19) over the exercise price of the underlying options.

(b)	Effective with the Distribution on October 1, 2019, outstanding equity awards were equitably adjusted by a conversion ratio of 1.16667 per one Nuance share then held.
The aggregate intrinsic values of stock options exercised during the fiscal year ended September 30, 2020, 2019, and 2018 were de minimis.
Restricted Stock Units and Performance Stock Units
We are authorized to issue equity incentive awards in the form of RSUs and PSUs. Unvested awards may not be sold, transferred or assigned. Both RSUs and PSUs are service-based awards and generally vested over a three-year period. The fair value of the RSUs is measured based upon the market price of the underlying common stock as of the grant date. PSUs are aligned to specified performance targets, such as total shareholder return relative to our peers, or specified performance metrics. PSUs generally cliff vest at the end of a three-year period, which is contingent upon the achievement of such performance targets as well as the employee's continued employment. The fair value of PSUs aligned to the returns of our common stock, or TSRs, is determined using a Monte Carlo simulation model. The fair value of PSUs aligned to specified performance metrics is determined based upon our best estimate of the probability of achieving these goals. The fair value of an award at the grant date is amortized to expense over the requisite service period using the straight-line method, net of an assumed forfeiture rate assumption. In the event that the employees’ employment with us terminates, or in the case of awards with only performance goals, if those goals are not met, any unvested shares are forfeited and reverted to us.
In order to satisfy our employees’ withholding tax liability as a result of the vesting of RSU and PSUs, we have historically repurchased shares upon the employees’ vesting. We repurchased 2.9 million shares for $56.5 million in fiscal year 2020, 2.6 million shares for $42.6 million in fiscal year 2019, and 3.3 million shares for $52.3 million in fiscal year 2018.
RSUs and PSUs are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Shares Underlying Performance Stock Units	Number of Shares Underlying Restricted Stock Units Awards
Outstanding at September 30, 2017	5,043,931	6,477,164
Granted	2,175,537	8,876,712
Earned/released	(2,092,862)	(7,156,468)
Forfeited	(2,087,038)	(1,325,321)
Outstanding at September 30, 2018	3,039,568	6,872,087
Granted	1,342,836	9,500,077
Earned/released	(1,405,485)	(6,383,908)
Modification(a)	(296,759)	296,759
Forfeited	(688,835)	(1,286,071)
Outstanding at September 30, 2019	1,991,325	8,998,944
Granted	1,067,900	6,401,949
Earned/released	(303,198)	(8,106,783)
Forfeited	(438,981)	(1,452,467)
Equitable Adjustment - Cerence Spin-off (b)	303,074	1,316,006
Outstanding at September 30, 2020	2,620,120	7,157,649
Weighted average remaining recognition period of outstanding Restricted Units	1.4 years	1.7 years
Unrecognized stock-based compensation expense of outstanding Restricted Units	$19.1 million	$79.7 million
Aggregate intrinsic value of outstanding Restricted Units(C)	$87.0 million	$237.6 million

(a) 296,759 shares of performance-based awards were modified to time-based awards with only service conditions in December 2018.
(b) Effective with the Distribution on October 1, 2019, outstanding equity awards were equitably adjusted by a conversion ratio of 1.16667 per one Nuance share then held.
(c) The aggregate intrinsic value represents any excess of the closing price of our common stock as of September 30, 2020 ($33.19) over the exercise price of the underlying restricted units.
A summary of the weighted-average grant-date fair value of RSUs and PSUs granted, and the aggregate intrinsic value of Restricted Units vested for each fiscal year is as follows:

	Year ended September 30,
	2020	2019	2018
Weighted-average grant-date fair value per share	$19.51	$16.52	$15.47
Total intrinsic value of shares vested (in millions)	$164.1	$125.2	$146.5
PSUs outstanding as of September 30, 2020 and issued in fiscal year 2019 include performance goals based on total shareholder return relative to our peers during the performance period. The awards actually earned will be up to two hundred percent of the targeted number of the PSUs. Compensation expense is recorded ratably over the performance period of the award based on the estimated grant date fair value estimated at the grant date using a Monte Carlo simulation model, which included the following assumptions:

	Year ended September 30,
	2020	2019
Dividend yield	0.0%	0.0%
Expected volatility	27.73% - 28.24%	27.32% - 30.85%
Risk-free interest rate	1.40% - 1.62%	2.23% - 3.02%
Expected term (in years)	2.72 - 3	1 - 3

1995 Employee Stock Purchase Plan
The ESPP, as amended and restated on January 27, 2015, authorizes the issuance of a maximum of 20,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. At September 30, 2020, we have reserved 3.6 million shares for future issuance. A summary of the weighted-average grant-date fair value, shares issued, and total stock-based compensation expense recognized related to the ESPP are as follows:

	Year ended September 30,
	2020	2019	2018
Weighted-average grant-date fair value per share	$6.90	$3.76	$4.00
Total shares issued (in millions)	1.0	1.2	1.3
Total stock-based compensation expense (in millions)	$4.2	$4.5	$5.2

The fair value of the purchase rights granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	Year ended September 30,
	2020	2019	2018
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	39.8%	27.8%	32.1%
Risk-free interest rate	0.9%	2.2%	2.0%
Expected term (in years)	0.5	0.5	0.5

18. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 "Contingencies". If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and the estimates are based only on the information available at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. As of September 30, 2020 and 2019, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of September 30, 2020, our operating leases had a weighted average remaining lease term of 4.7 years and a weighted average discount rate of 3.8%.
Future lease payments under operating leases as of September 30, 2020 were as follows (dollars in thousands):

Fiscal Year	Operating Leases	Operating leases under restructuring	Total
2021	$27,944	$4,492	$32,436
2022	23,162	3,805	26,967
2023	16,766	3,440	20,206
2024	14,496	1,996	16,492
2025	12,547	1,346	13,893
Thereafter	41,046	1,843	42,889
Total	$135,961	$16,922	$152,883

As of September 30, 2020, we have subleased certain office space that is included in the above table to third parties. As of September 30, 2020, the aggregate sublease income to be recognized during the remaining lease terms is $12.4 million, with approximately an average of $2.1 million annually for each of the next five fiscal years and approximately $2.0 million thereafter.
Our operating lease cost was approximately $32.5 million for the year ended September 30, 2020. Operating lease payments included within operating cash flows were $33.2 million for the year ended September 30, 2020.
20. Pension and Other Post-Retirement Benefits
Defined Contribution Plans
We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective on January 1, 2020, we now match 100% of the first 3% of employee contributions of eligible salaries, and 50% of the next 2% of employee contributions of eligible salaries for a total maximum match of 4%. Additionally, any employer's contributions made after January 1, 2020 will now be vested immediately,

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and employer contributions made before this date will continue to be vested on the prior schedule. Our contributions to the 401(k) Plan that covers substantially all of our U.S. employees who meet the minimum requirements totaled $12.0 million, $7.3 million and $6.1 million for fiscal years 2020, 2019 and 2018, respectively. We make contributions to various other plans in certain of our foreign operations; total contributions to these plans are not material.
Defined Benefit Plans
We sponsor certain defined benefit plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our defined benefit pension income was $0.4 million, $0.5 million, and $0.1 million for fiscal years 2020, 2019, and 2018, respectively. The aggregate projected benefit obligation as of September 30, 2020 and September 30, 2019 was $35.4 million and $35.2 million, respectively. The aggregate net liability of our defined benefit plans as of September 30, 2020 and September 30, 2019 was $13.2 million and $12.6 million, respectively.
21. Income Taxes
Recent Tax Legislation
On December 22, 2017, the TCJA was signed into law. The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a hybrid territorial tax system, and imposing a mandatory one-time repatriation tax on foreign cash and earnings.
We are subject to additional requirements of the TCJA during the year ended September 30, 2020 and 2019. The material provisions affecting the Company include a tax on global intangible low-taxed income (“GILTI”), a limitation of certain executive compensation, a base erosion and anti-abuse tax ("BEAT"). Our fiscal year 2019 and 2020 effective tax rate includes our estimates of these new provisions. Our estimates of the impact of these provisions may change in future periods as we obtain additional data and as the IRS issues new guidance implementing the law changes.
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
(Benefit) Provision for Income Taxes
The components of income (loss) before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Domestic	$(21,170)	$(3,325)	$(230,955)
Foreign	31,200	3,232	(83,042)
Income (loss) before income taxes	$10,030	$(93)	$(313,997)

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the (benefit) provision for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Current:
Federal	$6,654	$5,023	$(5,084)
State	740	1,214	(2,007)
Foreign	13,791	18,305	18,338
Total current	21,185	24,542	11,247
Deferred:
Federal	(17,969)	7,727	(84,569)
State	(13,216)	1,477	1,986
Foreign	(8,752)	(21,641)	(5,824)
Total deferred	(39,937)	(12,437)	(88,407)
(Benefit) provision for income taxes	$(18,752)	$12,105	$(77,160)
Effective income tax rate	(187.0)%	(13,016.1)%	24.6%

The (benefit) provision for income taxes differed from the amount computed by applying the federal statutory rate to our income tax before income taxes as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Federal tax benefit at statutory rate	$2,106	$(20)	$(77,029)
State tax (benefit) provision, net of federal benefit	(9,740)	2,328	(508)
Foreign tax rate and other foreign related tax items	(4,047)	7,708	(4,275)
Stock-based compensation	(3,830)	3,368	3,290
Non-deductible expenditures	481	2,696	1,927
Executive compensation	6,445	1,662	503
Change in U.S. and foreign valuation allowance	(28,709)	188,510	57,281
Capital losses	10,443	(179,635)	—
Intangible property transfers	(14,800)	(23,428)	—
Uncertain tax positions	18,020	4,428	4,415
Base erosion and anti-abuse tax	6,619	5,023	—
TCJA impact	—	—	(87,058)
Goodwill impairment	—	—	28,640
Tax credits	(11,206)	(561)	(4,499)
Foreign dividend	12,806	1,026	736
Debt repurchases	(3,442)	—	—
Other	102	(1,000)	(583)
(Benefit) provision for income taxes	$(18,752)	$12,105	$(77,160)

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, changes relating to valuation allowances and as necessary, and adjustments, if any, for the potential tax consequences of resolving audits or other tax contingencies. Our effective income tax rate may vary based on the geographic mix of our income.
The effective income tax rate in fiscal year 2020 differs from the U.S. federal statutory rate of 21.0% primarily due to a net $29.9 million deferred tax benefit from adjustments to domestic valuation allowance primarily related to the Cerence spin-off, a foreign tax benefit of $14.8 million related to prior year intangible property transfers, partially offset by uncertain tax positions and the base erosion and anti-abuse tax.
The effective income tax rate in fiscal year 2019 differs from the U.S. federal statutory rate of 21.0% primarily due to a net tax benefit related to intangible property transfers, partially offset by the base erosion and anti-abuse tax and uncertain tax positions. As part of the restructuring for the spin-off of our Automotive business, we recognized an $857.8 million gross U.S. capital loss with a potential tax benefit of $180.1 million. We believe that it is not more likely than not that the tax benefit from the U.S. capital loss will be realized. As a result, we recorded a full valuation allowance against the capital loss.

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
As of September 30, 2020, foreign earnings of approximately $294.0 million have been retained by foreign subsidiaries for reinvestment. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely invested or expected to be remitted substantially free of additional tax. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexity of laws and regulations, varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriations.
Deferred tax assets (liabilities) consist of the following as of September 30, 2020 and 2019 (dollars in thousands):

	September 30, 2020	September 30, 2019
Deferred tax assets:
Net operating loss carryforwards	$121,375	$166,224
Capital loss carryforwards	169,480	188,320
Federal and state credit carryforwards	44,181	43,897
Accrued expenses and other reserves	19,703	33,150
Difference in timing of revenue related items	—	24,832
Deferred compensation	20,088	22,917
Lease liabilities	23,874	—
Other	18,697	11,579
Total deferred tax assets	417,398	490,919
Valuation allowance for deferred tax assets	(230,322)	(303,378)
Net deferred tax assets	187,076	187,541
Deferred tax liabilities:
Depreciation	(20,781)	(16,833)
Convertible debt	(86,667)	(87,046)
Acquired intangibles	(56,794)	(7,517)
Difference in timing of revenue related items	(26,787)	—
Right-of-Use assets	(18,345)	—
Net deferred tax (liabilities) assets	$(22,298)	$76,145
Reported as:
Other assets	$47,818	$130,361
Long-term deferred tax liabilities	(70,116)	(54,216)
Net deferred tax (liabilities) assets	$(22,298)	$76,145
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. During fiscal year 2020, the valuation allowance for deferred tax assets decreased by $73.1 million. This decrease relates to the valuation allowance for deferred taxes related to Cerence which was spun off in fiscal year 2020, partially offset by additional valuation allowance for federal and state credit carryforwards. As of September 30, 2020, we have $198.9 million and $31.4 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2019, we had $269.6 million and $33.8 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively.
Valuation Allowances
As of September 30, 2020, and September 30, 2019, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. Cumulative pretax losses have historically represented significant negative evidence of our ability to realize our domestic deferred tax assets. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of September 30, 2020, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
Automotive Deferred Taxes
As discussed within Note 4, the Company has elected to classify the deferred tax assets and liabilities associated with assets and liabilities held for sale (including those spun-off) with the Company's other deferred tax assets and liabilities. As such, the deferred tax assets and liabilities reflected above include those associated with the business reported within the balance sheet item Assets Held for Sale. The net amount of estimated deferred tax assets associated with the Automotive segment as of September 30, 2019 is $73.8 million.
At September 30, 2020 and 2019, we had U.S. federal net operating loss carryforwards of $370.5 million and $551.1 million, respectively. At September 30, 2020 and 2019, we had state net operating loss carryforwards of $196.0 million and $194.6 million, respectively. Certain net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. As of September 30, 2020 and 2019, we had foreign net operating loss carryforwards of $154.8 million and $191.7 million, respectively. These carryforwards will expire at various dates beginning in 2020 and extending up to an unlimited period.
As of September 30, 2020 and 2019, we had federal research and development carryforwards and foreign tax credit carryforwards of $56.6 million and $27.7 million, respectively. As of September 30, 2020 and 2019, we had state research and development credit and investment tax credit carryforwards of $13.1 million and $3.9 million, respectively. As of September 30, 2020 and 2019, we had foreign investment tax credit carryforwards of $8.4 million and $14.3 million, respectively.
Uncertain Tax Positions
We believe that our income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in our consolidated balance sheets. Accordingly, we could record adjustments to the amounts for federal, foreign, and state tax-related liabilities in the future as we revise estimates or as we settle or otherwise resolve the underlying matters. In the ordinary course of business, we may take new positions that could increase or decrease our unrecognized tax benefits in future periods.
The aggregate changes in the balance of our gross unrecognized tax (benefits) provisions were as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019
Balance at the beginning of the year	$24,111	$19,491
Increases related to tax positions from prior fiscal years	38,006	—
Increases for tax positions taken during current period	6,866	5,517
Decreases for tax settlements and lapse in statutes	(8,915)	(860)
Cumulative translation adjustments	413	(37)
Balance at the end of the year	$60,481	$24,111

As of September 30, 2020, $60.5 million of the unrecognized tax benefits, if recognized, would impact our effective income tax rate. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes of $2.1 million, $1.4 million, and $0.8 million during fiscal years 2020, 2019, and 2018, respectively. We recorded interest and penalties of $8.1 million and $8.9 million as of September 30, 2020 and 2019, respectively.
We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal tax returns for 2001 through 2016 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. Additionally, the federal tax returns for 2017 through 2019 years remain open for all purposes of examination by the IRS and other taxing authorities in material jurisdictions.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Related Party Transaction
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
Additionally, we entered into a service agreement (the "Service Agreement") with Magnet, pursuant to which Magnet will provide engineering services to assist in integrating the licensed technology into certain of our Enterprise solutions. Based upon the statement of work signed on April 19, 2018, total fees under the Service Agreement should not exceed $2.0 million and are payable in six equal monthly installments upon the signature of the statement of work, which was finalized within 90 days following the effective date of the License Agreement. We incurred $2.0 million service costs by the time the integration service was completed on March 31, 2019.
23. Segment and Geographic Information
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
We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profits to income (loss) before income taxes (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2020	2019	2018
Segment revenues:	(ASC 606)	(ASC 606)	(ASC 605)
Healthcare	$915,332	$950,593	$984,819
Enterprise	529,978	510,753	483,194
Other	33,890	61,461	109,064
Total segment revenues	1,479,200	1,522,807	1,577,077
Acquisition related revenue adjustments (a)	(301)	(1,536)	(9,477)
Total consolidated revenue	1,478,899	1,521,271	1,567,600
Segment profit:
Healthcare	298,751	333,526	322,715
Enterprise	146,923	131,169	130,173
Other	19,725	19,555	24,157
Total segment profit	465,399	484,250	477,045
Corporate expenses and other, net	(119,945)	(137,558)	(183,657)
Acquisition-related revenues and costs of revenues adjustment	(301)	(1,536)	(9,477)
Stock-based compensation	(133,294)	(119,255)	(127,043)
Amortization of intangible assets	(78,707)	(81,622)	(105,375)
Acquisition-related costs, net	(2,884)	(7,965)	(12,010)
Restructuring and other charges, net	(17,680)	(29,147)	(52,846)
Impairment of goodwill and other intangible assets	—	—	(170,941)
Other expenses, net	(102,558)	(107,260)	(129,693)
Income (loss) before income taxes	$10,030	$(93)	$(313,997)

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

No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
United States	$1,185,760	$1,237,406	$1,255,203
International	293,139	283,865	312,397
Total	$1,478,899	$1,521,271	$1,567,600

No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets from continuing operations, including intangible assets and goodwill, were located as follows (dollars in thousands):

	September 30, 2020	September 30, 2019
United States	$2,254,424	$2,086,932
International	602,923	787,040
Total	$2,857,347	$2,873,972

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24. COVID-19 Pandemic
The novel coronavirus ("COVID-19") pandemic has disrupted economic markets, and the future economic impact, duration and spread of COVID-19 is still uncertain at this time. Our fiscal year 2020 results of operations and liquidity position were adversely impacted by the pandemic. During the second and the third quarters, we saw reduced transaction volume in our medical transcription business and PowerScribe radiology solution, as well as well as deferral in professional services and software license transactions. Additionally, our operating cash flows for the second and third quarters were negatively impacted by delayed collections, especially from smaller healthcare providers, as their cash flows deteriorated due to the postponement of elective surgeries and the sharp decline in inpatient visits.
As multiple states commenced phased re-openings, by the end of June, our transaction volumes in medical transcription and radiology businesses mostly recovered from the lows in April. Although during the fourth quarter, we saw our results of operations and liquidity slightly improved from the second and the thirds quarter, we expect the negative effect of the pandemic to continue into the first quarter of fiscal year 2021, particularly if certain markets implement new restrictions to limit the spread of the coronavirus.
As a precaution amidst the pandemic, we ceased our share repurchase activities and borrowed $230.0 million under our revolving credit facility in March, which was fully repaid in June as we became more confident in our liquidity position. We remain committed to maximizing stockholders' return, and may resume our share repurchase activities based upon the prevailing market conditions, general economic conditions, capital allocation alternatives, and other factors.
As the pandemic situation develops, we are continuing to monitor the impact on our business, results of operations, and our liquidity position.
25. Subsequent Event
In connection with our ongoing comprehensive portfolio and business review, during the first quarter of 2021, we announced our strategic plan to sell our medical transcription and EHR go-live businesses to Assured Healthcare Partners and Aeries Technology Group. These businesses provide critical support to healthcare organizations, and upon the closing of the sale, Nuance will be both a minority stakeholder and business partner committed to the success of the new business, named DeliverHealth Solutions.
As a result, we expect the results of medical transcription and EHR go-live businesses to be included within discontinued operations on the consolidated statements of operations, and the related assets and liabilities to be classified as assets and liabilities held for sale on the consolidated balance sheets effective the first quarter of fiscal year 2021.
The change in financial statement presentation may trigger changes in reporting units, which may result in a goodwill impairment charge of $10 million to $20 million during the first quarter of fiscal year 2021.
26. Quarterly Data (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter	Fiscal Year
2020
Total revenue	$418,233	$369,337	$338,398	$352,931	$1,478,899
Gross profit	$233,844	$212,244	$194,216	$199,656	$839,960
Net income (loss) from continuing operations	$54,877	$(20,006)	$16,662	$(22,751)	$28,782
Net income (loss) per share - continuing operations:
Basic	$0.19	$(0.07)	$0.06	$(0.08)	$0.10
Diluted	$0.19	$(0.07)	$0.06	$(0.08)	$0.10
Weighted average common shares outstanding:
Basic	284,130	282,576	281,281	282,556	282,644
Diluted	289,453	282,576	287,852	282,556	291,994

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2019
Total revenue	$419,675	$336,584	$377,437	$387,575	$1,521,271
Gross profit	$235,555	$177,325	$205,667	$219,240	$837,787
Net income (loss) from continuing operations	$13,881	$(28,397)	$(687)	$3,005	$(12,198)
Net income (loss) per share - continuing operations:
Basic	$0.05	$(0.10)	$—	$0.01	$(0.04)
Diluted	$0.05	$(0.10)	$—	$0.01	$(0.04)
Weighted average common shares outstanding:
Basic	287,796	285,866	285,942	285,754	286,347
Diluted	292,359	285,866	285,942	291,598	286,347

(a)
On March 27, 2020, the CARES Act was enacted, which provided a technical correction to a provision in the TCJA related to the characterization of federal net operating losses ("NOLs") generated during fiscal year 2018. Under the TCJA, NOLs generated in fiscal years that straddled December 31, 2017 were designated as indefinite-lived NOLs. The CARES Act amended this legislation to designate these NOLs as definite-lived NOLs. This recharacterization resulted in an increase of $6.5 million in deferred tax assets related to our definite lived NOLs, thus requiring additional valuation allowance of the same amount. This adjustment was identified during the fiscal third quarter ending June 30, 2020.

We determined that these amounts are not material to our previously issued condensed consolidated financial statements for the three months ended March 31, 2020. The amounts for the second quarter of fiscal year 2020 above have been adjusted to reflect this adjustment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.
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
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2020, our internal control over financial reporting was effective.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2020 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no material changes in our internal controls over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(3)	Exhibits — See Item 15(b) of this Report below.

(b)	Exhibits.
EXHIBIT INDEX

						Filed Herewith
		Incorporated by Reference
Exhibit Index #	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	2.1	10/2/2019
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	0-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	0-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	0-27038	3.2	8/20/2013
3.6	Amended and Restated Bylaws of the Registrant.	8-K	001-36056	3.1	11/7/2019

						Filed Herewith
		Incorporated by Reference
4.1	Specimen Common Stock Certificate.	10-K	001-36056	4.1	11/26/2019
4.2	Indenture, dated as of October 24, 2011, between Nuance Communications, Inc. and U.S. Bank National Association as Trustee relating to 2.75% Senior Convertible Debentures due 2031.	8-K	0-27038	4.1	10/24/2011
4.3	Indenture, dated June 16, 2015, between Nuance Communications, Inc., and U.S. Bank National Association as Trustee, relating to 1.50% Senior Convertible Debentures due 2035	8-K	001-36056	4.1	6/22/2015
4.4	Indenture, dated December 7, 2015, between Nuance Communications, Inc., and U.S. Bank National Association as Trustee, relating to 1.00% Senior Convertible Debentures due 2035.	8-K	001-36056	4.1	12/7/2015
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act.					X
10.1	Form of Indemnification Agreement.*	10-Q	001-36056	10.1	5/9/2019
10.2	Nuance Communications, Inc. 2020 Stock Plan.*	8-K	001-36056	10.1	1/22/2020
10.3	Form of Restricted Stock Purchase Agreement for use under Nuance Communications, Inc. 2020 Stock Plan (time-vesting awards).*	10-Q	001-36056	10.1	2/7/2020
10.4	Form of Restricted Stock Unit Purchase Agreement for use under Nuance Communications, Inc. 2020 Stock Plan (performance-based awards).*	10-Q	001-36056	10.2	2/7/2020
10.5	Amended and Restated 1995 Directors Stock Plan (as amended and restated June 25, 2018).*	10-Q	001-36056	10.3	8/9/2018
10.6	Form of Executive Officer Employment Offer Letter.*	10-K	001-36056	10.9	11/22/2016
10.7	Form of Change of Control and Severance Agreement for Executive Officers.*	10-Q	001-36056	10.2	8/9/2018
10.8	Form of Amendment to Change of Control and Severance Agreement for Executive Officers.*					X
10.9	Revolving Credit Agreement, dated April 15, 2016, among Nuance Communications, Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent.	8-K	001-36056	10.1	4/19/2016
10.10
Amendment No. 1, dated as of October 4, 2016, to the Revolving Credit Agreement, dated April 15, 2016, among Nuance Communications, Inc., the lender’s party thereto, Barclays Bank PLC, as Administrative Agent, and the other parties named therein.
						X
10.11	Amendment No. 2, dated as of September 12, 2019, to the Revolving Credit Agreement, dated April 15, 2016, among Nuance Communications, Inc., the lender’s party thereto, Barclays Bank PLC, as Administrative Agent, and the other parties named therein.	8-K	001-36056	10.1	9/13/2019
10.12	Amendment No. 3, dated as of July 31, 2020, to the Revolving Credit Agreement, dated April 15, 2016, among Nuance Communications, Inc., the lender’s party thereto, Barclays Bank PLC, as Administrative Agent, and the other parties named therein.	8-K	001-36056	10.1	8/5/2020

						Filed Herewith
		Incorporated by Reference
10.13	Guarantee and Collateral Agreement, dated April 15, 2016, among Nuance Communications, Inc., certain Nuance subsidiaries and Barclays Bank PLC, as Administrative Agent.	8-K	001-36056	10.2	4/19/2016
10.14	Change of Control and Severance Agreement between Nuance Communications, Inc. and Daniel Tempesta, dated August 8, 2018.*	10-K	001-36056	10.16	11/20/2018
10.15	Employment Agreement between Nuance Communications, Inc. and Mark D. Benjamin, dated March 19, 2018.*	8-K	001-36056	10.1	3/22/2018
10.16	Amendment to Employment Agreement between Nuance Communications, Inc. and Mark D. Benjamin, dated November 17, 2020.*					X
10.17	Tax Matters Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	10.1	10/2/2019
10.18	Transition Services Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	10.2	10/2/2019
10.19	Employee Matters Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	10.3	10/2/2019
10.20	Intellectual Property Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	10.4	10/2/2019
10.21	Transitional Trademark License Agreement, dated as of September 30, 2019, between Nuance Communications, Inc. and Cerence Inc.	8-K	001-36056	10.5	10/2/2019
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101
The following materials from Nuance Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

104	The cover page of this Annual Report on Form 10-K for the year ended September 30, 2020, formatted in Inline XBRL.

*	Denotes management compensation plan or arrangement

Item 16.	Form 10-K Summary
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

/s/ Mark Benjamin
Date: 11/19/2020	Mark Benjamin, Chief Executive Officer (Principal Executive Officer)

/s/ Daniel D. Tempesta
Date: 11/19/2020	Daniel D. Tempesta Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Arthur Giterman
Date: 11/19/2020	Arthur Giterman Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ Daniel J. Brennan
Date: 11/19/2020	Daniel J. Brennan, Director

/s/ Lloyd A. Carney
Date: 11/19/2020	Lloyd A. Carney, Chairman of the Board

/s/ Thomas D. Ebling
Date: 11/19/2020	Thomas D. Ebling, Director

/s/ Robert J. Finocchio
Date: 11/19/2020	Robert J, Finocchio, Jr., Director

/s/ Laura S. Kaiser
Date: 11/19/2020	Laura S. Kaiser, Director

/s/ Michal Katz
Date: 11/19/2020	Michal Katz, Director

/s/ Mark R. Laret
Date: 11/19/2020	Mark R. Laret, Director

/s/ Sanjay N. Vaswani
Date: 11/19/2020	Sanjay N. Vaswani, Director