Form 10-Q
period 2020-12-31
Nuance Communications, Inc.
filed 2021-02-09
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2021 was 285,060,048.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2020	2019
	(In thousands, except per share amounts)
Revenues:
Hosting and professional services	$195,832	$173,921
Product and licensing	86,037	125,015
Maintenance and support	63,884	62,573
Total revenues	345,753	361,509
Cost of revenues:
Hosting and professional services	105,615	101,330
Product and licensing	14,415	33,944
Maintenance and support	7,486	7,863
Amortization of intangible assets	4,262	6,569
Total cost of revenues	131,778	149,706
Gross profit	213,975	211,803
Operating expenses:
Research and development	56,457	54,605
Sales and marketing	65,405	65,776
General and administrative	41,145	38,334
Amortization of intangible assets	10,531	9,189
Acquisition-related costs, net	325	1,220
Restructuring and other charges, net	8,566	6,683
Total operating expenses	182,429	175,807
Income from operations	31,546	35,996
Other income (expense):
Interest income	228	2,186
Interest expense	(23,014)	(23,815)
Other income (expense), net	497	(12,040)
Income before income taxes	9,257	2,327
Provision (benefit) for income taxes	2,303	(41,297)
Net income from continuing operations	6,954	43,624
Net income from discontinued operations	7,941	5,061
Net income	$14,895	$48,685

Net income per common share - basic:
Continuing operations	$0.02	$0.15
Discontinued operations	0.03	0.02
Total net income per basic common share	$0.05	$0.17

Net income per common share - diluted:
Continuing operations	$0.02	$0.15
Discontinued operations	0.03	0.02
Total net income per diluted common share	$0.05	$0.17

Weighted average common shares outstanding:
Basic	283,818	284,130
Diluted	314,210	289,453

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2020	2019
	(In thousands)
Net income	$14,895	$48,685
Other comprehensive income (loss):
Foreign currency translation adjustment	15,814	4,424
Cerence Spin-off	—	12,331
Pension adjustments	14	2,007
Unrealized loss on marketable securities	(29)	(32)
Total other comprehensive income, net	15,799	18,730
Comprehensive income	$30,694	$67,415

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	September 30, 2020
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$299,446	$301,233
Marketable securities	74,862	71,114
Accounts receivable, less allowances for doubtful accounts of $9,305 and $8,649	216,447	175,583
Prepaid expenses and other current assets	157,482	152,563
Current assets, discontinued operations	35,965	35,492
Total current assets	784,202	735,985
Land, building and equipment, net	138,639	137,299
Goodwill	2,131,095	2,120,495
Intangible assets, net	153,424	167,270
Right-of-use assets	101,172	104,839
Other assets	262,464	248,414
Long-term assets, discontinued operations	76,689	79,030
Total assets	$3,647,685	$3,593,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,053,011	$432,209
Contingent and deferred acquisition payments	4,524	4,224
Accounts payable	81,461	71,833
Accrued expenses and other current liabilities	157,779	199,254
Deferred revenue	273,145	249,484
Current liabilities, discontinued operations	26,160	29,138
Total current liabilities	1,596,080	986,142
Long-term debt	495,977	1,104,464
Deferred revenue, net of current portion	101,632	98,696
Deferred tax liabilities	64,094	70,116
Operating lease liabilities	100,339	103,996
Other liabilities	65,085	64,597
Long-term liabilities, discontinued operations	18,099	21,388
Total liabilities	2,441,306	2,449,399

Commitments and contingencies (Note 15)

Mezzanine Equity	53,343	—

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 288,669 and 286,703 shares issued and 284,918 and 282,952 shares outstanding, respectively	289	287
Additional paid-in capital	1,528,975	1,550,568
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(102,119)	(117,918)
Accumulated deficit	(257,321)	(272,216)
Total stockholders’ equity	1,153,036	1,143,933
Total liabilities and stockholders’ equity	$3,647,685	$3,593,332

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2020

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2020	286,703	$287	$1,550,568	(3,751)	$(16,788)	$(117,918)	$(272,216)	$1,143,933
Issuance of common stock under employee stock plans	3,117	3	(3)	—	—	—	—	—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(1,151)	(1)	(43,702)	—	—	—	—	(43,703)
Stock-based compensation	—	—	75,455	—	—	—	—	75,455
Equity portion of convertible debt puttable	—	—	(53,343)	—	—	—	—	(53,343)
Net income	—	—	—	—	—	—	14,895	14,895
Other comprehensive income	—	—	—	—	—	15,799	—	15,799
Balance at December 31, 2020	288,669	$289	$1,528,975	(3,751)	$(16,788)	$(102,119)	$(257,321)	$1,153,036

For the three months ended December 31, 2019

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2019	289,680	$290	$2,597,889	(3,751)	$(16,788)	$(132,773)	$(293,612)	$18,144	$2,173,150
Cerence spin-off	—	—	(922,567)	—	—	12,331	—	(18,144)	(928,380)
Issuance of common stock under employee stock plans	5,582	6	50	—	—	—	—	—	56
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(1,942)	(2)	(33,127)	—	—	—	—	—	(33,129)
Stock-based compensation	—	—	66,182	—	—	—	—	—	66,182
Repurchase and retirement of common stock	(5,694)	(6)	(92,438)	—	—	—	—	—	(92,444)
Net income	—	—	—	—	—	—	48,685	—	48,685
Other comprehensive income	—	—	—	—	—	6,399	—	—	6,399
Balance at December 31, 2019	287,626	$288	$1,615,989	(3,751)	$(16,788)	$(114,043)	$(244,927)	$—	$1,240,519

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income from continuing operations	$6,954	$43,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,993	7,793
Amortization	14,793	15,758
Stock-based compensation	34,906	30,402
Non-cash interest expense	12,324	12,744
Deferred tax benefit	(5,435)	(42,900)
Loss on extinguishment of debt	—	15,000
Other	3,028	41
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(40,023)	(21,164)
Prepaid expenses and other assets	(5,892)	27,414
Accounts payable	11,636	(1,703)
Accrued expenses and other liabilities	(9,480)	(70,017)
Deferred revenue	23,814	27,686
Net cash provided by operating activities - continuing operations	54,618	44,678
Net cash provided by operating activities - discontinued operations	6,570	8,875
Net cash provided by operating activities	61,188	53,553
Cash flows from investing activities:
Capital expenditures	(17,400)	(14,204)
Purchases of marketable securities and other investments	(41,366)	(86,699)
Proceeds from sales and maturities of marketable securities and other investments	37,582	82,588
Payments for business and asset acquisitions, net of cash acquired	(250)	—
Other	(545)	1,272
Net cash used in investing activities	(21,979)	(17,043)
Cash flows from financing activities:
Repurchase and redemption of debt	—	(313,500)
Net distribution from Cerence upon the spin-off	—	139,090
Payments for repurchase of common stock	—	(92,444)
Payments for taxes related to net share settlement of equity awards	(43,729)	(29,958)
Other financing activities	(6)	(725)
Net cash used in financing activities	(43,735)	(297,537)
Effects of exchange rate changes on cash and cash equivalents	2,739	1,524
Net decrease in cash and cash equivalents	(1,787)	(259,503)
Cash and cash equivalents at beginning of period	301,233	560,961
Cash and cash equivalents at end of period	$299,446	$301,458

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Presentation
Nuance Communications, Inc. ("we", "Nuance", "our", "us", or the "Company") is a pioneer and leader in conversational and cognitive artificial intelligence ("AI") innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, financial services, telecommunications and travel industries, among others. We had three reportable segments as of December 31, 2020: Healthcare, Enterprise, and Other. See Note 17 for a description of each of these segments.
Although we believe the disclosures included herein are adequate to ensure that the condensed consolidated financial statements are fairly presented, certain information and footnote disclosures to the financial statements have been condensed or omitted in accordance with the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements and the footnotes included herein should be read in conjunction with the audited financial statements and the footnotes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year or any future period.
As more fully described in Note 10, during the first quarter of fiscal year 2021, our common stock price exceeded 130% of the applicable conversion price for each of our convertible debentures for at least 20 trading days during the 30 consecutive trading days ending December 31, 2020. As a result, the holders of our 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between January 1, 2021 and March 31, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. All three convertible notes with a total net book value of $1.05 billion were included within current liabilities as of December 31, 2020.
Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash, and any amount payable in excess of the principal amount would be paid in cash or shares of our common stock at our election. Although the holders of our 1.25% 2025 and 1.5% 2035 Debentures previously had the right to convert their debentures between October 1, 2020 and December 31, 2020 as our common stock price exceeded 130% of the applicable conversion price for these debentures for at least 20 trading days during the 30 consecutive trading days ending September 30, 2020, only one holder of $0.02 million notional amount exercised their conversion right during the fiscal quarter ended December 31, 2020.
Our convertible debentures are actively traded in the open market at a trading price consistently in excess of their conversion values. Therefore, we believe that it is uneconomic, and thus unlikely, for the holders to early exercise their conversion rights. In the event that the holders presented an amount for settlement that exceeded our then available sources of liquidity, we may need to obtain additional financing, which we believe would be available to us based upon our assessment of the prevailing market and business conditions and our experience of successful capital raising activities.
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Standards
Internal-Use Software
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which became effective for us during the first quarter of fiscal year 2021. The guidance requires that implementation costs related to a hosting arrangement that is a service contract be capitalized and amortized over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The guidance is applied retrospectively to each period presented. The implementation did not have a material impact on our condensed consolidated financial statements.
Current Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which became effective for us during the first quarter of fiscal year 2021. The guidance requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financial assets using a forward-looking approach, taking into consideration historical experience, current conditions, and supportable forecasts that impact collectibility. The implementation did not have a material impact on our condensed consolidated financial statements.

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
Convertible Notes
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new guidance eliminates two of the three models in Accounting Standards Codification ("ASC") 470-202 that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-153 will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the requirements in ASC 815-404 for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The guidance will be effective for annual periods beginning after December 15, 2021, and interim periods therein. Early adoption is permitted for all entities for fiscal periods beginning after December 15, 2020, including interim periods within the same fiscal year. Entities are allowed to adopt the guidance using either the modified or full retrospective approach. We are currently assessing the provisions of the guidance and the impact on our consolidated financial statements.
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
We recognize revenue after applying the following five steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract, including whether they are distinct within the context of the contract;
•determination of the transaction price, including the constraint on variable consideration;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, performance obligations are satisfied.
We allocate the transaction price of the arrangement based on the relative estimated standalone selling price ("SSP") of each distinct performance obligation. In determining SSP, we maximize observable inputs and consider a number of data points, including:
•the pricing of standalone sales (in the instances where available);
•the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;
•contractually stated prices for deliverables that are intended to be sold on a standalone basis; and
•other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Disaggregated Revenue
We disaggregate revenue from contracts with customers by reportable segment and products and services as this presentation depicts the timing, risks and uncertainty of our revenue streams, which is also in line with how we manage our businesses, assess performance, and determine management compensation. Our disaggregated revenue from continuing operations is as follows (dollars in thousands):

	Three Months Ended December 31,
	2020				2019
	Hosting and professional services	Product and licensing	Maintenance and support	Total	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$110,803	$54,783	$33,746	$199,332	$88,427	$91,792	$33,591	$213,810
Enterprise	78,741	30,286	30,125	139,152	77,637	31,736	29,011	138,384
Other	6,288	968	13	7,269	7,857	1,487	(29)	9,315
Total revenues	$195,832	$86,037	$63,884	$345,753	$173,921	$125,015	$62,573	$361,509

Hardware revenue comprised approximately $6.6 million of total product and license revenue for the three months ended December 31, 2020, and $6.4 million of total product and license revenue for the three months ended December 31, 2019.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs under ASC 606. The capitalized costs primarily relate to paid commissions and other direct, incremental costs to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of December 31, 2020, we had $27.1 million of current contract acquisition costs from continuing operations and $63.0 million of noncurrent contract acquisition costs from continuing operations. As of September 30, 2020, we had $20.9 million of current contract acquisition costs from continuing operations and $51.6 million of noncurrent contract acquisition costs from continuing operations. Commission expense is primarily included in sales and marketing expense on the consolidated statements of operations. We had amortization expense related to contract acquisition costs from continuing operations of $4.7 million for the three months ended December 31, 2020, and $3.6 million for the three months ended December 31, 2019. There was no impairment related to commission costs capitalized.
Capitalized Contract Costs
We capitalize incremental costs incurred to fulfill our contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (3) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to stand-up, customize, and develop applications for each customer. These costs are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. The contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term, which we estimate to be between one and five years. The contract term estimation was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify capitalized contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. At December 31, 2020, we had $19.0 million of short-term contract costs from continuing operations included with Prepaid expenses and other current assets and $31.9 million of long-term costs from continuing operations included within Other assets. As of September 30, 2020, we had $18.0 million of short-term contract costs from continuing operations included with Prepaid expenses and other current assets and $30.7 million of long-term costs from continuing operations included within Other assets.
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
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets, and Other assets. As of December 31, 2020, we had $48.3 million of current contract assets from continuing operations and $106.1 million of noncurrent contract assets from continuing operations. As of September 30, 2020, we had $48.7 million of current contract assets from continuing operations and $107.4 million of noncurrent contract assets from continuing operations. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract assets
Balance as of September 30, 2020	$156,142
Revenues recognized but not billed	99,618
Amounts reclassified to accounts receivable	(101,358)
Balance at December 31, 2020	$154,402
Our contract liabilities, or Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify Deferred revenue as current or noncurrent based on when we expect to recognize the revenues. At December 31, 2020, we had $374.8 million of Deferred revenue. The table below shows significant changes in Deferred revenue of continuing operations (dollars in thousands):

Deferred revenue
Balance as of September 30, 2020	$348,180
Amounts bill but not recognized	213,232
Revenue recognized	(186,635)
Balance at December 31, 2020	$374,777
Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2020 (dollars in thousands):

	Within One Year	Two to Four Years	Greater than Four Years	Total
Total revenue	$714,055	$952,108	$38,966	$1,705,129
The table above includes fixed backlogs and does not include variable backlog derived from contingent usage-based activities, such as royalties and usage-based hosting revenue.
4. Disposition of Businesses
Disposition of Our Medical Transcription and EHR Go-live businesses
On November 17, 2020, we entered into a definitive agreement (the “Agreement”) to sell our medical transcription and electronic healthcare record ("EHR") go-live businesses (the "Business") to Assured Healthcare Partners and Aeries Technology Group (together, the “Buyer”). Pursuant to the Agreement, we will sell and transfer, and the Buyer will purchase and acquire, (a) the shares of certain subsidiaries through which we operate a portion of the Business and (b) certain assets used in or related to the Business; and the Buyer will assume certain liabilities related to such assets or the Business, subject to certain exclusions and indemnities as set forth in the Agreement. We expect the sale to close during the second quarter of fiscal year 2021.
The Business met the held-for-sale criteria as of December 31, 2020. As a result, effective the first quarter of fiscal year 2021, the results of operations of the Business have been included within discontinued operations and its assets and liabilities within held for sale on our condensed consolidated financial statements for all periods presented.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three months ended December 31, 2019, we incurred cash payments of $13.3 million related to the separation and spin-off of our Automotive business, which have been presented as operating cash flows from discontinued operations.
The historical results of operations of Automotive have been included within discontinued operations in our condensed consolidated financial statements.
The following table summarizes the results of the discontinued operations (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
	Medical Transcription and EHR go-live	Medical Transcription and EHR go-live	Automotive	Total
Major line items constituting net income (loss) of discontinued operations:
Revenue	$47,650	$56,724	$—	$56,724
Cost of revenue	29,152	34,683	—	34,683
Research and development	1,298	1,948	—	1,948
Sales and marketing	908	696	—	696
General and administrative	12	(20)	—	(20)
Amortization of intangible assets	2,444	3,360	—	3,360
Acquisition-related costs, net	—	(53)	—	(53)
Restructuring and other charges, net	4,438	—	7,386	7,386
Income (loss) from discontinued operations before income taxes	9,398	16,110	(7,386)	8,724
Provision (benefit) for income taxes	1,457	4,857	(1,194)	3,663
Net income (loss) from discontinued operations	$7,941	$11,253	$(6,192)	$5,061

Supplemental information:
Depreciation	$1,063	$1,601	$—	$1,601
Amortization	$2,444	$3,418	$—	$3,418
Stock compensation	$287	$831	$—	$831
Capital expenditures	$57	$21	$—	$21

The following table summarizes the assets and liabilities of our Medical Transcription and EHR Implementation Businesses included within discontinued operations. (dollars in thousands):

	December 31, 2020	September 30, 2020
Major classes of assets of discontinued operations:
Accounts receivable, net	$25,328	$24,993
Prepaid expenses and other current assets	10,637	10,499
Land, building and equipment, net	6,295	6,129
Goodwill	13,722	13,217
Intangible assets, net	43,770	46,214
Right-of-use assets	5,189	5,437
Other noncurrent assets	7,713	8,033
Total assets	$112,654	$114,522

Major classes of liabilities of discontinued operations:
Accounts payable	$3,247	$3,289
Accrued expenses and other current liabilities	12,286	14,010
Deferred revenue	14,433	17,452
Operating lease liabilities	3,231	3,625
Other noncurrent liabilities	11,062	12,150
Total liabilities	$44,259	$50,526

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We made an accounting policy election to exclude deferred taxes from the held-for-sale balance sheet. As of December 31, 2020, the Business held for sale had a net deferred tax liability of approximately $50.0 million.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the three months ended December 31, 2020 are as follows (dollars in thousands):
Goodwill

	Healthcare	Enterprise	Other	Total
Balance as of September 30, 2020	$1,424,959	$682,600	$12,936	$2,120,495
Purchase accounting adjustments	—	—	—	—
Effect of foreign currency translation	3,902	6,369	329	10,600
Balance at December 31, 2020	$1,428,861	$688,969	$13,265	$2,131,095
Other Intangible Assets
The changes in the carrying amount of intangible assets for the three months ended December 31, 2020 are as follows (dollars in thousands):

Intangible Assets
Balance at September 30, 2020	$167,270
Amortization	(14,793)
Effect of foreign currency translation	947
Balance at December 31, 2020	$153,424
6. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We have operations in a number of international locations where currency exchange rates can be volatile. We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates so that our exposure to foreign currencies will be mitigated or offset by the gains or losses on the foreign currency forward contracts. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. As of December 31, 2020 and September 30, 2020, we had outstanding contracts with a total notional value of $24.3 million and $40.7 million, respectively.
We did not designate any forward contracts as hedging instruments for the three months ended December 31, 2020 or 2019. Therefore, changes in fair value of foreign currency forward contracts were recognized within Other income (expense), net in our condensed consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our condensed consolidated statement of cash flows.
A summary of the derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		December 31, 2020	September 30, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$139	$109
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(124)	$(92)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of other (expense) income, net related to foreign currency forward contracts for the three months ended December 31, 2020 and 2019 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended December 31,
Derivatives Not Designated as Hedges	(Loss) Income Recognized	2020	2019
Foreign currency forward contracts	Other (expense) income, net	$(548)	$585
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
The determination of the applicable level within the hierarchy of a particular financial asset or liability depends on the lowest level of inputs that are significant to the fair value measurement as of the measurement date as follows:
•Level 1: Quoted prices for identical assets or liabilities in active markets.
•Level 2: Observable inputs other than those described as Level 1.
•Level 3: Unobservable inputs that are supportable by little or no market activities and are based on significant assumptions and estimates.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and September 30, 2020 consisted of the following (dollars in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$161,056	$—	$—	$161,056
Time deposits (b)	—	57,425	—	57,425
Commercial paper, $54,502 at cost (b)	—	54,545	—	54,545
Corporate notes and bonds, $10,742 at cost (b)	—	10,743	—	10,743
Foreign currency exchange contracts (b)	—	139	—	139
Total assets at fair value	$161,056	$122,852	$—	$283,908
Liabilities:
Foreign currency exchange contracts (b)	$—	(124)	$—	$(124)
Contingent acquisition payments (c)	—	—	(1,847)	(1,847)
Total liabilities at fair value	$—	$(124)	$(1,847)	$(1,971)

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$182,645	$—	$—	$182,645
Time deposits (b)	—	95,180	—	95,180
Commercial paper, $33,265 at cost (b)	—	33,290	—	33,290
Corporate notes and bonds, $15,460 at cost (b)	—	15,480	—	15,480
Foreign currency exchange contracts (b)	—	109	—	109
Total assets at fair value	$182,645	$144,059	$—	$326,704
Liabilities:
Foreign currency exchange contracts (b)	$—	$(92)	$—	$(92)
Contingent acquisition payments (c)	—	—	(1,796)	(1,796)
Total liabilities at fair value	$—	$(92)	$(1,796)	$(1,888)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(a)Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.
(b)Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.41 years as of December 31, 2020 and 0.31 years as of September 30, 2020.
(c)    The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.
The estimated fair value of our long-term debt was approximately $2,875.4 million (face value $1,666.5 million) as of December 31, 2020 and $2,355.5 million (face value $1,666.5 million) as of September 30, 2020 based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of December 31, 2020 or September 30, 2020.
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
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
Balance at beginning of period	$1,796	$2,550
Payments and foreign currency translation	51	(57)
Balance at end of period	$1,847	$2,493
Contingent acquisition payments are to be made in periods through fiscal year 2021. As of December 31, 2020, the maximum amount payable based on the agreements was $3.0 million if the specified performance targets are achieved.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2020	September 30, 2020
Compensation	$74,403	$110,827
Cost of revenue related liabilities	22,145	25,434
Accrued interest payable	3,087	13,484
Consulting and professional fees	11,305	10,589
Sales and marketing incentives	1,537	2,021
Sales and other taxes payable	6,685	6,339
Operating lease obligations	26,108	26,284
Other	12,509	4,276
Total	$157,779	$199,254
9. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business.
The following table represents the roll forward of restructuring liabilities for the three months ended December 31, 2020 (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Personnel	Facilities	Total
Balance at September 30, 2020	$1,243	$15,614	$16,857
Restructuring charges, net	4,789	3,071	7,860
Non-cash adjustment	(839)	(1,374)	(2,213)
Cash payments	(3,126)	(1,242)	(4,368)
Balance at December 31, 2020	$2,067	$16,069	$18,136
The table below presents the Restructuring and other charges, net associated with each segment, but excluded from calculation of each segment's profit (dollars in thousands):

	Three Months Ended December 31,
	2020					2019
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$2,632	$567	$3,199	$—	$3,199	$1,276	$1,527	$2,803	$—	$2,803
Enterprise	1,182	2,472	3,654	—	3,654	1,304	505	1,809	—	1,809
Other	—	29	29	—	29	—	(365)	(365)	—	(365)
Corporate	975	3	978	706	1,684	333	(532)	(199)	2,635	2,436
Total	$4,789	$3,071	$7,860	$706	$8,566	$2,913	$1,135	$4,048	$2,635	$6,683

Fiscal Year 2021
For the three months ended December 31, 2020, we recorded restructuring charges of $7.9 million, which included $4.8 million related to the termination of approximately 57 employees and a $3.1 million charge related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the geographic footprint of our offices and facilities. We expect the remaining outstanding severance of $2.1 million to be substantially paid during fiscal year 2021, and the remaining $16.1 million of lease payments to be made through fiscal year 2027, in accordance with the terms of the applicable leases. Additionally, for the three months ended December 31, 2020, we recorded $0.7 million professional services expenses related to other corporate initiatives.
Fiscal Year 2020
For the three months ended December 31, 2019, we recorded restructuring charges of $4.0 million, which included $2.9 million related to the termination of approximately 37 employees and $1.1 million related to closing certain restructuring facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction. Additionally, for the three months ended December 31, 2019, we recorded $2.8 million costs related to the separation of our Automotive business, which was offset in part by a $0.2 million cash receipt from insurance claims.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Debt
As of December 31, 2020 and September 30, 2020, we had the following borrowing obligations (dollars in thousands):

	December 31, 2020	September 30, 2020
5.625% Senior Notes due 2026, net of deferred issuance costs of $3.7 million and $3.9 million, respectively. Effective interest rate 5.625%.	$496,302	$496,148
1.000% Convertible Debentures due 2035, net of unamortized discount of $57.9 million and $64.8 million, respectively, and deferred issuance costs of $2.6 million and $2.9 million, respectively. Effective interest rate 5.622%.	616,037	608,767
1.250% Convertible Debentures due 2025, net of unamortized discount of $42.9 million and $45.2 million, respectively, and deferred issuance costs of $1.8 million and $1.9 million, respectively. Effective interest rate 5.578%.	217,910	215,582
1.500% Convertible Debentures due 2035, net of unamortized discount of $8.1 million and $10.4 million, respectively, and deferred issuance costs of $0.3 million and $0.3 million, respectively. Effective interest rate 5.394%.	219,064	216,627
Deferred issuance costs related to our Revolving Credit Facility	(325)	(451)
Total debt	1,548,988	1,536,673
Less: current portion (a)	(1,053,011)	(432,209)
Total long-term debt	$495,977	$1,104,464
(a) As of December 31, 2020, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between January 1, 2021 and March 31, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. As a result, the net carrying amounts of the convertible debentures were included in current liabilities as of December 31, 2020.
The following table summarizes the maturities of our borrowing obligations as of December 31, 2020 (dollars in thousands):

Fiscal Year	Convertible Debentures (a)	Senior Notes	Total
2021	$1,166,539	$—	$1,166,539
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
Thereafter	—	500,000	500,000
Total before unamortized discount	1,166,539	500,000	1,666,539
Less: unamortized discount and issuance costs	(113,528)	(4,023)	(117,551)
Total debt	$1,053,011	$495,977	$1,548,988
(a) As more fully described below, as of December 31, 2020, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between January 1, 2021 and March 31, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. As a result, these convertible debentures were treated as if they were due in fiscal year 2021.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
If converted, the principal amount of the 1.0% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. The conversion of the 1.0% 2035 Debentures will be based upon a conversion ratio of 41.4576 common shares per $1,000 principal amount, subject to adjustments. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to June 15, 2035, on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.0% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.0% 2035 Debentures; or (iv) at the option of the holder at any time on or after June 15, 2035. Additionally, we may redeem the 1.0% 2035 Debentures, in whole or in part, on or after December 20, 2022 for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
any portion of the 1.0% 2035 Debentures held by such holder on December 15, 2022, December 15, 2027, or December 15, 2032 at par plus accrued and unpaid interest. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.0% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.0% 2035 Debentures to be purchased plus any accrued and unpaid interest.
The 1.0% 2035 Debentures were convertible as of December 31, 2020, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending December 31, 2020. As a result, the holders of our 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between January 1, 2021 and March 31, 2021. As of December 31, 2020, the net carrying amount of the 1.0% 2035 Debentures was included within the current portion of long-term debt. As of December 31, 2020, the if-converted value of the 1.0% 2035 Debentures exceeded its principal amount by $560.0 million.
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
If converted, the principal amount of the 1.25% 2025 Debentures is payable in cash and any amounts payable in excess of the principal amount will be paid in cash or shares of our common stock, at our election. The conversion of the 1.25% 2025 Debentures will be based upon a conversion ratio of 50.7957 common shares per $1,000 principal amount, subject to adjustments. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to October 1, 2024, on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) at any time on or after October 1, 2024; (iii) during the five consecutive business-day period immediately following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.25% 2025 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; or (iv) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.25% 2025 Debentures. We may not redeem the 1.25% 2025 Debentures prior to the maturity date. If we undergo a fundamental change or non-stock change of control (as described in the indenture for the 1.25% 2025 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.25% 2025 Debentures to be purchased plus any accrued and unpaid interest.
During the second quarter of fiscal year 2020, we repurchased $87.3 million notional amount of our 1.25% 2025 Debentures for $112.3 million, of which we allocated $72.8 million to debt and $39.5 million to equity based upon ASC 470-20. Also, in connection with the repurchases, we wrote off $16.7 million of unamortized discount and $0.7 million of unamortized costs. As a result, we recorded a $2.8 million loss associated with the repurchases. Following the repurchases, $262.7 million in aggregate principal amount of the 1.25% 2025 Debentures remains outstanding.
The 1.25% 2025 Debentures were convertible as of December 31, 2020, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending December 31, 2020. As a result, the holders of our 1.25% 2025 Debentures have the right to convert all or any portion of their debentures between January 1, 2021 and March 31, 2021. The holders previously had the right to convert

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through December 31, 2020. As of December 31, 2020, the net carrying amount of the 1.25% 2025 Debentures was included within the current portion of long-term debt, and $44.7 million has been reclassified from permanent equity to mezzanine equity. As of December 31, 2020, the if-converted value of the 1.25% 2025 Debentures exceeded its principal amount by $325.6 million.
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
If converted, the principal amount of the 1.5% 2035 Debentures is payable in cash and any amounts payable in excess of the principal amount, will be paid in cash or shares of our common stock, at our election. The conversion of the 1.5% 2035 Debentures will be based upon a conversion ratio of 48.5216 common shares per $1,000 principal amount, subject to adjustments. Conversion is only allowed in the following circumstances and to the following extent: (i) prior to May 1, 2035, on any date during any fiscal quarter beginning after September 30, 2015 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price for $1,000 principal amount of the 1.5% 2035 Debentures for each day during such five trading-day period was less than 98% of the closing sale price of our common stock multiplied by the then current conversion rate; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 1.5% 2035 Debentures; or (iv) at the option of the holder at any time on or after May 1, 2035. Additionally, we may redeem the 1.5% 2035 Debentures, in whole or in part, on or after November 5, 2021 for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Each holder shall have the right, at such holder’s option, to require us to repurchase all or any portion of the 1.5% 2035 Debentures held by such holder on November 1, 2021, November 1, 2026, or November 1, 2031 at par plus accrued and unpaid interest. If we undergo a fundamental change (as described in the indenture for the 1.5% 2035 Debentures) prior to maturity, holders will have the option to require us to repurchase all or any portion of their debentures for cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures to be purchased plus any accrued and unpaid interest.
During the second quarter of fiscal year 2020, we repurchased $36.5 million notional amount of 1.5% 2035 Debentures for $41.3 million, of which we allocated $34.7 million to debt and $6.6 million to equity based upon ASC 470-20. Also, in connection with the repurchases, we wrote off $2.5 million of unamortized discount and $0.1 million of unamortized costs. As a result, we recorded a $0.8 million loss associated with the repurchases. Following the repurchases, $227.4 million in aggregate principal amount of the 1.5% 2035 Debentures remains outstanding.
The 1.5% 2035 Debentures were convertible as of December 31, 2020, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending December 31, 2020. As a result, the holders of our 1.5% 2035 Debentures have the right to convert all or any portion of their debentures between January 1, 2021 and March 31, 2021. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through December 31,

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2020. As of December 31, 2020, the net carrying amount of the 1.5% 2035 Debentures was included within the current portion of long-term debt, and $8.6 million has been reclassified from permanent equity to mezzanine equity. As of December 31, 2020, the if-converted value of the 1.5% 2035 Debentures exceeded its principal amount by $259.1 million.
Revolving Credit Facility
On July 31, 2020, we amended our revolving credit agreement (the "Amended Revolving Credit Agreement") to, among other things, extend the expiration from April 15, 2021 to April 15, 2022. The Amended Revolving Credit Agreement provides for aggregate borrowing commitments of $242.5 million (the "Revolving Credit Facility"), including the revolving facility loans, the swingline loans and issuance of letters of credit. The borrowing outstanding under the Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility is secured by substantially all our assets. The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. At any time that there are any outstanding borrowings (excluding up to $25,000,000 of issued and undrawn Letters of Credit) under the Revolving Credit Facility, we are required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the Revolving Credit Agreement) not exceeding 4.00 to 1.00. We were in compliance with all the debt covenants as of December 31, 2020.
As of December 31, 2020, after taking into account the outstanding letters of credit of $2.2 million, we had $240.3 million available for borrowing under the Revolving Credit Facility.
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
We did not repurchase any shares of our common stock for the three months ended December 31, 2020, and we repurchased 5.7 million shares of our common stock for $92.4 million for the three months ended December 31, 2019 under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. As of December 31, 2020, approximately $261.2 million remained available for future repurchases under the program.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Net Income Per Share
The following table sets forth the computation for basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Numerator:
Net income from continuing operations	$6,954	$43,624
Net income from discontinued operations	7,941	5,061
Net income	$14,895	$48,685

Denominator:
Weighted average common shares outstanding — basic	283,818	284,130
Dilutive effect of convertible instruments	21,636	—
Dilutive effect of employee stock compensation plans(a)	8,756	5,323
Weighted average common shares outstanding — diluted	314,210	289,453

Net income per common share - basic:
Continuing operations	$0.02	$0.15
Discontinued operations	0.03	0.02
Total net income per basic common share	$0.05	$0.17

Net income per common share - diluted:
Continuing operations	$0.02	$0.15
Discontinued operations	0.03	0.02
Total net income per diluted common share	$0.05	$0.17

Anti-dilutive equity instruments excluded from the calculation	580	1,336
Contingently issuable awards excluded from the calculation	—	2,932
(a)Certain performance-based awards were excluded from the determination of dilutive net income per share as the conditions were not met at the end of the reporting period.
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
As of December 31, 2020, we had 11.3 million shares available for future grants under the 2020 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity upon issuance.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amounts included in the consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
Cost of hosting and professional services	$6,563	$4,977
Cost of product and licensing	75	129
Cost of maintenance and support	426	393
Research and development	8,440	8,440
Sales and marketing	8,943	7,025
General and administrative	10,459	9,438
Total	$34,906	$30,402
Stock Options
The table below summarizes activities related to stock options for the three months ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
Outstanding at September 30, 2020	9,355	$17.18
Outstanding at December 31, 2020	9,355	$17.18	1.3 years	$0.3	million
Exercisable at December 31, 2020	9,355	$17.18	1.3 years	$0.3	million
Exercisable at December 31, 2019	9,978	$17.18	2.3 years	$—	million
(a)The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of December 31, 2020 ($44.09) over the exercise price of the underlying options.
The aggregate intrinsic values of stock options exercised during the three months ended December 31, 2020 and 2019 were de minimis.
Restricted Units
Restricted units are not included in issued and outstanding common stock until the units are vested and underlying shares are released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the three months ended December 31, 2020:

	Number of Shares Underlying Restricted Units — Performance-Based Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2020	2,620,120	7,157,649
Granted	665,977	1,905,186
Earned/released	(301,870)	(2,814,891)
Forfeited	(97,668)	(175,998)
Outstanding at December 31, 2020	2,886,559	6,071,946
Weighted average remaining recognition period of outstanding Restricted Units	1.5 years	1.8 years
Unrecognized stock-based compensation expense of outstanding Restricted Units	$30.3 million	$81.9 million
Aggregate intrinsic value of outstanding Restricted Units (a)	$127.3 million	$267.7 million
(a)The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of December 31, 2020 ($44.09) over the purchase price of the underlying restricted units.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Three Months Ended December 31,
	2020	2019
Weighted-average grant-date fair value per share	$37.26	$17.08
Total intrinsic value of shares vested (in millions)	$119.4	$95.4
Performance-based restricted units outstanding as of December 31, 2020 include performance goals based on total shareholder return relative to our peers during the performance period. The awards actually earned will be up to two hundred percent of the target number of the performance-based restricted units. Compensation expense is recorded ratably over the performance period of the award based on the grant date fair value as determined using a Monte Carlo simulation model. Below is a summary of key assumptions of the valuation:

	Three Months Ended December 31,
	2021	2020
Dividend yield	0.0%	0.0%
Expected volatility	34.95%	27.73%
Risk-free interest rate	0.21%	1.62%
Expected term (in years)	3	3
14. Income Taxes
The components of income from continuing operations before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
Domestic	$(4,995)	$(3,422)
Foreign	14,252	5,749
Income before income taxes	$9,257	$2,327
The components of provision (benefit) for income taxes from continuing operations are as follows (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
Domestic	$(2,892)	$(43,145)
Foreign	5,195	1,848
Provision (benefit) for income taxes	$2,303	$(41,297)
Effective tax rate	24.9%	(1,774.7)%
The effective income tax rate is based upon the income for the year, the composition of the income in different countries, changes relating to valuation allowances and as necessary, and adjustments, if any, for the potential tax consequences of resolving audits or other tax contingencies. Our effective income tax rate may vary based on the geographic mix of our income.
Our effective income tax rate was 24.9% for the three months ended December 31, 2020, compared to (1,774.7)% for the three months ended December 31, 2019. The effective tax rate for the three months ended December 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States. The effective tax rate for the three months ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to a net tax benefit related an adjustment to domestic valuation allowance in connection with the Cerence spin-off.
We have made a policy election to classify the deferred tax assets and liabilities associated with assets and liabilities held for sale (including those of our medical transcription and EHR go-live businesses) with other deferred tax assets and liabilities. As a result, the deferred tax assets included in Other Assets as of December 31, 2020 include deferred tax liabilities of approximately $50.0 million associated with our medical transcription business.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation Allowances
As of December 31, 2020 and September 30, 2020, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. Cumulative pretax losses have historically represented significant negative evidence of our ability to realize our domestic deferred tax assets. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of December 31, 2020, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
15. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 "Contingencies". If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and the estimates are based only on the information available at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. As of December 31, 2020, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of December 31, 2020, our operating leases had a weighted average remaining lease term of 4.8 years and a weighted average discount rate of 3.8%.
Future lease payments under operating leases as of December 31, 2020 were as follows (dollars in thousands):

Fiscal Year	Operating Leases	Operating leases under restructuring	Total
2021	$18,945	$3,171	$22,116
2022	21,671	3,828	25,499
2023	16,494	3,440	19,934
2024	14,110	1,996	16,106
2025	12,360	1,346	13,706
Thereafter	41,524	1,843	43,367
Total	$125,104	$15,624	$140,728
As of December 31, 2020, we have subleased certain office space that is included in the above table to third parties. As of December 31, 2020, the aggregate sublease income to be recognized during the remaining lease terms is $11.1 million, with approximately an average of $1.8 million annually for each of the next five fiscal years and approximately $2.1 million thereafter.
Our operating lease cost was approximately $7.2 million for the three months ended December 31, 2020 and $7.8 million for the three months ended December 31, 2019. Operating lease payments included within operating cash flows were $7.7 million for the three months ended December 31, 2020 and $7.6 million for the three months ended December 31, 2019.
17. Segment and Geographic Information
Our Chief Operating Decision Maker ("CODM") regularly reviews segment revenues and segment profits for performance evaluation and resources allocation. Segment revenues include certain acquisition-related adjustments for revenues that would otherwise have been recognized without the acquisition. Segment profits reflect controllable costs directly related to each segment and the allocation of certain corporate expenses such as corporate sales and marketing expenses and research and development project costs that benefit multiple segments. Certain items such as stock-based compensation, amortization of intangible assets, acquisition-related costs, net, restructuring and other charges, net, other income (expenses), net and certain unallocated corporate expenses are excluded from segment profits, which allow for more meaningful comparisons to the financial results of the historical operations for performance evaluation and resources allocation by our CODM.
•The Healthcare segment is primarily engaged in providing clinical speech and clinical language understanding solutions that improve the clinical documentation process, from capturing the complete patient record to improving clinical documentation and quality measures for reimbursement.
•The Enterprise segment is primarily engaged in using speech, natural language understanding, and artificial intelligence to provide automated customer solutions and services for voice, mobile, web and messaging channels.
•The Other segment consists primarily of voicemail transcription services.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As more fully described in Note 4, on November 17, 2020, we entered into a definitive agreement to sell our medical transcription and EHR go-live businesses. Effective the first quarter of fiscal year 2021, the results of operations of our medical transcription and EHR go-live businesses are included within discontinued operations for all periods presented. Our Healthcare segment revenue and segment profit for the historical periods have been recast to reflect the forementioned change.
We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to Income before income taxes (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
Segment revenues:
Healthcare	$199,332	$213,810
Enterprise	139,152	138,473
Other	7,269	9,315
Total segment revenues	$345,753	$361,598
Less: acquisition-related revenues adjustments	—	(89)
Total revenues	$345,753	$361,509
Segment profit:
Healthcare	$74,812	$73,714
Enterprise	41,468	41,767
Other	4,971	5,115
Total segment profit	$121,251	$120,596
Corporate expenses and other, net	(31,115)	(30,448)
Acquisition-related revenues	—	(89)
Stock-based compensation	(34,906)	(30,402)
Amortization of intangible assets	(14,793)	(15,758)
Acquisition-related costs, net	(325)	(1,220)
Restructuring and other charges, net	(8,566)	(6,683)
Other expenses, net	(22,289)	(33,669)
Income before income taxes	$9,257	$2,327
No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
United States	$272,598	$297,375
International	73,155	64,134
Total revenues	$345,753	$361,509
18. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Three Months Ended December 31,
	2020	2019
	(Dollars in thousands)
Interest paid	$21,087	$26,692
Income taxes paid	$2,738	$1,615
19. Subsequent Events
On January 28, 2021, we completed an acquisition within our Healthcare segment of Saykara, Inc., a developer of a mobile AI assistant technology focused on automation of clinical documentation for physicians. We are in the process of allocating the

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase consideration to the fair values of assets and liabilities acquired, and do not expect the acquisition to have a material impact on our condensed consolidated financial statements.
On February 4, 2021, we entered into a new revolving credit agreement (the "New Revolving Credit Agreement"), which replaced the existing Amended Revolving Credit Agreement. The New Revolving Credit Agreement extends the expiration to February 4, 2026, and increases the aggregate borrowing commitments from $242.5 million to $300.0 million, including revolving loans and letters of credit (the "New Revolving Credit Facility"). The New Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The New Revolving Credit Facility is secured by substantially all our assets and substantially all assets of certain of our domestic subsidiaries that guarantee our obligations under the New Revolving Credit Agreement. The New Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, we are required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the New Revolving Credit Agreement) not exceeding 4.00 to 1.00.
20. COVID-19 Pandemic
The novel coronavirus ("COVID-19") pandemic has disrupted economic markets, and the future economic impact, duration and spread of COVID-19 is still uncertain at this time. The COVID-19 pandemic adversely affected our results of operations and liquidity for fiscal year 2020, and may continue to adversely impact our business, results of operations, cash flows and financial condition. While we have not experienced significant disruptions to our ability to conduct business thus far as a result of the pandemic, we are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications.
The full extent to which the coronavirus pandemic will impact our business, operations, and financial results in the future will depend on numerous evolving factors and may not be accurately predicted at this time.

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:
•our future bookings, revenues, cost of revenues, research and development expenses, selling, general and administrative expenses, amortization of intangible assets and gross margin;
•our strategy relating to our segments;
•our programs to reduce costs and optimize processes;
•market trends;
•technological advancements;
•the potential of future product releases;
•our product development plans and the timing, amount and impact of investments in research and development;
•future acquisitions, divestitures and other strategic transactions, and anticipated benefits from such transactions;
•international operations and localized versions of our products;
•the impact of the COVID-19 pandemic; and
•the conduct, timing and outcome of legal proceedings and litigation matters.
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
•Healthcare. Our healthcare segment provides intelligent systems that support a more natural and insightful approach to clinical documentation, freeing clinicians to spend more time caring for patients and helping care teams and health organizations drive meaningful financial and clinical outcomes. Our principal solutions include dragon medical cloud-based solutions ("Dragon Medical One"), computer assisted physician documentation, diagnostic imaging solutions, Nuance® Dragon Ambient eXperience™ ("DAX"), clinical documentation improvement and coding.
•Enterprise. Our Enterprise segment is a leading provider of AI-powered intelligent customer engagement solutions and services, which enable enterprises and contact centers to enhance and automate customer service and sales engagement. Our principal solutions include interactive voice responses solutions, intelligent engagement solutions and security & biometric solutions.
•Other. Our Other segment currently consists primarily of voicemail transcription services.
•Discontinued Operations. In connection with our ongoing comprehensive portfolio and business review, during the first quarter of 2021, we announced our strategic plan to sell our medical transcription and EHR go-live businesses to Assured Healthcare Partners and Aeries Technology Group. Effective the first quarter of fiscal year 2021, the results of operations of our medical transcription and EHR go-live businesses are included within discontinued operations for all periods presented.
Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of key financial metrics for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, is as follows:
•Total revenues were $345.8 million for the three months ended December 31, 2020, as compared to $361.5 million for the three months ended December 31, 2019;
•Net income from continuing operations for the three months ended December 31, 2020 was $7.0 million, compared to net income from continuing operations of $43.6 million for the three months ended December 31, 2019;
•Gross margins for the three months ended December 31, 2020 were 61.9%, compared to 58.6% for the three months ended December 31, 2019;
•Operating margins for the three months ended December 31, 2020 were 9.1%, compared to 10.0% for three months ended December 31, 2019; and
•Operating cash flows from continuing operations increased by $9.9 million to $54.6 million for the three months ended December 31, 2020, compared to $44.7 million for the three months ended December 31, 2019.
RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Hosting and professional services	$195.8	$173.9	$21.9	12.6%
Product and licensing	86.0	125.0	(39.0)	(31.2)%
Maintenance and support	63.9	62.6	1.3	2.1%
Total revenues	$345.8	$361.5	$(15.8)	(4.4)%

United States	$272.6	$297.4	$(24.8)	(8.3)%
International	73.2	64.1	9.0	14.1%
Total revenues	$345.8	$361.5	$(15.8)	(4.4)%

The geographic split was 79% of total revenues in the United States and 21% internationally for the three months ended December 31, 2020, as compared to 82% of total revenues in the United States and 18% internationally for the three months ended December 31, 2019.

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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Hosting revenue	$167.3	$146.4	$21.0	14.3%
Professional services revenue	28.5	27.6	0.9	3.4%
Hosting and professional services revenue	$195.8	$173.9	$21.9	12.6%
As a percentage of total revenue	56.6%	48.1%

Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019
Hosting revenue for the three months ended December 31, 2020 increased by $21.0 million, or 14.3%, primarily due to a $22.6 million increase in Healthcare. Healthcare hosting revenue increased primarily due to the growth in our Dragon Medical Cloud solutions and our continued transition from a license model to a cloud based model. As a percentage of total revenue, hosting revenue increased from 40.5% to 48.4% for the three months ended December 31, 2020.
Professional services revenue for the three months ended December 31, 2020 increased by $0.9 million, or 3.4%, primarily due to the increase in professional services related to security and biometrics suite of products. As a percentage of total revenue, professional services revenue increased from 7.6% to 8.2% for the three months ended December 31, 2020.
Product and Licensing Revenue
Product and licensing revenue primarily consist of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Product and licensing revenue	$86.0	$125.0	$(39.0)	(31.2)%
As a percentage of total revenue	24.9%	34.6%

Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019
Product and licensing revenue for the three months ended December 31, 2020 decreased by $39.0 million, or 31.2%, primarily due to a $37.0 million decrease in Healthcare. Healthcare product and licensing revenue decreased primarily due to a decrease related to a non-strategic legacy term license contract. Also contributing to the decrease is the continued transition from a license model to a cloud based model within our Healthcare segment. As a percentage of total revenue, product and licensing revenue decreased from 34.6% to 24.9% for the three months ended December 31, 2020.
Maintenance and Support Revenue
Maintenance and support revenue primarily consist of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Maintenance and support revenue	$63.9	$62.6	$1.3	2.1%
As a percentage of total revenue	18.5%	17.3%

Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019
Maintenance and support revenue for the three months ended December 31, 2020 increased by $1.3 million, or 2.1%, primarily due to a $1.1 million increase in Enterprise. Enterprise maintenance and support revenue increased primarily driven by the volume growth in digital engagement and security biometrics license transactions. As a percentage of total revenue, maintenance and support revenue increased from 17.3% to 18.5% for the three months ended December 31, 2020.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Cost of hosting and professional services revenue	$105.6	$101.3	$4.3	4.2%
As a percentage of professional services and hosting revenue	53.9%	58.3%

Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019
Cost of hosting and professional services revenue for the three months ended December 31, 2020 increased by $4.3 million, or 4.2%, primarily driven by increased employee headcount to support the continued growth and expansion of our cloud-based solutions. Gross margin increased by 4.3 percentage points primarily due to the growth in Dragon Medical cloud-based solution, which is margin accretive.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Cost of product and licensing revenue	$14.4	$33.9	$(19.5)	(57.5)%
As a percentage of product and licensing revenue	16.8%	27.2%

Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019
Cost of product and licensing revenue for the three months ended December 31, 2020 decreased by $19.5 million, or 57.5%. Gross margin increased by 10.4 percentage points year-over-year. The decrease in cost and increase in gross margin were primarily due to higher royalty costs related to a legacy term license transaction in Healthcare for the first quarter of fiscal year 2020.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Cost of maintenance and support revenue	$7.5	$7.9	$(0.4)	(4.8)%
As a percentage of maintenance and support revenue	11.7%	12.6%

Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019
Cost of maintenance and support revenue for the three months ended December 31, 2020 decreased by $0.4 million, or 4.8%, primarily due to the continued transition from license transactions with maintenance and support to cloud-based solutions in Healthcare. Gross margins increased by 0.8 percentage points primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.

Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows R&D expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Research and development expense	$56.5	$54.6	$1.9	3.4%
As a percentage of total revenue	16.3%	15.1%

Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019
R&D expense increased by $1.9 million, or 3.4%, primarily due to a higher employee headcount as we continued to invest in our core technologies to power new products and solutions.
Sales and Marketing Expense
Sales and marketing expense include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Sales and marketing expense	$65.4	$65.8	$(0.4)	(0.6)%
As a percentage of total revenue	18.9%	18.2%

Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019
Sales and marketing expense for the three months ended December 31, 2020 decreased by $0.4 million, or 0.6%, primarily due to lower traveling and entertainment expenses, mostly offset by our investment in sales force to support new products and solutions.
General and Administrative Expense
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
General and administrative expense	$41.1	$38.3	$2.8	7.3%
As a percentage of total revenue	11.9%	10.6%

Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019
G&A expense increased by $2.8 million, or 7.3%, primarily driven by increases in compensation costs, offset in part by lower traveling and entertainment expenses.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Cost of revenue	$4.3	$6.6	$(2.3)	(35.1)%
Operating expenses	10.5	9.2	1.3	14.6%
Total amortization expense	$14.8	$15.8	$(1.0)	(6.1)%

The decreases in total amortization of intangible assets for the three months ended December 31, 2020, as compared to the prior year periods, as certain intangible assets became fully amortized or written off during fiscal year 2020.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Transition and integration costs	$0.1	$1.5	$(1.4)	(95.1)%
Professional service fees	0.3	(0.2)	0.5	(208.6)%
Total Acquisition-related costs, net	$0.3	$1.2	$(0.9)	(73.4)%

The decrease in acquisition-related cost, net for the three months ended December 31, 2020 was primarily due to overall reduced acquisition and integration activities as we focus on portfolio optimization and organizational simplification.
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

	Three Months Ended December 31,
	2020					2019
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$2,632	$567	$3,199	$—	$3,199	$1,276	$1,527	$2,803	$—	$2,803
Enterprise	1,182	2,472	3,654	—	3,654	1,304	505	1,809	—	1,809
Other	—	29	29	—	29	—	(365)	(365)	—	(365)
Corporate	975	3	978	706	1,684	333	(532)	(199)	2,635	2,436
Total	$4,789	$3,071	$7,860	$706	$8,566	$2,913	$1,135	$4,048	$2,635	$6,683

Fiscal Year 2021
For the three months ended December 31, 2020, we recorded restructuring charges of $7.9 million, which included $4.8 million related to the termination of approximately 57 employees and $3.1 million charge related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the geographic footprint of our offices and facilities. We expect the remaining outstanding severance of $2.1 million to be substantially paid during fiscal year 2021, and the remaining $16.1 million lease payments to be made through fiscal year 2027, in accordance with the terms of the applicable leases. Additionally, for the three months ended December 31, 2020, we recorded $0.7 million professional services expenses related to other corporate initiatives.
Fiscal Year 2020
For the three months ended December 31, 2019, we recorded restructuring charges of $4.0 million, which included $2.9 million related to the termination of approximately 37 employees and $1.1 million related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.

Additionally, for the three months ended December 31, 2019, we recorded $2.8 million costs related to the separation of our Automotive business, which was offset in part by a $0.2 million cash receipt from insurance claims.
Other Income (Expense), Net
A summary is as follows (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Interest income	$0.2	$2.2	$(2.0)	(89.6)%
Interest expense	(23.0)	(23.8)	0.8	(3.4)%
Other income, net	0.5	(12.0)	12.5	(104.1)%
Total other expense, net	$(22.3)	$(33.7)	$11.4	(33.8)%

Interest income for the three months ended December 31, 2020 decreased primarily due to lower yields and decreases in cash and marketable securities for the current year period.
Interest expense for the three months ended December 31, 2020 decreased as we repaid $300.0 million of the 2024 Senior Notes in October 2019. We also repurchased $123.8 million notional amounts of the 1.25% and 1.5% Convertible Debentures during the second quarter of fiscal year 2020.
Other income, net for the three months ended December 31, 2020 decreased primarily due to losses on redemption and repurchases of debt in the first quarter of fiscal year 2020.
Provision (Benefit) for Income Taxes
The following table shows the provision (benefit) for income taxes on continuing operations and the effective income tax rate (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Provision (benefit) for income taxes	$2.3	$(41.3)	$43.6	(105.6)%
Effective income tax rate	24.9%	(1,774.7)%

The effective income tax rate is based upon the income for the year, the composition of the income in different countries, changes relating to valuation allowances and as necessary, and adjustments, if any, for the potential tax consequences of resolving audits or other tax contingencies. Our effective income tax rate may vary based on the geographic mix of our income.
Our effective income tax rate was 24.9% for the three months ended December 31, 2020, compared to (1,774.7)% for the three months ended December 31, 2019. The effective tax rate for the three months ended December 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States. The effective tax rate for the three months ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to a net tax benefit related an adjustment to domestic valuation allowance in connection with the Cerence spin-off.
Valuation Allowances
As of December 31, 2020 and September 30, 2020, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. Cumulative pretax losses have historically represented significant negative evidence of our ability to realize our domestic deferred tax assets. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of December 31, 2020, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.

SEGMENT ANALYSIS
The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2020	2019
Segment Revenues (a):
Healthcare	$199.3	$213.8	$(14.5)	(6.8)%
Enterprise	139.2	138.5	0.7	0.5%
Other	7.3	9.3	(2.0)	(22.0)%
Total segment revenues	$345.8	$361.6	$(15.8)	(4.4)%
Less: acquisition related revenues adjustments	—	(0.1)	0.1	(100.0)%
Total revenues	$345.8	$361.5	$(15.8)	(4.4)%
Segment Profit:
Healthcare	$74.8	$73.7	$1.1	1.5%
Enterprise	41.5	41.8	(0.3)	(0.7)%
Other	5.0	5.1	(0.1)	(2.8)%
Total segment profit	$121.3	$120.6	$0.7	0.5%
Segment Profit Margin:
Healthcare	37.5%	34.5%	3.1
Enterprise	29.8%	30.2%	(0.4)
Other	68.4%	54.9%	13.5
Total segment profit margin	35.1%	33.4%	1.7

(a)Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.
Segment Revenues
Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019
•Healthcare segment revenue decreased by $14.5 million, or 6.8%, as the growths in Dragon Medical and DAX cloud-based solutions were more than offset by a decrease related to a non-strategic legacy term license contract. Revenue from Dragon Medical and DAX cloud-based solutions increased by $14.8 million, or 22.5%, to $80.6 million for the three months ended December 31, 2020 from $65.8 million for the three months ended December 31, 2019, primarily due to the continued market penetration and customer transition.
•Enterprise segment revenue increased by $0.7 million, or 0.5%, primarily due to growth in security and biometrics, offset in part by a decrease in voice engagement, which was due to the timing of license transactions.
•Other segment revenue decreased by $2.0 million, or 22.0%, as we continue to wind down our Other segment.
Segment Profit
Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019
•Healthcare segment profit increased by $1.1 million, or 1.5%, primarily due to lower sales and marketing expenses, offset in part by lower segment revenue. Sales and marketing expenses decreased primarily as a result of lower travel and entertainment expenses in the first quarter of fiscal year 2021. Segment profit margin increased by 3.1 percentage points to 37.5%, primarily driven by the growth in our Dragon Medical cloud-based solution, which is margin accretive.
•Enterprise segment profit decreased by $0.3 million, or 0.7%, as higher segment revenue was more than offset by higher R&D expenses. The increase in R&D expense was primarily due to higher spend on core technologies to support future growth. Segment profit margin decreased by 0.4 percentage points to 29.8%, primarily due to higher R&D expense margin, offset in part by higher gross margin in security and biometrics.
•Other segment profit decreased by $0.1 million, or 2.8%, as we continue to wind down our Other segment. Segment profit margin increased by 13.5 percentage points to 68.4%.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $374.3 million as of December 31, 2020, an increase of $2.0 million from $372.3 million as of September 30, 2020. Our working capital, defined as total current assets less total current liabilities from continuing operations, was $(821.7) million as of December 31, 2020, compared to $(256.5) million as of September 30, 2020. Our working capitals include $1,053.0 million and $432.2 million convertible debts as of December 31, 2020 and September 30, 2020, respectively. As of December 31, 2020, we had $240.3 million available for borrowing under our revolving credit facility. On February 4, 2021, we entered into the New Revolving Credit Agreement, which replaced the existing Amended Revolving Credit Agreement. The New Revolving Credit Agreement extends the expiration to February 4, 2026, and increases the aggregate borrowing commitments to $300.0 million. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $75.3 million as of December 31, 2020 and $60.9 million as of September 30, 2020. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.
Disposition of Our Medical Transcription and EHR Go-live Businesses
In connection with our ongoing comprehensive portfolio and business review, on November 17, 2020, we entered into a definitive agreement to sell our medical transcription and EHR go-live businesses. We expect the sale to be completed the sale of the businesses during the second quarter of fiscal year 2021.
Convertible Debentures
During the first quarter of fiscal year 2021, our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for each of our convertible debentures for at least 20 trading days during the 30 consecutive trading days ending December 31, 2020. As a result, the holders of our 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between January 1, 2021 and March 31, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. All three convertible notes with a total net book value of $1.05 billion was included within current liabilities as of December 31, 2020.
Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash, and any amount payable in excess of the principal amount would be paid in cash or shares of our common stock at our election. Although the holders of our 1.25% 2025 Debentures and 1.5% 2035 Debentures previously had the right to convert their debentures between October 1, 2020 and December 31, 2020 as our common stock price exceeded 130% of the applicable conversion price for these debentures for at least 20 trading days during the 30 consecutive trading days ending September 30, 2020, only one holder of $0.02 million notional amount exercised their conversion right during the fiscal quarter ended December 31, 2020.
Our convertible debentures are actively traded in the open market and consistently at a trading price in excess of their conversion values. Therefore, we believe that it is uneconomic, and thus unlikely for the holders to early exercise their conversion rights with Nuance. In the event that the holders presented an amount for settlement that exceeded our then available sources of liquidity, we may need to obtain additional financing, which we believe would be available to us based upon our assessment of the prevailing market and business conditions and our experience of successful capital raising activities.
Net Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended December 31, 2020 was $61.2 million, an increase of $7.6 million from $53.6 million cash provided for the three months ended December 31, 2019. The increase was primarily due to:
•An increase of $21.7 million in cash provided due to favorable changes in working capital, primarily due to the timing of cash collections and cash payments; offset in part by,
•A decrease of $7.9 million in cash provided due to lower income before non-cash charges;

•A decrease of $3.9 million in cash provided from changes in deferred revenue. Deferred revenue had a positive effect of $23.8 million on operating cash flows for the three months ended December 31, 2020, as compared to $27.7 million for the three months ended December 31, 2019; and
•A decrease of $2.3 million in cash flows from discontinued operations.
Net Cash Used in Investing Activities
Cash used in investing activities for the three months ended December 31, 2020 was $22.0 million, an increase of $4.9 million from $17.0 million cash used for the three months ended December 31, 2019. The increase was primarily due to:
•An increase of $3.2 million in cash used for capital expenditures; and
•An increase of $2.1 million in cash used in other investing activities; offset in part by,
•An increase of $0.3 million in net proceeds from the sale and purchase of marketable securities and other investments.
Net Cash Used in Financing Activities
Cash used in financing activities for the three months ended December 31, 2020 was $43.7 million, a decrease of $253.8 million from $297.5 million cash used for the three months ended December 31, 2019. The decrease was primarily due to:
•A decrease of $313.5 million in cash used for the repayment and redemption of debt; and
•A decrease of $92.4 million in cash used for share repurchases; offset in part by,
•A net contribution of $139.1 million from Cerence in connection with the spin-off of our Automotive business during the first quarter of fiscal year 2020; and
•An increase of $13.8 million in cash used for payments for taxes related to net share settlement of equity awards.
Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 10 to the accompanying condensed consolidated financial statements.
As of December 31, 2020, we were in compliance with all the debt covenants. We may from time to time, depending on market and business conditions, repurchase outstanding debt in the open market or by private negotiation. We expect to incur cash interest payments of approximately $20.8 million for the remainder of fiscal year 2021, based on the stated yields and the outstanding debt principals as of December 31, 2020. We expect to fund our debt service requirements through existing sources of liquidity and our operating cash flows.
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
We did not repurchase any shares of our common stock for the three months ended December 31, 2020, and we repurchased 5.7 million shares of our common stock for $92.4 million for the three months ended December 31, 2019 under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. As of December 31, 2020, approximately $261.2 million remained available for future repurchases under the program.

Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	Remainder of 2021	2022 and 2023	2024 and 2025	Thereafter
Convertible debentures (1)	$1,166.5	$1,166.5	$—	$—	$—
Senior notes (2)	500.0	—	—	—	500.0
Interest payable on long-term debt (3)	186.4	20.8	71.6	61.2	32.8
Letters of credit (4)	2.2	2.2	—	—	—
Lease obligations and other liabilities:
Operating leases (5)	125.1	18.9	38.2	26.5	41.5
Operating leases under restructuring	15.6	3.2	7.3	3.3	1.8
Purchase commitments for inventory, property and equipment (6)	127.5	51.2	76.3	—	—
Total contractual cash obligations	$2,123.3	$1,262.8	$193.4	$91.0	$576.1
(1)As of December 31, 2020, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between January 1, 2021 and March 31, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. As a result, these convertible debentures were treated as if they were due in fiscal year 2021.
(2)The repayment schedule reflects all the senior notes outstanding as of December 31, 2020.
(3)Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of December 31, 2020, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.
(4)Letters of credit are in place primarily to secure future operating lease payments.
(5)Obligations include contractual lease commitments related to facilities that have subsequently been subleased. As of December 31, 2020, we have subleased certain facilities with total sublease income of $11.1 million through fiscal year 2027.
(6)These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customer backlog.
Total unrecognized tax benefits as of December 31, 2020 were $62.2 million. We do not expect any significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of predetermined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of December 31, 2020, we may be required to pay the selling stockholders up to $3.0 million upon achieving specified performance goals, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. Additionally, as of December 31, 2020, the remaining deferred payment obligations of $0.3 million to certain former stockholders, which are contingent upon their continued employment, will be recognized ratably as compensation expense over the remaining requisite service periods.
Off-Balance Sheet Arrangements
Through December 31, 2020, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are included in the "Critical Accounting Policies" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K for the fiscal year ended September 30, 2020. There has been no material change to our critical accounting policies since September 30, 2020.

RECENTLY ADOPTED ACCOUNTING STANDARDS AND ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED
See Note 2 to the accompanying condensed consolidated financial statements for a discussion of the recently adopted and issued accounting standards.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments.
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
Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the applicable period. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has related to transactions denominated in the euro, British pound, Brazilian real, Canadian dollar, and Indian rupee.
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of December 31, 2020, we had not designated any contracts as fair value or cash flow hedges. The contracts generally have a maturity of less than 90 days. As of December 31, 2020, the notional contract amount of outstanding foreign currency exchange contracts was $24.3 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At December 31, 2020, we held approximately $374.3 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $3.7 million per annum, based on the balances of cash and cash equivalents and marketable securities as of December 31, 2020.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $44.09 as of December 31, 2020 (dollars in millions):

	December 31, 2020
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
1.5% 2035 Debentures	$488.0	$486.5	$39.7	$48.6
1.0% 2035 Debentures	$1,260.2	$1,236.5	$114.3	$123.7
1.25% 2025 Debentures	$599.6	$588.2	$54.9	$58.8

Item 4.Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1.Legal Proceedings
This information is included in Note 15, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
Item 1A.Risk Factors
Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2020 sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three months ended December 31, 2020. There have been no material changes in our risk factors from those disclosed in our Annual Report.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2020 - October 31, 2020	—	—	—	$261.2 Million
November 1, 2020 - November 30, 2020	—	—	—	$261.2 Million
December 1, 2020 - December 31, 2020	—	—	—	$261.2 Million
Total	—		—
(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved additional $500.0 million under our share repurchase program. As of December 31, 2020, approximately $261.2 million remained available for future repurchases under the program.

For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	000-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	001-36056	3.4	11/7/2019
10.1	Revolving Credit Agreement, dated February 4, 2021, among Nuance Communications, Inc., the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and the other parties named therein.	8-K	001-36056	10.1	2/8/2021
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101	The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.					X
104	The cover page of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 9, 2021.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer