Form 10-Q
period 2021-03-31
Nuance Communications, Inc.
filed 2021-05-10
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of April 30, 2021 was 286,071,824.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Hosting and professional services	$197,981	$182,147	$393,813	$356,068
Product and licensing	85,810	69,563	171,847	194,578
Maintenance and support	63,186	64,214	127,070	126,787
Total revenues	346,977	315,924	692,730	677,433
Cost of revenues:
Hosting and professional services	105,977	100,391	211,592	201,721
Product and licensing	8,460	9,089	22,875	43,033
Maintenance and support	7,273	8,020	14,759	15,883
Amortization of intangible assets	4,929	6,557	9,191	13,126
Total cost of revenues	126,639	124,057	258,417	273,763
Gross profit	220,338	191,867	434,313	403,670
Operating expenses:
Research and development	59,500	56,091	115,957	110,696
Sales and marketing	70,333	70,174	135,738	135,950
General and administrative	35,751	38,024	76,896	76,358
Amortization of intangible assets	10,754	8,530	21,285	17,719
Acquisition-related costs, net	1,669	1,678	1,994	2,898
Restructuring and other charges, net	2,479	6,176	11,045	12,859
Total operating expenses	180,486	180,673	362,915	356,480
Income from operations	39,852	11,194	71,398	47,190
Other income (expense):
Interest income	176	1,512	404	3,698
Interest expense	(23,054)	(23,629)	(46,068)	(47,444)
Other income (expense), net	583	(1,688)	1,080	(13,728)
Income (loss) before income taxes	17,557	(12,611)	26,814	(10,284)
Provision (benefit) for income taxes	4,823	13,872	7,126	(27,425)
Net income (loss) from continuing operations	12,734	(26,483)	19,688	17,141
Net (loss) income from discontinued operations	(16,368)	6,477	(8,427)	11,538
Net (loss) income	$(3,634)	$(20,006)	$11,261	$28,679

Net income (loss) per common share - basic:
Continuing operations	$0.04	$(0.09)	$0.07	$0.06
Discontinued operations	(0.05)	0.02	(0.03)	0.04
Total net (loss) income per basic common share	$(0.01)	$(0.07)	$0.04	$0.10

Net income (loss) per common share - diluted:
Continuing operations	$0.04	$(0.09)	$0.06	$0.06
Discontinued operations	(0.05)	0.02	(0.03)	0.04
Total net (loss) income per diluted common share	$(0.01)	$(0.07)	$0.03	$0.10

Weighted average common shares outstanding:
Basic	285,284	282,576	284,545	283,366
Diluted	320,112	282,576	317,160	288,214

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(Unaudited)
	(In thousands)
Net (loss) income	$(3,634)	$(20,006)	$11,261	$28,679
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,679)	(15,538)	10,135	(11,114)
Cerence Spin-off	—	—	—	12,331
Pension adjustments	(414)	—	(400)	2,007
Unrealized loss on marketable securities	(1)	(496)	(30)	(528)
Total other comprehensive (loss) income, net	(6,094)	(16,034)	9,705	2,696
Comprehensive (loss) income	$(9,728)	$(36,040)	$20,966	$31,375

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	September 30, 2020
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$342,851	$301,233
Marketable securities	69,549	71,114
Accounts receivable, less allowances for doubtful accounts of $9,937 and $8,649	187,649	175,583
Prepaid expenses and other current assets	182,582	152,563
Current assets, discontinued operations	—	35,492
Total current assets	782,631	735,985
Marketable securities	2,000	—
Land, building and equipment, net	143,448	137,299
Goodwill	2,154,443	2,120,495
Intangible assets, net	157,149	167,270
Right-of-use assets	95,925	104,839
Other assets	258,480	248,414
Long-term assets, discontinued operations	—	79,030
Total assets	$3,594,076	$3,593,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,065,183	$432,209
Contingent and deferred acquisition payments	3,535	4,224
Accounts payable	77,160	71,833
Accrued expenses and other current liabilities	182,830	199,254
Deferred revenue	257,677	249,484
Current liabilities, discontinued operations	—	29,138
Total current liabilities	1,586,385	986,142
Long-term debt	494,299	1,104,464
Deferred revenue, net of current portion	100,071	98,696
Deferred tax liabilities	13,211	70,116
Operating lease liabilities	95,497	103,996
Other liabilities	81,428	64,597
Long-term liabilities, discontinued operations	—	21,388
Total liabilities	2,370,891	2,449,399

Commitments and contingencies (Note 15)

Mezzanine Equity	101,333	—

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 289,248 and 286,703 shares issued and 285,497 and 282,952 shares outstanding, respectively	289	287
Additional paid-in capital	1,507,519	1,550,568
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(108,213)	(117,918)
Accumulated deficit	(260,955)	(272,216)
Total stockholders’ equity	1,121,852	1,143,933
Total liabilities and stockholders’ equity	$3,594,076	$3,593,332

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2021

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at December 31, 2020	288,669	$289	$1,528,975	(3,751)	$(16,788)	$(102,119)	$(257,321)	$1,153,036
Issuance of common stock under employee stock plans	645	1	8,367	—	—	—	—	8,368
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(66)	(1)	(3,071)	—	—	—	—	(3,072)
Stock-based compensation	—	—	21,238	—	—	—	—	21,238
Equity portion of convertible debt puttable	—	—	(47,990)	—	—	—	—	(47,990)
Net loss	—	—	—	—	—	—	(3,634)	(3,634)
Other comprehensive loss	—	—	—	—	—	(6,094)	—	(6,094)
Balance at March 31, 2021	289,248	$289	$1,507,519	(3,751)	$(16,788)	$(108,213)	$(260,955)	$1,121,852
For the six months ended March 31, 2021

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2020	286,703	$287	$1,550,568	(3,751)	$(16,788)	$(117,918)	$(272,216)	$1,143,933
Issuance of common stock under employee stock plans	3,762	4	8,364	—	—	—	—	8,368
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(1,217)	(2)	(46,773)	—	—	—	—	(46,775)
Stock-based compensation	—	—	96,693	—	—	—	—	96,693
Equity portion of convertible debt puttable	—	—	(101,333)	—	—	—	—	(101,333)
Net income	—	—	—	—	—	—	11,261	11,261
Other comprehensive income	—	—	—	—	—	9,705	—	9,705
Balance at March 31, 2021	289,248	$289	$1,507,519	(3,751)	$(16,788)	$(108,213)	$(260,955)	$1,121,852

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
For the three months ended March 31, 2020

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at December 31, 2019	287,626	$288	$1,615,989	3,751	$(16,788)	$(114,043)	$(244,927)	$—	$1,240,519
Issuance of common stock under employee stock plans	1,138	1	7,203	—	—	—	—	—	7,204
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(169)	—	(3,478)	—	—	—	—	—	(3,478)
Stock-based compensation	—	—	23,911	—	—	—	—	—	23,911
Repurchase and retirement of common stock	(3,763)	(4)	(76,770)	—	—	—	—	—	(76,774)
Repurchases of convertible notes (a)	—	—	(46,121)	—	—	—	—	—	(46,121)
Net loss	—	—	—	—	—	—	(20,006)	—	(20,006)
Other comprehensive loss	—	—	—	—	—	(16,034)	—	—	(16,034)
Balance at March 31, 2020	284,832	$285	$1,520,734	3,751	$(16,788)	$(130,077)	$(264,933)	$—	$1,109,221
For the six months ended March 31, 2020

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2019	289,680	$290	$2,597,889	3,751	$(16,788)	$(132,773)	$(293,612)	$18,144	$2,173,150
Cerence spin-off	—	—	(922,567)	—	—	12,331	—	(18,144)	(928,380)
Issuance of common stock under employee stock plans	6,720	7	7,253	—	—	—	—	—	7,260
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,111)	(2)	(36,605)	—	—	—	—	—	(36,607)
Stock-based compensation	—	—	90,093	—	—	—	—	—	90,093
Repurchase and retirement of common stock	(9,457)	(10)	(169,208)	—	—	—	—	—	(169,218)
Repurchases of convertible notes (a)	—	—	(46,121)	—	—	—	—	—	(46,121)
Net income	—	—	—	—	—	—	28,679	—	28,679
Other comprehensive loss	—	—	—	—	—	(9,635)	—	—	(9,635)
Balance at March 31, 2020	284,832	$285	$1,520,734	3,751	$(16,788)	$(130,077)	$(264,933)	$—	$1,109,221
(a)According to ASC 470-20, cash consideration paid to repurchase and retire our convertible notes was first allocated to debt component based on the actual fair value on the trading date, and the remaining consideration was allocated to additional paid-in-capital.
See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2021	2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income from continuing operations	$19,688	$17,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,609	15,129
Amortization	30,476	30,845
Stock-based compensation	69,782	62,536
Non-cash interest expense	24,799	25,318
Deferred tax benefit	(4,619)	(40,901)
Loss on extinguishment of debt	—	18,656
Other	3,772	2,350
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(9,084)	19,660
Prepaid expenses and other assets	(12,866)	3,877
Accounts payable	7,066	(5,117)
Accrued expenses and other liabilities	(1,119)	(58,593)
Deferred revenue	(971)	24,638
Net cash provided by operating activities - continuing operations	142,533	115,539
Net cash provided by operating activities - discontinued operations	7,087	25,892
Net cash provided by operating activities	149,620	141,431
Cash flows from investing activities:
Capital expenditures	(32,719)	(31,187)
Proceeds from disposition of businesses, net of transaction fees	9,885	—
Purchases of marketable securities and other investments	(67,000)	(148,880)
Proceeds from sales and maturities of marketable securities and other investments	66,518	224,987
Payments for business and asset acquisitions, net of cash acquired	(45,175)	—
Other	501	1,332
Net cash (used in) provided by investing activities	(67,990)	46,252
Cash flows from financing activities:
Repurchase and redemption of debt	—	(513,642)
Net distribution from Cerence upon the spin-off	—	139,090
Payments for repurchase of common stock	—	(169,218)
Proceeds from issuance of common stock from employee stock plans	8,368	7,204
Proceeds from the revolving credit facility	—	230,000
Payments for taxes related to net share settlement of equity awards	(48,956)	(36,488)
Other financing activities	(2,235)	(2,834)
Net cash used in financing activities	(42,823)	(345,888)
Effects of exchange rate changes on cash and cash equivalents	2,811	(4,849)
Net increase (decrease) in cash and cash equivalents	41,618	(163,054)
Cash and cash equivalents at beginning of period	301,233	560,961
Cash and cash equivalents at end of period	$342,851	$397,907

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Presentation
Nuance Communications, Inc. ("we", "Nuance", "our", "us", or the "Company") is a pioneer and leader in conversational and cognitive artificial intelligence ("AI") innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, financial services, telecommunications and travel industries, among others. We had three reportable segments as of March 31, 2021: Healthcare, Enterprise, and Other. See Note 18 for a description of each of these segments.
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
On April 11, 2021, we entered into an Agreement and Plan of Merger ( the "Merger Agreement") with Microsoft Corporation ("Microsoft") and Big Sky Merger Sub Inc. ("Merger Sub"). Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction. Pursuant to the Merger Agreement, a wholly-owned subsidiary of Microsoft will merge with and into Nuance ("the Merger") with Nuance surviving as a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The transaction is currently intended to close by December 31, 2021. Consummation of the Merger is subject to certain conditions, including the receipt of the necessary approval from our stockholders, the satisfaction of certain regulatory approvals and other customary closing conditions.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement and other relevant materials in connection with the transaction that we will file with the SEC and which will contain important information about Nuance and the Merger.
As more fully described in Note 11, during the second quarter of fiscal year 2021, our common stock price exceeded 130% of the applicable conversion price for each of our convertible debentures for at least 20 trading days during the 30 consecutive trading days ending March 31, 2021. As a result, the holders of our 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between April 1, 2021 and June 30, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. All three convertible notes with a total net book value of $1.07 billion were included within current liabilities as of March 31, 2021.
Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash, and any amount payable in excess of the principal amount would be paid in cash or shares of our common stock at our election. Although the holders of our 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures previously had the right to convert their debentures between January 1, 2021 and March 31, 2021 as our common stock price exceeded 130% of the applicable conversion price for these debentures for at least 20 trading days during the 30 consecutive trading days ending December 31, 2020, there were no material exercises of the conversion rights during the second quarter ended March 31, 2021. Subsequent to the balance sheet date, holders of our 1.5% 2035 Debentures submitted conversion notices with a total value of approximately $118.3 million.
Our convertible debentures are actively traded in the open market. The 1.25% 2025 Debentures trade at a price consistently in excess of their conversion values. Therefore, we believe that it is uneconomic, and thus unlikely, for the holders of the 1.25% 2025 Debentures to early exercise their conversion rights. In the event that holders of any of our debentures presented an amount for settlement that exceeded our then available sources of liquidity, we may need to obtain additional financing, which we believe would be available to us based upon our assessment of the prevailing market and business conditions and our experience of successful capital raising activities.
2. Summary of Significant Accounting Policies

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Convertible Notes
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new guidance eliminates two of the three models in Accounting Standards Codification ("ASC") 470-202 that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-153 will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the requirements in ASC 815-404 for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The guidance will be effective for annual periods beginning after December 15, 2021, and interim periods therein. Early adoption is permitted for all entities for fiscal periods beginning after December 15, 2020, including interim periods within the same fiscal year. Entities are allowed to adopt the guidance using either the modified or full retrospective approach. We are currently assessing the provisions of the guidance and the impact on our condensed consolidated financial statements.
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
The majority of our arrangements with customers typically contain multiple products and services. We account for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
We recognize revenue after applying the following five steps:

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Disaggregated Revenue
We disaggregate revenue from contracts with customers by reportable segment and products and services as this presentation depicts the timing, risks and uncertainty of our revenue streams, which is also in line with how we manage our businesses, assess performance, and determine management compensation. Our disaggregated revenue from continuing operations is as follows (dollars in thousands):

	Three Months Ended March 31,
	2021				2020
	Hosting and professional services	Product and licensing	Maintenance and support	Total	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$117,593	$61,326	$32,973	$211,892	$93,646	$43,266	$34,070	$170,982
Enterprise	75,740	24,057	30,200	129,997	80,840	26,258	30,135	137,233
Other	4,648	427	13	5,088	7,661	39	9	7,709
Total revenues	$197,981	$85,810	$63,186	$346,977	$182,147	$69,563	$64,214	$315,924

	Six Months Ended March 31,
	2021				2020
	Hosting and professional services	Product and licensing	Maintenance and support	Total	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$228,397	$116,108	$66,719	$411,224	$182,073	$135,058	$67,661	$384,792
Enterprise	154,481	54,343	60,325	269,149	158,476	57,995	59,146	275,617
Other	10,935	1,396	26	12,357	15,519	1,525	(20)	17,024
Total revenues	$393,813	$171,847	$127,070	$692,730	$356,068	$194,578	$126,787	$677,433
Hardware revenue comprised approximately $7.1 million and $13.7 million of total product and licensing revenue for the three and six months ended March 31, 2021, respectively, and $8.5 million and $14.8 million of total product and licensing revenue for the three and six months ended March 31, 2020, respectively.
Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs under ASC 606. The capitalized costs primarily relate to paid commissions and other direct, incremental costs to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of March 31, 2021, we had $31.2 million of current contract acquisition costs from continuing operations and $67.1 million of noncurrent contract acquisition costs from continuing operations. As of September 30, 2020, we had $20.9 million of current contract acquisition costs from continuing operations and $51.6 million of noncurrent contract acquisition costs from continuing operations. Commission expense is primarily included in sales and marketing expense on the consolidated statements of operations. We had amortization expense related to contract acquisition costs from continuing operations of $4.7 million and $9.4 million for the three and six months ended March 31, 2021, respectively, and $4.0 million and $7.6 million for the three and six months ended March 31, 2020, respectively. There was no impairment related to commission costs capitalized.
Capitalized Contract Costs

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We capitalize incremental costs incurred to fulfill our contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (3) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to stand-up, customize, and develop applications for each customer. These costs are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. The contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term, which we estimate to be between one and five years. The contract term estimation was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify capitalized contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of March 31, 2021, we had $19.8 million of short-term contract costs from continuing operations included with Prepaid expenses and other current assets and $33.1 million of long-term costs from continuing operations included within Other assets. As of September 30, 2020, we had $18.0 million of short-term contract costs from continuing operations included with Prepaid expenses and other current assets and $30.7 million of long-term costs from continuing operations included within Other assets.
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
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets, and Other assets. As of March 31, 2021, we had $60.5 million of current contract assets from continuing operations and $94.2 million of noncurrent contract assets from continuing operations. As of September 30, 2020, we had $48.7 million of current contract assets from continuing operations and $107.4 million of noncurrent contract assets from continuing operations. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance as of September 30, 2020	$156,142
Revenues recognized but not billed	225,454
Amounts reclassified to accounts receivable	(226,902)
Balance at March 31, 2021	$154,694
Our contract liabilities, or Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify Deferred revenue as current or noncurrent based on when we expect to recognize the revenues. As of March 31, 2021, we had $357.7 million of Deferred revenue. The table below shows significant changes in Deferred revenue of continuing operations (dollars in thousands):

Deferred revenue
Balance as of September 30, 2020	$348,180
Amounts bill but not recognized	403,593
Revenue recognized	(394,025)
Balance at March 31, 2021	$357,748
Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2021 (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Within One Year	Two to Four Years	Greater than Four Years	Total
Total revenue	$718,566	$925,100	$28,857	$1,672,523
The table above includes fixed backlogs and does not include variable backlog derived from contingent usage-based activities, such as royalties and usage-based hosting revenue.
4. Disposition of Businesses
Disposition of Our Medical Transcription and EHR Implementation businesses
On November 17, 2020, we entered into a definitive agreement (the “Agreement”) to sell our medical transcription and electronic healthcare record ("EHR") implementation businesses (the "Business") to Assured Healthcare Partners and Aeries Technology Group (together, the “Buyer”). Pursuant to the Agreement, we sold and transferred, and the Buyer purchased and acquired, (a) the shares of certain subsidiaries through which we operate a portion of the Business and (b) certain assets used in or related to the Business; and the Buyer assumed certain liabilities related to such assets of the Business, subject to certain exclusions and indemnities as set forth in the Agreement.
On March 1, 2021, we completed the sale of the Business and received approximately $29.8 million in cash, subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a loss of $12.5 million, which is included within Net (loss) income from discontinued operations. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, will have a material impact on our results of operations.
Additionally, as in accordance with the Agreement, we retained certain identifiable accounts receivable balances with the sale of the Business. As of March 31, 2021, the balance of retained accounts receivable, net is $3.5 million. This is immaterial to our consolidated balance sheet and has been included within our continuing operations balance sheet.
For all periods presented, the Businesses' results of operations have been included within discontinued operations in our condensed consolidated financial statements.
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
The following table summarizes the results of the discontinued operations (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2021	2020
	Medical Transcription and EHR Implementation	Medical Transcription and EHR Implementation
Major line items constituting net (loss) income of discontinued operations:
Revenue	$33,421	$53,413
Cost of revenue	25,682	33,036
Research and development	1,237	1,818
Sales and marketing	1,056	850
General and administrative	54	352
Amortization of intangible assets	1,629	3,291
Acquisition-related costs, net	—	2
Restructuring and other charges, net	4,409	153
(Loss) income from discontinued operations before income taxes	(646)	13,911
Provision for income taxes	3,178	7,434
Loss on disposition	(12,544)	—
Net (loss) income from discontinued operations	$(16,368)	$6,477

Supplemental information:
Depreciation	$739	$2,420
Amortization	$1,629	$3,350
Stock compensation	$1,149	$1,528
Capital expenditures	$—	$287

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended March 31,
	2021	2020
	Medical Transcription and EHR Implementation	Medical Transcription and EHR Implementation	Automotive	Total
Major line items constituting net (loss) income of discontinued operations:
Revenue	$81,071	$110,137	$—	$110,137
Cost of revenue	54,834	67,719	—	67,719
Research and development	2,535	3,766	—	3,766
Sales and marketing	1,964	1,546	—	1,546
General and administrative	66	332	—	332
Amortization of intangible assets	4,073	6,651	—	6,651
Acquisition-related costs, net	—	(51)	—	(51)
Restructuring and other charges, net	8,847	153	7,386	7,539
Income (loss) from discontinued operations before income taxes	8,752	30,021	(7,386)	22,635
Provision (benefit) for income taxes	4,635	12,291	(1,194)	11,097
Loss on disposition	(12,544)	—	—	—
Net (loss) income from discontinued operations	$(8,427)	$17,730	$(6,192)	$11,538

Supplemental information:
Depreciation	$1,802	$4,021	$—	$4,021
Amortization	$4,073	$6,768	$—	$6,768
Stock compensation	$1,436	$2,359	$—	$2,359
Capital expenditures	$57	$308	$—	$308
The following table summarizes the assets and liabilities of our Medical Transcription and EHR Implementation Businesses included within discontinued operations. (dollars in thousands):

September 30, 2020
Major classes of assets of discontinued operations:
Accounts receivable, net	$24,993
Prepaid expenses and other current assets	10,499
Land, building and equipment, net	6,129
Goodwill	13,217
Intangible assets, net	46,214
Right-of-use assets	5,437
Other noncurrent assets	8,033
Total assets	$114,522

Major classes of liabilities of discontinued operations:
Accounts payable	$3,289
Accrued expenses and other current liabilities	14,010
Deferred revenue	17,452
Operating lease liabilities	3,625
Other noncurrent liabilities	12,150
Total liabilities	$50,526
5. Business Acquisitions
As part of our business strategy, we have acquired, and may acquire in the future, certain businesses and technologies primarily to expand our products and service offerings.
Fiscal Year 2021 Acquisitions

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the six months ended March 31, 2021, we completed an acquisition in our Healthcare segment for a total cash consideration of $45.2 million. As a result, we recognized goodwill of $28.2 million and intangible assets of $19.8 million related to technology with a useful life of 5.0 years. The results of operations of the acquired entity have been included within our consolidated statement of operations from the acquisition date. The acquisition was not material to our condensed consolidated financial statements.
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
A summary of acquisition-related costs, net is as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Transition and integration costs	$1,142	$1,366	$1,214	$2,821
Professional service fees	527	312	780	79
Acquisition-related adjustments	—	—	—	(2)
Total	$1,669	$1,678	$1,994	$2,898
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the six months ended March 31, 2021 are as follows (dollars in thousands):
Goodwill

	Healthcare	Enterprise	Other	Total
Balance as of September 30, 2020	$1,424,959	$682,600	$12,936	$2,120,495
Acquisitions	28,210	—	—	28,210
Effect of foreign currency translation	1,825	3,695	218	5,738
Balance at March 31, 2021	$1,454,994	$686,295	$13,154	$2,154,443
Other Intangible Assets
The changes in the carrying amount of intangible assets for the six months ended March 31, 2021 are as follows (dollars in thousands):

Intangible Assets
Balance at September 30, 2020	$167,270
Acquisitions	19,840
Amortization	(30,476)
Effect of foreign currency translation	515
Balance at March 31, 2021	$157,149
7. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We have operations in a number of international locations where currency exchange rates can be volatile. We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates so that our exposure to foreign currencies will be mitigated or offset by the gains or losses on the foreign currency forward contracts. Generally, we

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
enter into such contracts for less than 90 days and have no cash requirements until maturity. As of March 31, 2021 and September 30, 2020, we had outstanding contracts with a total notional value of $25.0 million and $40.7 million, respectively.
We did not designate any forward contracts as hedging instruments for the six months ended March 31, 2021 or 2020. Therefore, changes in fair value of foreign currency forward contracts were recognized within Other income (expense), net in our consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our consolidated statement of cash flows.
A summary of the derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		March 31, 2021	September 30, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$73	$109
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(7)	$(92)
A summary of other income (expense), net related to foreign currency forward contracts for the three and six months ended March 31, 2021 and 2020 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended March 31,		Six Months Ended March 31,
Derivatives Not Designated as Hedges	Income (Loss) Recognized	2021	2020	2021	2020
Foreign currency forward contracts	Other income (expense), net	$1,096	$(143)	$548	$442
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020 consisted of the following (dollars in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$223,067	$—	$—	$223,067
Time deposits (b)	—	56,179	—	56,179
Commercial paper, $56,966 at cost (b)	—	57,030	—	57,030
Corporate notes and bonds, $9,224 at cost (b)	—	9,216	—	9,216
Foreign currency exchange contracts (b)	—	73	—	73
Total assets at fair value	$223,067	$122,498	$—	$345,565
Liabilities:
Foreign currency exchange contracts (b)	$—	(7)	$—	$(7)
Contingent acquisition payments (c)	—	—	(1,743)	(1,743)
Total liabilities at fair value	$—	$(7)	$(1,743)	$(1,750)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$182,645	$—	$—	$182,645
Time deposits (b)	—	95,180	—	95,180
Commercial paper, $33,265 at cost (b)	—	33,290	—	33,290
Corporate notes and bonds, $15,460 at cost (b)	—	15,480	—	15,480
Foreign currency exchange contracts (b)	—	109	—	109
Total assets at fair value	$182,645	$144,059	$—	$326,704
Liabilities:
Foreign currency exchange contracts (b)	$—	$(92)	$—	$(92)
Contingent acquisition payments (c)	—	—	(1,796)	(1,796)
Total liabilities at fair value	$—	$(92)	$(1,796)	$(1,888)

(a)Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.
(b)Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.44 years as of March 31, 2021 and 0.31 years as of September 30, 2020.
(c)    The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.
The estimated fair value of our total debt was approximately $2,857.6 million (face value $1,666.5 million) as of March 31, 2021 and $2,355.5 million (face value $1,666.5 million) as of September 30, 2020 based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of March 31, 2021 or September 30, 2020.
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
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Balance at beginning of period	$1,847	$2,493	$1,796	$2,550
Payments and foreign currency translation	(104)	—	(53)	(57)
Balance at end of period	$1,743	$2,493	$1,743	$2,493
Contingent acquisition payments are to be made in periods through fiscal year 2021. As of March 31, 2021, the maximum amount payable based on the agreements was $3.0 million if the specified performance targets are achieved.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2021	September 30, 2020
Compensation	$88,503	$110,827
Cost of revenue related liabilities	26,634	25,434
Accrued interest payable	13,419	13,484
Consulting and professional fees	8,712	10,589
Sales and marketing incentives	1,585	2,021
Sales and other taxes payable	6,929	6,339
Operating lease obligations	26,857	26,284
Other	10,191	4,276
Total	$182,830	$199,254
10. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business.
The following table represents the roll forward of restructuring liabilities for the six months ended March 31, 2021 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2020	$1,243	$15,516	$16,759
Restructuring charges, net	5,896	6,074	11,970
Non-cash adjustment	(839)	(2,498)	(3,337)
Cash payments	(4,714)	(2,289)	(7,003)
Balance at March 31, 2021	$1,586	$16,803	$18,389
The table below presents the Restructuring and other charges, net associated with each segment, but excluded from calculation of each segment's profit (dollars in thousands):

	Three Months Ended March 31,
	2021					2020
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$702	$114	$816	$—	$816	$353	$248	$601	$—	$601
Enterprise	82	2,732	2,814	—	2,814	233	213	446	—	446
Other	—	139	139	—	139	—	54	54	—	54
Corporate	323	18	341	(1,631)	(1,290)	683	883	1,566	3,509	5,075
Total	$1,107	$3,003	$4,110	$(1,631)	$2,479	$1,269	$1,398	$2,667	$3,509	$6,176

	Six Months Ended March 31,
	2021					2020
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$3,334	$681	$4,015	$—	$4,015	$1,629	$1,775	$3,404	$—	$3,404
Enterprise	1,264	5,204	6,468	—	6,468	1,537	718	2,255	—	2,255
Other	—	168	168	—	168	—	(311)	(311)	—	(311)
Corporate	1,298	21	1,319	(925)	394	1,016	351	1,367	6,144	7,511
Total	$5,896	$6,074	$11,970	$(925)	$11,045	$4,182	$2,533	$6,715	$6,144	$12,859

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal Year 2021
For the six months ended March 31, 2021, we recorded restructuring charges of $12.0 million, which included $5.9 million related to the termination of approximately 79 employees and $6.1 million of charges related to closing certain idle facilities. Of these amounts, $4.1 million was recorded for the three months ended March 31, 2021, which included $1.1 million related to the termination of approximately 22 employees and $3.0 million charge related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the geographic footprint of our offices and facilities. We expect the remaining outstanding severance of $1.6 million to be substantially paid during fiscal year 2021, and the remaining $16.8 million lease payments to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the six months ended March 31, 2021, we recorded $0.9 million for professional service receipts related to other corporate initiatives, of which we recorded $1.6 million during the three months ended March 31, 2021.
Fiscal Year 2020
For the six months ended March 31, 2020, we recorded restructuring charges of $6.7 million, which included $4.2 million related to the termination of approximately 51 employees and $2.5 million related to certain restructuring facilities. Of these amounts, $2.7 million was recorded for the three months ended March 31, 2020, which included $1.3 million related to the termination of approximately 14 employees and $1.4 million related to certain restructuring facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the six months ended March 31, 2020, we recorded $4.2 million of costs related to the separation of our Automotive business and $2.0 million related to the impairment of a right-of-use asset of a restructuring facility, offset in part by a $0.1 million cash receipt from insurance claims related to a malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"). Of these amounts, we recorded $1.4 million costs related to the separation of our Automotive business, $2.0 million related to the impairment of a right-of-use asset of a restructuring facility, and a $0.1 million cash expense from insurance claims related to the 2017 Malware Incident for the three months ended March 31, 2020. The $2.0 million impairment charge for the three and six months ended March 31, 2020 was related to a restructuring facility as we re-assessed the timing and fees of the assumed sublease as a result of the COVID-19 pandemic.
11. Debt
As of March 31, 2021 and September 30, 2020, we had the following borrowing obligations (dollars in thousands):

	March 31, 2021	September 30, 2020
5.625% Senior Notes due 2026, net of deferred issuance costs of $3.5 million and $3.9 million, respectively. Effective interest rate 5.625%.	$496,456	$496,148
1.000% Convertible Debentures due 2035, net of unamortized discount of $50.8 million and $64.8 million, respectively, and deferred issuance costs of $2.3 million and $2.9 million, respectively. Effective interest rate 5.622%.	623,405	608,767
1.250% Convertible Debentures due 2025, net of unamortized discount of $40.7 million and $45.2 million, respectively, and deferred issuance costs of $1.7 million and $1.9 million, respectively. Effective interest rate 5.578%.	220,271	215,582
1.500% Convertible Debentures due 2035, net of unamortized discount of $5.7 million and $10.4 million, respectively, and deferred issuance costs of $0.2 million and $0.3 million, respectively. Effective interest rate 5.394%.	221,507	216,627
Deferred issuance costs related to our Revolving Credit Facility	(2,157)	(451)
Total debt	1,559,482	1,536,673
Less: current portion (a)	(1,065,183)	(432,209)
Total long-term debt	$494,299	$1,104,464
(a) As of March 31, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between April 1, 2021 and June 30, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. As a result, the net carrying amounts of the convertible debentures were included in current liabilities as of March 31, 2021.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the maturities of our borrowing obligations as of March 31, 2021 (dollars in thousands):

Fiscal Year	Convertible Debentures (a)	Senior Notes	Total
2021	$1,166,516	$—	$1,166,516
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
Thereafter	—	500,000	500,000
Total before unamortized discount	1,166,516	500,000	1,666,516
Less: unamortized discount and issuance costs	(101,333)	(5,701)	(107,034)
Total debt	$1,065,183	$494,299	$1,559,482
(a) As more fully described below, as of March 31, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between April 1, 2021 and June 30, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. As a result, these convertible debentures were treated as if they were due in fiscal year 2021.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The 1.0% 2035 Debentures were convertible as of March 31, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending March 31, 2021. As a result, the holders of our 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between April 1, 2021 and June 30, 2021. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning January 1, 2021 through March 31, 2021. As of March 31, 2021, the net carrying amount of the 1.0% 2035 Debentures was included within the current portion of long-term debt, and $53.1 million has been reclassified from permanent equity to mezzanine equity. As of March 31, 2021, the if-converted value of the 1.0% 2035 Debentures exceeded its principal amount by $547.4 million.
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
The 1.25% 2025 Debentures were convertible as of March 31, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending March 31, 2021. As a result, the holders of our 1.25% 2025 Debentures have the right to convert all or any portion of their debentures between April 1, 2021 and June 30, 2021. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through March 31, 2021. As of March 31, 2021, the net carrying amount of the 1.25% 2025 Debentures was included within the current portion of long-term debt, and $42.4 million has been reclassified from permanent equity to mezzanine equity. As of March 31, 2021, the if-converted value of the 1.25% 2025 Debentures exceeded its principal amount by $319.6 million.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The 1.5% 2035 Debentures were convertible as of March 31, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending March 31, 2021. As a result, the holders of our 1.5% 2035 Debentures have the right to convert all or any portion of their debentures between April 1, 2021 and June 30, 2021. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through March 31, 2021. As of March 31, 2021, the net carrying amount of the 1.5% 2035 Debentures was included within the current portion of long-term debt, and $5.9 million has been reclassified from permanent equity to mezzanine equity. As of March 31, 2021, the if-converted value of the 1.5% 2035 Debentures exceeded its principal amount by $254.1 million. Subsequent to the balance sheet date, holders of our 1.5% 2035 Debentures submitted conversion notices with a total value of approximately $118.3 million.
Revolving Credit Facility
On July 31, 2020, we amended our revolving credit agreement (the "Amended Revolving Credit Agreement") to, among other things, extend the expiration from April 15, 2021 to April 15, 2022. The Amended Revolving Credit Agreement provided for aggregate borrowing commitments of $242.5 million (the "Revolving Credit Facility"), including the revolving facility loans, the swingline loans and issuance of letters of credit. The borrowing outstanding under the Revolving Credit Facility bore interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility was secured by substantially all our assets. The Revolving Credit Agreement contained customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. At any time that there were any outstanding borrowings (excluding up to $25,000,000 of issued and undrawn Letters of Credit) under the Revolving Credit Facility, we were required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the Revolving Credit Agreement) not exceeding 4.00 to 1.00.
On February 4, 2021, we entered into a new revolving credit agreement (the "New Revolving Credit Agreement"), which replaced the existing Amended Revolving Credit Agreement. The New Revolving Credit Agreement expires February 4, 2026, and has an aggregate borrowing commitment of $300.0 million, including revolving loans and letters of credit (the "New Revolving Credit Facility"). The New Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The New Revolving Credit

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Facility is secured by substantially all our assets and substantially all assets of certain of our domestic subsidiaries that guarantee our obligations under the New Revolving Credit Agreement. The New Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, we are required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the New Revolving Credit Agreement) not exceeding 4.00 to 1.00. We were in compliance with all the debt covenants as of March 31, 2021.
As of March 31, 2021, after taking into account the outstanding letters of credit of $2.2 million, we had $297.8 million available for borrowing under the New Revolving Credit Facility.
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
We did not repurchase any shares of our common stock for the three and six months ended March 31, 2021. We repurchased 3.8 million shares of our common stock for $76.8 million for the three months ended March 31, 2020 and 9.5 million shares of our common stock for $169.2 million for the six months ended March 31, 2020. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. As of March 31, 2021, approximately $261.2 million remained available for future repurchases under the program.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Net Income (Loss) Per Share
The following table sets forth the computation for basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income (loss) from continuing operations	$12,734	$(26,483)	$19,688	$17,141
Net (loss) income from discontinued operations	(16,368)	6,477	(8,427)	11,538
Net (loss) income	$(3,634)	$(20,006)	$11,261	$28,679

Denominator:
Weighted average common shares outstanding — basic	285,284	282,576	284,545	283,366
Dilutive effect of convertible instruments	27,041	—	24,339	—
Dilutive effect of employee stock compensation plans(a)	7,787	—	8,276	4,848
Weighted average common shares outstanding — diluted	320,112	282,576	317,160	288,214

Net income (loss) per common share - basic:
Continuing operations	$0.04	$(0.09)	$0.07	$0.06
Discontinued operations	(0.05)	0.02	(0.03)	0.04
Total net (loss) income per basic common share	$(0.01)	$(0.07)	$0.04	$0.10

Net income (loss) per common share - diluted:
Continuing operations	$0.04	$(0.09)	$0.06	$0.06
Discontinued operations	(0.05)	0.02	(0.03)	0.04
Total net (loss) income per diluted common share	$(0.01)	$(0.07)	$0.03	$0.10

Anti-dilutive equity instruments excluded from the calculation	38	73	19	39
Contingently issuable awards excluded from the calculation	—	2,113	—	1,706
(a)Certain performance-based awards were excluded from the determination of dilutive net income (loss) per share as the conditions were not met at the end of the reporting period.
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
As of March 31, 2021, we had 11.4 million shares available for future grants under the 2020 Stock Plan and the Amended and Restated 2000 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity upon issuance.
The amounts included in the consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Cost of hosting and professional services	$6,842	$5,800	$13,405	$10,777
Cost of product and licensing	102	129	177	258
Cost of maintenance and support	419	447	845	840
Research and development	8,732	8,304	17,172	16,744
Sales and marketing	8,558	7,798	17,501	14,823
General and administrative	10,223	9,656	20,682	19,094
Total	$34,876	$32,134	$69,782	$62,536
Stock Options
The table below summarizes activities related to stock options for the six months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
Outstanding at September 30, 2020	9,355	$17.18
Outstanding at March 31, 2021	9,355	$17.18	1.1 years	$0.2	million
Exercisable at March 31, 2021	9,355	$17.18	1.1 years	$0.2	million
Exercisable at March 31, 2020	9,978	$17.18	2.1 years	$—	million
(a)The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of March 31, 2021 ($43.64) over the exercise price of the underlying options.
The aggregate intrinsic values of stock options exercised during the six months ended March 31, 2021 and 2020 were de minimis.
Restricted Units
Restricted units are not included in issued and outstanding common stock until the units are vested and underlying shares are released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the six months ended March 31, 2021:

	Number of Shares Underlying Restricted Units — Performance-Based Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2020	2,620,120	7,157,649
Granted	665,977	2,041,041
Earned/released	(301,870)	(3,125,292)
Forfeited	(137,340)	(242,360)
Outstanding at March 31, 2021	2,846,887	5,831,038
Weighted average remaining recognition period of outstanding Restricted Units	1.3 years	1.6 years
Unrecognized stock-based compensation expense of outstanding Restricted Units	$26.5 million	$75.3 million
Aggregate intrinsic value of outstanding Restricted Units (a)	$124.2 million	$254.5 million
(a)The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of March 31, 2021 ($43.64) over the purchase price of the underlying restricted units.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Six Months Ended March 31,
	2021	2020
Weighted-average grant-date fair value per share	$37.75	$17.52
Total intrinsic value of shares vested (in millions)	$133.6	$106.4
Performance-based restricted units outstanding as of March 31, 2021 include performance goals based on total shareholder return relative to our peers during the performance period. The awards actually earned will be up to two hundred percent of the target number of the performance-based restricted units. Compensation expense is recorded ratably over the performance period of the award based on the grant date fair value as determined using a Monte Carlo simulation model. Below is a summary of key assumptions of the valuation:

	Six Months Ended March 31,
	2021	2020
Dividend yield	0.0%	0.0%
Expected volatility	34.95%	27.73% - 28.24%
Risk-free interest rate	0.21%	1.40% - 1.62%
Expected term (in years)	3.00	2.72 - 3.00
15. Income Taxes
The components of income (loss) before income taxes from continuing operations are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Domestic	$11,893	$(26,561)	$6,898	$(29,983)
Foreign	5,664	13,950	19,916	19,699
Income (loss) before income taxes	$17,557	$(12,611)	$26,814	$(10,284)
The components of provision (benefit) for income taxes from continuing operations are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Domestic	$(1,615)	$4,450	$(4,507)	$(38,695)
Foreign	6,438	9,422	11,633	11,270
Provision (benefit) for income taxes	$4,823	$13,872	$7,126	$(27,425)
Effective tax rate	27.5%	(110.0)%	26.6%	266.7%
The effective income tax rate is based upon the income for the year, the geographic mix of our income, the composition of the income in different countries, changes relating to valuation allowances and the potential tax consequences of resolving audits or other tax contingencies.
Our effective income tax rate was 27.5% for the three months ended March 31, 2021, compared to (110.0)% for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States and a foreign uncertain tax position reserve.
Our effective income tax rate was 26.6% for the six months ended March 31, 2021, compared to 266.7% for the six months ended March 31, 2020. The effective tax rate for the six months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States. The effective tax rate for the six months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation Allowances
As of March 31, 2021 and September 30, 2020, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. The company continues to believe its negative evidence outweighs its positive evidence after considering recent profitability trends and the disposition of the medical transcription and EHR implementation businesses. The Company continues to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of March 31, 2021, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
16. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 "Contingencies". If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and the estimates are based only on the information available at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. As of March 31, 2021, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
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
17. Operating Leases
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
As of March 31, 2021, our operating leases had a weighted average remaining lease term of 4.4 years and a weighted average discount rate of 3.8%.
Future lease payments under operating leases as of March 31, 2021 were as follows (dollars in thousands):

Fiscal Year	Operating Leases	Operating leases under restructuring	Total
2021	$13,177	$2,436	$15,613
2022	22,962	4,086	27,048
2023	16,343	3,707	20,050
2024	14,059	2,271	16,330
2025	10,483	1,346	11,829
Thereafter	43,510	1,843	45,353
Total	$120,534	$15,689	$136,223
As of March 31, 2021, we have subleased certain office space that is included in the above table to third parties. As of March 31, 2021, the aggregate sublease income to be recognized during the remaining lease terms is $11.0 million, with approximately an average of $1.8 million annually for each of the next five fiscal years and approximately $2.2 million thereafter.
Our operating lease cost was approximately $6.9 million and $14.1 million for the three and six months ended March 31, 2021, respectively, and $7.7 million and $15.5 million for the three and six months ended March 31, 2020, respectively. Operating lease payments included within operating cash flows were $6.9 million and $14.6 million for the three and six months ended March 31, 2021, respectively, and $8.5 million and $16.1 million for the three and six months ended March 31, 2020, respectively.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As more fully described in Note 4, on November 17, 2020, we entered into the Agreement to sell the Business, comprised of our medical transcription and EHR implementation businesses. Effective the first quarter of fiscal year 2021, the results of operations of the Business are included within discontinued operations for all periods presented. Our Healthcare segment revenue and segment profit for the historical periods have been recast to reflect the forementioned change.
We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to Income (loss) before income taxes (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Segment revenues:
Healthcare	$211,892	$170,982	$411,224	$384,792
Enterprise	129,997	137,445	269,149	275,918
Other	5,088	7,709	12,357	17,024
Total segment revenues	$346,977	$316,136	$692,730	$677,734
Less: acquisition-related revenues adjustments	—	(212)	—	(301)
Total revenues	$346,977	$315,924	$692,730	$677,433
Segment profit:
Healthcare	$85,226	$53,276	$160,038	$126,990
Enterprise	32,627	38,043	74,095	79,810
Other	2,429	3,833	7,400	8,948
Total segment profit	$120,282	$95,152	$241,533	$215,748
Corporate expenses and other, net	(25,723)	(28,671)	(56,838)	(59,119)
Acquisition-related revenues	—	(212)	—	(301)
Stock-based compensation	(34,876)	(32,134)	(69,782)	(62,536)
Amortization of intangible assets	(15,683)	(15,087)	(30,476)	(30,845)
Acquisition-related costs, net	(1,669)	(1,678)	(1,994)	(2,898)
Restructuring and other charges, net	(2,479)	(6,176)	(11,045)	(12,859)
Other expenses, net	(22,295)	(23,805)	(44,584)	(57,474)
Income (loss) before income taxes	$17,557	$(12,611)	$26,814	$(10,284)
No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
United States	$277,965	$246,161	$550,563	$543,536
International	69,012	69,763	142,167	133,897
Total revenues	$346,977	$315,924	$692,730	$677,433

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(Dollars in thousands)
Interest paid	$247	$1,137	$21,334	$27,829
Income taxes paid	$5,048	$10,768	$7,786	$12,383
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
21. Subsequent Events
On April 11, 2021, we entered into the Merger Agreement with Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction valued at approximately $19.7 billion, inclusive of Nuance's net debt. Pursuant to the Merger Agreement, following consummation of the Merger Nuance will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The transaction is currently intended to close by December 31, 2021. Consummation of the Merger is subject to certain conditions, including the receipt of the necessary approval from our stockholders, the satisfaction of certain regulatory approvals and other customary closing conditions.

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements include predictions regarding:
•potential disruption to our business caused by the proposed acquisition of us by Microsoft;
•our ability to complete the Merger in a timely manner or at all;
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
•Discontinued Operations. On November 17, 2020, we entered into a definitive agreement to sell the Business, comprised of our medical transcription and EHR implementation businesses. On March 1, 2021, we completed the sale of the Business and received proceeds of approximately $29.8 million, subject to certain customary post-closing adjustments. For all periods presented, the Businesses' results of operations have been included within discontinued operations in our condensed consolidated financial statements.
Acquisition of Nuance Communications, Inc. by Microsoft Corporation
On April 11, 2021, we entered into a Merger Agreement with Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction valued at approximately $19.7 billion, inclusive of Nuance's net debt. Pursuant to the Merger Agreement, following consummation of the Merger Nuance will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Microsoft a termination fee of $515.0 million (including in connection with our entry into an agreement with respect to a Superior Proposal, as defined in the Merger Agreement, if certain conditions are met). The consummation of the Merger remains subject to customary closing conditions including approval of the Merger Agreement by our stockholders, satisfaction of certain regulatory approvals and other customary closing conditions, but it is currently intended to close by December 31, 2021.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement and other relevant materials in connection with the transaction that we will file with the SEC and which will contain important information about Nuance and the Merger.
Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income (loss), gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of key financial metrics for the six months ended March 31, 2021, as compared to the six months ended March 31, 2020, is as follows:
•Total revenues were $692.7 million for the six months ended March 31, 2021, as compared to $677.4 million for the six months ended March 31, 2020;
•Net income from continuing operations for the six months ended March 31, 2021 was $19.7 million, compared to net income from continuing operations of $17.1 million for the six months ended March 31, 2020;
•Gross margins for the six months ended March 31, 2021 were 62.7%, compared to 59.6% for the six months ended March 31, 2020;
•Operating margins for the six months ended March 31, 2021 were 10.3%, compared to 7.0% for six months ended March 31, 2020; and

•Operating cash flows from continuing operations increased by $27.0 million to $142.5 million for the six months ended March 31, 2021, compared to $115.5 million for the six months ended March 31, 2020.
RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Hosting and professional services	$198.0	$182.1	$15.8	8.7%
Product and licensing	85.8	69.6	16.2	23.4%
Maintenance and support	63.2	64.2	(1.0)	(1.6)%
Total revenues	$347.0	$315.9	$31.1	9.8%

United States	$278.0	$246.2	$31.8	12.9%
International	69.0	69.8	(0.8)	(1.1)%
Total revenues	$347.0	$315.9	$31.1	9.8%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Hosting and professional services	$393.8	$356.1	$37.7	10.6%
Product and licensing	171.8	194.6	(22.7)	(11.7)%
Maintenance and support	127.1	126.8	0.3	0.2%
Total revenues	$692.7	$677.4	$15.3	2.3%

United States	$550.6	$543.5	$7.0	1.3%
International	142.2	133.9	8.3	6.2%
Total revenues	$692.7	$677.4	$15.3	2.3%
The geographic split was 80% of total revenues in the United States and 20% internationally for the three months ended March 31, 2021, as compared to 78% of total revenues in the United States and 22% internationally for the three months ended March 31, 2020.
The geographic split was 79% of total revenues in the United States and 21% internationally for the six months ended March 31, 2021, as compared to 80% of total revenues in the United States and 20% internationally for the six months ended March 31, 2020.
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

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Hosting revenue	$171.9	$151.8	$20.2	13.3%
Professional services revenue	26.0	30.4	(4.3)	(14.3)%
Hosting and professional services revenue	$198.0	$182.1	$15.8	8.7%
As a percentage of total revenue	57.1%	57.7%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Hosting revenue	$339.3	$298.1	$41.1	13.8%
Professional services revenue	54.5	57.9	(3.4)	(5.9)%
Hosting and professional services revenue	$393.8	$356.1	$37.7	10.6%
As a percentage of total revenue	56.8%	52.6%
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Hosting revenue for the three months ended March 31, 2021 increased by $20.2 million, or 13.3%, primarily due to a $25.4 million increase in Healthcare. Healthcare hosting revenue increased primarily due to the growth in our Dragon Medical Cloud solutions and our continued transition from a license model to a cloud based model. As a percentage of total revenue, hosting revenue increased from 48.0% to 49.6% for the three months ended March 31, 2021.
Professional services revenue for the three months ended March 31, 2021 decreased by $4.3 million, or 14.3%, primarily due to a $3.0 million decrease in Enterprise. Enterprise professional services revenue decreased primarily due to a decrease in professional services related to the voice engagement suite of products. As a percentage of total revenue, professional services revenue decreased from 9.6% to 7.5% for the three months ended March 31, 2021.
Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020
Hosting revenue for the six months ended March 31, 2021 increased by $41.1 million, or 13.8%, primarily due to a $48.0 million increase in Healthcare. Healthcare hosting revenue increased primarily due to the growth in our Dragon Medical Cloud solutions and our continued transition from a license model to a cloud based model. As a percentage of total revenue, hosting revenue increased from 44.0% to 49.0% for the six months ended March 31, 2021.
Professional services revenue for the six months ended March 31, 2021 decreased by $3.4 million, or 5.9%, primarily due to the decrease in professional services related to the voice engagement suite of products. As a percentage of total revenue, professional services revenue decreased from 8.6% to 7.9% for the six months ended March 31, 2021.
Product and Licensing Revenue
Product and licensing revenue primarily consist of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Product and licensing revenue	$85.8	$69.6	$16.2	23.4%
As a percentage of total revenue	24.7%	22.0%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Product and licensing revenue	$171.8	$194.6	$(22.7)	(11.7)%
As a percentage of total revenue	24.8%	28.7%
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Product and licensing revenue for the three months ended March 31, 2021 increased by $16.2 million, or 23.4%, primarily due to an $18.1 million increase in Healthcare. Healthcare product and licensing revenue increased primarily due to a non-strategic legacy term license contract. As a percentage of total revenue, product and licensing revenue increased from 22.0% to 24.7% for the three months ended March 31, 2021.
Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020
Product and licensing revenue for the six months ended March 31, 2021 decreased by $22.7 million, or 11.7%, primarily due to a $19.0 million decrease in Healthcare. Healthcare product and licensing revenue decreased primarily due to a non-strategic legacy term license contract. Also contributing to the decrease is the continued transition from a license model to a cloud based model within our Healthcare segment. As a percentage of total revenue, product and licensing revenue decreased from 28.7% to 24.8% for the six months ended March 31, 2021.
Maintenance and Support Revenue
Maintenance and support revenue primarily consist of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Maintenance and support revenue	$63.2	$64.2	$(1.0)	(1.6)%
As a percentage of total revenue	18.2%	20.3%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Maintenance and support revenue	$127.1	$126.8	$0.3	0.2%
As a percentage of total revenue	18.3%	18.7%
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Maintenance and support revenue for the three months ended March 31, 2021 decreased by $1.0 million, or 1.6%, primarily driven by the continued transition from software sold with maintenance and support to cloud-based solutions in Healthcare. As a percentage of total revenue, maintenance and support revenue decreased from 20.3% to 18.2% for the three months ended March 31, 2021.
Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020
Maintenance and support revenue for the six months ended March 31, 2021 increased by $0.3 million, or 0.2%, primarily due to an increased volume in digital engagement and security biometrics license transactions in Enterprise.
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

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Cost of hosting and professional services revenue	$106.0	$100.4	$5.6	5.6%
As a percentage of professional services and hosting revenue	53.5%	55.1%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Cost of hosting and professional services revenue	$211.6	$201.7	$9.9	4.9%
As a percentage of professional services and hosting revenue	53.7%	56.7%

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Cost of hosting and professional services revenue for the three months ended March 31, 2021 increased by $5.6 million, or 5.6%, primarily driven by increased employee headcount to support the continued growth and expansion of our cloud-based solutions. Gross margin increased by 1.6 percentage points primarily due to the growth in Dragon Medical cloud-based solution, which is margin accretive.
Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020
Cost of hosting and professional services revenue for the six months ended March 31, 2021 increased by $9.9 million, or 4.9%, primarily driven by increased employee headcount to support the continued growth and expansion of our cloud-based solutions. Gross margin increased by 2.9 percentage points primarily due to the growth in Dragon Medical cloud-based solution, which is margin accretive.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Cost of product and licensing revenue	$8.5	$9.1	$(0.6)	(6.9)%
As a percentage of product and licensing revenue	9.9%	13.1%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Cost of product and licensing revenue	$22.9	$43.0	$(20.2)	(46.8)%
As a percentage of product and licensing revenue	13.3%	22.1%
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Cost of product and licensing revenue for the three months ended March 31, 2021 decreased by $0.6 million, or 6.9%. Gross margin increased by 3.2 percentage points, primarily due to higher licensing revenue on relatively flat licensing costs in Enterprise.
Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020
Cost of product and licensing revenue for the six months ended March 31, 2021 decreased by $20.2 million, or 46.8%. Gross margin increased by 8.8 percentage points year-over-year. The decrease in cost and increase in gross margin were primarily due to higher royalty costs related to a legacy term license transaction in Healthcare for the first quarter of fiscal year 2021.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Cost of maintenance and support revenue	$7.3	$8.0	$(0.7)	(9.3)%
As a percentage of maintenance and support revenue	11.5%	12.5%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Cost of maintenance and support revenue	$14.8	$15.9	$(1.1)	(7.1)%
As a percentage of maintenance and support revenue	11.6%	12.5%

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Cost of maintenance and support revenue for the three months ended March 31, 2021 decreased by $0.7 million, or 9.3%, primarily due to the continued transition from license transactions with maintenance and support to cloud-based solutions in Healthcare. Gross margins increased by 1.0 percentage points primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.
Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020
Cost of maintenance and support revenue for the six months ended March 31, 2021 decreased by $1.1 million, or 7.1%, primarily due to the continued transition from license transactions with maintenance and support to cloud-based solutions in Healthcare. Gross margins increased by 0.9 percentage points primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.
Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows R&D expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Research and development expense	$59.5	$56.1	$3.4	6.1%
As a percentage of total revenue	17.1%	17.8%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Research and development expense	$116.0	$110.7	$5.3	4.8%
As a percentage of total revenue	16.7%	16.3%
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
R&D expense increased by $3.4 million, or 6.1%, primarily due to a higher employee headcount as we continued to invest in our core technologies to power new products and solutions.
Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020
R&D expense increased by $5.3 million, or 4.8%, primarily due to a higher employee headcount as we continued to invest in our core technologies to power new products and solutions.
Sales and Marketing Expense
Sales and marketing expense include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Sales and marketing expense	$70.3	$70.2	$0.2	0.2%
As a percentage of total revenue	20.3%	22.2%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Sales and marketing expense	$135.7	$136.0	$(0.2)	(0.2)%
As a percentage of total revenue	19.6%	20.1%
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Sales and marketing expense for the three months ended March 31, 2021 increased by $0.2 million, or 0.2%, primarily due to our investment in sales force to support new products and solutions.
Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020
Sales and marketing expense for the six months ended March 31, 2021 decreased by $0.2 million, or 0.2%, primarily due to lower traveling and entertainment expenses, mostly offset by our investment in sales force to support new products and solutions.
General and Administrative Expense
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
General and administrative expense	$35.8	$38.0	$(2.3)	(6.0)%
As a percentage of total revenue	10.3%	12.0%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
General and administrative expense	$76.9	$76.4	$0.5	0.7%
As a percentage of total revenue	11.1%	11.3%
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
G&A expense decreased by $2.3 million, or 6.0%, primarily driven by decreases in professional services costs due to our cost savings initiatives, and lower traveling and entertainment expenses.
Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020
G&A expense increased by $0.5 million, or 0.7%, primarily driven by increases in compensation and professional services costs, offset in part by lower traveling and entertainment expenses.
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

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Cost of revenue	$4.9	$6.6	$(1.6)	(24.8)%
Operating expenses	10.8	8.5	2.2	26.1%
Total amortization expense	$15.7	$15.1	$0.6	4.0%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Cost of revenue	$9.2	$13.1	$(3.9)	(30.0)%
Operating expenses	21.3	17.7	3.6	20.1%
Total amortization expense	$30.5	$30.8	$(0.4)	(1.2)%
The increases in the three months ended March 31, 2021 of total amortization of intangible assets was primarily due to the amortization of acquired technology assets from the recent acquisition. The decrease in six months ended March 31, 2021 of total amortization of intangible assets was primarily due to the certain intangible assets having been fully amortized or written off during fiscal year 2021.
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

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Transition and integration costs	$1.1	$1.4	$(0.2)	(16.4)%
Professional service fees	0.5	0.3	0.2	68.9%
Total Acquisition-related costs, net	$1.7	$1.7	$—	(0.5)%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Transition and integration costs	$1.2	$2.8	$(1.6)	(57.0)%
Professional service fees	0.8	0.1	0.7	887.3%
Total Acquisition-related costs, net	$2.0	$2.9	$(0.9)	(31.2)%
The decrease in acquisition-related cost, net for the three and six months ended March 31, 2021, as compared to prior-year periods, was primarily due to overall reduced acquisition and integration activities as we focus on portfolio optimization and organizational simplification.

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

	Three Months Ended March 31,
	2021					2020
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$702	$114	$816	$—	$816	$353	$248	$601	$—	$601
Enterprise	82	2,732	2,814	—	2,814	233	213	446	—	446
Other	—	139	139	—	139	—	54	54	—	54
Corporate	323	18	341	(1,631)	(1,290)	683	883	1,566	3,509	5,075
Total	$1,107	$3,003	$4,110	$(1,631)	$2,479	$1,269	$1,398	$2,667	$3,509	$6,176

	Six Months Ended March 31,
	2021					2020
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$3,334	$681	$4,015	$—	$4,015	$1,629	$1,775	$3,404	$—	$3,404
Enterprise	1,264	5,204	6,468	—	6,468	1,537	718	2,255	—	2,255
Other	—	168	168	—	168	—	(311)	(311)	—	(311)
Corporate	1,298	21	1,319	(925)	394	1,016	351	1,367	6,144	7,511
Total	$5,896	$6,074	$11,970	$(925)	$11,045	$4,182	$2,533	$6,715	$6,144	$12,859

Fiscal Year 2021
For the six months ended March 31, 2021, we recorded restructuring charges of $12.0 million, which included $5.9 million related to the termination of approximately 79 employees and $6.1 million of charges related to closing certain idle facilities. Of these amounts, $4.1 million was recorded for the three months ended March 31, 2021, which included $1.1 million related to the termination of approximately 22 employees and $3.0 million charge related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the geographic footprint of our offices and facilities. We expect the remaining outstanding severance of $1.6 million to be substantially paid during fiscal year 2021, and the remaining $16.8 million lease payments to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the six months ended March 31, 2021, we recorded $0.9 million for professional service receipts related to other corporate initiatives, of which we recorded $1.6 million during the three months ended March 31, 2021.
Fiscal Year 2020
For the six months ended March 31, 2020, we recorded restructuring charges of $6.7 million, which included $4.2 million related to the termination of approximately 51 employees and $2.5 million related to certain restructuring facilities. Of these amounts, $2.7 million was recorded for the three months ended March 31, 2020, which included $1.3 million related to the termination of approximately 14 employees and $1.4 million related to certain restructuring facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the six months ended March 31, 2020, we recorded $4.2 million of costs related to the separation of our Automotive business and $2.0 million related to the impairment of a right-of-use asset of a restructuring facility, offset in part by a $0.1 million cash receipt from insurance claims related to a malware incident that occurred in the third quarter of fiscal year 2017 (the "2017 Malware Incident"). Of these amounts, we recorded $1.4 million costs related to the separation of our Automotive business, $2.0 million related to the impairment of a right-of-use asset of a restructuring facility, and a $0.1 million cash expense from insurance claims related to the 2017 Malware Incident for the three months ended March 31, 2020. The $2.0 million impairment charge for the three and six months ended March 31, 2020 was related to a restructuring facility as we re-assessed the timing and fees of the assumed sublease as a result of the COVID-19 pandemic.

Other Income (Expense), Net
A summary is as follows (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Interest income	$0.2	$1.5	$(1.3)	(88.4)%
Interest expense	(23.1)	(23.6)	0.6	(2.4)%
Other income (expense), net	0.6	(1.7)	2.3	(134.5)%
Total other expense, net	$(22.3)	$(23.8)	$1.5	(6.3)%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Interest income	$0.4	$3.7	$(3.3)	(89.1)%
Interest expense	(46.1)	(47.4)	1.4	(2.9)%
Other income (expense), net	1.1	(13.7)	14.8	(107.9)%
Total other expense, net	$(44.6)	$(57.5)	$12.9	(22.4)%
Interest income for the three and six months ended March 31, 2021 decreased primarily due to lower yields and decreases in cash and marketable securities for the current year period.
Interest expense for the three and six months ended March 31, 2021 decreased as we repaid $300.0 million of the 2024 Senior Notes in October 2019. We also repurchased $123.8 million notional amounts of the 1.25% and 1.5% Convertible Debentures during the second quarter of fiscal year 2020.
Other income, net for the three and six months ended March 31, 2021 decreased primarily due to losses on redemption and repurchases of debt in the second quarter of fiscal year 2020.
Provision (Benefit) for Income Taxes
The following table shows the provision (benefit) for income taxes on continuing operations and the effective income tax rate (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Provision for income taxes	$4.8	$13.9	$(9.0)	(65.2)%
Effective income tax rate	27.5%	(110.0)%

	Six Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Provision (benefit) for income taxes	$7.1	$(27.4)	$34.6	(126.0)%
Effective income tax rate	26.6%	266.7%
The effective income tax rate is based upon the income for the year, the geographic mix of our income, the composition of the income in different countries, changes relating to valuation allowances and the potential tax consequences of resolving audits or other tax contingencies.
Our effective income tax rate was 27.5% for the three months ended March 31, 2021, compared to (110.0)% for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States and a foreign uncertain tax position reserve.
Our effective income tax rate was 26.6% for the six months ended March 31, 2021, compared to 266.7% for the six months ended March 31, 2020. The effective tax rate for the six months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States. The effective tax rate for the six months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States.
Valuation Allowances
As of March 31, 2021 and September 30, 2020, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. The company continues to believe its negative evidence outweighs its positive evidence after considering recent profitability trends and the disposition of the medical transcription and EHR implementation businesses. The Company continues to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of March 31, 2021, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
Net (Loss) Income from Discontinued Operations
Disposition of Our Medical Transcription and EHR Implementation businesses
On November 17, 2020, we entered into the Agreement to sell the Business, comprised of our medical transcription and EHR implementation businesses to Assured Healthcare Partners and Aeries Technology Group (together, the “Buyer”). Pursuant to the Agreement, we sold and transferred, and the Buyer purchased and acquired, (a) the shares of certain subsidiaries through which we operate a portion of the Business and (b) certain assets used in or related to the Business; and the Buyer assumed certain liabilities related to such assets of the Business, subject to certain exclusions and indemnities as set forth in the Agreement.
On March 1, 2021, we completed the sale of the Business and received approximately $29.8 million in cash, subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a loss of $12.5 million, which is included within net (loss) income from discontinued operations. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, will have a material impact on our results of operations.
For all periods presented, the Businesses' results of operations have been included within discontinued operations in our condensed consolidated financial statements.

SEGMENT ANALYSIS
The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended March 31,		Change	Percent Change
	2021	2020
Segment Revenues (a):
Healthcare	$211.9	$171.0	$40.9	23.9%
Enterprise	130.0	137.4	(7.4)	(5.4)%
Other	5.1	7.7	(2.6)	(34.0)%
Total segment revenues	$347.0	$316.1	$30.8	9.8%
Less: acquisition related revenues adjustments	—	(0.2)	0.2	(100.0)%
Total revenues	$347.0	$315.9	$31.1	9.8%
Segment Profit:
Healthcare	$85.2	$53.3	$32.0	60.0%
Enterprise	32.6	38.0	(5.4)	(14.2)%
Other	2.4	3.8	(1.4)	(36.6)%
Total segment profit	$120.3	$95.2	$25.1	26.4%
Segment Profit Margin:
Healthcare	40.2%	31.2%	9.1
Enterprise	25.1%	27.7%	(2.6)
Other	47.7%	49.7%	(2.0)
Total segment profit margin	34.7%	30.1%	4.6

	Six Months Ended March 31,		Change	Percent Change
	2021	2020
Segment Revenues (a):
Healthcare	$411.2	$384.8	$26.4	6.9%
Enterprise	269.1	275.9	(6.8)	(2.5)%
Other	12.4	17.0	(4.7)	(27.4)%
Total segment revenues	$692.7	$677.7	$15.0	2.2%
Less: acquisition related revenues adjustments	—	(0.3)	0.3	(100.0)%
Total revenues	$692.7	$677.4	$15.3	2.3%
Segment Profit:
Healthcare	$160.0	$127.0	$33.0	26.0%
Enterprise	74.1	79.8	(5.7)	(7.2)%
Other	7.4	8.9	(1.5)	(17.3)%
Total segment profit	$241.5	$215.7	$25.8	12.0%
Segment Profit Margin:
Healthcare	38.9%	33.0%	5.9
Enterprise	27.5%	28.9%	(1.4)
Other	59.9%	52.6%	7.3
Total segment profit margin	34.9%	31.8%	3.0
(a)Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.
Segment Revenues
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
•Healthcare segment revenue increased by $40.9 million, or 23.9%, driven primarily by the timing of non-strategic healthcare coding contract renewal with the government and growth in Dragon Medical cloud. Revenue from Dragon

Medical cloud and DAX cloud-based solutions increased by $20.6 million, or 30.5%, to $88.2 million for the three months ended March 31, 2021 from $67.6 million for the three months ended March 31, 2020, primarily due to the continued market penetration and customer transition of Dragon Medical One.
•Enterprise segment revenue decreased by $7.4 million, or 5.4%, primarily due to the timing of licensing transactions.
•Other segment revenue decreased by $2.6 million, or 34.0%, as we continue to wind down our Other segment.
Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020
•Healthcare segment revenue increased by $26.4 million, or 6.9%, driven primarily by growths in Dragon Medical cloud, offset in part by a decline in Coding business. Revenue from Dragon Medical cloud and DAX cloud-based solutions increased by $35.4 million, or 26.5%, to $168.8 million for the six months ended March 31, 2021 from $133.4 million for the six months ended March 31, 2020, primarily due to the continued market penetration and customer transition of Dragon Medical One.
•Enterprise segment revenue decreased by $6.8 million, or 2.5%, primarily due to the timing of licensing transactions.
•Other segment revenue decreased by $4.7 million, or 27.4%, as we continue to wind down our Other segment.
Segment Profit
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
•Healthcare segment profit increased by $32.0 million, or 60.0%, primarily driven by revenue growth in Dragon Medical cloud and revenue increases in the Coding business due to timing of non-strategic term license contracts. Segment profit margin increased by 9.1 percentage points to 40.2%, primarily driven by the growth in our Dragon Medical cloud-based solution, which is margin accretive.
•Enterprise segment profit decreased by $5.4 million, or 14.2%, as lower segment revenue was only partially offset by lower cost of sales and sales expenses. The decrease in sales expense was primarily due to lower compensation costs and traveling and entertainment expenses. Segment profit margin decreased by 2.6 percentage points to 25.1%, primarily due to lower segment revenues, offset in part by cost savings in cost of sales and operating expenses.
•Other segment profit decreased by $1.4 million, or 36.6%, as we continue to wind down our Other segment. Segment profit margin decreased by 2.0 percentage points to 47.7%.
Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020
•Healthcare segment profit increased by $33.0 million, or 26.0%, primarily driven by revenue growth in Dragon Medical cloud and revenue increases in the Coding business due to timing of non-strategic term license contracts. Segment profit margin increased by 5.9 percentage points to 38.9%, primarily driven by the growth in our Dragon Medical cloud-based solution, which is margin accretive.
•Enterprise segment profit decreased by $5.7 million, or 7.2%, as lower segment revenue was only partially offset by lower cost of sales and sales expenses. Segment profit margin decreased by 1.4 percentage points to 27.5%, primarily due to lower segment revenues, offset in part by cost savings in cost of sales and operating expenses.
•Other segment profit decreased by $1.5 million, or 17.3%, as we continue to wind down our Other segment. Segment profit margin increased by 7.3 percentage points to 59.9%.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $414.4 million as of March 31, 2021, an increase of $42.1 million from $372.3 million as of September 30, 2020. Our working capital, defined as total current assets less total current liabilities from continuing operations, was $(803.8) million as of March 31, 2021, compared to $(256.5) million as of September 30, 2020. Our working capital included $1,065.2 million and $432.2 million convertible debt as of March 31, 2021 and September 30, 2020, respectively. As of March 31, 2021, we had $297.8 million available for borrowing under our revolving credit facility. On February 4, 2021, we entered into the New Revolving Credit Agreement, which replaced our existing Amended Revolving Credit Agreement. The New Revolving Credit Agreement expires February 4, 2026, and increases the aggregate borrowing commitments to $300.0 million. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $54.0 million as of March 31, 2021 and $60.9 million as of September 30, 2020. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.
Disposition of Our Medical Transcription and EHR Implementation Businesses
In connection with our ongoing comprehensive portfolio and business review, on November 17, 2020, we entered into a definitive agreement to sell our medical transcription and EHR implementation businesses.
On March 1, 2021, we completed the sale of the Business and received approximately $29.8 million in cash, subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a loss of $12.5 million, which is included within Net income from discontinued operations. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, will have a material impact on our results of operations.
Convertible Debentures
During the second quarter of fiscal year 2021, our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for each of our convertible debentures for at least 20 trading days during the 30 consecutive trading days ending March 31, 2021. As a result, the holders of our 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between April 1, 2021 and June 30, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. All three convertible notes with a total net book value of $1.07 billion was included within current liabilities as of March 31, 2021.
Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash, and any amount payable in excess of the principal amount would be paid in cash or shares of our common stock at our election. Although the holders of our 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures previously had the right to convert their debentures between January 1, 2021 and March 31, 2021 as our common stock price exceeded 130% of the applicable conversion price for these debentures for at least 20 trading days during the 30 consecutive trading days ending December 31, 2020, there were no material exercises of the conversion rights during the second quarter ended March 31, 2021. Subsequent to the balance sheet date, holders of our 1.5% 2035 Debentures submitted conversion notices with a total value of approximately $118.3 million.
Our convertible debentures are actively traded in the open market. The 1.25% 2025 Debentures trade at a price consistently in excess of their conversion values. Therefore, we believe that it is uneconomic, and thus unlikely, for the holders of the 1.25% 2025 Debentures to early exercise their conversion rights. In the event that holders of any of our debentures presented an amount for settlement that exceeded our then available sources of liquidity, we may need to obtain additional financing, which we believe would be available to us based upon our assessment of the prevailing market and business conditions and our experience of successful capital raising activities.
Net Cash Provided by Operating Activities
Cash provided by operating activities for the six months ended March 31, 2021 was $149.6 million, an increase of $8.2 million from $141.4 million cash provided for the six months ended March 31, 2020. The increase was primarily due to:
•An increase of $24.2 million in cash provided due to favorable changes in working capital, primarily due to the timing of cash collections and cash payments; and
•An increase of $28.4 million in cash provided due to higher income before non-cash charges; offset in part by,
•A decrease of $25.6 million in cash provided from changes in deferred revenue. Deferred revenue had a negative effect of $1.0 million on operating cash flows for the six months ended March 31, 2021, as compared to a positive effect of $24.6 million for the six months ended March 31, 2020; and

•A decrease of $18.8 million in cash flows from discontinued operations.
Net Cash (Used in) Provided by Investing Activities
Cash used in investing activities for the six months ended March 31, 2021 was $68.0 million, a decrease of $114.2 million from $46.3 million cash provided for the six months ended March 31, 2020. The decrease was primarily due to:
•An increase of $1.5 million in cash used for capital expenditures; and
•An increase of $45.2 million in cash used for payments for business and asset acquisitions; and
•A decrease of $76.6 million in net proceeds from the sale and purchase of marketable securities and other investments; and
•A decrease of $0.8 million in cash provided by other investing activities; offset in part by,
•Net proceeds of $9.9 million from the sale of our medical transcription and EHR implementation businesses.
Net Cash Used in Financing Activities
Cash used in financing activities for the six months ended March 31, 2021 was $42.8 million, a decrease of $303.1 million from $345.9 million cash used for the six months ended March 31, 2020. The decrease was primarily due to:
•A decrease of $513.6 million in cash used for the repayment and redemption of debt; and
•A decrease of $169.2 million in cash used for share repurchases; offset in part by,
•A net contribution of $139.1 million from Cerence in connection with the spin-off of our Automotive business during the first quarter of fiscal year 2020; and
•A decrease of $230.0 million in proceeds from the revolving credit facility; and
•An increase of $12.5 million in cash used for payments for taxes related to net share settlement of equity awards.
Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 11 to the accompanying condensed consolidated financial statements.
As of March 31, 2021, we were in compliance with all the debt covenants. We may from time to time, depending on market and business conditions, repurchase outstanding debt in the open market or by private negotiation. We expect to incur cash interest payments of approximately $20.8 million for the remainder of fiscal year 2021, based on the stated yields and the outstanding debt principals as of March 31, 2021. We expect to fund our debt service requirements through existing sources of liquidity and our operating cash flows.
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
We did not repurchase any shares of our common stock for the three and six months ended March 31, 2021. We repurchased 3.8 million shares of our common stock for $76.8 million for the three months ended March 31, 2020 and 9.5 million shares of our common stock for $169.2 million for the six months ended March 31, 2020. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. As of March 31, 2021, approximately $261.2 million remained available for future repurchases under the program.
Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	Remainder of 2021	2022 and 2023	2024 and 2025	Thereafter
Convertible debentures (1)	$1,166.5	$1,166.5	$—	$—	$—
Senior notes (2)	500.0	—	—	—	500.0
Interest payable on long-term debt (3)	195.8	20.8	71.6	61.2	42.2
Letters of credit (4)	2.2	2.2	—	—	—
Lease obligations and other liabilities:
Operating leases (5)	120.5	13.2	39.3	24.5	43.5
Operating leases under restructuring	15.6	2.4	7.8	3.6	1.8
Purchase commitments for inventory, property and equipment (6)	121.7	38.5	83.2	—	—
Total contractual cash obligations	$2,122.3	$1,243.6	$201.9	$89.3	$587.5
(1)As of March 31, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between April 1, 2021 and June 30, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. As a result, these convertible debentures were treated as if they were due in fiscal year 2021.
(2)The repayment schedule reflects all the senior notes outstanding as of March 31, 2021.
(3)Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of March 31, 2021, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.
(4)Letters of credit are in place primarily to secure future operating lease payments.
(5)Obligations include contractual lease commitments related to facilities that have subsequently been subleased. As of March 31, 2021, we have subleased certain facilities with total sublease income of $11.0 million through fiscal year 2027.
(6)These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customer backlog.
Total unrecognized tax benefits as of March 31, 2021 were $59.4 million. We do not expect any significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of predetermined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of March 31, 2021, we may be required to pay the selling stockholders up to $3.0 million upon achieving specified performance goals, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. Additionally, as of March 31, 2021, the remaining deferred payment obligations of $16.2 million to certain former stockholders, which are contingent upon their continued employment, will be recognized ratably as compensation expense over the remaining requisite service periods.
Off-Balance Sheet Arrangements
Through March 31, 2021, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of March 31, 2021, we had not designated any contracts as fair value or cash flow hedges. The contracts generally have a maturity of less than 90 days. As of March 31, 2021, the notional contract amount of outstanding foreign currency exchange contracts was $25.0 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At March 31, 2021, we held approximately $414.4 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $4.1 million per annum, based on the balances of cash and cash equivalents and marketable securities as of March 31, 2021.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $43.64 as of March 31, 2021 (dollars in millions):

	March 31, 2021
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
1.5% 2035 Debentures	$482.3	$481.5	$47.2	$48.1
1.0% 2035 Debentures	$1,252.6	$1,223.9	$110.3	$122.4
1.25% 2025 Debentures	$597.7	$582.2	$52.8	$58.2
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
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
This information is included in Note 16, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
Item 1A. Risk Factors
Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2020 sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three and six months ended March 31, 2021. There have been no material changes in our risk factors from those disclosed in our Annual Report, except as described below.
Risks Relating to the Merger
The announcement and pendency of the Merger may result in disruptions to our business.
On April 11, 2021, we entered into the Merger Agreement with Microsoft and Merger Sub, pursuant to which we will be acquired by Microsoft in an all-cash transaction. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and restricts us, without Microsoft’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
Further, in connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger, and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.
The proposed Merger further could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Merger may place a significant burden on management and internal resources. It may also divert management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the pending Merger is consummated.
Any of the foregoing could adversely affect our business, our financial condition and our results of operations and prospects.
The Merger may not be completed within the intended timeframe, or at all, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
There can be no assurance that the Merger will be completed in the intended timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (i) adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (ii) the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (iii) the approval or clearance of the Merger under the antitrust and foreign investment laws of certain specified countries. There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be completed in a timely manner or at all. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on us.
If the Merger is not completed within the intended timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur. We may also experience negative reactions from our investors, customers, partners, suppliers, and employees. In addition, if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Microsoft a termination fee of $515,000,000 (including in connection with our entry into an agreement with respect to a Superior Proposal, as defined in the Merger Agreement, if certain conditions are met).
Stockholder litigation could prevent or delay the closing of the pending Merger or otherwise negatively impact our business, operating results and financial condition.
We may incur additional costs in connection with the defense or settlement of any future stockholder litigation in connection with the pending Merger. Such litigation may adversely affect our ability to complete the pending Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of obligations to our directors.
The Merger Agreement contains provisions that could discourage a potential competing acquirer.
Under the terms of the Merger Agreement, we have agreed not to solicit or encourage discussions with third parties regarding other proposals to acquire us and are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Merger Agreement. In the event that we receive a bona fide written acquisition proposal from a third party that our Board of Directors concludes in good faith is a Superior Proposal, we must notify Microsoft of such proposal and negotiate in good faith with Microsoft prior to effecting a change in the recommendation of our Board of Directors to our stockholders with respect to the pending Merger. The Merger Agreement also contains certain termination rights for both parties and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Microsoft a $515.0 million termination fee.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of Nuance from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the pending Merger.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2021 - January 31, 2021	—	—	—	$261.2 Million
February 1, 2021 - February 28, 2021	—	—	—	$261.2 Million
March 1, 2021 - March 31, 2021	—	—	—	$261.2 Million
Total	—		—
(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved additional $500.0 million under our share repurchase program. As of March 31, 2021, approximately $261.2 million remained available for future repurchases under the program.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger Agreement, dated as of April 11, 2021, by and among Nuance Communications, Inc., Microsoft Corporation and Big Sky Merger Sub Inc.	8-K	000-27038	2.1	4/13/2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	000-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	001-36056	3.4	11/7/2019
3.6	Bylaws Amendment.	8-K	000-27038	3.1	4/13/2021
10.1	Revolving Credit Agreement, dated February 4, 2021, among Nuance Communications, Inc., the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and the other parties named therein.	8-K	001-36056	10.1	2/8/2021
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101	The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.					X
104	The cover page of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on May 10, 2021.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer