Form 10-Q
period 2021-06-30
Nuance Communications, Inc.
filed 2021-08-06
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of July 31, 2021 was 314,521,767.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Hosting and professional services	$208,219	$185,555	$602,032	$541,623
Product and licensing	66,281	48,706	238,128	243,284
Maintenance and support	62,082	64,359	189,152	191,146
Total revenues	336,582	298,620	1,029,312	976,053
Cost of revenues:
Hosting and professional services	111,910	96,323	323,502	298,044
Product and licensing	4,994	10,269	27,869	53,302
Maintenance and support	7,766	7,330	22,525	23,213
Amortization of intangible assets	5,258	6,378	14,449	19,504
Total cost of revenues	129,928	120,300	388,345	394,063
Gross profit	206,654	178,320	640,967	581,990
Operating expenses:
Research and development	63,695	53,921	179,652	164,617
Sales and marketing	73,069	63,699	208,807	199,649
General and administrative	36,401	37,598	113,297	113,956
Amortization of intangible assets	10,713	8,554	31,998	26,273
Acquisition-related costs, net	699	758	2,693	3,656
Restructuring and other charges, net	17,247	1,871	28,292	14,730
Total operating expenses	201,824	166,401	564,739	522,881
Income from operations	4,830	11,919	76,228	59,109
Other income (expense):
Interest income	92	606	496	4,304
Interest expense	(18,638)	(23,680)	(64,706)	(71,124)
Other (expense) income, net	(16,973)	636	(15,893)	(13,092)
Loss before income taxes	(30,689)	(10,519)	(3,875)	(20,803)
(Benefit) provision for income taxes	(4,422)	(12,780)	2,704	(40,205)
Net (loss) income from continuing operations	(26,267)	2,261	(6,579)	19,402
Net income (loss) from discontinued operations	—	14,401	(8,427)	25,939
Net (loss) income	$(26,267)	$16,662	$(15,006)	$45,341

Net (loss) income per common share - basic:
Continuing operations	$(0.09)	$0.01	$(0.02)	$0.07
Discontinued operations	—	0.05	(0.03)	0.09
Total net (loss) income per basic common share	$(0.09)	$0.06	$(0.05)	$0.16

Net (loss) income per common share - diluted:
Continuing operations	$(0.09)	$0.01	$(0.02)	$0.07
Discontinued operations	—	0.05	(0.03)	0.09
Total net (loss) income per diluted common share	$(0.09)	$0.06	$(0.05)	$0.16

Weighted average common shares outstanding:
Basic	294,388	281,281	287,826	282,674
Diluted	294,388	287,852	287,826	288,096

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
	(In thousands)
Net (loss) income	$(26,267)	$16,662	$(15,006)	$45,341
Other comprehensive income (loss):
Foreign currency translation adjustment	4,850	6,909	14,985	(4,205)
Cerence Spin-off	—	—	—	12,331
Pension adjustments	36	—	(364)	2,007
Unrealized (loss) gain on marketable securities	(8)	486	(38)	(42)
Total other comprehensive income, net	4,878	7,395	14,583	10,091
Comprehensive (loss) income	$(21,389)	$24,057	$(423)	$55,432

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	September 30, 2020
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$235,757	$301,233
Marketable securities	65,157	71,114
Accounts receivable, less allowances for doubtful accounts of $9,952 and $8,649	171,008	175,583
Prepaid expenses and other current assets	211,402	152,563
Current assets, discontinued operations	—	35,492
Total current assets	683,324	735,985
Land, building and equipment, net	145,687	137,299
Goodwill	2,157,500	2,120,495
Intangible assets, net	141,396	167,270
Right-of-use assets	89,162	104,839
Other assets	250,458	248,414
Long-term assets, discontinued operations	—	79,030
Total assets	$3,467,527	$3,593,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$470,863	$432,209
Contingent and deferred acquisition payments	1,552	4,224
Accounts payable	85,765	71,833
Accrued expenses and other current liabilities	187,394	199,254
Deferred revenue	248,075	249,484
Current liabilities, discontinued operations	—	29,138
Total current liabilities	993,649	986,142
Long-term debt	494,665	1,104,464
Deferred revenue, net of current portion	105,534	98,696
Deferred tax liabilities	7,885	70,116
Operating lease liabilities	89,936	103,996
Other liabilities	80,903	64,597
Long-term liabilities, discontinued operations	—	21,388
Total liabilities	1,772,572	2,449,399

Commitments and contingencies (Note 16)

Mezzanine Equity	55,462	—

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 315,496 and 286,703 shares issued and 311,745 and 282,952 shares outstanding, respectively	315	287
Additional paid-in capital	2,046,523	1,550,568
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(103,335)	(117,918)
Accumulated deficit	(287,222)	(272,216)
Total stockholders’ equity	1,639,493	1,143,933
Total liabilities and stockholders’ equity	$3,467,527	$3,593,332

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2021

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at March 31, 2021	289,248	$289	$1,507,519	(3,751)	$(16,788)	$(108,213)	$(260,955)	$1,121,852
Issuance of common stock under employee stock plans	1,130	1	(1)	—	—	—	—	—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(486)	—	(25,762)	—	—	—	—	(25,762)
Stock-based compensation	—	—	20,906	—	—	—	—	20,906
Equity portion of convertible debt puttable	—	—	45,871	—	—	—	—	45,871
Redemption of Convertible Notes(a)	25,604	25	497,990	—	—	—	—	498,015
Net loss	—	—	—	—	—	—	(26,267)	(26,267)
Other comprehensive income	—	—	—	—	—	4,878	—	4,878
Balance on June 30, 2021	315,496	$315	$2,046,523	(3,751)	$(16,788)	$(103,335)	$(287,222)	$1,639,493
For the nine months ended June 30, 2021

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2020	286,703	$287	$1,550,568	(3,751)	$(16,788)	$(117,918)	$(272,216)	$1,143,933
Issuance of common stock under employee stock plans	4,892	5	8,363	—	—	—	—	8,368
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(1,703)	(2)	(72,535)	—	—	—	—	(72,537)
Stock-based compensation	—	—	117,599	—	—	—	—	117,599
Equity portion of convertible debt puttable	—	—	(55,462)	—	—	—	—	(55,462)
Redemption of Convertible Notes(a)	25,604	25	497,990	—	—	—	—	498,015
Net loss	—	—	—	—	—	—	(15,006)	(15,006)
Other comprehensive income	—	—	—	—	—	14,583	—	14,583
Balance on June 30, 2021	315,496	$315	$2,046,523	(3,751)	$(16,788)	$(103,335)	$(287,222)	$1,639,493

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
For the three months ended June 30, 2020

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at March 31, 2020	284,832	$285	$1,520,734	3,751	$(16,788)	$(130,077)	$(264,933)	$—	$1,109,221
Issuance of common stock under employee stock plans	474	—	10	—	—	—	—	—	10
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(181)	—	(3,510)	—	—	—	—	—	(3,510)
Stock-based compensation	—	—	20,551	—	—	—	—	—	20,551
Net income	—	—	—	—	—	—	16,662	—	16,662
Other comprehensive income	—	—	—	—	—	7,395	—	—	7,395
Balance on June 30, 2020	285,125	$285	$1,537,785	3,751	$(16,788)	$(122,682)	$(248,271)	$—	$1,150,329
For the nine months ended June 30, 2020

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2019	289,680	$290	$2,597,889	3,751	$(16,788)	$(132,773)	$(293,612)	$18,144	$2,173,150
Cerence spin-off	—	—	(922,567)	—	—	12,331	—	(18,144)	(928,380)
Issuance of common stock under employee stock plans	7,194	7	7,263	—	—	—	—	—	7,270
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,292)	(2)	(40,115)	—	—	—	—	—	(40,117)
Stock-based compensation	—	—	110,644	—	—	—	—	—	110,644
Repurchase and retirement of common stock	(9,457)	(10)	(169,208)	—	—	—	—	—	(169,218)
Repurchases of convertible notes (a)	—	—	(46,121)	—	—	—	—	—	(46,121)
Net income	—	—	—	—	—	—	45,341	—	45,341
Other comprehensive loss	—	—	—	—	—	(2,240)	—	—	(2,240)
Balance on June 30, 2020	285,125	$285	$1,537,785	3,751	$(16,788)	$(122,682)	$(248,271)	$—	$1,150,329
__________
(a)According to ASC 470-20, cash consideration paid to repurchase and retire our convertible notes was first allocated to debt component based on the actual fair value on the trading date, and the remaining consideration was allocated to additional paid-in-capital.

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income from continuing operations	$(6,579)	$19,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	24,538	22,352
Amortization	46,447	45,777
Stock-based compensation	104,436	95,023
Non-cash interest expense	33,487	37,269
Deferred tax benefit	(5,465)	(58,284)
Loss on extinguishment of debt	17,054	18,656
Other	5,503	3,853
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	4,289	15,656
Prepaid expenses and other assets	(28,087)	3,213
Accounts payable	15,808	(13,626)
Accrued expenses and other liabilities	(17,020)	(80,532)
Deferred revenue	(6,091)	21,415
Net cash provided by operating activities - continuing operations	188,320	130,174
Net cash provided by operating activities - discontinued operations	9,141	43,539
Net cash provided by operating activities	197,461	173,713
Cash flows from investing activities:
Capital expenditures	(44,806)	(45,550)
Proceeds from disposition of businesses, net of transaction fees	9,885	—
Purchases of marketable securities and other investments	(78,485)	(157,976)
Proceeds from sales and maturities of marketable securities and other investments	84,403	290,584
Payments for business and asset acquisitions, net of cash acquired	(45,425)	—
Other	878	1,374
Net cash (used in) provided by investing activities	(73,550)	88,432
Cash flows from financing activities:
Repurchase and redemption of debt	(121,787)	(513,642)
Net distribution from Cerence upon the spin-off	—	139,090
Payments for repurchase of common stock	—	(169,218)
Proceeds from issuance of common stock from employee stock plans	8,368	7,204
Proceeds from the revolving credit facility	—	230,000
Repayment of the revolving credit facility	—	(230,000)
Payments for taxes related to net share settlement of equity awards	(74,896)	(39,968)
Other financing activities	(4,623)	(2,840)
Net cash used in financing activities	(192,938)	(579,374)
Effects of exchange rate changes on cash and cash equivalents	3,551	(3,177)
Net decrease in cash and cash equivalents	(65,476)	(320,406)
Cash and cash equivalents at beginning of period	301,233	560,961
Cash and cash equivalents at end of period	$235,757	$240,555

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Presentation
Nuance Communications, Inc. ("we", "Nuance", "our", "us", or the "Company") is a pioneer and leader in conversational and cognitive artificial intelligence ("AI") innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, financial services, telecommunications and travel industries, among others. We had three reportable segments as of June 30, 2021: Healthcare, Enterprise, and Other. See Note 18 for a description of each of these segments.
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
On April 11, 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Microsoft Corporation ("Microsoft"). Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction. Pursuant to the Merger Agreement, a wholly-owned subsidiary of Microsoft will merge with and into Nuance ("the Merger") with Nuance surviving as a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The transaction is currently intended to close by December 31, 2021. Consummation of the Merger is subject to certain conditions, including the satisfaction of certain regulatory approvals and other customary closing conditions.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement previously filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and which will contain important information about Nuance and the Merger.
As more fully described in Note 11, during the third quarter of fiscal year 2021, our common stock price exceeded 130% of the applicable conversion price for each of our convertible debentures for at least 20 trading days during the 30 consecutive trading days ending June 30, 2021. As a result, the holders of our 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between July 1, 2021 and September 30, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. All three convertible notes with a total net book value of $470.9 million were included within current liabilities as of June 30, 2021.
Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash, and any amount payable in excess of the principal amount would be paid in cash or shares of our common stock at our election. During the third quarter of fiscal year 2021, holders of our 1.5% 2035 Debentures exercised their right to convert $118.3 million notional amount for $118.3 million in cash and 3.5 million shares of common stock. Additionally, during the third quarter of fiscal year 2021, we induced the exchange of $457.0 million notional amount of our 1.0% 2035 Debentures for $5.0 million in cash and 18.9 million shares of common stock, and $64.9 million notional amount of our 1.5% 2035 Debentures for $0.5 million in cash and 3.2 million shares of common stock. As part of these redemptions, we transferred non-cash consideration in the form of shares of common stock valued at $1,002.2 million for the 1.0% 2035 Debentures and $358.8 million for the 1.5% 2035 Debentures. As of June 30, 2021, $219.5 million in aggregate principal amount of the 1.0% 2035 Debentures and $44.1 million in aggregate principal amount of the 1.5% 2035 Debentures remained outstanding.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Disaggregated Revenue
We disaggregate revenue from contracts with customers by reportable segment and products and services as this presentation depicts the timing, risks and uncertainty of our revenue streams, which is also in line with how we manage our businesses, assess performance, and determine management compensation. Our disaggregated revenue from continuing operations is as follows (dollars in thousands):

	Three Months Ended June 30,
	2021				2020
	Hosting and professional services	Product and licensing	Maintenance and support	Total	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$124,108	$39,508	$31,583	$195,199	$95,120	$30,405	$34,560	$160,085
Enterprise	80,167	26,455	30,484	137,106	83,859	16,746	29,787	130,392
Other	3,944	318	15	4,277	6,576	1,555	12	8,143
Total revenues	$208,219	$66,281	$62,082	$336,582	$185,555	$48,706	$64,359	$298,620

	Nine Months Ended June 30,
	2021				2020
	Hosting and professional services	Product and licensing	Maintenance and support	Total	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$352,506	$155,616	$98,301	$606,423	$277,193	$165,463	$102,221	$544,877
Enterprise	234,648	80,798	90,809	406,255	242,334	74,741	88,934	406,009
Other	14,878	1,714	42	16,634	22,096	3,080	(9)	25,167
Total revenues	$602,032	$238,128	$189,152	$1,029,312	$541,623	$243,284	$191,146	$976,053
Hardware revenue comprised approximately $6.4 million and $20.1 million of total product and licensing revenue for the three and nine months ended June 30, 2021, respectively, and $5.7 million and $20.5 million of total product and licensing revenue for the three and nine months ended June 30, 2020, respectively.
Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs under ASC 606. The capitalized costs primarily relate to paid commissions and other direct, incremental costs to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of June 30, 2021, we had $36.5 million of current contract acquisition costs from continuing operations and $72.0 million of noncurrent contract

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition costs from continuing operations. As of September 30, 2020, we had $20.9 million of current contract acquisition costs from continuing operations and $51.6 million of noncurrent contract acquisition costs from continuing operations. Commission expense is primarily included in sales and marketing expense on the consolidated statements of operations. We had amortization expense related to contract acquisition costs from continuing operations of $5.4 million and $14.8 million for the three and nine months ended June 30, 2021, respectively, and $4.3 million and $11.9 million for the three and nine months ended June 30, 2020, respectively. There was no impairment related to commission costs capitalized.
Capitalized Contract Costs
We capitalize incremental costs incurred to fulfill our contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (3) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to stand-up, customize, and develop applications for each customer. These costs are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. The contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term, which we estimate to be between one and five years. The contract term estimation was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify capitalized contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of June 30, 2021, we had $23.7 million of short-term contract costs from continuing operations included with Prepaid expenses and other current assets and $34.5 million of long-term costs from continuing operations included within Other assets. As of September 30, 2020, we had $18.0 million of short-term contract costs from continuing operations included with Prepaid expenses and other current assets and $30.7 million of long-term costs from continuing operations included within Other assets.
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
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets, and Other assets. As of June 30, 2021, we had $75.6 million of current contract assets from continuing operations and $84.2 million of noncurrent contract assets from continuing operations. As of September 30, 2020, we had $48.7 million of current contract assets from continuing operations and $107.4 million of noncurrent contract assets from continuing operations. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance as of September 30, 2020	$156,142
Revenues recognized but not billed	304,916
Amounts reclassified to accounts receivable	(301,285)
Balance at June 30, 2021	$159,773
Our contract liabilities, or Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify Deferred revenue as current or noncurrent based on when we expect to recognize the revenues. As of June 30, 2021, we had $353.6 million of Deferred revenue. The table below shows significant changes in Deferred revenue of continuing operations (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred revenue
Balance as of September 30, 2020	$348,180
Amounts bill but not recognized	591,493
Revenue recognized	(586,064)
Balance at June 30, 2021	$353,609
Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2021 (dollars in thousands):

	Within One Year	Two to Four Years	Greater than Four Years	Total
Total revenue	$731,514	$953,956	$34,927	$1,720,397
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
On March 1, 2021, we completed the sale of the Business and received approximately $29.8 million in cash, subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a loss of $12.5 million, which is included within net income (loss) from discontinued operations. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, will have a material impact on our results of operations.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the results of the discontinued operations (dollars in thousands):

	Three Months Ended June 30,
	2021	2020
	Medical Transcription and EHR Implementation	Medical Transcription and EHR Implementation
Major line items constituting net income of discontinued operations:
Revenue	$—	$39,778
Cost of revenue	—	23,882
Research and development	—	1,316
Sales and marketing	—	652
General and administrative	—	67
Amortization of intangible assets	—	3,291
Restructuring and other charges, net	—	49
Income from discontinued operations before income taxes	—	10,521
Benefit for income taxes	—	(3,880)
Net income from discontinued operations	$—	$14,401

Supplemental information:
Depreciation	$—	$1,617
Amortization	$—	$3,348
Stock compensation	$—	$648
Capital expenditures	$—	$967

	Nine Months Ended June 30,
	2021	2020
	Medical Transcription and EHR Implementation	Medical Transcription and EHR Implementation	Automotive	Total
Major line items constituting net (loss) income of discontinued operations:
Revenue	$81,071	$149,915	$—	$149,915
Cost of revenue	54,834	91,601	—	91,601
Research and development	2,535	5,082	—	5,082
Sales and marketing	1,964	2,198	—	2,198
General and administrative	66	399	—	399
Amortization of intangible assets	4,073	9,942	—	9,942
Acquisition-related costs, net	—	(51)	—	(51)
Restructuring and other charges, net	8,847	202	7,386	7,588
Income (loss) from discontinued operations before income taxes	8,752	40,542	(7,386)	33,156
Provision (benefit) for income taxes	4,635	8,411	(1,194)	7,217
Loss on disposition	(12,544)	—	—	—
Net (loss) income from discontinued operations	$(8,427)	$32,131	$(6,192)	$25,939

Supplemental information:
Depreciation	$1,802	$5,638	$—	$5,638
Amortization	$4,073	$10,116	$—	$10,116
Stock compensation	$1,436	$3,007	$—	$3,007
Capital expenditures	$57	$1,275	$—	$1,275

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
Fiscal Year 2021 Acquisitions
For the nine months ended June 30, 2021, we completed an acquisition in our Healthcare segment for total cash consideration of $45.2 million. As a result, we recognized goodwill of $27.8 million and intangible assets of $19.8 million related to technology with a useful life of 5.0 years. The results of operations of the acquired entity have been included within our consolidated statement of operations from the acquisition date. The acquisition was not material to our condensed consolidated financial statements.
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
A summary of acquisition-related costs, net is as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Transition and integration costs	$1,624	$880	$2,838	$3,701
Professional service fees	61	(80)	841	(1)
Acquisition-related adjustments	(986)	(42)	(986)	(44)
Total	$699	$758	$2,693	$3,656

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the nine months ended June 30, 2021 are as follows (dollars in thousands):
Goodwill

	Healthcare	Enterprise	Other	Total
Balance as of September 30, 2020	$1,424,959	$682,600	$12,936	$2,120,495
Acquisitions	27,780	—	—	27,780
Effect of foreign currency translation	3,290	5,619	316	9,225
Balance at June 30, 2021	$1,456,029	$688,219	$13,252	$2,157,500
Other Intangible Assets
The changes in the carrying amount of intangible assets for the nine months ended June 30, 2021 are as follows (dollars in thousands):

Intangible Assets
Balance at September 30, 2020	$167,270
Acquisitions	19,840
Amortization	(46,447)
Effect of foreign currency translation	733
Balance at June 30, 2021	$141,396
7. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We have operations in a number of international locations where currency exchange rates can be volatile. We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates so that our exposure to foreign currencies will be mitigated or offset by the gains or losses on the foreign currency forward contracts. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. As of June 30, 2021 and September 30, 2020, we had outstanding contracts with a total notional value of $26.6 million and $40.7 million, respectively.
We did not designate any forward contracts as hedging instruments for the nine months ended June 30, 2021 or 2020. Therefore, changes in fair value of foreign currency forward contracts were recognized within Other (expense) income, net in our consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our consolidated statement of cash flows.
A summary of the derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		June 30, 2021	September 30, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$31	$109
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(46)	$(92)
A summary of other (expense) income, net related to foreign currency forward contracts for the three and nine months ended June 30, 2021 and 2020 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives Not Designated as Hedges	(Loss) Income Recognized	2021	2020	2021	2020
Foreign currency forward contracts	Other (expense) income, net	$(97)	$9	$451	$451

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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020 consisted of the following (dollars in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$136,758	$—	$—	$136,758
Time deposits (b)	—	46,927	—	46,927
Commercial paper, $56,284 at cost (b)	—	56,353	—	56,353
Corporate notes and bonds, $7,225 at cost (b)	—	7,197	—	7,197
Foreign currency exchange contracts (b)	—	31	—	31
Total assets at fair value	$136,758	$110,508	$—	$247,266
Liabilities:
Foreign currency exchange contracts (b)	$—	$(46)	$—	$(46)
Contingent acquisition payments (c)	—	—	(768)	(768)
Total liabilities at fair value	$—	$(46)	$(768)	$(814)

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$182,645	$—	$—	$182,645
Time deposits (b)	—	95,180	—	95,180
Commercial paper, $33,265 at cost (b)	—	33,290	—	33,290
Corporate notes and bonds, $15,460 at cost (b)	—	15,480	—	15,480
Foreign currency exchange contracts (b)	—	109	—	109
Total assets at fair value	$182,645	$144,059	$—	$326,704
Liabilities:
Foreign currency exchange contracts (b)	$—	$(92)	$—	$(92)
Contingent acquisition payments (c)	—	—	(1,796)	(1,796)
Total liabilities at fair value	$—	$(92)	$(1,796)	$(1,888)
__________
(a)Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.
(b)Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.32 years as of June 30, 2021 and 0.31 years as of September 30, 2020.
(c)    The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.
The estimated fair value of our total debt was approximately $1,865.2 million (face value $1,026.3 million) as of June 30, 2021 and $2,355.5 million (face value $1,666.5 million) as of September 30, 2020 based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of June 30, 2021 or September 30, 2020.
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
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,743	$2,493	$1,796	$2,550
Payments and foreign currency translation	—	13	(53)	(44)
Adjustments to fair value included in acquisition-related costs, net	(975)	—	(975)	—
Balance at end of period	$768	$2,506	$768	$2,506
Contingent acquisition payments are to be made in periods through fiscal year 2021. As of June 30, 2021, the maximum amount payable based on the agreements was $1.8 million if the specified performance targets are achieved.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2021	September 30, 2020
Compensation	$103,910	$110,827
Cost of revenue related liabilities	28,366	25,434
Accrued interest payable	2,638	13,484
Consulting and professional fees	13,864	10,589
Sales and marketing incentives	1,320	2,021
Sales and other taxes payable	7,216	6,339
Operating lease obligations	26,382	26,284
Other	3,698	4,276
Total	$187,394	$199,254
10. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business.
The following table represents the roll forward of restructuring liabilities for the nine months ended June 30, 2021 (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Personnel	Facilities	Total
Balance at September 30, 2020	$1,243	$15,516	$16,759
Restructuring charges, net	6,136	8,207	14,343
Non-cash adjustment	(839)	(3,088)	(3,927)
Cash payments	(5,818)	(3,843)	(9,661)
Balance at June 30, 2021	$722	$16,792	$17,514
The table below presents the Restructuring and other charges, net associated with each segment, but excluded from calculation of each segment's profit (dollars in thousands):

	Three Months Ended June 30,
	2021					2020
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$156	$1,301	$1,457	$—	$1,457	$70	$2	$72	$—	$72
Enterprise	—	923	923	—	923	(121)	76	(45)	—	(45)
Other	—	(91)	(91)	—	(91)	—	34	34	—	34
Corporate	84	—	84	14,874	14,958	445	9	454	1,356	1,810
Total	$240	$2,133	$2,373	$14,874	$17,247	$394	$121	$515	$1,356	$1,871

	Nine Months Ended June 30,
	2021					2020
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$3,490	$1,982	$5,472	$—	$5,472	$1,699	$1,777	$3,476	$—	$3,476
Enterprise	1,264	6,127	7,391	—	7,391	1,416	794	2,210	—	2,210
Other	—	77	77	—	77	—	(277)	(277)	—	(277)
Corporate	1,382	21	1,403	13,949	15,352	1,461	360	1,821	7,500	9,321
Total	$6,136	$8,207	$14,343	$13,949	$28,292	$4,576	$2,654	$7,230	$7,500	$14,730
Fiscal Year 2021
For the nine months ended June 30, 2021, we recorded restructuring charges of $14.3 million, which included $6.1 million related to the termination of approximately 80 employees and $8.2 million of charges related to closing certain idle facilities. Of these amounts, $2.4 million was recorded for the three months ended June 30, 2021, which related primarily to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the geographic footprint of our offices and facilities. We expect the remaining outstanding severance of $0.7 million to be substantially paid during fiscal year 2021, and the remaining $16.8 million lease payments to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the nine months ended June 30, 2021, we recorded approximately $16.2 million of expenses related to the acquisition of Nuance by Microsoft, and $1.3 million of professional service expenses related to other corporate initiatives, offset in part by $3.5 million of insurance recoveries. During the three months ended June 30, 2021, we recorded $16.2 million expenses related to the acquisition of Nuance by Microsoft, and $0.7 million of professional service expenses related to other corporate initiatives, offset in part by $2.0 million of insurance recoveries.
Fiscal Year 2020
For the nine months ended June 30, 2020, we recorded restructuring charges of $7.2 million, which included $4.6 million related to the termination of approximately 51 employees and $2.7 million related to certain restructuring facilities. Of these amounts, $0.5 million was recorded for the three months ended June 30, 2020, which was related primarily to termination of certain employees. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the nine months ended June 30, 2020, we recorded $4.6 million expenses related to the separation of our Automotive business, a $2.0 million impairment charge of a right-of-use asset due to the COVID-19 pandemic, and a

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.9 million legal expense related to insurance claims. Of these amounts, we recorded $0.4 million related to the separation of our Automotive business and $0.9 million of legal expenses related to insurance claims for the three months ended June 30, 2020.
11. Debt
As of June 30, 2021 and September 30, 2020, we had the following borrowing obligations (dollars in thousands):

	June 30, 2021	September 30, 2020
5.625% Senior Notes due 2026, net of deferred issuance costs of $3.4 million and $3.9 million, respectively. Effective interest rate 5.625%.	$496,610	$496,148
1.000% Convertible Debentures due 2035, net of unamortized discount of $14.2 million and $64.8 million, respectively, and deferred issuance costs of $0.6 million and $2.9 million, respectively. Effective interest rate 5.622%.	204,719	608,767
1.250% Convertible Debentures due 2025, net of unamortized discount of $38.4 million and $45.2 million, respectively, and deferred issuance costs of $1.6 million and $1.9 million, respectively. Effective interest rate 5.578%.	222,664	215,582
1.500% Convertible Debentures due 2035, net of unamortized discount of $0.6 million and $10.4 million, respectively, and deferred issuance costs of $0.3 million as of September 30, 2020. Effective interest rate 5.394%.	43,480	216,627
Deferred issuance costs related to our Revolving Credit Facility	(1,945)	(451)
Total debt	965,528	1,536,673
Less: current portion (a)	(470,863)	(432,209)
Total long-term debt	$494,665	$1,104,464
__________
(a) As of June 30, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between July 1, 2021 and September 30, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. As a result, the net carrying amounts of the convertible debentures were included in current liabilities as of June 30, 2021.
The following table summarizes the maturities of our borrowing obligations as of June 30, 2021 (dollars in thousands):

Fiscal Year	Convertible Debentures (a)	Senior Notes	Total
2021	$526,325	$—	$526,325
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
Thereafter	—	500,000	500,000
Total before unamortized discount	526,325	500,000	1,026,325
Less: unamortized discount and issuance costs	(55,462)	(5,335)	(60,797)
Total debt	$470,863	$494,665	$965,528
__________
(a) As more fully described below, as of June 30, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between July 1, 2021 and September 30, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. As a result, these convertible debentures were treated as if they were due in fiscal year 2021.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
During the third quarter of fiscal year 2021, we induced the exchange of $457.0 million notional amount of our 1.0% 2035 Debentures for $5.0 million in cash and 18.9 million shares of common stock, of which we allocated $435.1 million to debt and $567.1 million to equity. Also, in connection with the redemptions, we wrote off $32.4 million of unamortized discount and $1.4 million of unamortized costs. As a result, we recorded a $15.0 million loss associated with the redemptions, of which $3.1 million represents the inducement expense and $1.9 million represents the interest earned at the time of settlement, based upon the guidance in ASC 470-20. Additionally, as part of these redemptions we transferred non-cash consideration in the form of shares of common stock valued at $1,002.2 million. Following the redemptions, $219.5 million in aggregate principal amount of the 1.0% 2035 Debentures remained outstanding as of June 30, 2021.
The 1.0% 2035 Debentures were convertible as of June 30, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending June 30, 2021. As a result, the holders of our 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between July 1, 2021 and September 30, 2021. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning January 1, 2021 through June 30, 2021.
As of June 30, 2021, holders have exercised their right to convert $67.9 million notional amount of our 1.0% 2035 Debentures for $67.9 million in cash and 1.6 million shares of common stock. The settlement of these conversions occurred in the fourth quarter of fiscal year 2021. The net carrying amount of the 1.0% 2035 Debentures was included within the current portion of long-term debt, and $14.8 million has been reclassified from permanent equity to mezzanine equity. As of June 30, 2021, the if-converted value of the 1.0% 2035 Debentures exceeded its principal amount by $275.9 million.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
During the second quarter of fiscal year 2020, we repurchased $87.3 million notional amount of our 1.25% 2025 Debentures for $112.3 million, of which we allocated $72.8 million to debt and $39.5 million to equity. Also, in connection with the repurchases, we wrote off $16.7 million of unamortized discount and $0.7 million of unamortized costs. As a result, we recorded a $2.8 million loss associated with the repurchases. Following the repurchases, $262.7 million in aggregate principal amount of the 1.25% 2025 Debentures remains outstanding.
The 1.25% 2025 Debentures were convertible as of June 30, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending June 30, 2021. As a result, the holders of our 1.25% 2025 Debentures have the right to convert all or any portion of their debentures between July 1, 2021 and September 30, 2021. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through June 30, 2021. As of June 30, 2021, the net carrying amount of the 1.25% 2025 Debentures was included within the current portion of long-term debt, and $40.0 million has been reclassified from permanent equity to mezzanine equity. As of June 30, 2021, the if-converted value of the 1.25% 2025 Debentures exceeded its principal amount by $463.7 million.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
During the third quarter of fiscal year 2021, we induced the exchange of $64.9 million notional amount of 1.5% 2035 Debentures for $0.5 million in cash and 3.2 million shares of common stock, of which we allocated $64.2 million to debt and $102.5 million to equity. Also, in connection with the redemptions, we wrote off $1.4 million of unamortized discount. As a result, we recorded a $1.1 million loss associated with the redemptions, of which $0.4 million represents the inducement expense and $0.1 million represents the interest earned at the time of settlement, based upon the guidance in ASC 470-20. Additionally, as part of these redemptions we transferred non-cash consideration in the form of shares of common stock valued at $166.7 million.
The 1.5% 2035 Debentures were convertible as of June 30, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending June 30, 2021. As a result, the holders of our 1.5% 2035 Debentures have the right to convert all or any portion of their debentures between July 1, 2021 and September 30, 2021. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through June 30, 2021.
During the third quarter of fiscal year 2021, holders of our 1.5% 2035 Debentures exercised their right to convert $118.3 million notional amount for $118.3 million in cash and 3.5 million shares of common stock, of which we allocated $117.1 million to debt and $193.3 million to equity. Also, in connection with the conversions, we wrote off $2.1 million of unamortized discount and $0.1 million of unamortized costs. As a result, we recorded a $1.0 million loss associated with the conversions. Additionally, as part of these conversions we transferred non-cash consideration in the form of shares of common stock valued at $192.1 million. Following the conversions and redemptions, $44.1 million in aggregate principal amount of the 1.5% 2035 Debentures remained outstanding as of June 30, 2021.
As of June 30, 2021, holders have exercised their right to convert $16.2 million notional amount of our 1.5% 2035 Debentures for $16.2 million in cash and 0.5 million shares of common stock. The settlement of these conversions occurred in the fourth quarter of fiscal year 2021. The net carrying amount of the 1.5% 2035 Debentures was included within the current portion of long-term debt, and $0.7 million has been reclassified from permanent equity to mezzanine equity. As of June 30, 2021, the if-converted value of the 1.5% 2035 Debentures exceeded its principal amount by $72.5 million.
Revolving Credit Facility
On July 31, 2020, we amended our revolving credit agreement (the "Amended Revolving Credit Agreement") to, among other things, extend the expiration from April 15, 2021 to April 15, 2022. The Amended Revolving Credit Agreement provided for aggregate borrowing commitments of $242.5 million (the "Revolving Credit Facility"), including the revolving facility loans, the swingline loans and issuance of letters of credit. The borrowing outstanding under the Revolving Credit Facility bore interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility was secured by substantially all our assets. The Amended Revolving Credit Agreement contained customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. At any time that there were any outstanding borrowings (excluding up to $25,000,000 of issued and undrawn Letters of Credit) under the Revolving Credit Facility, we were required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the Amended Revolving Credit Agreement) not exceeding 4.00 to 1.00.
On February 4, 2021, we entered into a new revolving credit agreement (the "New Revolving Credit Agreement"), which replaced the existing Amended Revolving Credit Agreement. The New Revolving Credit Agreement expires February 4, 2026, and has an aggregate borrowing commitment of $300.0 million, including revolving loans and letters of credit (the "New Revolving Credit Facility"). The New Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The New Revolving Credit Facility is secured by substantially all our assets and substantially all assets of certain of our domestic subsidiaries that guarantee our obligations under the New Revolving Credit Agreement. The New Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, we are required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the New Revolving Credit Agreement) not exceeding 4.00 to 1.00. We were in compliance with all the debt covenants as of June 30, 2021.
As of June 30, 2021, after taking into account the outstanding letters of credit of $1.9 million, we had $298.1 million available for borrowing under the New Revolving Credit Facility.
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
We did not repurchase any shares of our common stock for the three and nine months ended June 30, 2021. We did not repurchase any shares of our common stock for the three months ended June 30, 2020, and we repurchased 9.5 million shares of our common stock for $169.2 million for the nine months ended June 30, 2020. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. As of June 30, 2021, approximately $261.2 million remained available for future repurchases under the program.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Net (Loss) Income Per Share
The following table sets forth the computation for basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income from continuing operations	$(26,267)	$2,261	$(6,579)	$19,402
Net income (loss) from discontinued operations	—	14,401	(8,427)	25,939
Net (loss) income	$(26,267)	$16,662	$(15,006)	$45,341

Denominator:
Weighted average common shares outstanding — basic	294,388	281,281	287,826	282,674
Dilutive effect of employee stock compensation plans(a)	—	6,571	—	5,422
Weighted average common shares outstanding — diluted	294,388	287,852	287,826	288,096

Net (loss) income per common share - basic:
Continuing operations	$(0.09)	$0.01	$(0.02)	$0.07
Discontinued operations	—	0.05	(0.03)	0.09
Total net (loss) income per basic common share	$(0.09)	$0.06	$(0.05)	$0.16

Net (loss) income per common share - diluted:
Continuing operations	$(0.09)	$0.01	$(0.02)	$0.07
Discontinued operations	—	0.05	(0.03)	0.09
Total net (loss) income per diluted common share	$(0.09)	$0.06	$(0.05)	$0.16

Anti-dilutive equity instruments excluded from the calculation	—	158	45	93
Contingently issuable awards excluded from the calculation	—	15	—	1,841
__________
(a)Certain performance-based awards were excluded from the determination of dilutive net (loss) income per share as the conditions were not met at the end of the reporting period.
14. Stock-Based Compensation
On January 22, 2020, our shareholders adopted our 2020 Stock Plan (the "2020 Stock Plan") and as such date, we no longer grant awards under our amended and restated 2000 Stock Plan (the "2000 Stock Plan"). Outstanding awards under our 2000 Stock Plan that are forfeited or returned to the company for satisfaction of taxes, are transferred to the 2020 Stock Plan and may be used for future issuance. The 2020 Stock Plan (i) grants the Company's compensation committee the discretionary authority over the plan; (ii) makes employees, directors, consultants, and advisors of the Company and its subsidiaries eligible to receive awards; (iii) sets the number of shares of common stock that may be issued in satisfaction of awards to be 9,000,000 shares, plus the number of shares that become available for issuance under the 2000 Stock Plan; and (iv) identifies the annual limits on shares granted to each individual and the types of awards permissible.
As of June 30, 2021, we had 11.9 million shares available for future grants under the 2020 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity upon issuance.
The amounts included in the consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Cost of hosting and professional services	$6,327	$5,748	$19,732	$16,525
Cost of product and licensing	103	124	280	382
Cost of maintenance and support	423	360	1,268	1,200
Research and development	9,230	8,530	26,402	25,274
Sales and marketing	8,974	8,002	26,475	22,825
General and administrative	9,597	9,723	30,279	28,817
Total	$34,654	$32,487	$104,436	$95,023
Stock Options
The table below summarizes activities related to stock options for the nine months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
Outstanding at September 30, 2020	9,355	$17.18
Outstanding at June 30, 2021	9,355	$17.18	0.8 years	$0.3	million
Exercisable at June 30, 2021	9,355	$17.18	0.8 years	$0.3	million
Exercisable at June 30, 2020	9,355	$17.18	1.8 years	$0.1	million
__________
(a)The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of June 30, 2021 ($54.44) over the exercise price of the underlying options.
The aggregate intrinsic values of stock options exercised during the nine months ended June 30, 2021 and 2020 were de minimis.
Restricted Units
Restricted units are not included in issued and outstanding common stock until the units are vested and underlying shares are released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units for the nine months ended June 30, 2021:

	Number of Shares Underlying Restricted Units — Performance-Based Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2020	2,620,120	7,157,649
Granted	1,048,943	2,094,247
Earned/released	(1,067,802)	(3,489,771)
Forfeited	(137,340)	(275,159)
Outstanding at June 30, 2021	2,463,921	5,486,966
Weighted average remaining recognition period of outstanding Restricted Units	1.2 years	1.5 years
Unrecognized stock-based compensation expense of outstanding Restricted Units	$23.1 million	$65.3 million
Aggregate intrinsic value of outstanding Restricted Units (a)	$134.1 million	$298.7 million
__________
(a)The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of June 30, 2021 ($54.44) over the purchase price of the underlying restricted units.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Nine Months Ended June 30,
	2021	2020
Weighted-average grant-date fair value per share	$38.05	$17.71
Total intrinsic value of shares vested (in millions)	$193.5	$115.6
Performance-based restricted units outstanding as of June 30, 2021 include performance goals based on total shareholder return relative to a peer index and a revenue growth metric (for awards granted in November 2020) during the performance period. The awards actually earned will be up to two hundred percent of the target number of the performance-based restricted units. Compensation expense is recorded ratably over the performance period of the award based on the grant date fair value as determined using a Monte Carlo simulation model. Below is a summary of key assumptions of the valuation:

	Nine Months Ended June 30,
	2021	2020
Dividend yield	0.0%	0.0%
Expected volatility	34.95%	27.73% - 28.24%
Risk-free interest rate	0.21%	1.40% - 1.62%
Expected term (in years)	3.00	2.72 - 3.00
15. Income Taxes
The components of loss before income taxes from continuing operations are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Domestic	$(40,324)	$(20,615)	$(33,425)	$(50,598)
Foreign	9,635	10,096	29,550	29,795
Loss before income taxes	$(30,689)	$(10,519)	$(3,875)	$(20,803)
The components of (benefit) provision for income taxes from continuing operations are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Domestic	$(1,151)	$(230)	$(5,658)	$(38,925)
Foreign	(3,271)	(12,550)	8,362	(1,280)
(Benefit) provision for income taxes	$(4,422)	$(12,780)	$2,704	$(40,205)
Effective tax rate	14.4%	121.5%	(69.8)%	193.3%
The effective income tax rate is based upon the income for the year, the geographic mix of our income, the composition of the income in different countries, changes relating to valuation allowances and the potential tax consequences of resolving audits or other tax contingencies.
Our effective income tax rate was 14.4% for the three months ended June 30, 2021, compared to 121.5% for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States. The effective tax rate for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States and a foreign tax benefit related to a prior-year intangible property transfer.
Our effective income tax rate was (69.8)% for the nine months ended June 30, 2021, compared to 193.3% for the nine months ended June 30, 2020. The effective tax rate for the nine months ended June 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States. The effective tax rate for the nine months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
due to a deferred tax benefit from an adjustment to domestic valuation allowance and a foreign tax benefit related to prior-year intangible property transfers.
Valuation Allowances
As of June 30, 2021 and September 30, 2020, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. We continue to believe its negative evidence outweighs its positive evidence after considering recent profitability trends and the disposition of the medical transcription and EHR implementation businesses. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of June 30, 2021, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
16. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 "Contingencies". If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and the estimates are based only on the information available at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. As of June 30, 2021, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contingencies
The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements as of June 30, 2021 and September 30, 2020.
Microsoft Acquisition Contingencies
On April 11, 2021, we entered into a Merger Agreement with Microsoft, subject to the terms of which Microsoft has agreed to acquire Nuance. The consummation of the Merger remains subject to customary closing conditions including satisfaction of certain regulatory approvals. The Merger is currently intended to close by December 31, 2021. As part of the transaction, Nuance expects to incur liabilities of approximately $115 million that are contingent on the deal consummation. These liabilities include banker fees, legal fees, and certain retention bonuses.
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
As of June 30, 2021, our operating leases had a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 3.8%.
Future lease payments under operating leases as of June 30, 2021 were as follows (dollars in thousands):

Fiscal Year	Operating Leases	Operating leases under restructuring	Total
2021	$6,313	$1,539	$7,852
2022	22,208	5,189	27,397
2023	16,540	3,768	20,308
2024	14,290	2,271	16,561
2025	12,793	1,346	14,139
Thereafter	41,638	1,843	43,481
Total	$113,782	$15,956	$129,738
As of June 30, 2021, we have subleased certain office space that is included in the above table to third parties. As of June 30, 2021, the aggregate sublease income to be recognized during the remaining lease terms is $11.6 million, with approximately an average of $1.9 million annually for each of the next five fiscal years and approximately $2.2 million thereafter.
Our operating lease cost was approximately $6.7 million and $20.7 million for the three and nine months ended June 30, 2021, respectively, and $7.7 million and $23.2 million for the three and nine months ended June 30, 2020, respectively. Operating lease payments included within operating cash flows were $7.8 million and $22.4 million for the three and nine months ended

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2021, respectively, and $8.8 million and $24.8 million for the three and nine months ended June 30, 2020, respectively.
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
We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to Loss before income taxes (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Segment revenues:
Healthcare	$195,199	$160,085	$606,423	$544,877
Enterprise	137,106	130,392	406,255	406,310
Other	4,277	8,143	16,634	25,167
Total segment revenues	$336,582	$298,620	$1,029,312	$976,354
Less: acquisition-related revenues adjustments	—	—	—	(301)
Total revenues	$336,582	$298,620	$1,029,312	$976,053
Segment profit:
Healthcare	$59,977	$48,693	$220,015	$175,683
Enterprise	38,898	36,511	112,993	116,321
Other	2,005	5,032	9,405	13,980
Total segment profit	$100,880	$90,236	$342,413	$305,984
Corporate expenses and other, net	(27,479)	(28,269)	(84,317)	(87,388)
Acquisition-related revenues	—	—	—	(301)
Stock-based compensation	(34,654)	(32,487)	(104,436)	(95,023)
Amortization of intangible assets	(15,971)	(14,932)	(46,447)	(45,777)
Acquisition-related costs, net	(699)	(758)	(2,693)	(3,656)
Restructuring and other charges, net	(17,247)	(1,871)	(28,292)	(14,730)
Other expenses, net	(35,519)	(22,438)	(80,103)	(79,912)
Loss before income taxes	$(30,689)	$(10,519)	$(3,875)	$(20,803)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
United States	$271,114	$232,340	$821,677	$775,876
International	65,468	66,280	207,635	200,177
Total revenues	$336,582	$298,620	$1,029,312	$976,053
19. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Interest paid	$20,731	$22,068	$42,065	$49,897
Income taxes paid	$1,847	$12,474	$9,633	$24,857
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
21. Subsequent Events
In addition to the debt holder exercises disclosed in Note 11, subsequent to our period end of June 30, 2021, certain debt holders have exercised their right to convert $21.4 million notional amount of our 1.0% 2035 Debentures for an estimated $21.4 million in cash and 0.5 million shares of common stock for an estimated total consideration of $48.7 million, and $2.8 million notional amount of our 1.5% 2035 Debentures for an estimated $2.8 million in cash and 0.1 million shares of common stock for an estimated total consideration of $7.5 million. The settlement of these conversions is expected to occur in the fourth quarter of fiscal year 2021.

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
•Healthcare. Our healthcare segment provides intelligent systems that support a more natural and insightful approach to clinical documentation, freeing clinicians to spend more time caring for patients and helping care teams and health organizations drive meaningful financial and clinical outcomes. Our principal solutions include dragon medical cloud-based solutions ("Dragon Medical One"), computer assisted physician documentation ("CAPD"), diagnostic imaging solutions, Nuance® Dragon Ambient eXperience™ ("DAX"), clinical documentation improvement ("CDI") and coding.
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
Acquisition of Nuance Communications, Inc. by Microsoft Corporation
On April 11, 2021, we entered into a Merger Agreement with Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction. Pursuant to the Merger Agreement, following consummation of the Merger Nuance will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Microsoft a termination fee of $515.0 million (including in connection with our entry into an agreement with respect to a Superior Proposal, as defined in the Merger Agreement, if certain conditions are met). The consummation of the Merger remains subject to customary closing conditions, including satisfaction of certain regulatory approvals and other customary closing conditions. The Merger is currently intended to close by December 31, 2021.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement previously filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and which will contain important information about Nuance and the Merger.
Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net (loss) income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of key financial metrics for the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020, is as follows:
•Total revenues were $1,029.3 million for the nine months ended June 30, 2021, as compared to $976.1 million for the nine months ended June 30, 2020;
•Net loss from continuing operations for the nine months ended June 30, 2021 was $6.6 million, compared to net income from continuing operations of $19.4 million for the nine months ended June 30, 2020;
•Gross margins for the nine months ended June 30, 2021 were 62.3%, compared to 59.6% for the nine months ended June 30, 2020;
•Operating margins for the nine months ended June 30, 2021 were 7.4%, compared to 6.1% for nine months ended June 30, 2020; and

•Operating cash flows from continuing operations increased by $58.1 million to $188.3 million for the nine months ended June 30, 2021, compared to $130.2 million for the nine months ended June 30, 2020.
RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Hosting and professional services	$208.2	$185.6	$22.7	12.2%
Product and licensing	66.3	48.7	17.6	36.1%
Maintenance and support	62.1	64.4	(2.3)	(3.5)%
Total revenues	$336.6	$298.6	$38.0	12.7%

United States	$271.1	$232.3	$38.8	16.7%
International	65.5	66.3	(0.8)	(1.2)%
Total revenues	$336.6	$298.6	$38.0	12.7%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Hosting and professional services	$602.0	$541.6	$60.4	11.2%
Product and licensing	238.1	243.3	(5.2)	(2.1)%
Maintenance and support	189.2	191.1	(2.0)	(1.0)%
Total revenues	$1,029.3	$976.1	$53.3	5.5%

United States	$821.7	$775.9	$45.8	5.9%
International	207.6	200.2	7.5	3.7%
Total revenues	$1,029.3	$976.1	$53.3	5.5%
The geographic split was 81% of total revenues in the United States and 19% internationally for the three months ended June 30, 2021, as compared to 78% of total revenues in the United States and 22% internationally for the three months ended June 30, 2020.
The geographic split was 80% of total revenues in the United States and 20% internationally for the nine months ended June 30, 2021, as compared to 79% of total revenues in the United States and 21% internationally for the nine months ended June 30, 2020.
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

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Hosting revenue	$183.4	$154.5	$28.9	18.7%
Professional services revenue	24.8	31.1	(6.3)	(20.2)%
Hosting and professional services revenue	$208.2	$185.6	$22.7	12.2%
As a percentage of total revenue	61.9%	62.1%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Hosting revenue	$522.7	$452.6	$70.1	15.5%
Professional services revenue	79.3	89.0	(9.7)	(10.9)%
Hosting and professional services revenue	$602.0	$541.6	$60.4	11.2%
As a percentage of total revenue	58.5%	55.5%
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Hosting revenue for the three months ended June 30, 2021 increased by $28.9 million, or 18.7%, primarily due to a $28.2 million increase in Healthcare, driven by the growth in our Dragon Medical Cloud solutions and our continued transition from a license model to a cloud based model. As a percentage of total revenue, hosting revenue increased from 51.7% to 54.5% for the three months ended June 30, 2021.
Professional services revenue for the three months ended June 30, 2021 decreased by $6.3 million, or 20.2%, primarily due to a $7.0 million decrease in Enterprise, driven by the timing of customer projects for the voice engagement suite of products. As a percentage of total revenue, professional services revenue decreased from 10.4% to 7.4% for the three months ended June 30, 2021.
Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020
Hosting revenue for the nine months ended June 30, 2021 increased by $70.1 million, or 15.5%, primarily due to a $76.2 million increase in Healthcare, driven by the growth in our Dragon Medical, CAPD, and CDI Cloud solutions and our continued transition from a license model to a cloud based model. As a percentage of total revenue, hosting revenue increased from 46.4% to 50.8% for the nine months ended June 30, 2021.
Professional services revenue for the nine months ended June 30, 2021 decreased by $9.7 million, or 10.9%, primarily due to an $8.7 million decrease in Enterprise, driven by a decrease in professional services related to the voice engagement suite of products. As a percentage of total revenue, professional services revenue decreased from 9.1% to 7.7% for the nine months ended June 30, 2021.
Product and Licensing Revenue
Product and licensing revenue primarily consist of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Product and licensing revenue	$66.3	$48.7	$17.6	36.1%
As a percentage of total revenue	19.7%	16.3%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Product and licensing revenue	$238.1	$243.3	$(5.2)	(2.1)%
As a percentage of total revenue	23.1%	24.9%

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Product and licensing revenue for the three months ended June 30, 2021 increased by $17.6 million, or 36.1%, due to a $9.1 million increase in Healthcare and a $9.7 million increase in Enterprise. Healthcare product and licensing revenue increased primarily due to a non-cash revenue reduction related to our CDI offering in the third quarter of fiscal year 2020, setting up a year-over-year increase. Enterprise product and licensing revenue increased primarily due to the timing of license contracts. As a percentage of total revenue, product and licensing revenue increased from 16.3% to 19.7% for the three months ended June 30, 2021.
Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020
Product and licensing revenue for the nine months ended June 30, 2021 decreased by $5.2 million, or 2.1%, due to a $9.8 million decrease in Healthcare, driven by a non-strategic legacy term license contract. Also contributing to the decrease is the continued transition from a license model to a cloud based model within our Healthcare segment. As a percentage of total revenue, product and licensing revenue decreased from 24.9% to 23.1% for the nine months ended June 30, 2021.
Maintenance and Support Revenue
Maintenance and support revenue primarily consist of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Maintenance and support revenue	$62.1	$64.4	$(2.3)	(3.5)%
As a percentage of total revenue	18.4%	21.6%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Maintenance and support revenue	$189.2	$191.1	$(2.0)	(1.0)%
As a percentage of total revenue	18.4%	19.6%
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Maintenance and support revenue for the three months ended June 30, 2021 decreased by $2.3 million, or 3.5%, primarily due to a $3.0 million decrease in Healthcare, driven by the continued transition from software sold with maintenance and support to cloud-based solutions. As a percentage of total revenue, maintenance and support revenue decreased from 21.6% to 18.4% for the three months ended June 30, 2021.
Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020
Maintenance and support revenue for the nine months ended June 30, 2021 decreased by $2.0 million, or 1.0%, primarily due to a $3.9 million decrease in Healthcare, driven by the continued transition from software sold with maintenance and support to cloud-based solutions. As a percentage of total revenue, product and licensing revenue decreased from 19.6% to 18.4% for the nine months ended June 30, 2021.
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

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Cost of hosting and professional services revenue	$111.9	$96.3	$15.6	16.2%
As a percentage of professional services and hosting revenue	53.7%	51.9%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Cost of hosting and professional services revenue	$323.5	$298.0	$25.5	8.5%
As a percentage of professional services and hosting revenue	53.7%	55.0%
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Cost of hosting and professional services revenue for the three months ended June 30, 2021 increased by $15.6 million, or 16.2%, primarily driven by increased employee headcount to support the continued growth and expansion of our cloud-based solutions. Gross margin decreased by 1.8 percentage points primarily due to a decrease in professional services related to the voice engagement suite of products.
Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020
Cost of hosting and professional services revenue for the nine months ended June 30, 2021 increased by $25.5 million, or 8.5%, primarily driven by increased employee headcount to support the continued growth and expansion of our cloud-based solutions. Gross margin increased by 1.3 percentage points primarily due to the growth in Dragon Medical cloud-based solution, which is margin accretive.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Cost of product and licensing revenue	$5.0	$10.3	$(5.3)	(51.4)%
As a percentage of product and licensing revenue	7.5%	21.1%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Cost of product and licensing revenue	$27.9	$53.3	$(25.4)	(47.7)%
As a percentage of product and licensing revenue	11.7%	21.9%
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Cost of product and licensing revenue for the three months ended June 30, 2021 decreased by $5.3 million, or 51.4%. Gross margin increased by 13.5 percentage points, primarily due to higher licensing revenue on relatively flat licensing costs in Enterprise.
Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020
Cost of product and licensing revenue for the nine months ended June 30, 2021 decreased by $25.4 million, or 47.7%. Gross margin increased by 10.2 percentage points year-over-year. The decrease in cost and increase in gross margin was primarily due to higher royalty costs related to a legacy term license transaction in Healthcare for the first quarter of fiscal year 2021.
Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Cost of maintenance and support revenue	$7.8	$7.3	$0.4	5.9%
As a percentage of maintenance and support revenue	12.5%	11.4%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Cost of maintenance and support revenue	$22.5	$23.2	$(0.7)	(3.0)%
As a percentage of maintenance and support revenue	11.9%	12.1%
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Cost of maintenance and support revenue for the three months ended June 30, 2021 increased by $0.4 million, or 5.9%. Gross margins decreased by 1.1 percentage points primarily driven by higher Healthcare maintenance and support costs.
Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020
Cost of maintenance and support revenue for the nine months ended June 30, 2021 decreased by $0.7 million, or 3.0%, primarily due to the continued transition from license transactions with maintenance and support to cloud-based solutions in Healthcare. Gross margins increased by 0.2 percentage points.
Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows R&D expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Research and development expense	$63.7	$53.9	$9.8	18.1%
As a percentage of total revenue	18.9%	18.1%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Research and development expense	$179.7	$164.6	$15.0	9.1%
As a percentage of total revenue	17.5%	16.9%
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
R&D expense increased by $9.8 million, or 18.1%, primarily due to a higher employee headcount as we continued to invest in our core technologies to power new products and solutions.
Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020
R&D expense increased by $15.0 million, or 9.1%, primarily due to a higher employee headcount as we continued to invest in our core technologies to power new products and solutions.
Sales and Marketing Expense
Sales and marketing expense include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Sales and marketing expense	$73.1	$63.7	$9.4	14.7%
As a percentage of total revenue	21.7%	21.3%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Sales and marketing expense	$208.8	$199.6	$9.2	4.6%
As a percentage of total revenue	20.3%	20.5%
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Sales and marketing expense for the three months ended June 30, 2021 increased by $9.4 million, or 14.7%, primarily due to a higher employee headcount as we continue to invest in our sales force to support new products and solutions.
Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020
Sales and marketing expense for the nine months ended June 30, 2021 increased by $9.2 million, or 4.6%, primarily due to a higher employee headcount as we continue to invest in our sales force to support new products and solutions.
General and Administrative Expense
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
General and administrative expense	$36.4	$37.6	$(1.2)	(3.2)%
As a percentage of total revenue	10.8%	12.6%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
General and administrative expense	$113.3	$114.0	$(0.7)	(0.6)%
As a percentage of total revenue	11.0%	11.7%
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
G&A expense decreased by $1.2 million, or 3.2%, primarily due to our cost savings initiatives.
Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020
G&A expense decreased by $0.7 million, or 0.6%, primarily due to our cost savings initiatives, and lower traveling and entertainment expenses.
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

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Cost of revenue	$5.3	$6.4	$(1.1)	(17.6)%
Operating expenses	10.7	8.6	2.2	25.2%
Total amortization expense	$16.0	$14.9	$1.0	7.0%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Cost of revenue	$14.4	$19.5	$(5.1)	(25.9)%
Operating expenses	32.0	26.3	5.7	21.8%
Total amortization expense	$46.4	$45.8	$0.7	1.5%
The increase in total amortization of intangible assets for the three and nine months ended June 30, 2021, as compared to prior-year periods, was primarily due to the amortization of acquired technology assets from a recent acquisition.
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

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Transition and integration costs	$1.6	$0.9	$0.7	84.5%
Professional service fees	0.1	(0.1)	0.1	(176.3)%
Acquisition-related adjustments	(1.0)	—	(0.9)	2,247.6%
Total Acquisition-related costs, net	$0.7	$0.8	$(0.1)	(7.8)%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Transition and integration costs	$2.8	$3.7	$(0.9)	(23.3)%
Professional service fees	0.8	—	0.8	(84,200.0)%
Acquisition-related adjustments	(1.0)	—	(0.9)	2,140.9%
Total Acquisition-related costs, net	$2.7	$3.7	$(1.0)	(26.3)%
The decrease in acquisition-related cost, net for the three and nine months ended June 30, 2021, as compared to prior-year periods, was primarily due to overall reduced acquisition and integration activities, as well as certain contingent liabilities related to specified performance goals not being met and therefore we are not liable to pay the selling stockholders of a previous transaction certain post-closing payments.

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

	Three Months Ended June 30,
	2021					2020
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$156	$1,301	$1,457	$—	$1,457	$70	$2	$72	$—	$72
Enterprise	—	923	923	—	923	(121)	76	(45)	—	(45)
Other	—	(91)	(91)	—	(91)	—	34	34	—	34
Corporate	84	—	84	14,874	14,958	445	9	454	1,356	1,810
Total	$240	$2,133	$2,373	$14,874	$17,247	$394	$121	$515	$1,356	$1,871

	Nine Months Ended June 30,
	2021					2020
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$3,490	$1,982	$5,472	$—	$5,472	$1,699	$1,777	$3,476	$—	$3,476
Enterprise	1,264	6,127	7,391	—	7,391	1,416	794	2,210	—	2,210
Other	—	77	77	—	77	—	(277)	(277)	—	(277)
Corporate	1,382	21	1,403	13,949	15,352	1,461	360	1,821	7,500	9,321
Total	$6,136	$8,207	$14,343	$13,949	$28,292	$4,576	$2,654	$7,230	$7,500	$14,730

Fiscal Year 2021
For the nine months ended June 30, 2021, we recorded restructuring charges of $14.3 million, which included $6.1 million related to the termination of approximately 80 employees and $8.2 million of charges related to closing certain idle facilities. Of these amounts, $2.4 million was recorded for the three months ended June 30, 2021, which related primarily to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the geographic footprint of our offices and facilities. We expect the remaining outstanding severance of $0.7 million to be substantially paid during fiscal year 2021, and the remaining $16.8 million lease payments to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the nine months ended June 30, 2021, we recorded approximately $16.2 million of expenses related to the acquisition of Nuance by Microsoft, and $1.3 million of professional service expenses related to other corporate initiatives, offset in part by $3.5 million of insurance recoveries. During the three months ended June 30, 2021, we recorded $16.2 million expenses related to the acquisition of Nuance by Microsoft, and $0.7 million of professional service expenses related to other corporate initiatives, offset in part by $2.0 million of insurance recoveries.
Fiscal Year 2020
For the nine months ended June 30, 2020, we recorded restructuring charges of $7.2 million, which included $4.6 million related to the termination of approximately 51 employees and $2.7 million related to certain restructuring facilities. Of these amounts, $0.5 million was recorded for the three months ended June 30, 2020, which was related primarily to termination of certain employees. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, for the nine months ended June 30, 2020, we recorded $4.6 million expenses related to the separation of our Automotive business, a $2.0 million impairment charge of a right-of-use asset due to the COVID-19 pandemic, and a $0.9 million legal expense related to insurance claims. Of these amounts, we recorded $0.4 million related to the separation of our Automotive business and $0.9 million of legal expenses related to insurance claims for the three months ended June 30, 2020.

Other Income (Expense), Net
A summary is as follows (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Interest income	$0.1	$0.6	$(0.5)	(84.8)%
Interest expense	(18.6)	(23.7)	5.0	(21.3)%
Other (expense) income, net	(17.0)	0.6	(17.6)	(2,768.7)%
Total other expense, net	$(35.5)	$(22.4)	$(13.1)	58.3%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Interest income	$0.5	$4.3	$(3.8)	(88.5)%
Interest expense	(64.7)	(71.1)	6.4	(9.0)%
Other (expense) income, net	(15.9)	(13.1)	(2.8)	21.4%
Total other expense, net	$(80.1)	$(79.9)	$(0.2)	0.2%
Interest income for the three and nine months ended June 30, 2021 decreased primarily due to lower yields and decreases in cash and marketable securities for the current year period.
Interest expense for the three and nine months ended June 30, 2021 decreased as we repaid $300.0 million of the 2024 Senior Notes in October 2019. We also repurchased $123.8 million notional amounts of the 1.25% and 1.5% Convertible Debentures during the second quarter of fiscal year 2020, and had redemptions of $521.9 million notional amounts of the 1.0% and 1.5% Convertible Debentures during the third quarter of fiscal year 2021. Additionally, holders of our 1.5% 2035 Debentures exercised their right to convert $118.3 million notional amount in May 2021.
Other expense, net for the three and nine months ended June 30, 2021 increased primarily due to losses on conversions and redemptions of debt in the third quarter of fiscal year 2021.
(Benefit) Provision for Income Taxes
The following table shows the (benefit) provision for income taxes on continuing operations and the effective income tax rate (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Benefit for income taxes	$(4.4)	$(12.8)	$8.4	(65.4)%
Effective income tax rate	14.4%	121.5%

	Nine Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Provision (benefit) for income taxes	$2.7	$(40.2)	$42.9	(106.7)%
Effective income tax rate	(69.8)%	193.3%
The effective income tax rate is based upon the income for the year, the geographic mix of our income, the composition of the income in different countries, changes relating to valuation allowances and the potential tax consequences of resolving audits or other tax contingencies.
Our effective income tax rate was 14.4% for the three months ended June 30, 2021, compared to 121.5% for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States. The effective tax rate for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance on deferred tax assets in the United States and a foreign tax benefit related to a prior-year intangible property transfer.

Our effective income tax rate was (69.8)% for the nine months ended June 30, 2021, compared to 193.3% for the nine months ended June 30, 2020. The effective tax rate for the nine months ended June 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States. The effective tax rate for the nine months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to a deferred tax benefit from an adjustment to domestic valuation allowance and a foreign tax benefit related to prior-year intangible property transfers.
Valuation Allowances
As of June 30, 2021 and September 30, 2020, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. We continue to believe its negative evidence outweighs its positive evidence after considering recent profitability trends and the disposition of the medical transcription and EHR implementation businesses. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of June 30, 2021, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
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
On March 1, 2021, we completed the sale of the Business and received approximately $29.8 million in cash, subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a loss of $12.5 million, which is included within net income (loss) from discontinued operations. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, will have a material impact on our results of operations.
For all periods presented, the Businesses' results of operations have been included within discontinued operations in our condensed consolidated financial statements.

SEGMENT ANALYSIS
The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended June 30,		Change	Percent Change
	2021	2020
Segment Revenues (a):
Healthcare	$195.2	$160.1	$35.1	21.9%
Enterprise	137.1	130.4	6.7	5.1%
Other	4.3	8.1	(3.9)	(47.5)%
Total segment revenues	$336.6	$298.6	$38.0	12.7%
Segment Profit:
Healthcare	$60.0	$48.7	$11.3	23.2%
Enterprise	38.9	36.5	2.4	6.5%
Other	2.0	5.0	(3.0)	(60.2)%
Total segment profit	$100.9	$90.2	$10.6	11.8%
Segment Profit Margin:
Healthcare	30.7%	30.4%	0.3
Enterprise	28.4%	28.0%	0.4
Other	46.9%	61.8%	(14.9)
Total segment profit margin	30.0%	30.2%	(0.2)

	Nine Months Ended June 30,		Change	Percent Change
	2021	2020
Segment Revenues (a):
Healthcare	$606.4	$544.9	$61.5	11.3%
Enterprise	406.3	406.3	(0.1)	—%
Other	16.6	25.2	(8.5)	(33.9)%
Total segment revenues	$1,029.3	$976.4	$53.0	5.4%
Less: acquisition related revenues adjustments	—	(0.3)	0.3	(100.0)%
Total revenues	$1,029.3	$976.1	$53.3	5.5%
Segment Profit:
Healthcare	$220.0	$175.7	$44.3	25.2%
Enterprise	113.0	116.3	(3.3)	(2.9)%
Other	9.4	14.0	(4.6)	(32.7)%
Total segment profit	$342.4	$306.0	$36.4	11.9%
Segment Profit Margin:
Healthcare	36.3%	32.2%	4.0
Enterprise	27.8%	28.6%	(0.8)
Other	56.5%	55.5%	1.0
Total segment profit margin	33.3%	31.3%	1.9
__________
(a)Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.
Segment Revenues
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
•Healthcare segment revenue increased by $35.1 million, or 21.9%, driven primarily by growth in Dragon Medical and CDI cloud offerings. Revenue from Dragon Medical cloud and DAX cloud-based solutions increased by $20.9 million, or 29.3%, to $92.3 million for the three months ended June 30, 2021 from $71.4 million for the three months ended June 30, 2020, primarily due to the continued market penetration and customer transition of Dragon Medical One.

•Enterprise segment revenue increased by $6.7 million, or 5.1%, primarily due to the timing of licensing transactions.
•Other segment revenue decreased by $3.9 million, or 47.5%, as we continue to wind down our Other segment.
Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020
•Healthcare segment revenue increased by $61.5 million, or 11.3%, driven primarily by growth in the Dragon Medical, CAPD, and CDI cloud offerings, offset in part by a decline in Coding business. Revenue from Dragon Medical cloud and DAX cloud-based solutions increased by $56.3 million, or 27.5%, to $261.1 million for the nine months ended June 30, 2021 from $204.8 million for the nine months ended June 30, 2020, primarily due to the continued market penetration and customer transition of Dragon Medical One.
•Enterprise segment revenue decreased by $0.1 million, or relatively flat, as higher license revenue was offset by lower professional services revenue.
•Other segment revenue decreased by $8.5 million, or 33.9%, as we continue to wind down our Other segment.
Segment Profit
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
•Healthcare segment profit increased by $11.3 million, or 23.2%, primarily driven by revenue growth in Dragon Medical and CDI cloud. Segment profit margin increased by 0.3 percentage points to 30.7%, primarily driven by the growth in our Dragon Medical cloud-based solution, which is margin accretive.
•Enterprise segment profit increased by $2.4 million, or 6.5%, as higher segment revenue was only partially offset by higher cost of sales and operating expenses. Segment profit margin increased by 0.4 percentage points to 28.4%, primarily due to higher segment revenues, offset in part by higher cost of sales and operating expenses.
•Other segment profit decreased by $3.0 million, or 60.2%, as we continue to wind down our Other segment. Segment profit margin decreased by 14.9 percentage points to 46.9%.
Nine Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020
•Healthcare segment profit increased by $44.3 million, or 25.2%, primarily driven by revenue growth in the Dragon Medical, CAPD, and CDI cloud offerings. Segment profit margin increased by 4.0 percentage points to 36.3%, primarily driven by the growth in our Dragon Medical cloud-based solution, which is margin accretive.
•Enterprise segment profit decreased by $3.3 million, or 2.9%, as slightly lower segment revenues and lower cost of sales were more than offset by higher operating expenses. Segment profit margin decreased by 0.8 percentage points to 27.8%, primarily due to a slightly increased gross margin that was more than offset by higher operating expenses.
•Other segment profit decreased by $4.6 million, or 32.7%, as we continue to wind down our Other segment. Segment profit margin increased by 1.0 percentage points to 56.5%.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $300.9 million as of June 30, 2021, a decrease of $71.4 million from $372.3 million as of September 30, 2020. Our working capital, defined as total current assets less total current liabilities from continuing operations, was $(310.3) million as of June 30, 2021, compared to $(256.5) million as of September 30, 2020. Our working capital included $470.9 million and $432.2 million convertible debt as of June 30, 2021 and September 30, 2020, respectively. As of June 30, 2021, we had $298.1 million available for borrowing under our revolving credit facility. On February 4, 2021, we entered into the New Revolving Credit Agreement, which replaced our existing Amended Revolving Credit Agreement. The New Revolving Credit Agreement expires February 4, 2026, and increases the aggregate borrowing commitments to $300.0 million. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $41.0 million as of June 30, 2021 and $60.9 million as of September 30, 2020. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.
Acquisition of Nuance Communications, Inc. by Microsoft Corporation
On April 11, 2021, we entered into a Merger Agreement with Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction. Pursuant to the Merger Agreement, following consummation of the Merger Nuance will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The consummation of the Merger is subject to certain conditions, including the satisfaction of certain regulatory approvals and other customary closing conditions, but it is currently intended to close by December 31, 2021.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement previously filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and which will contain important information about Nuance and the Merger.
Disposition of Our Medical Transcription and EHR Implementation Businesses
In connection with our ongoing comprehensive portfolio and business review, on November 17, 2020, we entered into a definitive agreement to sell our medical transcription and EHR implementation businesses.
On March 1, 2021, we completed the sale of the Business and received approximately $29.8 million in cash, subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a loss of $12.5 million, which is included within net income (loss) from discontinued operations. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, will have a material impact on our results of operations.
Convertible Debentures
During the third quarter of fiscal year 2021, our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for each of our convertible debentures for at least 20 trading days during the 30 consecutive trading days ending June 30, 2021. As a result, the holders of our 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between July 1, 2021 and September 30, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. All three convertible notes with a total net book value of $470.9 million was included within current liabilities as of June 30, 2021.
Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash, and any amount payable in excess of the principal amount would be paid in cash or shares of our common stock at our election. During the third quarter of fiscal year 2021, holders of our 1.5% 2035 Debentures exercised their right to convert $118.3 million notional amount for $118.3 million in cash and 3.5 million shares of common stock. Additionally, during the third quarter of fiscal year 2021, we induced the exchange of $457.0 million notional amount of our 1.0% 2035 Debentures for $5.0 million in cash and 18.9 million shares of common stock, and $64.9 million notional amount of our 1.5% 2035 Debentures for $0.5 million in cash and 3.2 million shares of common stock. As part of these redemptions, we transferred non-cash consideration in the form of shares of common stock valued at $1,002.2 million for the 1.0% 2035 Debentures and $358.8 million for the 1.5% 2035 Debentures. As of June 30, 2021, $219.5 million in aggregate principal amount of the 1.0% 2035 Debentures and $44.1 million in aggregate principal amount of the 1.5% 2035 Debentures remained outstanding.
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

Net Cash Provided by Operating Activities
Cash provided by operating activities for the nine months ended June 30, 2021 was $197.5 million, an increase of $23.7 million from $173.7 million cash provided for the nine months ended June 30, 2020. The increase was primarily due to:
•An increase of $50.3 million in cash provided due to favorable changes in working capital, primarily due to the timing of cash collections and cash payments; and
•An increase of $35.4 million in cash provided due to higher income before non-cash charges; offset in part by,
•A decrease of $27.5 million in cash provided from changes in deferred revenue. Deferred revenue had a negative effect of $6.1 million on operating cash flows for the nine months ended June 30, 2021, as compared to a positive effect of $21.4 million for the nine months ended June 30, 2020; and
•A decrease of $34.4 million in cash flows provided from discontinued operations.
Net Cash (Used in) Provided by Investing Activities
Cash used in investing activities for the nine months ended June 30, 2021 was $73.6 million, a decrease of $162.0 million from $88.4 million cash provided for the nine months ended June 30, 2020. The decrease was primarily due to:
•An increase of $45.4 million in cash used for payments for business and asset acquisitions; and
•A decrease of $126.7 million in net proceeds from the sale and purchase of marketable securities and other investments; and
•A decrease of $0.5 million in cash provided by other investing activities; offset in part by,
•A decrease of $0.7 million in cash used for capital expenditures; and
•Net proceeds of $9.9 million from the sale of our medical transcription and EHR implementation businesses.
Net Cash Used in Financing Activities
Cash used in financing activities for the nine months ended June 30, 2021 was $192.9 million, a decrease of $386.4 million from $579.4 million cash used for the nine months ended June 30, 2020. The decrease was primarily due to:
•A decrease of $391.9 million in cash used for the repayment and redemption of debt; and
•A decrease of $169.2 million in cash used for share repurchases; offset in part by,
•A net contribution of $139.1 million from Cerence in connection with the spin-off of our Automotive business during the first quarter of fiscal year 2020; and
•An increase of $34.9 million in cash used for payments for taxes related to net share settlement of equity awards.
Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 11 to the accompanying condensed consolidated financial statements. For the nine months ended June 30, 2021, we spent approximately $123.8 million in cash and issued 25.6 million shares of common stock for the redemption of debt:
•In May 2021, holders of our 1.5% 2035 Debentures exercised their right to convert $118.3 million notional amount for $118.3 million in cash and 3.5 million shares of common stock.
•During the third quarter of fiscal year 2021, we induced the exchange of $457.0 million notional amount of our 1.0% 2035 Debentures for $5.0 million in cash and 18.9 million shares of common stock, and $64.9 million notional amount of 1.5% 2035 Debentures for $0.5 million in cash and 3.2 million shares of common stock.
Additionally, certain debt holders have exercised their right to convert Debentures that did not settle as of June 30, 2021. For the 1.0% 2035 Debentures, $89.2 million notional amount is redeemable for an estimated $89.2 million in cash and 2.1 million shares of common stock, and $19.0 million notional amount of our 1.5% 2035 Debentures for an estimated $19.0 million in cash and 0.6 million shares of common stock. The settlement of these conversions is expected to occur in the fourth quarter of fiscal year 2021.

As of June 30, 2021, we were in compliance with all the debt covenants. We may from time to time, depending on market and business conditions, repurchase outstanding debt in the open market or by private negotiation. We will not incur any cash interest payments during the fourth quarter of fiscal year 2021 due to the timing of when such payments are due. We expect to fund our debt service requirements through existing sources of liquidity and our operating cash flows.
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
We did not repurchase any shares of our common stock for the three and nine months ended June 30, 2021. We did not repurchase any shares of our common stock for the three months ended June 30, 2020, and we repurchased 9.5 million shares of our common stock for $169.2 million for the nine months ended June 30, 2020. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. As of June 30, 2021, approximately $261.2 million remained available for future repurchases under the program.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	Remainder of 2021	2022 and 2023	2024 and 2025	Thereafter
Convertible debentures (1)	$526.3	$526.3	$—	$—	$—
Senior notes (2)	500.0	—	—	—	500.0
Interest payable on long-term debt (3)	169.0	—	65.6	61.2	42.2
Letters of credit (4)	1.9	1.9	—	—	—
Lease obligations and other liabilities:
Operating leases (5)	113.7	6.3	38.7	27.1	41.6
Operating leases under restructuring	15.9	1.5	9.0	3.6	1.8
Purchase commitments for inventory, property and equipment (6)	94.7	23.4	71.3	—	—
Total contractual cash obligations	$1,421.5	$559.4	$184.6	$91.9	$585.6
__________
(1)As of June 30, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between July 1, 2021 and September 30, 2021. Additionally, the holders of the 1.5% 2035 Debentures will have the right to redeem the notes in November 2021. As a result, these convertible debentures were treated as if they were due in fiscal year 2021.
(2)The repayment schedule reflects all the senior notes outstanding as of June 30, 2021.
(3)Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of June 30, 2021, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.
(4)Letters of credit are in place primarily to secure future operating lease payments.
(5)Obligations include contractual lease commitments related to facilities that have subsequently been subleased. As of June 30, 2021, we have subleased certain facilities with total sublease income of $11.6 million through fiscal year 2027.
(6)These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customer backlog.

Total unrecognized tax benefits as of June 30, 2021 were $60.4 million. We do not expect any significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling shareholders were contingent upon the achievement of predetermined performance target over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of June 30, 2021, we may be required to pay the selling stockholders up to $1.8 million upon achieving specified performance goals, including the achievement of future bookings and sales targets related to the products of the acquired entities. In addition, certain deferred compensation payments to selling shareholders contingent upon their continued employment after the acquisition was recorded as compensation expense over the requisite service period. Additionally, as of June 30, 2021, the remaining deferred payment obligations of $16.1 million to certain former stockholders, which are contingent upon their continued employment, will be recognized ratably as compensation expense over the remaining requisite service periods.
Microsoft Acquisition Contingent Consideration
On April 11, 2021, we entered into a Merger Agreement with Microsoft, subject to the terms of which Microsoft has agreed to acquire Nuance. The consummation of the Merger remains subject to customary closing conditions including satisfaction of certain regulatory approvals. The Merger is currently intended to close by December 31, 2021. As part of the transaction, Nuance expects to incur liabilities of approximately $115 million that are contingent on the deal consummation. These liabilities include banker fees, legal fees, and certain retention bonuses.
Off-Balance Sheet Arrangements
Through June 30, 2021, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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

Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of June 30, 2021, we had not designated any contracts as fair value or cash flow hedges. The contracts generally have a maturity of less than 90 days. As of June 30, 2021, the notional contract amount of outstanding foreign currency exchange contracts was $26.6 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At June 30, 2021, we held approximately $300.9 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $3.0 million per annum, based on the balances of cash and cash equivalents and marketable securities as of June 30, 2021.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $54.44 as of June 30, 2021 (dollars in millions):

	June 30, 2021
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
1.5% 2035 Debentures	$116.3	$116.6	$11.8	$11.7
1.0% 2035 Debentures	$494.6	$495.5	$49.4	$49.5
1.25% 2025 Debentures	$730.9	$726.3	$70.9	$72.6
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

Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
This information is included in Note 16, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
Item 1A. Risk Factors
Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2020 and Item 1A of our Quarterly Report for the quarter ended March 31, 2021 set forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three and nine months ended June 30, 2021. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020 and Item 1A of our Quarterly Report for the quarter ended March 31, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2021 - April 30, 2021	—	—	—	$261.2 Million
May 1, 2021 - May 31, 2021	—	—	—	$261.2 Million
June 1, 2021 - June 30, 2021	—	—	—	$261.2 Million
Total	—		—
__________
(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved additional $500.0 million under our share repurchase program. As of June 30, 2021, approximately $261.2 million remained available for future repurchases under the program.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger Agreement, dated as of April 11, 2021, by and among Nuance Communications, Inc., Microsoft Corporation and Big Sky Merger Sub Inc.	8-K	000-27038	2.1	4/13/2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	000-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	001-36056	3.4	11/7/2019
3.6	Bylaws Amendment.	8-K	000-27038	3.1	4/13/2021
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101	The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.					X
104	The cover page of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on August 6, 2021.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer