Form 10-K
period 2021-09-30
Nuance Communications, Inc.
filed 2021-11-18
CIK 1002517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of March 31, 2021, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $10.0 billion based on the closing sale price as reported on the Nasdaq Global Select Market for such date.
The number of shares of the registrant’s common stock, outstanding as of October 31, 2021, was 319,452,053.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NUANCE COMMUNICATIONS, INC.

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking, including statements pertaining to: our future revenue, cost of revenue, research and development expense, selling, general and administrative expenses, amortization of intangible assets and gross margin, earnings, cash flows and liquidity; our strategy relating to our segments; the potential of future product releases; our product development plans and investments in research and development; future acquisitions and anticipated benefits from acquisitions; international operations and localized versions of our products; our contractual commitments; our fiscal year 2022 revenue and expense expectations and legal proceedings and litigation matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. We will not undertake and specifically decline any obligation to update any forward-looking statements, except to the extent required by law.
Item 1.Business
Overview
Nuance Communications, Inc. ("We", "Nuance", or the "Company") is a technology pioneer and market leader in conversational artificial intelligence ("AI") and ambient clinical intelligence. We deliver intuitive solutions that understand, analyze, and respond to people - amplifying their ability to help others with increased productivity and security. We work with thousands of organizations globally across healthcare, financial services, telecommunications, government, and retail - to create stronger relationships and better experiences for their customers and workforce. We offer our customers a wide range of products and services, including clinical documentation, solutions for clinicians, radiologists and care teams, as well as intelligent customer engagement and security and biometric solutions for leading brands. In addition, our solutions increasingly utilize our innovations in AI, including cognitive sciences and machine learning to create smarter, more natural experiences with technology. Using advanced analytics and algorithms, our technologies create personalized experiences and transform the way people interact with information and the technology around them. We market and sell our solutions and technologies around the world directly through a dedicated sales force and a global network of resellers, including system integrators, independent software vendors, value-added resellers, distributors, hardware vendors, telecommunications carriers and e-commerce websites.
We are a global organization steeped in research and development ("R&D"). We have approximately 1,700 language scientists, developers, and engineers dedicated to continually refining our technologies and advancing our portfolio to better meet our customers’ diverse and changing needs. As of September 30, 2021, we had operations and a sales force in 27 countries. Our corporate headquarters is in Burlington, Massachusetts, and our international headquarters is in Dublin, Ireland. In fiscal year 2021, our revenue was approximately $1.4 billion.
On April 11, 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Microsoft Corporation ("Microsoft"). Subject to the terms and conditions of the Merger Agreement, Microsoft agreed to acquire Nuance for $56.00 per share in an all-cash transaction. Pursuant to the Merger Agreement, following consummation of the merger of a wholly-owned subsidiary of Microsoft with and into Nuance (the"Merger"), Nuance will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Microsoft a termination fee of $515.0 million (including in connection with our entry into an agreement with respect to a Superior Proposal, as defined in the Merger Agreement, if certain conditions are met). The consummation of the Merger remains subject to customary closing conditions, including satisfaction of certain regulatory approvals and other customary closing conditions. The Merger is currently expected to close by the end of our first quarter or early in our second quarter of fiscal year 2022.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement previously filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and that will contain important information about Nuance and the Merger.
Our Strategy
With recent sales, spin-offs and exits from various business lines, including most recently the sale of our medical transcription and EHR implementation businesses, we are positioned to be a simpler and more growth-oriented company, which enables us to prioritize and execute our conversational AI strategies within Healthcare and Enterprise. The key elements of our strategy include:
•Transitioning to and expansion of our Healthcare cloud-based offerings. We are transitioning our Healthcare solutions to the cloud, enabling us to shift our revenue mix to a more subscription-based, higher-value recurring model. We have established Nuance as a cloud platform in all our strategic solutions within Healthcare. During fiscal year 2021, we continued to make significant progress migrating our customers to the cloud with Dragon Medical One ("DMO"), PowerScribe One, and CDE One. We continued to bolster the sales of our newer cloud solutions, such as cloud-based Computer-Assisted Physician Documentation ("CAPD") solutions, and Nuance® Dragon Ambient eXperience™ (DAX™), an ambient clinical intelligence ("ACI") solution. We have created a go-to-market approach that aligns sales compensation to our cloud models, and have enabled our channel to sell Dragon Medical cloud. We also offer Dragon Medical cloud offerings in certain international markets, including UK, France, Belgium, Netherlands, Germany, and Finland.
•Expanding our Intelligent Engagement portfolio in Enterprise, with a focus on cloud. While we maintain leadership in interactive voice response ("IVR") offerings, we have increased our focus on Intelligent Engagement growth opportunities, including digital, voice, and Security and Biometrics solutions. We expanded the cloud-native stack with the roll-out of Nuance Mix™ and Intelligent Engagement Services for Conversational AI, Messaging, and Agent AI. We continue to grow our market share of Nuance Gatekeeper, a cloud-native voice biometrics and authentication solution. These solutions offer customers more flexible integration with third-party systems and the ability to deploy across hosted, public, or private clouds. It gives large enterprises flexible deployment options while making Nuance technology available to smaller organizations via the cloud model.
•Accelerating our innovation activities. We are accelerating investment in R&D, focusing on new AI products that deliver additional value to our existing customer base. In Healthcare we continued to expand the number of specialties supported by Nuance DAX and the capabilities of Nuance DAX for telehealth. Building on our DMO platform, we offer CAPD solutions for sub-specialties, including surgical, cardiovascular, and the emergency department, as well as new capabilities for the clinical documentation specialists through CDE One. Building on our large radiology installed base, we offer a suite of additional offerings for image sharing, communication, workflow orchestration, incidental findings follow-up, and the AI marketplace for Diagnostic Imaging in Healthcare. In Enterprise, building on our strong footprint in the Fortune 100 with IVR, we increase revenue, cost savings, and customer satisfaction through the addition of digital offerings and security and biometrics solutions for a seamless omnichannel experience. Enterprises have a choice of deployment whether they leverage our world-class professional services team or leverage Nuance Mix, an open enterprise-grade, SaaS tooling suite for creating advanced conversational experiences that power virtual assistants and IVR using Nuance’s industry-leading and cloud-agnostic conversational AI.
•Expanding our go-to-market presence. We are increasing sales coverage in new markets and developing solutions to build on our platform approach to increase our customer lifetime value. In Healthcare, we are pursuing under-served markets, including community hospitals, ambulatory clinics, and surgery centers. We also launched new solutions for specialty areas such as the emergency department, cardiovascular, and surgical. In Enterprise, we are expanding our Intelligent Engagement solutions into our existing IVR customer base and delivering new rapid AI development tools that will allow us to increase our penetration into mid-market accounts.
•Expanding internationally. In Healthcare, we continue to expand our international presence in the U.K., France, DACH region, Nordics, Australia, and Canada with a growing direct sales force and new offerings. In Enterprise, we continue to expand our international presence in the U.K., France, Spain, Germany, Italy, Japan, Australia, New Zealand, Mexico, Brazil, Argentina, and Canada with expanded Intelligent Engagement offerings and sales focus.

•Growing through targeted acquisitions and strategic investments. While organic growth is our priority, we also expect to selectively and opportunistically pursue acquisitions and investments in businesses and technologies that advance the strategies described above.
Segments
As of September 30, 2021, we had three reportable segments: Healthcare, Enterprise, and Other. See Note 22 to the consolidated financial statements for additional information about our reportable segments. We offer our solutions and technologies to our customers in a variety of ways, including via hosted cloud-based solutions, perpetual and term software licenses, implementation and custom solution development services and maintenance and support. Our product revenues include traditional perpetual licensing, term-based licensing, royalties, and consumer sales. Our hosting, royalty, term license and maintenance and support revenues are recurring in nature as our customers use our products on an ongoing basis to handle their needs in clinical documentation, radiology diagnosis, and enterprise customer services. Our professional services offer a continuing revenue stream, whether it is provided in connection with our software solutions or on a standalone basis, as we have a backlog of engagements that take time to complete.
Healthcare
Our Healthcare segment provides intelligent systems that support a more natural and insightful approach to clinical documentation, freeing clinicians to spend more time caring for patients. Our Healthcare solutions capture, improve, and communicate more than 300 million patient stories each year, helping more than 550,000 clinicians in 10,000 global healthcare organizations to drive meaningful clinical and financial outcomes. Our clinical speech recognition, medical transcription, clinical documentation improvement ("CDI"), coding, quality, and medical imaging solutions provide a more complete and accurate view of patient care.
Our Healthcare segment revenues from continuing operations were $806.1 million, $720.2 million, and $700.6 million in fiscal years 2021, 2020 and 2019, respectively. Healthcare segment revenues represented 59.2%, 56.1% and 55.0% of total segment revenue in fiscal years 2021, 2020 and 2019, respectively. For each of fiscal years 2021, 2020 and 2019, no customer accounted for more than 10% of Healthcare revenue.
Our principal solutions for the Healthcare segment include the following:
•Dragon Medical One: Our cloud-based speech solution provides a consistent and personalized clinical documentation experience across solutions, platforms, and devices, regardless of physical location. DMO allows clinicians to use their voice to securely capture the patient story and control applications more naturally and efficiently - anywhere, anytime. DMO is HITRUST CSF-certified and uses a secure desktop app to keep data private and protected. It helps increase productivity and offers more flexibility and personalization while establishing a firm foundation for organizations to take advantage of new and future innovations, including virtual assistants and ACI.
•Computer-Assisted Physician Documentation: Powered by AI, our solutions give physicians in-workflow guidance to drive better outcomes across the continuum of care. Our CAPD solutions apply workflow and knowledge automation, proven clinical strategies and point-of-care advice to capture complete and accurate documentation while improving productivity and satisfaction. We make it easier to add specificity to existing diagnoses, discover evidence of undocumented diagnoses and support various specialties and care settings, including inpatient, outpatient, emergency medicine, surgical, and cardiovascular. Details are extracted from patient narratives for fast and accurate translation into discrete data, while coding assistance helps capture professional charges, improve quality and reduce retrospective queries.
•Diagnostic Imaging Solutions: Our diagnostic imaging solutions improve the efficiency and effectiveness of the radiologists’ work to improve clinical and financial outcomes across the continuum of care. Driving both speed and precision in how radiology is applied to patient care to maximize reimbursement, we reduce duplications and errors and help alleviate burnout. Using AI, we help automate time-consuming, non-value-added tasks, freeing radiologists to perform more important tasks. By focusing more on integrating patients’ clinical and imaging information and collaborating better with peers, we help radiologists uplift their role within the care team. Our industry-leading solutions for radiology deliver real-time intelligence in the workflow and include PowerScribe, which is used for 80% of radiology reports in the U.S. and PowerShare, which offers an image sharing network with more than 10,000 connected healthcare facilities. Our PowerScribe One cloud-based platform supports workflow orchestration, communication, incidental findings follow-up management, and works with our AI Marketplace for our diagnostic imaging solutions.
•Nuance® Dragon Ambient eXperience™: The Nuance DAX™ solution is a comprehensive, AI-powered, voice-enabled solution that uses ambient sensing technology to securely listen to clinician-patient encounter conversations while offering workflow and knowledge automation to complement the EHR. Exceeding the capabilities of a virtual or on-site scribe, Nuance DAX™ promotes a better patient experience by accurately capturing and appropriately contextualizing every word of the patient encounter and automatically documenting patient care without taking the physician's attention off the patient. The Nuance DAX™ solution is built on Microsoft Azure, a highly secure HITRUST CSF certified platform, compliant with the Health Information Technology for Economic and Clinical Health ("HITECH") Act, and that has implemented the physical, technical, and administrative safeguards required by HIPAA.
•Clinical Documentation Improvement and Coding: Our comprehensive portfolio of cloud-based technologies is designed to help increase the productivity and effectiveness of CDI teams. Our clinically focused program and services deliver documentation guidance, AI-powered encounter prioritization, workflow management, denials support and analytics to drive better documentation across the care continuum. Designed with scale and reliability in mind, these solutions require lower installation, deployment and maintenance costs and are hosted on Microsoft Azure, a HITRUST CSF-certified infrastructure to support privacy, security and compliance. We provide real-time insights that promote a performance-driven program, allow peer comparisons and identify opportunities for improvement. Our Coding solutions offer cloud-based, enterprise-wide products and services that are designed to improve coder productivity and maintain the highest levels of accuracy and compliance. These solutions effectively manage and monitor the types of compliance coding challenges that can put a health system at risk for delayed and reduced reimbursement. We help manage the workflow by bringing together the tools needed to provide better visibility into key coding performance indicators. Coder productivity can be enhanced by enabling a more complete and accurate review of both inpatient and outpatient encounters that are associated with facility and professional service fees.
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
Enterprise segment revenues were $535.4 million, $530.0 million, and $510.8 million in fiscal years 2021, 2020 and 2019, respectively. Enterprise segment revenues represented 39.3%, 41.3% and 40.1% of total segment revenues in fiscal years 2021,

2020 and 2019, respectively. For each of fiscal years 2021, 2020 and 2019, no customer accounted for more than 10% of Enterprise revenue.
Our principal solutions for the Enterprise segment include the following:
•Intelligent Engagement Solutions: Our open, modular cloud platform provides enterprises with the ability to implement virtual- and live-engagement across nearly all digital voice and text channels. The platform supports virtual assistant, live engagement and proactive notification services, using our conversational AI, engagement AI and security AI capabilities. Our Intelligent Engagement cloud is sold both directly and through partners and largely in multi-year agreements with volume-based transactional pricing and associated professional services.
•Conversational AI: Nuance Mix™ is our open, enterprise-grade SaaS rapid application development suite that is used to create advanced conversational experiences that power virtual assistants and IVR systems, using our industry-leading and cloud-agnostic conversational AI. As global organizations increasingly look to integrate Conversational AI into their digital and voice customer engagements, the ability to build a conversational experience once and deploy it across nearly any channel and modality has become critical. Nuance Mix also allows these organizations to build, maintain and deliver the complex enterprise-grade conversational experiences that help brands provide automated customer service, acquire customers and increase sales. Our Conversational AI solutions are integrated with IVR systems provided to the customer by us or by a wide range of third-party IVR and contact center vendors, who often resell our Conversational AI solutions. Our solutions in this category include automated speech recognition ("ASR"), TTS, NLU and dialog engines. We also offer a cloud hosted IVR and voice automation platform which is largely sold direct through multi-year agreements with volume-based transactional pricing and associated professional services.
•Engagement AI: Our digital solutions include intelligent virtual assistants, agent AI and live engagement capabilities. This enables companies to engage with their customers on any voice and digital channel, with high levels of automated customer self-service – and should an agent be needed – using agent AI to reduce agent handle time. Our solutions support a design-once, deploy many approach, allowing companies to deliver the same or similar customer experience across any voice and digital channel, including IVR/phone, web, mobile apps and messaging systems, including SMS text messaging, and messaging systems and apps such as Apple Business Chat and Google Business Messages, Facebook Messenger and WhatsApp. Our Engagement AI solutions also enable contact center agents to be more productive by giving them easier access to information with relevant, real-time insights, visibility into active conversations, and proactive recommendations to improve the customer and agent experience.
•Security AI: These solutions enable organizations to automate the identification and verification of their customers while preventing fraud in digital and voice channels. Nuance Gatekeeper is our cloud-native biometric security platform that combines industry-leading voice and behavioral conversational biometrics with intelligent detectors and an underlying risk engine to authenticate customers, identify fraudsters, and detect cases of potential fraud – quickly and accurately. We license our on-premise solutions via term license, and occasionally via perpetual license plus maintenance and support ("M&S"). We license our cloud solutions via transactional and/or annual volume agreements, frequently with multi-year commitments.
Areas of focus and expansion for our Enterprise segment include increasing the penetration of our full portfolio into our large existing customer base; bringing our Intelligent Engagement cloud to new customers, the mid-market and new international markets, especially Western Europe, Japan and Australia; expansion of our security and biometrics cloud solution; and continued investment in our AI-powered solutions to ensure we retain leadership throughout our solutions.
Other
Our Other segment currently consists primarily of voicemail transcription services following the sale of our Mobile Operator Services business in 2019 and the wind-down of our Devices business.
Other segment revenues were $20.9 million, $33.9 million, and $61.5 million in fiscal years 2021, 2020 and 2019, respectively. Other segment revenues represented 1.5%, 2.6% and 4.8% of total segment revenues in fiscal years 2021, 2020 and 2019, respectively.

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
We continue to invest in technologies to maintain our market-leading position and to develop new applications. We rely on a portfolio of patents, copyrights, trademarks, services marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. As of September 30, 2021, we held approximately 2,020 patents and 250 patent applications.
Competition
The markets in which we compete are highly competitive and are subject to rapid technology changes. There are a number of companies that develop or may develop solutions and technologies that compete in our target markets; however, currently no company directly competes with us across all of our solutions and technologies. While we expect competition to continue to increase both from existing competitors and new market entrants, we believe that we will compete effectively based on many factors, including:
•Data Driven Technological Superiority. We have deep domain expertise and our conversational AI technologies, applications and solutions are often recognized as the most innovative and proficient in their respective categories. Our ASR and NLU solutions have industry-leading recognition accuracy and provide a natural, voice-enabled interaction with systems, devices and applications. This technological superiority and AI verticalization are driven by our massive data repository of over 3,000 terabytes aggregated over more than two decades. Technology publications, analyst research and independent benchmarks have consistently indicated that our solutions and technologies rank at or above performance levels of alternative solutions.

•Leverageable Base of Strategic Partnerships. We are able to leverage our strong partnerships with EHR vendors, imaging providers, and contact center infrastructure players to integrate tightly into the workflow of our clients, across clinical environments and customer service centers. Additionally, our strategic partnerships with leading technology firms allow us to accelerate the continued progress and delivery of a broad suite of offerings, through joint research, development, and selling efforts.

•Flexible Deployment with Specialized Professional Services. By providing the optionality of supporting various hosting environments as well as offering premise-based solutions, we are flexible in how our superior technology can be deployed to the world’s largest companies. This flexibility is coupled with the high quality and domain knowledge of our professional services organization, allowing our customers and partners to place a high degree of confidence and trust in our ability to deliver results. We support our customers in designing and building powerful innovative solutions that specifically address their needs and requirements.

•Privileged Footprint with Established, Long-Tenured Client Base. With a presence in 77% of U.S. hospitals and with 80% of radiologists, we are an established market leader within Healthcare. Our flagship product Dragon Medical has a user base of over 550,000 physicians and over 55% market share of the entire U.S. physician market, creating an exciting opportunity to deploy incremental AI solutions and added intelligence across our installed base. Within our Enterprise division, we service 85% of Fortune 100 companies, reinforcing our established position in the upper end of the market.

•International Coverage. The international reach of our solutions and technologies is due to the broad language coverage of our offerings, including our ASR and NLU solutions, which provide recognition for over 85 languages and dialects and natural-sounding synthesized speech in over 200 voices, and support a broad range of hardware platforms and operating systems.
•Broad Distribution Channels. Our ability to address the needs of specific markets, such as financial, law enforecement, healthcare and government, and to introduce new solutions and technologies quickly and effectively is provided by our direct sales force, our extensive global network of resellers, comprising of system integrators, independent software vendors, value-added resellers, hardware vendors, telecommunications carriers and distributors, and our e-commerce website.

Our Healthcare segment competes against Optum, Amazon, Google, 3M, Phillips, and other smaller competitors. Our Enterprise segment competes against [24]7, Amazon, Genesys, Google, LivePerson, Salesforce, and Pindrop, among other less frequent competitors. Additionally, a number of smaller companies in voice recognition, natural language understanding, and text input offer technologies or products that are competitive with our solutions.
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
Employees
Our success as a company is made possible by our employees. We must attract, develop, and retain exceptional talent to meet the needs of our customers and create value for our stockholders. Our human capital management strategy is therefore of critical importance to the success of our company. This strategy is built on three key pillars: (1) Inclusion and Diversity, (2) Supporting our Employees, and (3) Growing and Developing our Talent.
As of September 30, 2021, we had approximately 6,900 full-time employees, including approximately 1,000 in sales and marketing, approximately 2,800 in hosting and maintenance and support services, approximately 700 in professional services, approximately 1,700 in R&D, and approximately 700 in general and administrative. Approximately 41% of our employees are based outside of the U.S. None of our employees in the U.S. are represented by a labor union. Employees of certain foreign subsidiaries are represented by labor unions or workers’ councils.
Inclusion and Diversity
Nuance’s AI solutions transform the way we connect and interact with each other, and that starts with a culture where everyone feels welcome, heard, and valued. Our team is stronger when our many diverse perspectives are celebrated – that’s how we deliver the best solutions for our company and our customers.
We are committed to inclusion and diversity at Nuance, and our management team is focused on fulfilling this commitment. We pay close attention to our diversity metrics to ensure we are making progress toward our goals. We measure gender, ethnicity, and age diversity, and our executive team reviews and discusses these metrics regularly. Nuance is also committed to pay equity and providing equal pay for equal work, regardless of gender, race, or other personal characteristics. We conduct pay-equity reviews to ensure we remain compliant and vigilant in providing fair pay.
At Nuance, we are focused on fostering a dynamic, diverse and inclusive workplace where each individual is celebrated for being themselves. We know that hiring people with diverse backgrounds and skillsets is a key ingredient for innovation, which is why our recruitment processes are built around improving our ability to identify the best, most diverse candidate pools. We ensure gender-neutral language in job descriptions and commit to bringing a diverse slate of candidates to a diverse interview panel at all levels of the company. We are also committed to creating an environment where our employees thrive both personally and professionally and creating opportunities for ongoing learning and dialogues that support an inclusive, diverse, and equitable culture.
Supporting our Employees
The physical and mental well-being of our employees and their families is a key priority, and we continue to expand our global benefits offerings to support our employees at every stage of their lives. We have specifically focused on ways to support our employees and their families through our policies, benefits, resources, and programs. Some examples of this include a global parental leave of 12 weeks, a phase back to work program for new parents, enhanced medical, dental, and vision plans, and significant enhancements to our family leave and bereavement policies to ensure our employees are able to take the time they need to take care of themselves and their loved ones. We have a variety of tools and resources for our employees to provide as much support as possible while working in changed and challenging circumstances, including providing our global employees access to a free premium subscription to a meditation app, along with various mental health resources. We provide a membership to an online marketplace to help our US employees to find child and elder care along with subsidized back up child/elder days. We also provide student loan refinancing support. Nuance continues to provide access to free employee assistance plans ("EAP") globally, mental health sessions, work/life balance support sessions, virtual yoga and fitness classes, and we have hosted a variety of virtual sessions for the family such as cooking demos, mindfulness for kids, and financial wellness.
Growing and Developing our Talent
We believe our technology is only as brilliant as the people who create it. From interns to executives, we encourage and support our employees to be life-long learners. By equipping our employees with tools and resources, and fostering an environment focused on personal and professional growth, we empower them to evolve our solutions and to work towards their unique career goals.
We know our best source of development and learning is each other – and we have created a variety of programs for our employees to support their development. Our global mentoring program, Mentoring Matters, allows employees to select mentors that share similar interests or have an area of expertise they wish to learn and develop in their current and future roles at Nuance. Additionally, we host monthly development workshops and product sessions with internal leaders and subject matter experts, publish monthly career development newsletters with information and resources for employees to expand their skillsets, and encourage our employees to use our multiple third-party learning platforms.
We are also focused on ensuring our people leaders have the resources and skills they need to be effective, support their teams, and deliver on the expectations we have of our managers at Nuance. This begins with our Manager Academy program, designed for all new and existing people managers to ensure that are supported and enabled to lead their teams. Our Leadership Academy, designed for mid- to senior-level leaders, is focused on delivering curated content and workshops tailored to their individual needs. Finally, Nuance sponsors a diverse group of senior leaders across the company to participate in a Harvard-sponsored executive leadership consortium. This consortium helps organizations accelerate leadership impact and build a diverse network of executives through a bespoke curriculum of business and leadership skills that enhance self-awareness, build confidence leading teams, and broaden the command of the business.
Information About Geographic Areas
We have offices in a number of international locations including Australia, Austria, Belgium, Canada, Germany, India, Ireland, Italy, Japan, and the U.K. The responsibilities of our international operations include research and development, customer support, sales and marketing and general and administrative. Additionally, we maintain smaller sales, services and support offices throughout the world to support our international customers and to expand international revenue opportunities.
Geographic revenue classification is based on the geographic areas in which our customers are located. For fiscal years 2021, 2020 and 2019, 80%, 79% and 80% of revenue from continuing operations was generated in the U.S. and 20%, 21% and 20% was generated by our international customers, respectively.
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
Risks Related to Our Business
Our liquidity, operations, business, financial condition, results of operations and cash flows may be adversely impacted by the novel coronavirus (COVID-19).

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The global spread of COVID-19 has created significant market volatility, uncertainty and economic disruption. The COVID-19 pandemic may adversely impact our business, financial condition, results of operations, liquidity and cash flows. While we have not experienced significant disruptions to our ability to conduct business thus far as a result of the pandemic, we are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications.
The extent to which the coronavirus pandemic will impact our business, operations, and financial results in the future will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the duration and scope of the pandemic;
•governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
•the actions taken in response to economic disruption;
•the impact of business disruptions on our customers and partners and the resulting impact on their demand for our products and services;
•our customers’ and partners’ ability to pay for our products and services; and
•our ability to provide our products and services, including as a result of our employees working remotely and/or closures of offices and facilities.
We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. Many of our customers are hospitals and other healthcare providers that are facing capital shortages and other changes to their businesses as they focus on fighting the pandemic. As a result, in particular with respect to our healthcare customers, our net new sales may be lower than expected; our ability to recognize revenue may be negatively impacted due to implementation delays, decreased utilization of certain products such as our PowerScribe and DAX solutions, decrease in volumes where we have transaction-based revenue, or other factors; our collections may be delayed, which will negatively affect our cash flows; some customers may go out of business, and we will be unsecured creditors and may not be able to collect what we are owed; our ability to provide 24x7 worldwide support to our customers may be affected; and our employees’ productivity may be negatively impacted as a result of almost all of our workforce working from home. The pandemic and accompanying market volatility, uncertainty and economic disruption may also have the effect of heightening many of the other risks described in the “Risk Factors” set forth in this Annual Report on Form 10-K. The ultimate impact of the COVID-19 pandemic and the effects of the operational changes we have made in response cannot be accurately predicted at this time.
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
Our revenue, bookings and operating results have fluctuated materially in the past and we expect such fluctuations to continue in the future. These fluctuations may cause our results of operations not to meet the expectations of securities analysts or investors which would likely cause the price of our stock to decline. Factors that may contribute to fluctuations in operating results include:
•volume, timing and fulfillment of customer orders and receipt of royalty reports;
•fluctuating sales by our channel partners to their customers;
•customers delaying their purchasing decisions in anticipation of new versions of our products;
•contractual counterparties failing to meet their contractual commitments to us;
•introduction of new products by us or our competitors;
•cybersecurity or data breaches;
•seasonality in purchasing patterns of our customers;
•reduction in the prices of our products in response to competition, market conditions or contractual obligations;
•returns and allowance charges in excess of accrued amounts;
•timing of significant marketing and sales promotions;
•impairment of goodwill or intangible assets;
•the pace of the transition to an on-demand and transactional revenue model;
•delayed realization of synergies resulting from our acquisitions;
•accounts receivable that are not collectible and write-offs of excess or obsolete inventory;
•increased expenditures incurred pursuing new product or market opportunities;
•higher than anticipated costs related to fixed-price contracts with our customers;
•change in costs due to regulatory or trade restrictions;
•expenses incurred in litigation matters, whether initiated by us or brought by third parties against us, and settlements or judgments we are required to pay in connection with disputes; and
•general economic trends as they affect the customer bases into which we sell.
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
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We generate most of our international revenue and bookings in Canada and Europe, and we anticipate that revenue and bookings from international operations could increase in the future. In addition, some of our products are developed outside the United States and we have a large number of employees in India who provide transcription and development services, and we also have a large number of employees in Canada, Germany and the United Kingdom who provide professional services. We conduct a significant portion of the development of our voice recognition and natural language understanding solutions in Canada and Germany. We also have significant research and development resources in Austria, Belgium, Italy, and the United Kingdom. We are exposed to fluctuating exchange rates of foreign currencies including the Euro, British pound, Australian dollar, Canadian dollar, Japanese yen, and Indian rupee. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:
•adverse political and economic conditions, or changes to such conditions, in a specific region or country;

•trade protection measures, including tariffs and import/export controls, imposed by the United States and/or by other countries or regional authorities such as Canada or the European Union;
•the impact on local and global economies of the United Kingdom leaving the European Union;
•changes in foreign currency exchange rates or the lack of ability to hedge certain foreign currencies;
•compliance with laws and regulations in many countries and any subsequent changes in such laws and regulations;
•geopolitical turmoil, including terrorism and war;
•changing data privacy regulations and customer requirements to locate data centers in certain jurisdictions;
•evolving restrictions on cross-border investment, including recent enhancements to the oversight by the Committee on Foreign Investment in the United States pursuant to the Foreign Investment Risk Preview Modernization Act;
•changes in applicable tax laws;
•difficulties in staffing and managing operations in multiple locations in many countries;
•longer payment cycles of foreign customers and timing of collections in foreign jurisdictions; and
•less effective protection of intellectual property outside the United States.
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
The confidentiality and security of our information, and that of third parties, is critical to our business. Our services involve the transmission, use, and storage of our customers’ and their customers' confidential information. We were the victim of a cybercrime in 2017, and future cybersecurity or data privacy incidents could have a material adverse effect on our results of operations and financial condition. While we maintain a broad array of information security and privacy measures, policies and practices, our networks may be breached through a variety of means, resulting in someone obtaining unauthorized access to our information, to information of our customers or their customers, or to our intellectual property; disabling or degrading service; or sabotaging systems or information. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees, contractors, and vendors. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We will continue to incur significant costs to continuously enhance our information security measures to defend against the threat of cybercrime. Any cybersecurity or data privacy incident or breach may result in:
•loss of revenue resulting from the operational disruption;
•loss of revenue or increased bad debt expense due to the inability to invoice properly or to customer dissatisfaction resulting in collection issues;
•loss of revenue due to loss of customers;

•material remediation costs to restore systems;
•material investments in new or enhanced systems in order to enhance our information security posture;
•cost of incentives offered to customers to restore confidence and maintain business relationships;
•reputational damage resulting in the failure to retain or attract customers;
•costs associated with potential litigation or governmental investigations;
•costs associated with any required notices of a data breach;
•costs associated with the potential loss of critical business data; and
•other consequences of which we are not currently aware but will discover through the remediation process.
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
In particular, we are subject to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information and personal health information, with additional laws applicable in some jurisdictions depending on the type of data collected or where the information is collected from children. In many cases, these laws apply not only to transfers between unrelated third parties but also to transfers between us and our subsidiaries. Many of the laws passed in this area are relatively new and their interpretation is evolving and changing. In the United States, the California Consumer Privacy Act ("CCPA"), went into effect in January 2020. The CCPA imposes privacy and data security obligations on companies and provides California consumers with certain rights as data subjects. Several other U.S. states have proposed data privacy laws that impose similar but non-identical obligations. In addition, some states have passed laws imposing increased data security and breach notification obligations on companies operating in the U.S. In the EU, the European General Data Protection Regulation (the “GDPR”), which went into effect in May 2018, imposes privacy and data security compliance obligations and significant penalties for noncompliance. The GDPR presents numerous privacy-related changes for companies operating in the EU, including rights guaranteed to data subjects, requirements for data portability for EU consumers, data breach notification requirements and significant fines for noncompliance. In GDPR enforcement matters, companies have faced fines for violations of certain provisions. Fines can reach as high as 4% of a company’s annual total revenue, potentially including the revenue of a company’s international affiliates. On July 16, 2020, the Court of Justice of the European Union issued a decision that invalidates the EU-U.S. Privacy Shield framework, a mechanism that companies had previously relied on to transfer information between the EU and U.S., on the basis that such transfer mechanism does not comply with the level of protection required under the GDPR. There is also an increase in regulation of biometric data globally, which may include voiceprints. In addition, we are subject to laws relating specifically to personal health information, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and HITECH Act.
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
As part of our business strategy, we have in the past acquired and divested, and expect to continue to acquire and may divest, other businesses and technologies. We also expect to from time to time pursue other strategic transactions including divestitures, joint ventures, minority stakes and strategic alliances. Our acquisitions and divestitures have required substantial integration and management efforts, and we expect future acquisitions, divestitures and other strategic transactions to require similar efforts. Successfully realizing the benefits of acquisitions, divestitures and other strategic transactions involves a number of risks, including:
•difficulty in transitioning and integrating the operations and personnel of the acquired businesses;
•difficulty in separating the operations, personnel and systems of divested businesses:
•potential negative impact on our profitability as a result of losses that may result from a divestiture, including the loss of sales and operating income or decrease in cash flows;
•retained exposure on financial guarantee leases, real estate and other contractual, employment, pension and severance obligations of divested business, and potential liabilities that may arise under law as a result of the disposition or the subsequent failure of an acquirer;
•potential disruption of our ongoing business and distraction of management;
•difficulty in incorporating acquired products and technologies into our products and technologies;
•potential difficulties in completing projects associated with in-process research and development;
•unanticipated expenses and delays in completing acquired development projects and technology integration and upgrades;
•challenges associated with managing additional, geographically remote businesses;
•impairment of relationships with partners and customers;
•assumption of unknown material liabilities of acquired companies;
•the accuracy of revenue and bookings projections of acquired companies;
•customers delaying purchases of our products pending resolution of product integration between our existing and our newly acquired products;

•entering markets or types of businesses in which we have limited experience; and
•potential loss of key employees of the acquired business or loss of key employees of a divested business.
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
Under accounting principles generally accepted in the United States, we record the market value of our common stock and other forms of consideration issued in connection with an acquisition as the cost of acquiring the company or business. We allocate that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships, based on their respective fair values. We base our estimates of fair value upon assumptions believed to be reasonable, but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and may adversely affect our operating results and cash flows:
•costs incurred to integrate the operations of businesses we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;
•impairment of goodwill or intangible assets;
•amortization of intangible assets acquired;
•a reduction in the useful lives of intangible assets acquired;
•identification of or changes to assumed contingent liabilities, both income tax and non-income tax related, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;
•charges to our operating results to eliminate certain duplicative pre-merger activities, to restructure our operations or to reduce our cost structure;
•charges to our operating results arising from expenses incurred to effect the acquisition; and
•charges to our operating results due to the expensing of stock awards assumed in acquisitions.
Intangible assets are generally amortized over three to ten years. Goodwill is not subject to amortization but is subject to an impairment analysis, at least annually, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of September 30, 2021, we recorded goodwill of $2,155.3 million and intangible assets of $128.3 million, net of accumulated amortization and impairment charges. In addition, purchase accounting limits our ability to recognize certain revenue that otherwise would have been recognized by the acquired company as an independent business. As a result, the combined company may delay revenue recognition or recognize less revenue than we and the acquired company would have recognized as independent companies.
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
We have significant intangible assets, including goodwill and other intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are customer relationships, patents and core technologies, technologies and trademarks. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets include the following:
•significant adjustments to our multi-year operating plans, in connection with our ongoing portfolio review;
•changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit;
•significant under performance relative to historical or projected future operating results;

•significant changes in the manner of or use of the acquired assets or the strategy for our overall business;
•significant negative industry or economic trends;
•significant decline in our stock price for a sustained period; and
•our market capitalization declining to below net book value.
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
We had a total accumulated deficit of $298.9 million and $272.2 million as of September 30, 2021 and 2020, respectively. If we are unable to return to and sustain our profitability, the market price for our stock may decline, perhaps substantially. We cannot assure you that our revenue or bookings will grow or that we will sustain profitability in the future. If we do not achieve profitability, we may be required to raise additional capital to maintain or grow our operations. Additional capital, if available at all, may be highly dilutive to existing investors or contain other unfavorable terms, such as a high interest rate and restrictive covenants.
Tax matters may cause significant variability in our financial results.
Our businesses are subject to income taxation in the United States, as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate and cash tax payments can vary significantly between periods due to a number of complex factors including:
•projected levels of taxable income;
•pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates;
•increases or decreases to valuation allowances recorded against deferred tax assets;
•tax audits conducted and settled by various tax authorities, either through administrative appeals, litigation or other dispute resolution methods;
•adjustments to income taxes upon finalization of income tax returns;
•the ability to claim foreign tax credits;
•the repatriation of non-U.S. earnings for which we have not previously provided for income taxes; and
•changes in tax laws and their interpretations in countries in which we are subject to taxation.

In December 2017, the United States enacted the Tax Cut and Jobs Act of 2017. We expect this to continue having a material impact on our tax financial results under United States generally accepted accounting principles. Future changes in U.S. and non-U.S. tax laws and regulations could have a material effect on our results of operations in the periods in which such laws and regulations become effective as well as in future periods. In the United States, such law changes could include new tax revenue raising provisions tied to the proposed “Build Back Better” Act which is currently under consideration in Congress. Globally, the OECD Inclusive Framework on Base Erosion and Profit shifting is advancing fundamental changes to the international corporate tax system creating new rules for the allocation of rights to tax global income and a global minimum tax.
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
Risks Related to the Merger
The announcement and pendency of the Merger may result in disruptions to our business.
On April 11, 2021, we entered into the Merger Agreement with Microsoft, pursuant to which we will be acquired by Microsoft in an all-cash transaction. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and restricts us, without Microsoft’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
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
The Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, the approval or clearance of the Merger under the antitrust and foreign investment laws of certain specified countries. There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be completed in a timely manner or at all. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on us.
If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur. We may also experience negative reactions from our investors, customers, partners, suppliers, and employees. In addition, if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Microsoft a termination fee of $515.0 million.
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
Our debt agreements contain, and any of our other future debt agreements or arrangements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:
•incur additional debt or issue guarantees;
•create liens;
•make certain investments;
•enter into transactions with our affiliates;
•sell certain assets;
•repurchase capital stock or make other restricted payments;
•declare or pay dividends or make other distributions to stockholders; and
•merge or consolidate with any entity.
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
We have a significant amount of debt. As of September 30, 2021, we had $918.0 million outstanding principal of debt, including $500.0 million of senior notes due in 2026, $25.1 million of 1.5% 2035 Convertible Debentures redeemable in November 2021, $130.3 million of 1.0% 2035 Convertible Debentures redeemable in December 2022, and $262.6 million of 1.25% 2025 Convertible Debentures redeemable in April 2025. Investors may require us to redeem these convertible debentures earlier than the dates indicated if the closing sale price of our common stock is more than 130% of the then current conversion price of the respective debentures for certain specified periods. If a holder elects to convert, we will be required to pay the principal amount in cash and any amounts payable in excess of the principal amount in cash or shares of our common stock, at our election. For example, during the third quarter of fiscal year 2021, holders of $118.3 million of our 1.5% 2035 Convertible Debentures exercised their rights to require us to repurchase such debentures. We also have a $300.0 million Revolving Credit Facility under which $1.9 million was committed to backing outstanding letters of credit issued and $298.1 million was available for borrowing at September 30, 2021. Our debt level could have important consequences. For example, it could:
•require us to use a large portion of our cash flow to pay principal and interest on debt, including the convertible debentures and the credit facility, which will reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development, exploit business opportunities, and undertake other business activities;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•limit, along with the financial and other restrictive covenants related to our debt, our ability to borrow additional funds, dispose of assets or pay cash dividends.
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
Our stock price historically has been, and may continue to be, volatile. Various factors contribute to the volatility of our stock price, including, for example, the status of the potential Merger, quarterly variations in our financial results, new product introductions by us or our competitors and general economic and market conditions. Sales of a substantial number of shares of our common stock by our largest stockholders, or the perception that such sales could occur, could also contribute to the volatility or our stock price. While we cannot predict the individual effect that any of these factors may have on the market price of our common stock, these factors, either individually or in the aggregate, could result in significant volatility in our stock price. Moreover, companies that have experienced volatility in the market price of their stock may be subject to securities class action litigation. Any such litigation could result in substantial costs and divert management's attention and resources.
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
Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
Our corporate headquarters are located in Burlington, Massachusetts. As of September 30, 2021, we leased approximately 941,000 square feet of building space, primarily in the United States, and to a lesser extent, in the Asia-Pacific regions, Europe and Canada. Larger leased sites include properties located in Montreal, Canada and Bangalore, India. In addition, we own 130,000 square feet of building space located in Melbourne, Florida.
We also include in the total square feet leased space leased in specialized data centers in Massachusetts, Washington, Texas, Colorado, and smaller facilities around the world.
We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of our business.
Item 3.Legal Proceedings
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
Item 4.Mine Safety Disclosures
Not applicable.

PART II
Item 5.Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “NUAN”.
As of October 31, 2021, there were 531 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
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
Stock Performance Graph
The following performance graph compares the Company’s cumulative total return on its common stock between September 30, 2016 and September 30, 2021 to the cumulative total return of the Russell 2000, and to the S&P Information Technology indices assuming $100 was invested in the Company’s common stock and each of the indices upon the closing of trading on September 30, 2016 and assuming the reinvestment of dividends, if any. The Company has have never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
* $100 invested on September 30, 2016 in stock or index, including reinvestment of dividends, for each of the fiscal years below.

	9/16	9/17	9/18	9/19	9/20	9/21

Nuance Communications, Inc.	100.00	108.41	119.45	112.48	264.58	438.77
Russell 2000	100.00	120.74	139.14	126.77	127.27	187.94
S&P Software & Services Select	100.00	119.45	166.04	171.39	221.20	334.51
Issuer Purchases of Equity Securities
The following is a summary of our share repurchases for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2021 - July 31, 2021	—	$—	—	$261.2 Million
August 1, 2021 - August 31, 2021	—	$—	—	$261.2 Million
September 1, 2021 - September 30, 2021	—	$—	—	$261.2 Million
Total	—		—
__________
(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved an additional $500.0 million under our share repurchase program. The program has no expiration date. As of September 30, 2021, approximately $261.2 million remained available for future repurchases under the program.
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

	Fiscal Year Ended September 30,
(In millions, except per share amounts)	2021	2020	2019	2018	2017
	(ASC 606)	(ASC 606)	(ASC 606)	(ASC 605)	(ASC 605)
Continuing Operations (a):
Total revenues	$1,362.4	$1,283.8	$1,271.2	$1,222.1	$1,129.7
Gross profit	$833.4	$762.8	$741.3	$706.8	$605.0
Income (loss) from operations	$82.7	$58.7	$42.5	$(255.1)	$(161.3)
Provision (benefit) for income taxes	$5.4	$(30.9)	$(23.2)	$(100.6)	$(31.9)
Net loss from continuing operations	$(17.4)	$(13.0)	$(41.6)	$(284.1)	$(299.9)
Net Loss Per Share - continuing operations:
Basic	$(0.06)	$(0.05)	$(0.15)	$(0.98)	$(1.04)
Diluted	$(0.06)	$(0.05)	$(0.15)	$(0.98)	$(1.04)
Weighted average common shares outstanding:
Basic	294.6	282.6	286.3	291.3	289.3
Diluted	294.6	282.6	286.3	291.3	289.3
Financial Position:
Cash and cash equivalents and marketable securities	$209.5	$372.3	$764.8	$473.5	$874.1
Total assets	$3,386.7	$3,593.3	$5,365.8	$5,302.4	$5,931.9
Total debt	$867.9	$1,536.7	$1,936.4	$2,185.4	$2,617.4
Total deferred revenue (a)	$349.1	$348.2	$325.1	$396.7	$353.5
Total stockholders’ equity	$1,634.9	$1,143.9	$2,173.2	$1,717.5	$1,931.4
Selected Data and Ratios (a):
Working capital (b)	$(324.8)	$(256.5)	$(567.6)	$230.0	$(101.9)
Depreciation of property and equipment	$33.7	$30.5	$36.1	$42.5	$35.6
Amortization of intangible assets	$59.3	$65.2	$65.2	$86.5	$102.1
Gross margin percentage	61.2%	59.4%	58.3%	57.8%	53.6%
__________
(a) Amounts for all periods exclude balances from discontinued operations.
(b) Our working capital is defined as total current assets less total current liabilities of continuing operations. Our working capital takes into account $373.0 million, $432.2 million, $1,142.9 million and $376.1 million of short-term debt as of September 30, 2021, 2020, 2019, and 2017, respectively.
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
•Healthcare. Our healthcare segment provides intelligent systems that support a more natural and insightful approach to clinical documentation, freeing clinicians to spend more time caring for patients and helping care teams and health organizations drive meaningful financial and clinical outcomes. Our principal solutions include Dragon Medical Cloud-based solutions, Computer-Assisted Physician Documentation, Diagnostic Imaging Solutions, Nuance® Dragon Ambient eXperience™, Clinical Documentation Improvement and Coding.
•Enterprise. Our Enterprise segment is a leading provider of AI-powered intelligent customer engagement solutions and services, which enable enterprises and contact centers to enhance and automate customer service and sales engagement. Our principal solutions include interactive voice response, intelligent engagement, digital messaging and security & biometric solutions, delivered via on-premise and/or cloud.
•Other. Our Other segment currently consists primarily of voicemail transcription services.
•Discontinued Operations. On November 17, 2020, we entered into a definitive agreement (the "Agreement") to sell our medical transcription and electronic healthcare record ("EHR") implementation businesses (the "Business"). On March 1, 2021, we completed the sale of the Business and received proceeds of approximately $29.8 million, subject to certain customary post-closing adjustments. For all periods presented, the Businesses' results of operations have been included within discontinued operations in our consolidated financial statements.
Acquisition of Nuance Communications, Inc. by Microsoft Corporation
On April 11, 2021, we entered into a Merger Agreement with Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction. Pursuant to the Merger Agreement, following consummation of the Merger, Nuance will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Microsoft a termination fee of $515.0 million. The consummation of the Merger remains subject to customary closing conditions, including satisfaction of certain regulatory approvals and other customary closing conditions. The Merger is currently expected to close by the end of our first quarter or early in our second quarter of fiscal year 2022.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement previously filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and that will contain important information about Nuance and the Merger.
Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of these financial metrics for the year ended September 30, 2021, as compared to the year ended September 30, 2020 is as follows:
•Total revenues were $1,362.4 million for the year ended September 30, 2021, as compared to $1,283.8 million for the year ended September 30, 2020;
•Net loss from continuing operations for the year ended September 30, 2021 was $17.4 million, compared to a net loss from continuing operations of $13.0 million for the year ended September 30, 2020;
•Gross margins for the year ended September 30, 2021 were 61.2%, compared to 59.4% for the year ended September 30, 2020;
•Operating margins for the year ended September 30, 2021 were 6.1%, compared to 4.6% for year ended September 30, 2020; and
•Operating cash flows from continuing operations increased by $46.6 million to $239.2 million for the year ended September 30, 2021, compared to $192.6 million for the year ended September 30, 2020.

RESULTS OF OPERATIONS
Total Revenues
The following table shows total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Hosting and professional services	$812.3	$731.2	$663.4	11.1%	10.2%
Product and licensing	299.4	295.9	339.6	1.2%	(12.9)%
Maintenance and support	250.7	256.7	268.2	(2.3)%	(4.3)%
Total revenues	$1,362.4	$1,283.8	$1,271.2	6.1%	1.0%

United States	$1,090.6	$1,019.8	$1,017.1	6.9%	0.3%
International	271.8	264.0	254.1	3.0%	3.9%
Total revenues	$1,362.4	$1,283.8	$1,271.2	6.1%	1.0%
Fiscal Year 2021 compared to Fiscal Year 2020
For fiscal year 2021, the geographic split was 80% of total revenues in the United States and 20% internationally, as compared to 79% of total revenues in the United States and 21% internationally for fiscal year 2020.
Fiscal Year 2020 compared to Fiscal Year 2019
For fiscal year 2020, the geographic split was 79% of total revenues in the United States and 21% internationally, as compared to 80% of total revenues in the United States and 20% internationally for fiscal year 2019.
Hosting and Professional Services Revenue
Hosting revenue primarily relates to delivering on-demand hosted services, such as clinical documentation solutions and automated customer care applications, over a specified term. Professional services revenue primarily consists of consulting, implementation and training services for customers. The following table shows hosting and professional services revenue, in dollars, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Hosting revenue	$709.3	$610.5	$535.2	16.2%	14.1%
Professional services revenue	103.0	120.7	128.2	(14.7)%	(5.8)%
Hosting and professional services revenue	$812.3	$731.2	$663.4	11.1%	10.2%
As a percentage of total revenues	59.6%	57.0%	52.2%
Fiscal Year 2021 compared to Fiscal Year 2020
Hosting revenue for the year ended September 30, 2021 increased by $98.8 million, or 16.2%, primarily due to a $103.7 million increase in Healthcare. Healthcare hosting revenue increased primarily due to the growth in our Dragon Medical Cloud solutions and our continued transition from a license model to a cloud based model. As a percentage of total revenues, hosting revenue increased from 47.6% for fiscal year 2020 to 52.1% for fiscal year 2021.
Professional services revenue for the year ended September 30, 2021 decreased by $17.7 million, or 14.7%, primarily due to a $12.2 million decrease in Enterprise, and a $5.4 million decrease in Healthcare. Enterprise professional services revenue decreased primarily due to lower Voice Engagement professional services revenue. Healthcare professional services revenue decreased as we shift away from lower-margin professional services revenue. As a percentage of total revenues, professional services revenue decreased from 9.4% for fiscal year 2020 to 7.6% for fiscal year 2021.
Fiscal Year 2020 compared to Fiscal Year 2019
Hosting revenue for the year ended September 30, 2020 increased by $75.3 million, or 14.1%, primarily due to a $95.0 million increase in Healthcare, offset in part by a $20.1 million decrease in our Other segment. Healthcare hosting revenue increased primarily due to the growth in our Dragon Medical Cloud solutions and our continued transition from a license model to a cloud based model. Other hosting revenue decreased due to the wind-down of Devices and the sale of our Mobile Operator Services business in fiscal year 2019. As a percentage of total revenues, hosting revenue increased from 42.1% for fiscal year 2019 to 47.6% for fiscal year 2020.
Professional services revenue for the year ended September 30, 2020 decreased by $7.5 million, or 5.8%, primarily due to a $7.9 million decrease in Healthcare as of result of project deferrals during the COVID-19 pandemic. As a percentage of total revenues, professional services revenue decreased from 10.1% for fiscal year 2019 to 9.4% for fiscal year 2020.
Product and Licensing Revenue
Product and licensing revenue primarily consist of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Product and licensing revenue	$299.4	$295.9	$339.6	1.2%	(12.9)%
As a percentage of total revenues	22.0%	23.0%	26.7%
Fiscal Year 2021 compared to Fiscal Year 2020
Product and licensing revenue for the year ended September 30, 2021 increased by $3.5 million, or 1.2%, primarily due to a $10.9 million increase in Enterprise, offset in part by a $4.4 million decrease in Healthcare. Enterprise product and licensing revenue increased primarily due to the growth in our Security & Biometrics and Voice solutions. Healthcare product and licensing revenue decreased primarily due to a non-strategic legacy term license contract, and the continued transition from term licenses to cloud-based solutions. As a percentage of total revenues, product and licensing revenue decreased from 23.0% for fiscal year 2020 to 22.0% for fiscal year 2021.
Fiscal Year 2020 compared to Fiscal Year 2019
Product and licensing revenue for the year ended September 30, 2020 decreased by $43.7 million, or 12.9%, primarily due to a $46.7 million decrease in Healthcare and a $4.9 million decrease in other, offset in part by a $7.9 million increase in Enterprise. Healthcare product and licensing revenue decreased primarily due to the continued transition from term licenses to cloud-based solutions. Enterprise product and licensing revenue increased primarily due to the growth in our digital engagement solutions. Other product and licensing revenue decreased primarily due to the wind-down of Devices during fiscal year 2019. As a percentage of total revenues, product and licensing revenue decreased from 26.7% for fiscal year 2019 to 23.0% for fiscal year 2020.
Maintenance and Support Revenue
Maintenance and support revenue primarily consist of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars, and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Maintenance and support revenue	$250.7	$256.7	$268.2	(2.3)%	(4.3)%
As a percentage of total revenues	18.4%	20.0%	21.1%
Fiscal Year 2021 compared to Fiscal Year 2020
Maintenance and support revenue for the year ended September 30, 2021 decreased by $6.0 million, or 2.3%, primarily due to an $8.0 million decrease in Healthcare. Healthcare maintenance and support revenue decreased primarily due to a non-strategic legacy term license contract and the continued transition from software sold with maintenance and support to cloud-based solutions. As a percentage of total revenues, maintenance and support revenue decreased from 20.0% for fiscal year 2020 to 18.4% for fiscal year 2021.

Fiscal Year 2020 compared to Fiscal Year 2019
Maintenance and support revenue for the year ended September 30, 2020 decreased by $11.5 million, or 4.3%, primarily due to a $19.9 million decrease in Healthcare, offset in part by an $8.6 million increase in Enterprise. Healthcare maintenance and support revenue decreased primarily due to the continued transition from term licenses with maintenance and support to cloud-based solutions in Healthcare. Enterprise maintenance and support revenue increased primarily driven by the growth in digital engagement and security biometrics license transactions. As a percentage of total revenues, maintenance and support revenue decreased from 21.1% for fiscal year 2019 to 20.0% for fiscal year 2020.
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

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Cost of hosting and professional services revenue	$445.1	$401.0	$399.6	11.0%	0.4%
As a percentage of hosting and professional services revenue	54.8%	54.8%	60.2%
Fiscal Year 2021 compared to Fiscal Year 2020
Cost of hosting and professional services revenue for the year ended September 30, 2021 increased by $44.1 million, or 11.0%, primarily related to the increase in hosting and professional services revenue in fiscal year 2021. Gross margin remained relatively flat year-over-year.
Fiscal Year 2020 compared to Fiscal Year 2019
Cost of hosting and professional services revenue for the year ended September 30, 2020 increased by $1.4 million, or 0.4%. Gross margin increased by 5.4 percentage points primarily due to the growth in Dragon Medical cloud-based solution, which is margin accretive.
Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Cost of product and licensing revenue	$34.2	$61.2	$69.8	(44.1)%	(12.3)%
As a percentage of product and licensing revenue	11.4%	20.7%	20.5%
Fiscal Year 2021 compared to Fiscal Year 2020
Cost of product and licensing revenue for the year ended September 30, 2021 decreased by $27.0 million, or 44.1%. Gross margin increased by 9.3 percentage points year-over-year. The decrease in cost and increase in gross margin was primarily due to the corresponding costs for a legacy term license transaction in Healthcare that did not renew in fiscal year 2021.
Fiscal Year 2020 compared to Fiscal Year 2019
Cost of product and licensing revenue for the year ended September 30, 2020 decreased by $8.6 million, or 12.3%. The decrease in cost and increase in gross margin were primarily due to the upfront recognition of certain project costs associated with digital engagement in the third quarter of fiscal year 2019. Gross margin decreased by 0.2 percentage points.
Cost of Maintenance and Support Revenue

Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Cost of maintenance and support revenue	$30.0	$31.2	$33.4	(4.0)%	(6.5)%
As a percentage of maintenance and support revenue	11.9%	12.2%	12.4%
Fiscal Year 2021 compared to Fiscal Year 2020
Cost of maintenance and support revenue for the year ended September 30, 2021 decreased by $1.3 million, or 4.0%, primarily due to the continued transition from license transactions with maintenance and support to cloud-based solutions in Healthcare. Gross margin increased by 0.3 percentage points, primarily driven by the maintenance and support costs for a legacy term license transaction in Healthcare that did not renew in fiscal year 2021.
Fiscal Year 2020 compared to Fiscal Year 2019
Cost of maintenance and support revenue for the year ended September 30, 2020 decreased by $2.2 million, or 6.5%, primarily due to the continued transition from license transactions with maintenance and support to cloud-based solutions in Healthcare. Gross margin increase by 0.2 percentage points, primarily driven by higher margin on Dragon Medical maintenance and support services in Healthcare.
Research and Development Expenses
R&D expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows research and development expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Research and development expense	$249.2	$219.9	$181.8	13.3%	21.0%
As a percentage of total revenues	18.3%	17.1%	14.3%
Fiscal Year 2021 compared to Fiscal Year 2020
R&D expense for the year ended September 30, 2021 increased by $29.3 million, or 13.3%, primarily due to higher employee headcount and our continued investment in product development and new technologies to support our long-term growth.
Fiscal Year 2020 compared to Fiscal Year 2019
R&D expense for the year ended September 30, 2020 increased by $38.1 million, or 21.0%, primarily due to higher employee headcount as we continued to invest in our core technologies to power new products and solutions.
Sales and Marketing Expense
Sales and marketing expense include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Sales and marketing expense	$294.5	$270.2	$269.8	9.0%	0.2%
As a percentage of total revenues	21.6%	21.0%	21.2%
Fiscal Year 2021 compared to Fiscal Year 2020

Sales and marketing expenses for the year ended September 30, 2021 increased by $24.3 million, or 9.0%, primarily due to higher traveling and entertainment expenses, as well as a higher employee headcount as we continue to invest in our sales force to support new products and solutions.
Fiscal Year 2020 compared to Fiscal Year 2019
Sales and marketing expenses for the year ended September 30, 2020 increased by $0.4 million, or 0.2%, as lower traveling and entertainment expenses during the COVID-19 pandemic were more than offset by our investment in sales force to support new products and solutions.
General and Administrative Expenses
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
General and administrative expense	$127.3	$155.9	$172.6	(18.3)%	(9.7)%
As a percentage of total revenues	9.3%	12.1%	13.6%
Fiscal Year 2021 compared to Fiscal Year 2020
General and administrative expenses decreased by $28.6 million, or 18.3%, primarily driven by a $24.0 million benefit from a legal settlement reached in the fourth quarter of fiscal year 2021.
Fiscal Year 2020 compared to Fiscal Year 2019
General and administrative expenses decreased by $16.8 million, or 9.7%, primarily driven by decreases in compensation and professional services costs due to our cost saving initiatives, and lower traveling and entertainment expenses during the COVID-19 pandemic.
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

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Cost of revenues	$19.7	$27.6	$27.2	(28.6)%	1.4%
Operating expenses	39.6	37.7	38.0	5.2%	(0.9)%
Total amortization expense	$59.3	$65.2	$65.2	(9.1)%	0.1%
As a percentage of total revenues	4.4%	5.1%	5.1%
Fiscal Year 2021 compared to Fiscal Year 2020
Amortization of intangible assets expense for fiscal year 2021 decreased by $5.9 million. The decrease in cost of revenues amortization expense was primarily due to certain intangible assets becoming fully amortized in fiscal year 2021, and the increase in operating amortization expense was primarily due to acquired technology assets from a recent acquisition.
Fiscal Year 2020 compared to Fiscal Year 2019
Amortization of intangible assets expense for fiscal year 2020 decreased by $0.1 million.
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

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Transition and integration costs	$5.0	$3.8	$6.1	31.4%	(38.3)%
Professional service fees	0.8	—	1.9	2,878.6%	(98.6)%
Acquisition-related adjustments	(2.1)	(0.9)	(1.5)	136.9%	(43.6)%
Total acquisition-related costs, net	$3.7	$2.9	$6.5	27.2%	(55.0)%
As a percentage of total revenues	0.3%	0.2%	0.5%
Fiscal Year 2021 compared to Fiscal Year 2020
Acquisition-related costs, net increased by $0.8 million, primarily due to certain retention bonuses being earned as part of the terms of a recent acquisition in fiscal year 2021.
Fiscal Year 2020 compared to Fiscal Year 2019
Acquisition-related costs, net decreased by $3.6 million, primarily due to overall reduced acquisition and integration activities as we focused on portfolio optimization and organizational simplification to drive organic growth.
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

	Personnel	Facilities	Total Restructuring	Other Charges	Total
Fiscal Year 2021
Healthcare	$3,490	$1,939	$5,429	$—	$5,429
Enterprise	1,264	7,201	8,465	—	8,465
Other	—	1,632	1,632	—	1,632
Corporate	1,393	21	1,414	19,303	20,717
Total fiscal year 2021	$6,147	$10,793	$16,940	$19,303	$36,243

Fiscal Year 2020
Healthcare	$1,786	$2,819	$4,605	$—	$4,605
Enterprise	1,417	1,998	3,415	—	3,415
Other	—	(63)	(63)	—	(63)
Corporate	1,935	777	2,712	6,844	9,556
Total fiscal year 2020	$5,138	$5,531	$10,669	$6,844	$17,513

Fiscal Year 2019
Healthcare	$5,660	$191	$5,851	$—	$5,851
Enterprise	5,037	933	5,970	—	5,970
Other	1,457	337	1,794	3,306	5,100
Corporate	3,039	764	3,803	9,404	13,207
Total fiscal year 2019	$15,193	$2,225	$17,418	$12,710	$30,128
Fiscal Year 2021

For fiscal year 2021, we recorded restructuring charges of $16.9 million, which included $6.1 million related to the termination of approximately 80 employees and $10.8 million of charges related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the geographic footprint of our offices and facilities. We expect the remaining outstanding severance of $0.4 million to be substantially paid during fiscal year 2022, and the remaining $16.9 million lease payments to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, during fiscal year 2021, we recorded approximately $21.0 million of expenses related to the acquisition of Nuance by Microsoft, and $1.4 million of professional service expenses related to other corporate initiatives, offset in part by $3.1 million of insurance recoveries.
Fiscal Year 2020
For fiscal year 2020, we recorded restructuring charges of $10.7 million, which included $5.1 million related to the termination of approximately 191 employees and $5.5 million of charges related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the footprint of our offices and facilities.
Additionally, during fiscal year 2020, we recorded $5.1 million expenses related to the separation of our Automotive business, and a $2.0 million impairment charge related to a right-of-use asset due to the COVID-19 pandemic, offset in part by $0.3 million of insurance recoveries.
Fiscal Year 2019
For fiscal year 2019, we recorded restructuring charges of $17.4 million, which included $15.2 million related to the termination of approximately 305 employees and $2.2 million in charges related to the closing of certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, during fiscal year 2019, we recorded $9.9 million of professional services fees related to our corporate transformational efforts and $3.3 million accelerated depreciation related to our Mobile Operator Services, offset in part by $0.5 million of insurance recoveries.
Other Income (Expense), Net
Other expenses, net consists primarily of interest income, interest expense, foreign exchange gains (losses), and net gains (losses) from other non-operating activities. A summary of other income (expense), net is as follows (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Interest income	$0.5	$4.5	$13.7	(87.9)%	(67.0)%
Interest expense	(77.7)	(94.0)	(120.1)	(17.3)%	(21.8)%
Other expense, net	(17.5)	(13.1)	(0.9)	33.4%	1,407.7%
Total other expenses, net	$(94.7)	$(102.6)	$(107.3)
Fiscal Year 2021 compared to Fiscal Year 2020
The decrease in interest income was primarily due to lower yields and the decreases in cash and marketable securities for the current year period.
The decrease in interest expense was due to redemptions of $521.9 million notional amounts of the 1.0% and 1.5% Convertible Debentures during the third quarter of fiscal year 2021. Additionally, holders of our 1.0% and 1.5% Convertible Debentures exercised their right to convert $226.6 million notional amount during fiscal year 2021.
The increase of other expense, net was primarily due to losses on conversions and redemptions of debt in fiscal year 2021.
Fiscal Year 2020 compared to Fiscal Year 2019
The decrease in interest income was primarily due to lower yields and the decreases in cash and marketable securities for the current year period.

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

Provision (Benefit) for Income Taxes
The following table shows the provision (benefit) for income taxes on continuing operations and the effective income tax rate (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Provision (benefit) for income taxes	$5.4	$(30.9)	$(23.2)	(117.5)%	33.1%
Effective income tax rate	(45.2)%	70.3%	35.8%
The effective income tax rate is based upon the income for the year, the geographic mix of our income, the composition of the income in different countries, changes relating to valuation allowances and the potential tax consequences of resolving audits or other tax contingencies.
Fiscal Year 2021 compared to Fiscal Year 2020
The effective income tax rate in fiscal year 2021 differs from the U.S. federal statutory rate of 21.0% primarily due to a change in the valuation allowance in the United States as well as the addition of uncertain tax positions partially offset by base erosion and anti-abuse planning initiatives.
Provision for income taxes increased by $36.3 million in fiscal year 2021 compared to fiscal year 2020, primarily due to a net $29.9 million deferred tax benefit from adjustments to domestic valuation allowance primarily related to the Cerence spin-off and a foreign tax benefit of $14.8 million related to fiscal year 2019 intangible property transfers offset by base erosion and anti-abuse planning initiatives.
Fiscal Year 2020 compared to Fiscal Year 2019
The effective income tax rate in fiscal year 2020 differs from the U.S. federal statutory rate of 21.0% primarily due to a net $29.9 million deferred tax benefit from adjustments to domestic valuation allowance primarily related to the Cerence spin-off, a foreign tax benefit of $14.8 million related to prior year intangible property transfers, offset in part by uncertain tax positions of $17.1 million and the base erosion and anti-abuse tax of $4.3 million.
Benefit for income taxes increased by $7.7 million in fiscal year 2020 compared to fiscal year 2019, primarily due to a $29.9 million net deferred tax benefit from adjustments to the domestic valuation allowance primarily related to the Cerence spin-off.
Valuation Allowances
As of September 30, 2021 and September 30, 2020, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. We continue to believe negative evidence for the release of some or all of the allowances outweighs positive evidence after considering recent profitability trends and the disposition of the medical transcription and EHR implementation businesses. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of September 30, 2021, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
Net (Loss) Income from Discontinued Operations
Disposition of Our Medical Transcription and EHR Implementation businesses

On November 17, 2020, we entered into the Agreement to sell the Business to Assured Healthcare Partners and Aeries Technology Group (together, the “Buyer”). Pursuant to the Agreement, we sold and transferred, and the Buyer purchased and acquired, (a) the shares of certain subsidiaries through which we operate a portion of the Business and (b) certain assets used in or related to the Business; and the Buyer assumed certain liabilities related to such assets of the Business, subject to certain exclusions and indemnities as set forth in the Agreement.
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
For all periods presented, the Businesses' results of operations have been included within discontinued operations in our consolidated financial statements.
SEGMENT ANALYSIS
For further details of financial information about our operating segments, see Note 22 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The following table presents certain financial information about our operating segments (dollars in millions):

	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019	% Change 2021 vs. 2020	% Change 2020 vs. 2019
Segment Revenues (a):
Healthcare	$806.1	$720.2	$700.6	11.9%	2.8%
Enterprise	535.4	530.0	510.8	1.0%	3.8%
Other	20.9	33.9	61.5	(38.3)%	(44.9)%
Total segment revenues	1,362.4	1,284.1	1,272.8	6.1%	0.9%
Less: acquisition related revenues adjustments	—	(0.3)	(1.5)	(100.0)%	(80.4)%
Total revenues	$1,362.4	$1,283.8	$1,271.2	6.1%	1.0%
Segment Profit:
Healthcare	$265.1	$229.6	$252.5	15.4%	(9.1)%
Enterprise	137.4	144.5	126.9	(4.9)%	13.8%
Other	11.3	19.7	19.4	(42.5)%	1.5%
Total segment profit	$413.7	$393.8	$398.8	5.1%	(1.3)%
Segment Profit Margin:
Healthcare	32.9%	31.9%	36.0%	1.0%	(4.2)%
Enterprise	25.7%	27.3%	24.8%	(1.6)%	2.4%
Other	54.1%	58.1%	31.5%	(4.0)%	26.5%
Total segment profit margin	30.4%	30.7%	31.3%	(0.3)%	(0.7)%
__________
(a)Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.
Segment Revenues
Fiscal Year 2021 compared to Fiscal Year 2020
•Healthcare segment revenue for fiscal year 2021 increased by $85.9 million, or 11.9%, driven primarily by growth in the Dragon Medical and CAPD cloud offerings. Revenue from Dragon Medical cloud and DAX cloud-based solutions increased by $78.3 million, or 28.0%, to $358.4 million for fiscal year 2021 from $280.1 million for fiscal year 2020, primarily due to the continued market penetration and customer transition to DMO.
•Enterprise segment revenue for fiscal year 2021 increased by $5.4 million, or 1.0%, primarily due to the growth in our Security and Biometrics solutions.

•Other segment revenue for fiscal year 2021 decreased by $13.0 million, or 38.3%, as we continue to wind down our Other segment.
Fiscal Year 2020 compared to Fiscal Year 2019
•Healthcare segment revenue for fiscal year 2020 increased by $19.7 million, or 2.8%, primarily due to the growth in Dragon Medical and DAX cloud-based solutions.
•Enterprise segment revenue for fiscal year 2020 increased by $19.2 million, or 3.8%, primarily due to the growth in digital engagement solutions.
•Other segment revenue for fiscal year 2020 decreased by $27.6 million, or 44.9%, due to the wind-down of Devices and the sale of our Mobile Operator Services business in fiscal year 2019.
Segment Profit
Fiscal Year 2021 compared to Fiscal Year 2020
•Healthcare segment profit for the year ended September 30, 2021 increased by $35.4 million, or 15.4%, primarily driven by revenue growth in the Dragon Medical, CAPD, and CDI cloud offerings. Segment profit margin increased by 1.0 percentage points to 32.9%, primarily driven by growth in our Dragon Medical cloud-based solution, which is margin accretive.
•Enterprise segment profit for the year ended September 30, 2021 decreased by $7.1 million, or 4.9%, as higher segment revenue was more than offset by higher operating expenses. Segment profit margin decreased by 1.6 percentage points to 25.7%, primarily due to higher operating expenses, which was only partially offset by higher segment revenues.
•Other segment profit for the year ended September 30, 2021 decreased by $8.4 million, or 42.5%, as we continue to wind down our Other segment. Segment profit margin decreased by 4.0 percentage points to 54.1%.
Fiscal Year 2020 compared to Fiscal Year 2019
•Healthcare segment profit for the year ended September 30, 2020 decreased by $22.9 million, or 9.1%, primarily due to higher R&D and sales and marketing expenses, offset in part by higher revenue and gross margin improvement. Gross margin increased primarily due to a favorable shift in mix to higher margin Dragon Medical cloud-based solution. The increases in R&D and sales and marketing expenses were primarily due to higher spend to support the development and launch of new products and solutions. As a result, segment profit margin decreased by 4.2 percentage points to 31.9%.
•Enterprise segment profit for the year ended September 30, 2020 increased by $17.6 million, or 13.8%, primarily due to higher segment revenue and gross margin, offset in part by higher R&D and sales expenses. Gross margin improvement was primarily driven by a favorable shift in revenue mix towards higher-margin license revenue. The increase in R&D expense was primarily due to higher spend on core technologies to support future growth. The increase in sales expense was primarily driven by higher commission costs due to higher bookings, offset in part by lower travel and entertainment expenses during the pandemic. As a result, segment profit margin increased by 2.4 percentage points to 27.3%.
•Other segment profit for the year ended September 30, 2020 increased by $0.3 million, or 1.5%, primarily driven by lower expense profile of the remaining business, offset in part by lower revenue. As a result, segment profit margin increased by 26.5 percentage points to 58.1%
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $209.5 million as of September 30, 2021, a decrease of $162.9 million from $372.3 million as of September 30, 2020. Our working capital, defined as total current assets less total current liabilities of continuing operations, was $(324.8) million as of September 30, 2021, compared to $(256.5) million as of September 30, 2020. Our working capital included $373.0 million and $432.2 million convertible debt as of September 30, 2021 and 2020, respectively. As of September 30, 2021, we had $298.1 million available for borrowing under our revolving credit facility. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $35.7 million as of September 30, 2021 and $60.9 million as of September 30, 2020. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.
Acquisition of Nuance Communications, Inc. by Microsoft Corporation
On April 11, 2021, we entered into a Merger Agreement with Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction. Pursuant to the Merger Agreement, following consummation of the Merger Nuance will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The consummation of the Merger is subject to certain conditions, including the satisfaction of certain regulatory approvals and other customary closing conditions, but it is currently expected to close by the end of our first quarter or early in our second quarter of fiscal year 2022.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement previously filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and that will contain important information about Nuance and the Merger.
Disposition of Our Medical Transcription and EHR Implementation Businesses
In connection with our ongoing comprehensive portfolio and business review, on November 17, 2020, we entered into a definitive agreement to sell our medical transcription and EHR implementation businesses.
On March 1, 2021, we completed the sale of the Business and received approximately $29.8 million in cash, subject to post- losing finalization of the adjustments set forth in the Agreement. As a result, we recorded a loss of $12.5 million, which is included within Net (loss) income from discontinued operations. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, will have a material impact on our results of operations.

Convertible Debentures
During the fourth quarter of fiscal year 2021, our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for each of our convertible debentures for at least 20 trading days during the 30 consecutive trading days ending September 30, 2021. As a result, the holders of our 1.25% 2025 Debentures and 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between October 1, 2021 and December 31, 2021. Additionally, on November 5, 2021, we redeemed all of the outstanding 1.5% 2035 Debentures. All three convertible notes, with a total net book value of $373.0 million, were included within current liabilities as of September 30, 2021.
Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash, and any amount payable in excess of the principal amount would be paid in cash or shares of our common stock at our election. During fiscal year 2021, holders of our 1.5% 2035 Debentures exercised their right to convert $137.4 million notional amount for $137.4 million in cash and 4.1 million shares of common stock, and holders of our 1.0% 2035 Debentures exercised their right to convert $89.2 million notional amount for $89.2 million in cash and 2.1 million shares of common stock. Additionally, during fiscal year 2021, we induced the exchange of $457.0 million notional amount of our 1.0% 2035 Debentures for $5.0 million in cash and 18.9 million shares of common stock, and $64.9 million notional amount of our 1.5% 2035 Debentures for $0.5 million in cash and 3.2 million shares of common stock. As of September 30, 2021, $130.3 million in aggregate principal amount of the 1.0% 2035 Debentures and $25.1 million in aggregate principal amount of the 1.5% 2035 Debentures remained outstanding.

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
Net Cash Provided by Operating Activities
Fiscal Year 2021 compared to Fiscal Year 2020
Cash provided by operating activities for fiscal year 2021 was $247.6 million, a decrease of $6.9 million from $254.6 million cash provided by operating activities for fiscal year 2020. The net decrease was primarily due to:
•A decrease of $53.5 million in operating cash flows from discontinued operations; and
•A decrease of $30.6 million from changes in deferred revenue. Deferred revenue had a negative effect of $9.3 million on operating cash flows for fiscal year 2021, as compared to a positive effect of $21.3 million for fiscal year 2020; offset in part by,
•An increase of $33.3 million due to favorable changes in working capital, primarily related to the timing of cash collections and cash payments;
•An increase of $43.8 million due to lower non-cash charges, primarily related to the timing of deferred tax benefits.
Fiscal Year 2020 compared to Fiscal Year 2019
Cash provided by operating activities for fiscal year 2020 was $254.6 million, a decrease of $146.8 million from $401.4 million cash provided by operating activities for fiscal year 2019. The net decrease was primarily due to:
•A decrease of $95.1 million due to unfavorable changes in working capital, primarily related to the timing of cash collections and cash payments; and
•A decrease of $116.5 million in operating cash flows from discontinued operations; offset in part by,
•An increase of $42.4 million due to higher income before non-cash charges; and
•An increase of $22.3 million from changes in deferred revenue. Deferred revenue had a positive effect of $21.3 million on operating cash flows for fiscal year 2020, as compared to $1.1 million for fiscal year 2019.
Net Cash (Used in) Provided by Investing Activities
Fiscal Year 2021 compared to Fiscal Year 2020
Cash used in investing activities for fiscal year 2021 was $42.4 million, a decrease of $115.2 million from $72.7 million cash provided by operating activities in fiscal year 2020. The net decrease was primarily due to:
•A decrease of $84.8 million in net proceeds from the sale and purchase of marketable securities and other investments; and
•A decrease of $0.4 million in cash provided by other investing activities; and
•An increase of $44.4 million in payments for business and asset acquisitions; offset in part by,
•An increase of $9.7 million in net proceeds from the disposition of businesses, primarily from the sale of our medical transcription and EHR implementation businesses; and
•A decrease of $4.8 million in cash used for capital expenditures.
Fiscal Year 2020 compared to Fiscal Year 2019
Cash provided by investing activities for fiscal year 2020 was $72.7 million, a decrease of $223.3 million from $296.0 million cash provided by operating activities in fiscal year 2019. The net decrease was primarily due to:

•Net proceeds of $406.9 million, primarily from the sale of our Imaging business during the second quarter of fiscal year 2019; and
•An increase of $17.1 million in cash used for capital expenditures; offset in part by,
•An increase of $179.7 million in net proceeds from the sale and purchase of marketable securities and other investments; and
•A decrease of $19.9 million in payments for business and asset acquisitions.
Net Cash Used in Financing Activities
Fiscal Year 2021 compared to Fiscal Year 2020
Cash used in financing activities for fiscal year 2021 was $322.7 million, a decrease of $263.5 million from $586.2 million cash used in fiscal year 2020. The net decrease was primarily due to:
•A decrease of $283.6 million in cash used for the repayment and redemption of debt; and
•A decrease of $169.2 million in share repurchases; offset in part by,
•An increase of $48.1 million related to payments for taxes related to net share settlement of equity awards; and
•An increase of $2.1 million cash used for other financing activities; and
•A net contribution of $139.1 million from Cerence in connection with the spin-off of our Automobile business during the first quarter of fiscal year 2020.
Fiscal Year 2020 compared to Fiscal Year 2019
Cash used in financing activities for fiscal year 2020 was $586.2 million, an increase of $134.2 million from $452.0 million cash used in fiscal year 2019. The net increase was primarily due to:
•An increase of $213.6 million in the repayment and redemption of debt;
•Net proceeds of $9.9 million from sale of noncontrolling interests in a subsidiary in fiscal year 2019;
•An increase of $42.3 million in share repurchases;
•An increase of $4.6 million related to payments for taxes related to net share settlement of equity awards; offset in part by,
•A net contribution of $139.1 million from Cerence in connection with the spin-off of our Automobile business during the first quarter of fiscal year 2020.
Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 10 to the accompanying consolidated financial statements. For the year ended September 30, 2021, we spent approximately $232.1 million in cash and issued 28.2 million shares of common stock for the redemption of debt:
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
•During the fourth quarter of fiscal year 2021, holders of our 1.5% 2035 Debentures exercised their right to convert $19.0 million notional amount for $19.0 million in cash and 0.6 million shares of common stock, and holders of our 1.0% 2035 Debentures exercised their right to convert $89.2 million notional amount for $89.2 million in cash and 2.1 million shares of common stock.
Additionally, certain debt holders have exercised their right to convert Debentures that did not settle on or prior to September 30, 2021. Holders of our 1.0% 2035 Debentures exercised their right to convert $2.3 million notional amount for $2.3 million in cash and 0.1 million shares of common stock. Additionally, holders of our 1.25% 2025 Debentures exercised their right to convert $1.2 million notional amount for $1.2 million in cash and 0.04 million shares of common stock. The settlements of these conversions occurred subsequent to September 30, 2021, but before the filing of this Annual Report on Form 10-K.
On September 29, 2021, we issued a notice calling for redemption all of our outstanding 1.5% 2035 Debentures, pursuant to which, the holders had the right to receive cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date of November 5th, 2021. In lieu of redemption, holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio until the close of business on November 4, 2021. Upon the conclusion of the conversion period on November 4, 2021, holders of $25.0 million notional amount exercised their right to convert. Additionally, we redeemed the remaining outstanding $0.1 million 1.5% 2035 Debentures for $0.1 million in cash. On November 5, 2021, we settled all of the outstanding 1.5% 2035 Debentures for $25.1 million in cash and 0.8 million shares of common stock. Following these redemptions and conversions, none of the 1.5% 2035 Debentures remain outstanding.
As of September 30, 2021, we were in compliance with all the debt covenants. We may from time to time, depending on market and business conditions, repurchase outstanding debt in the open market or by private negotiation. We expect to incur cash interest payments of $32.9 million during fiscal year 2022. We expect to fund our debt service requirements through existing sources of liquidity and our operating cash flows.
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
We did not repurchase any shares during the fiscal year ended September 30, 2021, and repurchased 9.5 million shares and 8.2 million shares for $169.2 million and $126.9 million during the fiscal years ended September 30, 2020 and 2019, respectively, under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of September 30, 2021, approximately $261.2 million remained available for future repurchases under the program.
Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Contractual Obligations
The following table outlines our contractual payment obligations for continuing operations as of September 30, 2021 (dollars in millions):

	Contractual payments Due in Fiscal Year
Contractual Obligations	Total	2022	2023 and 2024	2025 and 2026	Thereafter
Convertible debentures (1)	$418.0	$418.0	$—	$—	$—
Senior notes (2)	500.0	—	—	500.0	—
Interest payable on long-term debt (3)	168.0	32.9	63.1	57.9	14.1
Letters of credit (4)	1.9	1.9	—	—	—
Lease obligations and other liabilities:
Operating leases (5)	107.6	22.4	31.0	24.1	30.1
Operating leases under restructuring	14.5	5.3	6.0	2.7	0.5
Purchase commitments for inventory, property and equipment (6)	74.0	59.5	14.5	—	—
Total contractual cash obligations	$1,284.0	$540.0	$114.6	$584.7	$44.7
_______________

(1)    As of September 30, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between October 1, 2021 and December 31, 2021. As a result, these convertible debentures were treated as if they were due in fiscal year 2022.
(2)The repayment schedule reflects the outstanding principal amount of our 5.625% senior notes due 2026 as of September 30, 2021.
(3)Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of September 30, 2021, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.
(4)Letters of credit are in place primarily to secure future operating lease payments.
(5)Obligations include contractual lease commitments related to facilities that have subsequently been subleased. As of September 30, 2021, we have subleased certain facilities with total sublease income of $10.8 million through fiscal year 2027.
(6)These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customer backlog. We entered into an agreement with Microsoft in October of 2019 for their Azure cloud computing service with a minimum commitment of $175.0 million. This contract is expected to be in effect through fiscal year 2024.
As of September 30, 2021, $60.1 million of the unrecognized tax benefits, if recognized, would impact our effective income tax rate. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes of $1.7 million, $1.1 million, and $0.4 million during fiscal years 2021, 2020, and 2019, respectively. We recorded interest and penalties of $3.5 million and $1.7 million as of September 30, 2021 and 2020, respectively.
Contingent Liabilities and Commitments
Certain acquisition payments to selling stockholders were contingent upon the achievement of predetermined performance targets over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of September 30, 2021, we do not have any requirements to pay any selling stockholders based upon the achievement of any specified performance goals. In addition, certain deferred compensation payments to selling stockholders contingent upon their continued employment after the acquisition were recorded as compensation expense over the requisite service period. Additionally, as of September 30, 2021, the remaining deferred payment obligations of $15.0 million to certain former stockholders, which are contingent upon their continued employment, will be recognized ratably as compensation expense over the remaining requisite service periods.
Microsoft Acquisition Contingent Consideration
On April 11, 2021, we entered into a Merger Agreement with Microsoft, subject to the terms of which Microsoft has agreed to acquire Nuance. The consummation of the Merger remains subject to customary closing conditions including satisfaction of certain regulatory approvals. The Merger is currently expected to close by the end of our first quarter or early in our second quarter of fiscal year 2022. As part of the transaction, Nuance expects to incur liabilities of approximately $114.0 million that are contingent on the deal consummation. These liabilities include banker fees, legal fees, and certain retention bonuses.
Financial Instruments
We use financial instruments to manage our foreign exchange risk. We operate our business in countries throughout the world and transact business in various foreign currencies. Our foreign currency exposures typically arise from transactions denominated in currencies other than the functional currency of our operations. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. Our program is designed so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. As of September 30, 2021 and 2020, we had outstanding contracts with a total notional value of $52.5 million and $40.7 million, respectively.
Defined Benefit Plans
We sponsor certain defined benefit plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our defined benefit pension income was $0.2 million, $0.4 million, and $0.5 million for fiscal years 2021, 2020, and 2019, respectively. The aggregate projected benefit obligation as of September 30, 2021 and September 30, 2020 was $34.9 million and $35.4 million, respectively. The aggregate net liability of our defined benefit plans as of September 30, 2021 and September 30, 2020 was $10.1 million and $13.2 million, respectively.

Off-Balance Sheet Arrangements
Through September 30, 2021, we have not entered into any off-balance sheet arrangements or material transactions with unconsolidated entities or other persons.
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
Goodwill Impairment Analysis
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. In fiscal year 2017, we elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment” for its annual goodwill impairment test. ASU 2017-04 removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There was no goodwill impairment for fiscal year 2021 and 2020.
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
We evaluated goodwill for impairment using a qualitative analysis and determined goodwill was not impaired. As part of that analysis we assessed goodwill using an entity valuation, which was derived based on the attribution of the agreed-upon purchase price for the announced Microsoft acquisition of Nuance. We use key financial metrics to allocate the purchase price to each reporting unit.
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
As of September 30, 2021 and September 30, 2020, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. We continue to believe negative evidence regarding the deferred tax assets outweighs positive evidence after considering recent profitability trends and the disposition of the medical transcription and EHR implementation businesses. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of September 30, 2021, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
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

Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of September 30, 2021, we had not designated any contracts as fair value or cash flow hedges. The contracts generally have a maturity of less than 90 days. As of September 30, 2021, the notional contract amount of outstanding foreign currency exchange contracts was $52.5 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
As of September 30, 2021, we held approximately $209.5 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $2.1 million per annum, based on the September 30, 2021 reported balances of our investment accounts.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $55.04 as of September 30, 2021 (dollars in millions):

	September 30, 2021
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
1.5% 2035 Debentures	$66.9	$67.1	$6.7	$6.7
1.0% 2035 Debentures	$296.7	$297.3	$30.2	$29.7
1.25% 2025 Debentures	$738.2	$734.3	$72.5	$73.4
Item 8.

Item 8.Financial Statements and Supplementary Data
Nuance Communications, Inc. Consolidated Financial Statements
NUANCE COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Nuance Communications, Inc.
Burlington, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 18, 2021 expressed an unqualified opinion thereon.
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
Determination of Distinct Performance Obligations in Customer Revenue Contracts
As described in Note 3 to the consolidated financial statements, the Company recorded total revenues of $1.36 billion for the year ended September 30, 2021. The Company derives revenue from the following sources: (i) hosting services, (ii) software licenses, including royalties, (iii) M&S, (iv) professional services, and (v) sale of hardware. The Company enters into contracts with its customers, which frequently contain multiple performance obligations. The Company accounts for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
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

The primary procedures we performed to address this critical audit matter included:
•Evaluating the design and testing operating effectiveness of certain controls relating to management’s identification and assessment of distinct performance obligations in contracts with customers.
•Evaluating management’s accounting policies and practices including the reasonableness of management’s judgments and assumptions relating to the evaluation of performance obligations and whether they are distinct or non-distinct.
•Testing a sample of revenue contracts and underlying order documents to evaluate management’s identification of distinct performance obligations in revenue contracts.
Uncertain Tax Positions
As described in Note 21 to the Company’s consolidated financial statements, the Company’s total uncertain tax positions (“UTPs”) for the fiscal year ended September 30, 2021 were $60.1 million. The Company operates in multiple jurisdictions through its wholly-owned subsidiaries and its global structure is complex. The Company’s tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.
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
The primary procedures we performed to address this critical audit matter included:
•Evaluating the design and testing the operating effectiveness of controls relating to management’s assessment of: (i) completeness and accuracy of the identified uncertain tax positions, (ii) evaluation of the technical merits of positions, and (iii) reasonableness of assumptions used in the determinations.
•Evaluating management’s judgments and assessing the reasonableness of assumptions used in determining the units of account, recognition, measurement, and technical merits of UTPs.
•Assessing management’s application of new and updated regulatory and legislative guidance in various jurisdictions and evaluating implications on the Company’s UTPs due to changes in legal structure of certain subsidiaries.
•Utilizing personnel with specialized skill and knowledge in tax to assist in evaluating technical merits, reasonableness of management’s judgments and assumptions used in UTP calculations and the overall reasonableness of conclusions reached.

/s/ BDO USA, LLP
BDO USA, LLP
BDO USA, LLP
Boston, MA
November 18, 2021
We have served as the Company's auditor since 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Nuance Communications, Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited Nuance Communications, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 18, 2021 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP
BDO USA, LLP

BDO USA, LLP
Boston, MA
November 18, 2021

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2021	2020	2019
	(In thousands, except per share amounts)
Revenues:
Hosting and professional services	$812,314	$731,195	$663,378
Product and licensing	299,368	295,908	339,640
Maintenance and support	250,697	256,689	268,231
Total revenues	1,362,379	1,283,792	1,271,249
Cost of revenues:
Hosting and professional services	445,148	401,003	399,598
Product and licensing	34,189	61,209	69,777
Maintenance and support	29,958	31,215	33,374
Amortization of intangible assets	19,696	27,577	27,184
Total cost of revenues	528,991	521,004	529,933
Gross profit	833,388	762,788	741,316
Operating expenses:
Research and development	249,200	219,917	181,784
Sales and marketing	294,538	270,229	269,801
General and administrative	127,318	155,880	172,635
Amortization of intangible assets	39,636	37,664	37,987
Acquisition-related costs, net	3,734	2,935	6,524
Restructuring and other charges, net	36,243	17,513	30,128
Total operating expenses	750,669	704,138	698,859
Income from operations	82,719	58,650	42,457
Other income (expense):
Interest income	547	4,527	13,705
Interest expense	(77,733)	(93,968)	(120,095)
Other expense, net	(17,497)	(13,117)	(870)
Loss before income taxes	(11,964)	(43,908)	(64,803)
Provision (benefit) for income taxes	5,408	(30,868)	(23,198)
Net loss from continuing operations	(17,372)	(13,040)	(41,605)
Net (loss) income from discontinued operations	(9,354)	34,436	255,415
Net (loss) income	$(26,726)	$21,396	$213,810

Net (loss) income per common share - basic:
Continuing operations	$(0.06)	$(0.05)	$(0.15)
Discontinued operations	(0.03)	0.13	0.90
Total net (loss) income per basic common share	$(0.09)	$0.08	$0.75

Net (loss) income per common share - diluted:
Continuing operations	$(0.06)	$(0.05)	$(0.15)
Discontinued operations	(0.03)	0.13	0.90
Total net (loss) income per diluted common share	$(0.09)	$0.08	$0.75

Weighted average common shares outstanding:
Basic	294,589	282,644	286,347
Diluted	294,589	282,644	286,347

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended September 30,
	2021	2020	2019
	(In thousands)
Net (loss) income	$(26,726)	$21,396	$213,810
Other comprehensive income (loss):
Foreign currency translation adjustment	10,848	2,167	(11,993)
Cerence Spin-off	—	12,331	—
Reclassification of currency translation differences into earnings as a result of business disposition	—	—	5,605
Pension adjustments	2,479	423	(3,768)
Unrealized (loss) gain on marketable securities	(58)	(66)	246
Total other comprehensive income (loss), net	13,269	14,855	(9,910)
Comprehensive (loss) income	$(13,457)	$36,251	$203,900

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	September 30, 2020
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$187,307	$301,233
Marketable securities	22,168	71,114
Accounts receivable, less allowances for doubtful accounts of $10,073 and $8,649	162,292	175,583
Prepaid expenses and other current assets	231,778	152,563
Current assets, discontinued operations	—	35,492
Total current assets	603,545	735,985
Land, buildings and equipment, net	146,660	137,299
Goodwill	2,155,270	2,120,495
Intangible assets, net	128,331	167,270
Right-of-use assets	82,666	104,839
Deferred tax assets	45,927	47,818
Other assets	224,254	200,596
Long-term assets, discontinued operations	—	79,030
Total assets	$3,386,653	$3,593,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$372,999	$432,209
Contingent and deferred acquisition payments	2,148	4,224
Accounts payable	90,120	71,833
Accrued expenses and other current liabilities	222,340	199,254
Deferred revenue	240,742	249,484
Current liabilities, discontinued operations	—	29,138
Total current liabilities	928,349	986,142
Long-term debt	494,925	1,104,464
Deferred revenue, net of current portion	108,317	98,696
Deferred tax liabilities	12,019	70,116
Operating lease liabilities	85,290	103,996
Other liabilities	77,781	64,597
Long-term liabilities, discontinued operations	—	21,388
Total liabilities	1,706,681	2,449,399

Commitments and contingencies (Note 18)

Mezzanine Equity	45,038	—

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 319,402 and 286,703 shares issued and 315,651 and 282,952 shares outstanding, respectively	319	287
Additional paid-in capital	2,054,994	1,550,568
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(104,649)	(117,918)
Accumulated deficit	(298,942)	(272,216)
Total stockholders’ equity	1,634,934	1,143,933
Total liabilities and stockholders’ equity	$3,386,653	$3,593,332

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2018	291,504	$291	$2,597,693	(3,751)	$(16,788)	$(122,863)	$(740,837)	$—	$1,717,496
Accumulated adjustment related to the adoption of ASC 606	—	—	—	—	—	—	233,415	—	233,415
Issuance of common stock under employee stock plans	8,981	9	16,588	—	—	—	—	—	16,597
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,645)	(2)	(42,552)	—	—	—	—	—	(42,554)
Stock-based compensation	—	—	161,371	—	—	—	—	—	161,371
Repurchase and retirement of common stock	(8,160)	(8)	(126,930)	—	—	—	—	—	(126,938)
Noncontrolling interests	—	—	(8,281)	—	—	—	—	18,144	9,863
Net income	—	—	—	—	—	—	213,810	—	213,810
Other comprehensive loss	—	—	—	—	—	(9,910)	—	—	(9,910)
Balance at September 30, 2019	289,680	290	2,597,889	(3,751)	(16,788)	(132,773)	(293,612)	18,144	2,173,150
Cerence Spin-off	—	—	(922,567)	—	—	12,331	—	(18,144)	(928,380)
Issuance of common stock under employee stock plans	9,387	9	14,831	—	—	—	—	—	14,840
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,907)	(3)	(56,457)	—	—	—	—	—	(56,460)
Stock-based compensation	—	—	132,201	—	—	—	—	—	132,201
Repurchase and retirement of common stock	(9,457)	(9)	(169,208)	—	—	—	—	—	(169,217)
Repurchases of convertible notes (a)	—	—	(46,121)	—	—	—	—	—	(46,121)
Net income	—	—	—	—	—	—	21,396	—	21,396
Other comprehensive income	—	—	—	—	—	2,524	—	—	2,524
Balance at September 30, 2020	286,703	287	1,550,568	(3,751)	(16,788)	(117,918)	(272,216)	—	1,143,933
Issuance of common stock under employee stock plans	6,696	7	17,061	—	—	—	—	—	17,068
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(2,246)	(2)	(101,963)	—	—	—	—	—	(101,965)
Stock-based compensation	—	—	140,340	—	—	—	—	—	140,340
Equity portion of convertible debt puttable	—	—	(45,038)	—	—	—	—	—	(45,038)
Redemption of Convertible Notes (a)	28,249	27	494,026	—	—	—	—	—	494,053
Net loss	—	—	—	—	—	—	(26,726)	—	(26,726)
Other comprehensive income		—	—	—		13,269	—	—	13,269
Balance at September 30, 2021	319,402	$319	$2,054,994	(3,751)	$(16,788)	$(104,649)	$(298,942)	$—	$1,634,934
(a) According to ASC 470-20, cash consideration paid to repurchase and retire our convertible notes was first allocated to debt component based on the actual fair value on the trading date, and the remaining consideration was allocated to additional paid-in capital.

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(17,372)	$(13,040)	$(41,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	33,708	30,538	36,082
Amortization	59,332	65,241	65,171
Stock-based compensation	143,376	129,618	115,463
Non-cash interest expense	37,997	49,440	49,488
Deferred tax benefit	(2,911)	(47,892)	(40,616)
Loss on extinguishment of debt	19,261	18,656	910
Other	6,709	3,697	8,951
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(12,114)	32,536	4,765
Prepaid expenses and other assets	(39,101)	(8,853)	(18,495)
Accounts payable	20,558	(7,169)	11,928
Accrued expenses and other liabilities	(949)	(81,454)	31,936
Deferred revenue	(9,317)	21,293	(1,052)
Net cash provided by operating activities - continuing operations	239,177	192,611	222,926
Net cash provided by operating activities - discontinued operations	8,462	61,953	178,431
Net cash provided by operating activities	247,639	254,564	401,357
Cash flows from investing activities:
Capital expenditures	(56,514)	(61,297)	(44,185)
Proceeds from dispositions of businesses, net of transaction fees	9,885	150	407,043
Purchases of marketable securities and other investments	(78,485)	(180,005)	(349,125)
Proceeds from sales and maturities of marketable securities and other investments	127,378	313,734	303,171
Payments for business and asset acquisitions, net of cash acquired	(45,425)	(1,000)	(20,873)
Other	732	1,147	—
Net cash (used in) provided by investing activities	(42,429)	72,729	296,031
Cash flows from financing activities:
Repurchase and redemption of debt	(230,076)	(513,642)	(300,000)
Net distribution from Cerence upon the spin-off	—	139,090	—
Payments for repurchase of common stock	—	(169,217)	(126,938)
Proceeds from issuance of common stock from employee stock plans	17,068	14,840	16,597
Proceeds from the revolving credit facility	—	230,000	—
Repayment of the revolving credit facility	—	(230,000)	—
Payments for taxes related to net share settlement of equity awards	(104,368)	(54,056)	(49,428)
Proceeds from sale of noncontrolling interests in a subsidiary	—	—	9,863
Other financing activities	(5,364)	(3,222)	(2,131)
Net cash used in financing activities	(322,740)	(586,207)	(452,037)
Effects of exchange rate changes on cash and cash equivalents	3,604	(814)	(353)
Net (decrease) increase in cash and cash equivalents	(113,926)	(259,728)	244,998
Cash and cash equivalents at beginning of year	301,233	560,961	315,963
Cash and cash equivalents at end of year	$187,307	$301,233	$560,961

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Presentation
Nuance Communications, Inc. ("We", "Nuance", or the "Company") is a pioneer and leader in conversational and cognitive AI innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, financial services, telecommunications and travel industries, among others. We have three reportable segments as of September 30, 2021: Healthcare, Enterprise, and Other. See Note 22 for a description of each of these segments.
On April 11, 2021, we entered into the Merger Agreement with Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction. Pursuant to the Merger Agreement, following consummation of the Merger, Nuance will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The consummation of the Merger is subject to certain conditions, including the satisfaction of certain regulatory approvals and other customary closing conditions, but it is currently expected to close by the end of our first quarter or early in our second quarter of fiscal year 2022.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement previously filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and that will contain important information about Nuance and the Merger.
As more fully described in Note 10, during the fourth quarter of fiscal year 2021, our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for each of our convertible debentures for at least 20 trading days during the 30 consecutive trading days ending September 30, 2021. As a result, the holders of our 1.25% 2025 Debentures and 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between October 1, 2021 and December 31, 2021. Additionally, on November 5, 2021, we redeemed all of the outstanding 1.5% 2035 Debentures. All three convertible notes, with a total net book value of $373.0 million, was included within current liabilities as of September 30, 2021.
Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash, and any amount payable in excess of the principal amount would be paid in cash or shares of our common stock at our election. During fiscal year 2021, holders of our 1.5% 2035 Debentures exercised their right to convert $137.4 million notional amount for $137.4 million in cash and 4.1 million shares of common stock, and holders of our 1.0% 2035 Debentures exercised their right to convert $89.2 million notional amount for $89.2 million in cash and 2.1 million shares of common stock. Additionally, during fiscal year 2021, we induced the exchange of $457.0 million notional amount of our 1.0% 2035 Debentures for $5.0 million in cash and 18.9 million shares of common stock, and $64.9 million notional amount of 1.5% 2035 Debentures for $0.5 million in cash and 3.2 million shares of common stock. As of September 30, 2021, $130.3 million in aggregate principal amount of the 1.0% 2035 Debentures and $25.1 million in aggregate principal amount of the 1.5% 2035 Debentures remained outstanding.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. These estimates, judgments and assumptions can affect the reported amounts in the financial statements and the footnotes thereto. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, assumptions and judgments. Significant estimates inherent to the preparation of

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial statements include: revenue recognition; the allowances for doubtful accounts and sales returns; contract assets; internally developed software; goodwill and intangible assets; business combinations, including contingent consideration; and income taxes, including valuation allowance and uncertain tax positions. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.
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
Business Combinations
We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the date of acquisition. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition. The purchase price allocation process requires us to use significant estimates and assumptions, which include:
•estimated fair values of intangible assets;
•estimated fair values of legal performance commitments to customers, assumed from the acquiree under existing contractual obligations (classified as deferred revenue);
•estimated fair values of stock awards assumed from the acquiree that are included in the purchase price;
•estimated fair value of required payments under contingent consideration provisions;
•estimated income tax assets and liabilities assumed from the acquiree; and
•estimated fair value of pre-acquisition contingencies assumed from the acquiree.
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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There was no goodwill impairment for fiscal year 2021.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
directly attributable to the reporting unit's operations and would not be transferred to hypothetical purchasers of the reporting units are excluded from a reporting unit's carrying amount.
We evaluated goodwill for impairment using a qualitative analysis and determined goodwill was not impaired. As part of that analysis we assessed goodwill using an entity valuation, which was derived based on the attribution of the agreed-upon purchase price for the announced Microsoft acquisition of Nuance. We use key financial metrics to allocate the purchase price to each reporting unit.
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
Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. There was no intangible asset impairment for fiscal year 2021.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended September 30, 2021, 2020 and 2019, the activity related to accounts receivable allowances was as follows (dollars in thousands):

	Allowance for Doubtful Accounts	Allowance for Sales Returns
Balance at September 30, 2018	$6,662	$3,232
Bad debt provision	2,372	—
Write-offs, net of recoveries	(1,732)	—
Revenue adjustments, net	—	164
Balance at September 30, 2019	7,302	3,396
Bad debt provisions	2,115	—
Write-offs, net of recoveries	(768)	—
Revenue adjustments, net	—	(466)
Balance at September 30, 2020	8,649	2,930
Bad debt provisions	2,853	—
Write-offs, net of recoveries	(1,429)	—
Revenue adjustments, net	—	(1,446)
Balance at September 30, 2021	$10,073	$1,484
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include expenses that have been paid for in advance of services being received, inventory, sales tax receivable, contract assets, deferred contract costs, and other miscellaneous assets. For a detailed description of our contract assets and deferred contract costs, see Note 3 within the accompanying consolidated financial statements. Additionally, as of September 30, 2021 a receivable related to an offensive litigation settlement of approximately $24.0 million was included in other current assets.
Software Development Costs
We expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.
Software development costs also include costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. As of September 30, 2021 and 2020, the net book value of capitalized internal-use software costs was $81.5 million and $54.1 million, respectively, which are included within Land, buildings and equipment, net.
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
The components of acquisition-related costs, net were as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Transition and integration costs	$4,963	$3,778	$6,125
Professional service fees	834	28	1,942
Acquisition-related adjustments	(2,063)	(871)	(1,543)
Total	$3,734	$2,935	$6,524

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising Costs
Advertising costs are expensed as incurred and recorded within sales and marketing expenses. The advertising costs capitalized as of September 30, 2021 and 2020 are de minimis. We incurred advertising costs of $16.3 million, $16.2 million and $16.9 million for fiscal years 2021, 2020 and 2019, respectively.
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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, reflected in the consolidated statements of stockholders’ equity, consisted of the following (dollars in thousands):

	September 30, 2021	September 30, 2020
Foreign currency translation adjustment	$(99,262)	$(110,110)
Net unrealized losses on post-retirement benefits	(5,394)	(7,873)
Unrealized gain on marketable securities	7	65
Accumulated other comprehensive loss	$(104,649)	$(117,918)
No income tax provisions or benefits are recorded for foreign currency translation adjustment as the undistributed earnings in our foreign subsidiaries are expected to be indefinitely reinvested.
Concentration of Risk
Financial instruments that are potentially subject to significant concentrations of credit risk principally consist of cash, cash equivalents, marketable securities and trade accounts receivable. We place our cash and cash equivalents and marketable securities with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date. For trade accounts receivable, we perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. No customer accounted for more than 10% of our net accounts receivable balance at September 30, 2021 and 2020 or 10% of our revenue for fiscal years 2021, 2020 or 2019.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Foreign Currency Translation
The functional currency of a foreign subsidiary is generally the local currency. We translate the financial statements of foreign subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the reporting period for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive loss as a component of stockholders’ equity. We record net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within in other expense, net. Foreign currency transaction gains for fiscal years 2021, 2020 and 2019 were $0.2 million, $1.3 million and $1.1 million, respectively.
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
No forward exchange contracts are designated as hedges for fiscal years 2021, 2020, or 2019. Changes in the fair values of the forward currency exchange contracts are recorded within other expense, net. Cash flows related to investments and settlements of forward currency exchange contracts are included within cash flows from investing activities.
Stock-Based Compensation
Stock-based compensation primarily consists of restricted stock units with service, and market or performance conditions. Equity awards are measured at the fair market value of the underlying stock at the grant date. We recognize stock compensation expense ratably over the requisite service period and account for forfeitures based on our estimates. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued than the number of awards outstanding. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital. We record any income tax effect related to stock-based awards through the consolidated statements of operations. Excess tax benefits are recognized as deferred tax assets upon settlement and are subject to regular review for valuation allowance.
Net (Loss) Income Per Share
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
Recently Adopted Accounting Standards
Internal-Use Software
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which became effective for us during the first quarter of fiscal year 2021. The guidance requires that implementation costs related to a hosting arrangement that is a service contract be capitalized and amortized over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The guidance is applied retrospectively to each period presented. The implementation did not have a material impact on our consolidated financial statements.
Current Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which became effective for us during the first quarter of fiscal year 2021. The guidance requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financial assets using a forward-looking approach, taking into consideration historical experience, current conditions, and supportable forecasts that impact collectibility. The implementation did not have a material impact on our consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Disaggregated Revenue

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	For the Year Ended September 30, 2021
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$481,234	$196,591	$128,257	$806,082
Enterprise	312,175	100,825	122,383	535,383
Other	18,905	1,952	57	20,914
Total revenues	$812,314	$299,368	$250,697	$1,362,379

	For the Year Ended September 30, 2020
	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$382,938	$200,988	$136,299	$720,225
Enterprise	319,347	89,950	120,380	529,677
Other	28,910	4,970	10	33,890
Total revenues	$731,195	$295,908	$256,689	$1,283,792
Hardware revenue comprised approximately $27.1 million of total product and licensing revenue for fiscal year 2021 and $28.0 million for fiscal year 2020.
Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs under ASC 606. The capitalized costs primarily relate to paid commissions and other direct, incremental costs to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of September 30, 2021, we had $40.5 million of current contract acquisition costs and $86.1 million of noncurrent contract acquisition costs. As of September 30, 2020, we had $20.9 million of current contract acquisition costs and $51.6 million of noncurrent contract acquisition costs. Commission expense is primarily included in Sales and marketing expense on the consolidated statements of operations. We also had amortization expense of $20.8 million and $16.5 million related to contract acquisition costs for the year ended September 30, 2021 and 2020. There was no impairment related to commission costs capitalized.
Capitalized Contract Costs
We capitalize incremental costs incurred to fulfill our contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (3) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize, and develop applications for each customer. These costs are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. The contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term, which we estimate to be between one and five years. The contract term estimation was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify capitalized contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. At September 30, 2021, we had $21.3 million of short-term contract costs included with Prepaid expenses and other current assets and $35.3 million of long-term

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs included within Other assets. As of September 30, 2020, we had $18.0 million of short-term contract costs included with Prepaid expenses and other current assets and $30.7 million of long-term costs included within Other assets.
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
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets, and Other assets. As of September 30, 2021, we had $72.6 million of current contract assets and $88.9 million of noncurrent contract assets. As of September 30, 2020, we had $48.7 million of current contract assets and $107.4 million of noncurrent contract assets. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance September 30, 2020	$156,142
Revenues recognized but not billed	391,002
Amounts reclassified to accounts receivable	(385,632)
Balance September 30, 2021	$161,512
Our contract liabilities, or Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify Deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in Deferred revenue of continuing operations (dollars in thousands):

Deferred revenue
Balance September 30, 2020	$348,180
Amounts bill but not recognized	768,827
Revenue recognized	(767,948)
Balance September 30, 2021	$349,059
Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2021 (dollars in thousands):

	Within One Year	Two to Four Years	Greater than Four Years	Total
Total revenue	$722,360	$961,396	$47,773	$1,731,529
The table above includes fixed backlogs and does not include variable backlog derived from contingent usage-based activities, such as royalties and usage-based hosting revenue.
4. Disposition of Businesses
Disposition of Our Medical Transcription and EHR Go-live Businesses
On November 17, 2020, we entered into the Agreement to sell the Business, comprised of our medical transcription and EHR implementation businesses to the Buyer. Pursuant to the Agreement, we sold and transferred, and the Buyer purchased and acquired, (a) the shares of certain subsidiaries through which we operate a portion of the Business and (b) certain assets used in

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or related to the Business; and the Buyer assumed certain liabilities related to such assets of the Business, subject to certain exclusions and indemnities as set forth in the Agreement.
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
For all periods presented, the Businesses' results of operations have been included within discontinued operations in our consolidated financial statements.
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
Sale of Imaging
On February 1, 2019, we completed the sale of our Imaging business and received approximately $404.0 million in cash, after estimated transaction expenses. As a result, we recorded a gain of approximately $102.4 million, which has been included within Net income from discontinued operations. For all periods presented, the results of operations, balance sheets and cash flows of our former Imaging business have been included within discontinued operations.
The historical results of operations of Automotive have been included within discontinued operations in our consolidated financial statements.
The following table summarizes the results of the discontinued operations (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2021	2020	2019
Major line items constituting net (loss) income of discontinued operations:
Revenue	$81,071	$195,107	$619,273
Cost of revenue	54,834	117,935	266,932
Research and development	2,535	6,317	101,659
Sales and marketing	1,964	3,095	62,135
General and administrative	66	473	4,370
Amortization of intangible assets	4,073	13,233	33,962
Acquisition-related costs, net	—	(51)	1,999
Restructuring and other charges, net	9,774	7,553	63,588
Other	—	—	(332)
Income from discontinued operations before income taxes	7,825	46,552	84,960
Provision (benefit) for income taxes	4,635	12,116	(68,084)
(Loss) gain on disposition	(12,544)	—	102,371
Net (loss) income from discontinued operations	$(9,354)	$34,436	$255,415

Supplemental information:
Depreciation	1,802	7,234	19,539
Amortization	4,073	13,466	44,961
Stock compensation	1,436	3,676	32,852
Capital expenditures	57	1,369	7,509
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
Fiscal Year 2021 Acquisitions
In fiscal year 2021, we completed an acquisition in our Healthcare segment for total cash consideration of $45.2 million. As a result, we recognized goodwill of $27.2 million and intangible assets of $19.8 million related to technology with a useful life of 5.0 years. The results of operations of the acquired entity have been included within our consolidated statement of operations from the acquisition date. The acquisition was not material to our consolidated financial statements.
Fiscal Year 2019 Acquisitions
In fiscal year 2019, we completed one acquisition in our Healthcare segment for a total consideration of $19.7 million, including $17.8 million in cash, $1.5 million estimated fair value for future contingent payments, and $0.3 million related to the carrying value of existing warrants. As a result, we recognized goodwill of $8.8 million and other intangible assets of $10.5 million related to technology with a useful life of 5.0 years. The results of operations of the acquired entity has been included within our consolidated results of operations from the acquisition date. The acquisition was not material to our consolidated financial statements
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for our reportable segments for fiscal years 2021 and 2020 were as follows (dollars in thousands):

	Healthcare	Enterprise	Other	Total
Balance as of September 30, 2019	$1,421,955	$679,903	$12,849	$2,114,707
Purchase accounting adjustments	(31)	—	—	(31)
Effect of foreign currency translation	3,035	2,697	87	5,819
Balance as of September 30, 2020	1,424,959	682,600	12,936	2,120,495
Acquisitions	27,206	—	—	27,206
Effect of foreign currency translation	1,671	5,563	335	7,569
Balance as of September 30, 2021	$1,453,836	$688,163	$13,271	$2,155,270
Intangible assets consist of the following as of September 30, 2021 and 2020 (dollars in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$387,275	$(309,704)	$77,571	3.7
Technology and patents	223,827	(173,067)	50,760	2.9
Trade names, trademarks, and other	5,107	(5,107)	—	—
Total	$616,209	$(487,878)	$128,331

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$386,112	$(269,901)	$116,211	4.3
Technology and patents	203,883	(153,358)	50,525	3.1
Trade names, trademarks, and other	5,107	(4,573)	534	0.9
Total	$595,102	$(427,832)	$167,270

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying statements of operations and was $19.7 million, $27.6 million and $27.2 million in fiscal years 2021, 2020 and 2019, respectively. Amortization expense for customer relationships, trade names, trademarks, and other, and non-competition agreements is included in operating expenses and was $39.6 million, $37.7 million and $38.0 million in fiscal years 2021, 2020 and 2019, respectively.
Estimated amortization expense for each of the five succeeding years as of September 30, 2021, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenue	Other Operating Expenses	Total
2022	$20,261	$27,064	$47,325
2023	16,304	21,875	38,179
2024	8,904	11,348	20,252
2025	3,968	10,048	14,016
2026	1,323	7,236	8,559
Thereafter	—	—	—
Total	$50,760	$77,571	$128,331
7. Accounts Receivable, Net
Accounts receivable, net consisted of the following (dollars in thousands):

	September 30, 2021	September 30, 2020
Accounts receivable, gross	$173,849	$187,162
Less: allowance for doubtful accounts	(10,073)	(8,649)
Less: allowance for sales returns	(1,484)	(2,930)
Accounts receivable, net	$162,292	$175,583
8. Land, Buildings and Equipment, Net
Land, building and equipment, net consisted of the following (dollars in thousands):

	Useful Life (In Years)	September 30, 2021	September 30, 2020
Land	—	$2,400	$2,400
Building	30	6,732	6,741
Machinery and equipment	3-5	114,878	138,553
Computers, software and equipment	3-5	154,719	139,405
Leasehold improvements	2-15	33,434	31,088
Furniture and fixtures	5-7	11,020	11,021
Construction in progress	—	50,580	41,694
Total land, building and equipment		373,763	370,902
Less: accumulated depreciation		(227,103)	(233,603)
Total land, building and equipment, net		$146,660	$137,299
Depreciation expense for fiscal years 2021, 2020 and 2019 was $33.7 million, $30.5 million and $36.1 million, respectively, which included amortization expense of $5.0 million, $4.8 million and $2.7 million, respectively, for internally developed software costs.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2021	September 30, 2020
Compensation	$133,194	$110,827
Accrued interest payable	9,038	13,484
Cost of revenue related liabilities	24,976	25,434
Consulting and professional fees	18,130	10,589
Sales and marketing incentives	1,294	2,021
Sales and other taxes payable	8,016	6,339
Operating lease obligations	24,522	26,284
Other	3,170	4,276
Total	$222,340	$199,254
10. Debt
At September 30, 2021 and 2020, we had the following borrowing obligations (dollars in thousands):

	September 30, 2021	September 30, 2020
5.625% Senior Notes due 2026, net of deferred issuance costs of $3.2 million and $3.9 million, respectively. Effective interest rate 5.625%.	$496,764	$496,148
1.000% Convertible Debentures due 2035, net of unamortized discount of $7.0 million and $64.8 million, respectively, and deferred issuance costs of $0.3 million and $2.9 million, respectively. Effective interest rate 5.622%.	122,948	608,767
1.250% Convertible Debentures due 2025, net of unamortized discount of $36.1 million and $45.2 million, respectively, and deferred issuance costs of $1.5 million and $1.9 million, respectively. Effective interest rate 5.578%.	225,067	215,582
1.500% Convertible Debentures due 2035, net of unamortized discount of $0.1 million and $10.4 million, respectively, and deferred issuance costs of $0.3 million as of September 30, 2020. Effective interest rate 5.394%.	24,984	216,627
Deferred issuance costs related to our Revolving Credit Facility	(1,839)	(451)
Total debt	867,924	1,536,673
Less: current portion(a)	(372,999)	(432,209)
Total long-term debt	$494,925	$1,104,464
__________
(a) As of September 30, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between October 1, 2021 and December 31, 2021. As a result, the net carrying amounts of the convertible debentures were included in current liabilities as of September 30, 2021.
The following table summarizes the maturities of our borrowing obligations as of September 30, 2021 (dollars in thousands):

Fiscal Year	Convertible Debentures (1)	Senior Notes	Total
2022	$418,037	$—	$418,037
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	500,000	500,000
Thereafter	—	—	—
Total before unamortized discount	418,037	500,000	918,037
Less: unamortized discount and issuance costs	(45,038)	(5,075)	(50,113)
Total debt	$372,999	$494,925	$867,924
__________
(1)As more fully described below, as of September 30, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures, 1.5% 2035 Debentures, and 1.0% 2035 Debentures between October 1, 2021 and December 31, 2021. As a result, these convertible debentures were treated as if they were due in fiscal year 2021.

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
Upon the occurrence of certain asset sales or a change in control, we must offer to repurchase the 2026 Senior Notes at a price equal to 100% in the case of an asset sale, or 101% in the case of a change of control, of the principal amount plus accrued and unpaid interest to, but excluding, the repurchase date. As discussed previously, the pending Microsoft transaction is expected to close by the end of our first quarter or early in our second quarter of fiscal year 2022. The finalization of this transaction will represent a change in control.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Additionally, during the fourth quarter of fiscal year 2021, holders of our 1.0% 2035 Debentures exercised their right to convert $89.2 million notional amount for $89.2 million in cash and 2.1 million shares of common stock, of which we allocated $85.4 million to debt and $117.6 million to equity. Also, in connection with the conversions, we wrote off $5.6 million of unamortized discount and $0.3 million of unamortized costs. As a result, we recorded a $2.1 million loss associated with the conversions. Additionally, as part of these conversions we transferred non-cash consideration in the form of shares of common stock valued at $113.8 million. Following the conversions and redemptions, $130.3 million in aggregate principal amount of the 1.0% 2035 Debentures remained outstanding as of September 30, 2021.
The 1.0% 2035 Debentures were convertible as of September 30, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending September 30, 2021. As a result, the holders of our 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between October 1, 2021 and December 31, 2021. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning January 1, 2021 through September 30, 2021.
As of September 30, 2021, holders have exercised their right to convert $2.3 million notional amount of our 1.0% 2035 Debentures for $2.3 million in cash and 0.1 million shares of common stock. The settlement of this conversion occurred subsequent to September 30, 2021, but before the filing of this Annual Report on Form 10-K. The net carrying amount of the 1.0% 2035 Debentures was included within the current portion of long-term debt, and $7.3 million has been reclassified from permanent equity to mezzanine equity. As of September 30, 2021, the if-converted value of the 1.0% 2035 Debentures exceeded its principal amount by $167.0 million.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
During the second quarter of fiscal year 2020, we repurchased $87.3 million notional amount of our 1.25% 2025 Debentures for $112.3 million, of which we allocated $72.8 million to debt and $39.5 million to equity based upon ASC 470-20. Also, in connection with the repurchases, we wrote off $16.7 million unamortized discount and $0.7 million unamortized costs. As a result, we recorded a $2.8 million loss associated with the repurchases. Additionally, holders of our 1.25% 2025 Debentures exercised their right to convert an immaterial notional amount during the fourth quarter of fiscal year 2021. Following the repurchases, $262.6 million in aggregate principal amount of the 1.25% 2025 Debentures remain outstanding.
The 1.25% 2025 Debentures were convertible as of September 30, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending September 30, 2021. As a result, the holders of our 1.25% 2025 Debentures have the right to convert all or any portion of their debentures between October 1, 2021 and December 31, 2021. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through September 30, 2021.
As of September 30, 2021, holders have exercised their right to convert $1.2 million notional amount of our 1.25% 2025 Debentures for $1.2 million in cash and 0.04 million shares of common stock. The settlement of this conversion occurred subsequent to September 30, 2021, but before the filing of this Annual Report on Form 10-K. There were no material redemptions settled in fiscal year 2021. As of September 30, 2021, the net carrying amount of the 1.25% 2025 Debentures was included within the current portion of long-term debt, and $37.6 million has been reclassified from permanent equity to mezzanine equity. As of September 30, 2021, the if-converted value of the 1.25% 2025 Debentures exceeded its principal amount by $471.6 million.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Further, during the third quarter of fiscal year 2021, holders of our 1.5% 2035 Debentures exercised their right to convert $118.3 million notional amount for $118.3 million in cash and 3.5 million shares of common stock, of which we allocated $117.1 million to debt and $193.3 million to equity. Also, in connection with the conversions, we wrote off $2.1 million of unamortized discount and $0.1 million of unamortized costs. As a result, we recorded a $1.0 million loss associated with the conversions. Additionally, as part of these conversions we transferred non-cash consideration in the form of shares of common stock valued at $192.1 million.
During the fourth quarter of fiscal year 2021, holders of our 1.5% 2035 Debentures exercised their right to convert $19.0 million notional amount for $19.0 million in cash and 0.6 million shares of common stock, of which we allocated $18.9 million to debt and $31.8 million to equity. Also, in connection with the conversions, we wrote off $0.3 million of unamortized discount. As a result, we recorded a $0.1 million loss associated with the conversions. Additionally, as part of

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these conversions we transferred non-cash consideration in the form of shares of common stock valued at $31.6 million. Following the conversions and redemptions, $25.1 million in aggregate principal amount of the 1.5% 2035 Debentures remained outstanding as of September 30, 2021.
The 1.5% 2035 Debentures were convertible as of September 30, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending September 30, 2021. As a result, the holders of our 1.5% 2035 Debentures had the right to convert all or any portion of their debentures between October 1, 2021 and December 31, 2021. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through September 30, 2021. As of September 30, 2021, the net carrying amount of the 1.5% 2035 Debentures was included within the current portion of long-term debt, and $0.1 million has been reclassified from permanent equity to mezzanine equity. The if-converted value of the 1.5% 2035 Debentures exceeded its principal amount by $42.0 million as of September 30, 2021.
On September 29, 2021, we issued a notice calling for redemption all of our outstanding 1.5% 2035 Debentures, pursuant to which, the holders had the right to receive cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date of November 5th, 2021. In lieu of redemption, holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio until the close of business on November 4, 2021. Upon the conclusion of the conversion period on November 4, 2021, holders of $25.0 million notional amount exercised their right to convert. Additionally, we redeemed the remaining outstanding $0.1 million 1.5% 2035 Debentures for $0.1 million in cash. On November 5, 2021, we settled all of the outstanding 1.5% 2035 Debentures for $25.1 million in cash and 0.8 million shares of common stock. Following these redemptions and conversions, none of the 1.5% 2035 Debentures remain outstanding.
Revolving Credit Facility
On July 31, 2020, we amended our revolving credit agreement (the "Amended Revolving Credit Agreement") to, among other things, extend the expiration from April 15, 2021 to April 15, 2022. The Amended Revolving Credit Agreement provided for aggregate borrowing commitments of $300.0 million (the "Revolving Credit Facility"), including the revolving facility loans, the swingline loans and issuance of letters of credit. The borrowing outstanding under the Revolving Credit Facility bore interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The Revolving Credit Facility was secured by substantially all our assets. The Amended Revolving Credit Agreement contained customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. At any time that there were any outstanding borrowings (excluding up to $25,000,000 of issued and undrawn Letters of Credit) under the Revolving Credit Facility, we were required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the Amended Revolving Credit Agreement) not exceeding 4.00 to 1.00.
On February 4, 2021, we entered into a new revolving credit agreement (the "New Revolving Credit Agreement"), which replaced the existing Amended Revolving Credit Agreement. The New Revolving Credit Agreement expires February 4, 2026, and has an aggregate borrowing commitment of $300.0 million, including revolving loans and letters of credit (the "New Revolving Credit Facility"). The New Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The New Revolving Credit Facility is secured by substantially all our assets and substantially all assets of certain of our domestic subsidiaries that guarantee our obligations under the New Revolving Credit Agreement. The New Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, we are required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the New Revolving Credit Agreement) not exceeding 4.00 to 1.00. We were in compliance with all the debt covenants as of September 30, 2021.
As of September 30, 2021, after taking into account the outstanding letters of credit of $1.9 million, we had $298.1 million available for borrowing under the New Revolving Credit Facility.
11. Financial Instruments and Hedging Activities
Derivatives not Designated as Hedges
Forward Currency Contracts
We have operations in a number of international locations, including certain developing markets where currency exchange rates can be volatile. We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exchange rates so that our exposure to foreign currencies will be mitigated or offset by the gains or losses on the foreign currency forward contracts. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. As of September 30, 2021 and 2020, we had outstanding contracts with a total notional value of $52.5 million and $40.7 million, respectively.
We did not designate any forward contracts as hedging instruments for fiscal years 2021, 2020 and 2019. Therefore, changes in fair value of foreign currency forward contracts were recognized within other expense, net in our consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our consolidated statement of cash flows.
A summary of our derivative instruments is as follows (dollars in thousands):

		Fair Value
Derivatives Not Designated as Hedges:	Balance Sheet Classification	September 30, 2021	September 30, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$112	$109
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(49)	$(92)
A summary of income related to foreign currency forward contracts for the year ended September 30, 2021 is as follows (dollars in thousands):

	Income Statement Classification Income Recognized	Year Ended September 30,
Derivatives Not Designated as Hedges:		2021	2020	2019
Foreign currency forward contracts	Other income, net	$337	$379	$1,816
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
•Level 3: Unobservable inputs that are supportable by little or no market activities and are based on significant assumptions and estimates.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and 2020 consisted of (dollars in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$113,186	$—	$—	$113,186
Time deposits(b)	—	13,889	—	13,889
Commercial paper, $18,633 at cost(b)	—	18,668	—	18,668
Foreign currency exchange contracts(b)	—	112	—	112
Total assets at fair value	$113,186	$32,669	$—	$145,855
Liabilities:
Foreign currency exchange contracts(b)	$—	$(49)	$—	$(49)
Total liabilities at fair value	$—	$(49)	$—	$(49)

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$182,645	$—	$—	$182,645
Time deposits(b)	—	95,180	—	95,180
Commercial paper, $33,265 at cost(b)	—	33,290	—	33,290
Corporate notes and bonds, $15,460 at cost(b)	—	15,480	—	15,480
Foreign currency exchange contracts(b)	—	109	—	109
Total assets at fair value	$182,645	$144,059	$—	$326,704
Liabilities:
Foreign currency exchange contracts(b)	$—	$(92)	$—	$(92)
Contingent acquisition payments(c)	—	—	(1,796)	(1,796)
Total liabilities at fair value	$—	$(92)	$(1,796)	$(1,888)
__________
(a)Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.
(b) Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These instruments are included with Cash and Cash Equivalents and Marketable Securities within our consolidated balance sheets. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.21 years as of September 30, 2021 and 0.31 years as of September 30, 2020.
(c) The fair values of our contingent consideration arrangements were determined using either the option pricing model with Monte Carlo simulation or the probability-weighted discounted cash flow method.
The estimated fair value of our long-term debt approximated $1,620.3 million (face value $918.0 million) as of September 30, 2021 and $2,355.5 million (face value $1,666.5 million) as of September 30, 2020, based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at the end of the reporting periods. There was no balance outstanding under our revolving credit agreement as of September 30, 2020 and 2021.
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
The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 30, 2021 and 2020 (dollars in thousands):

Amount
Balance as of September 30, 2019	$2,550
Payments and foreign currency translation	(4)
Adjustments to fair value included in acquisition-related costs, net	(750)
Balance as of September 30, 2020	1,796
Payments and foreign currency translation	(53)
Adjustments to fair value included in acquisition-related costs, net	(1,743)
Balance as of September 30, 2021	$—
As of September 30, 2021, we do not have any required payments based upon any specified performance targets being achieved.
13. Restructuring and Other Charges, Net
Restructuring and other charges, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business. Restructuring expenses consist of employee severance costs, charges for the closure of idle facilities and other contract termination costs. Other charges include litigation

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contingency reserves, costs related to the transition agreement of our former CEO, asset impairment charges, insurance recoveries and gains or losses on the sale or disposition of certain non-strategic assets or product lines.
The components of restructuring and other charges, net are as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Personnel	$6,147	$5,138	$15,193
Facilities	10,793	5,531	2,225
Total restructuring charges	16,940	10,669	17,418
Other charges	19,303	6,844	12,710
Total restructuring and other charges, net	$36,243	$17,513	$30,128
The following table represents the roll forward of restructuring liabilities for fiscal years 2021, 2020 and 2019 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2018	$7,119	$6,463	$13,582
Restructuring charges, net	15,193	2,225	17,418
Non-cash adjustment	—	(102)	(102)
Cash payments	(18,725)	(4,963)	(23,688)
Balance at September 30, 2019	3,587	3,623	7,210
ASC 842 implementation (a)	—	11,674	11,674
Restructuring charges, net	5,138	5,531	10,669
Non-cash adjustment	—	1,052	1,052
Cash payments	(7,482)	(6,364)	(13,846)
Balance at September 30, 2020	1,243	15,516	16,759
Restructuring charges, net	6,147	10,793	16,940
Non-cash adjustment	(839)	(3,655)	(4,494)
Cash payments	(6,107)	(5,708)	(11,815)
Balance at September 30, 2021	$444	$16,946	$17,390
__________
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below presents the Restructuring and other charges, net associated with each segment, but excluded from calculation of each segment's profit (dollars in thousands):

	Personnel	Facilities	Total Restructuring	Other Charges	Total
Fiscal Year 2021
Healthcare	$3,490	$1,939	$5,429	$—	$5,429
Enterprise	1,264	7,201	8,465	—	8,465
Other	—	1,632	1,632	—	1,632
Corporate	1,393	21	1,414	19,303	20,717
Total fiscal year 2021	$6,147	$10,793	$16,940	$19,303	$36,243

Fiscal Year 2020
Healthcare	$1,786	$2,819	$4,605	$—	$4,605
Enterprise	1,417	1,998	3,415	—	3,415
Other	—	(63)	(63)	—	(63)
Corporate	1,935	777	2,712	6,844	9,556
Total fiscal year 2020	$5,138	$5,531	$10,669	$6,844	$17,513

Fiscal Year 2019
Healthcare	$5,660	$191	$5,851	$—	$5,851
Enterprise	5,037	933	5,970	—	5,970
Other	1,457	337	1,794	3,306	5,100
Corporate	3,039	764	3,803	9,404	13,207
Total fiscal year 2019	$15,193	$2,225	$17,418	$12,710	$30,128
Fiscal Year 2021
For fiscal year 2021, we recorded restructuring charges of $16.9 million, which included $6.1 million related to the termination of approximately 80 employees and $10.8 million of charges related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the geographic footprint of our offices and facilities. We expect the remaining outstanding severance of $0.4 million to be substantially paid during fiscal year 2022, and the remaining $16.9 million lease payments to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, during fiscal year 2021, we recorded approximately $21.0 million of expenses related to the acquisition of Nuance by Microsoft, and $1.4 million of professional service expenses related to other corporate initiatives, offset in part by $3.1 million of insurance recoveries.
Fiscal Year 2020
For fiscal year 2020, we recorded restructuring charges of $10.7 million, which included $5.1 million related to the termination of approximately 191 employees and $5.5 million charge related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the footprint of our offices and facilities.
Additionally, during fiscal year 2020, we recorded $5.1 million expenses related to the separation of our Automotive business, and a $2.0 million impairment charge related to a right-of-use asset due to the COVID-19 pandemic, offset in part by $0.3 million of insurance recoveries.
Fiscal Year 2019
For fiscal year 2019, we recorded restructuring charges of $17.4 million, which included $15.2 million related to the termination of approximately 305 employees and $2.2 million in charges related to the closing of certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction.
Additionally, during fiscal year 2019, we recorded $9.9 million of professional services fees related to our corporate

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transformational efforts and $3.3 million accelerated depreciation related to our Mobile Operator Services, offset in part by $0.5 million of insurance recoveries.
14. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes

	Year Ended September 30,
	2021	2020	2019
	(Dollars in thousands)
Interest paid	$44,182	$50,346	$72,630
Income taxes paid	$12,193	$31,732	$17,474
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
We did not repurchase any shares during the fiscal year ended September 30, 2021, and repurchased 9.5 million shares and 8.2 million shares for $169.2 million and $126.9 million during the fiscal years ended September 30, 2020 and 2019, respectively, under the program. The amount paid in excess of par value is recognized in additional paid in capital and these shares were retired upon repurchase. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. The amount paid in excess of par value is recognized in additional paid in capital. Shares were retired upon repurchase. As of September 30, 2021, approximately $261.2 million remained available for future repurchases under the program.
Preferred Stock
We are authorized to issue up to 40,000,000 shares of preferred stock, par value $0.001 per share. The undesignated shares of preferred stock will have rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors upon issuance of the preferred stock. There were no outstanding shares of preferred stock as of September 30, 2021 or September 30, 2020.
Series A Preferred Stock
We have designated 1,000,000 shares as Series A Preferred Stock, par value $0.001 per share. The Series A Preferred Stock is entitled to receive dividends equal to the greater of $1.00 and 1,000 times the aggregate per share amount of all dividends declared on our Common Stock. Holders of each share of the Series A Preferred Stock are entitled to 1,000 votes on all matters submitted to a vote of the stockholders of the Company and shall vote as one class. The Series A Preferred Stock is not redeemable and has the right to certain liquidation preferences over our Common Stock. The Series A Preferred Stock ranks junior to all other series of the Preferred Stock as to the payment of dividends and the distribution of assets. There were no outstanding shares of preferred stock as of September 30, 2021 or September 30, 2020.
Series B Preferred Stock
We have designated 15,000,000 shares as Series B Preferred Stock, par value $0.001 per share. The Series B Preferred Stock is convertible into shares of common stock on a one-for-one basis and has a liquidation preference of $1.30 per share plus all declared but unpaid dividends. The holders of Series B Preferred Stock are entitled to non-cumulative dividends at the rate of $0.05 per annum per share, payable when, and if, declared by the Board of Directors. To date, no dividends have been declared by the Board of Directors. Holders of Series B Preferred Stock have no voting rights, except those rights provided under Delaware law. There were no outstanding shares of preferred stock as of September 30, 2021 or September 30, 2020.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Net (Loss) Income Per Share
The following table sets forth the computation for basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Year Ended September 30,
	2021	2020	2019
Numerator:
Net loss from continuing operations	$(17,372)	$(13,040)	$(41,605)
Net (loss) income from discontinued operations	(9,354)	34,436	255,415
Net (loss) income	$(26,726)	$21,396	$213,810

Denominator:
Weighted average common shares outstanding — Basic	294,589	282,644	286,347
Weighted average common shares outstanding — Diluted	294,589	282,644	286,347

Net (loss) income per common share - basic:
Continuing operations	$(0.06)	$(0.05)	$(0.15)
Discontinued operations	(0.03)	0.13	0.90
Total net (loss) income per basic common share	$(0.09)	$0.08	$0.75

Net (loss) income per common share - diluted:
Continuing operations	$(0.06)	$(0.05)	$(0.15)
Discontinued operations	(0.03)	0.13	0.90
Total net (loss) income per diluted common share	$(0.09)	$0.08	$0.75

Anti-dilutive equity instruments excluded from the calculation	219	453	1,047
Contingently issuable awards excluded from the calculation (a)	113	9	1,786
_________
(a) Certain performance-based awards were excluded from the determination of dilutive net (loss) income per share as the conditions were not met at the end of the reporting period.
17. Stock-Based Compensation
On January 22, 2020, our stockholders adopted our 2020 Stock Plan (the "2020 Stock Plan") and as such date, we no longer grant awards under our amended and restated 2000 Stock Plan (the "2000 Stock Plan"). Outstanding awards under our 2000 Stock Plan that are forfeited or returned to the company for satisfaction of taxes, are transferred to the 2020 Stock Plan and may be used for future issuance. The 2020 Stock Plan (i) grants the Company's compensation committee the discretionary authority over the plan; (ii) makes employees, directors, consultants, and advisors of the Company and its subsidiaries eligible to receive awards; (iii) sets the number of shares of common stock that may be issued in satisfaction of awards to be 9,000,000 shares, plus the number of shares available for issuance under the 2000 Stock Plan; and (iv) identifies the annual limits on shares granted to each individual and the types of awards permissible.
As of September 30, 2021, we had 11.6 million shares available for future grants under the 2020 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity upon issuance.
The amounts included in the consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2021	2020	2019
Cost of professional services and hosting	$27,024	$22,687	$24,021
Cost of product and licensing	411	509	855
Cost of maintenance and support	1,517	1,657	1,314
Research and development	36,983	33,877	21,365
Sales and marketing	36,742	31,842	30,371
General and administrative	40,699	39,046	37,537
Total	$143,376	$129,618	$115,463
Modifications of Equity Awards
In connection with the spin-off of our Automotive business (the "Distribution") on October 1, 2019, under the provisions of our Amended and Restated 2000 Stock Plan and our Amended and Restated Directors Stock Plan, we adjusted our then outstanding equity awards in accordance with the terms of the Employee Matters Agreement that Nuance entered into in connection with the Distribution. Effective upon the Distribution, Nuance stock options, Nuance restricted stock units ("RSUs"), and Nuance performance-based restricted stock units ("PSUs") held by employees and other service providers continuing with Nuance following the Distribution, were adjusted based on a conversion ratio of 1.16667 to 1, as outlined in the Employee Matters Agreement. Effective upon the Distribution, RSUs held by employees continuing with Cerence following the Distribution that were scheduled to vest on or before November 30, 2019 vested in full as of immediately prior to the Distribution, PSUs held by such employees that were eligible to vest based on Nuance's relative total shareholder return ("TSR") as of November 6, 2019 were cancelled in exchange for a cash payment based on the portion of the PSUs that were then earned, and all other RSUs and PSUs held by such employees were forfeited for no consideration upon their termination of employment with Nuance. As of the Distribution (or an applicable employee's later transfer date), all employees continuing with Cerence following the Distribution ceased to be eligible to participate in Nuance's Employee Stock Purchase Plan ("ESPP"). As of September 30, 2021, the employees participating in our ESPP were all Nuance employees. There were no changes to the plan terms of any of the foregoing plans except as described above. The incremental expense as a result of these modification was immaterial to the consolidated financial statements.
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
The table below summarizes activities related to stock options for the years ended September 30, 2021, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at September 30, 2018	19,144	$17.31
Exercised	(3,314)	$7.22
Expired	(4,528)	$17.89
Outstanding at September 30, 2019	11,302	$20.04
Exercised	(3,830)	$17.18
Equitable Adjustment - Cerence Spin-off (b)	1,883	$—
Outstanding at September 30, 2020	9,355	$17.18
Outstanding at September 30, 2021	9,355	$17.18	0.6 years	$0.4	million
Exercisable at September 30, 2021	9,355	$17.18	0.6 years	$0.4	million
Exercisable at September 30, 2020	9,355
Exercisable at September 30, 2019	11,302

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
__________
(a)The aggregate intrinsic value represents any excess of the closing price of our common stock as of September 30, 2021 ($55.04) over the exercise price of the underlying options.
(b)Effective with the Distribution on October 1, 2019, outstanding equity awards were equitably adjusted by a conversion ratio of 1.16667 per one Nuance share then held.
The aggregate intrinsic values of stock options exercised during the fiscal year ended September 30, 2021, 2020, and 2019 were de minimis.
Restricted Stock Units and Performance Stock Units
We are authorized to issue equity incentive awards in the form of RSUs and PSUs. Unvested awards may not be sold, transferred or assigned. Both RSUs and PSUs are service-based awards and generally vested over a three-year period. The fair value of the RSUs is measured based upon the market price of the underlying common stock as of the grant date. PSUs are aligned to specified performance targets, such as TSR relative to our peers, or specified performance metrics. PSUs generally cliff vest at the end of a three-year period, which is contingent upon the achievement of such performance targets as well as the employee's continued employment. The fair value of PSUs aligned to the returns of our common stock, or TSRs, is determined using a Monte Carlo simulation model. The fair value of PSUs aligned to specified performance metrics is determined based upon our best estimate of the probability of achieving these goals. The fair value of an award at the grant date is amortized to expense over the requisite service period using the straight-line method, net of an assumed forfeiture rate assumption. In the event that the employees’ employment with us terminates, or in the case of awards with only performance goals, if those goals are not met, any unvested shares are forfeited and reverted to us.
In order to satisfy our employees’ withholding tax liability as a result of the vesting of RSU and PSUs, we have historically repurchased shares upon the employees’ vesting. We repurchased 2.2 million shares for $102.0 million in fiscal year 2021, 2.9 million shares for $56.5 million in fiscal year 2020, and 2.6 million shares for $42.6 million in fiscal year 2019.
RSUs and PSUs are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to Restricted Units:

	Number of Shares Underlying Performance Stock Units	Number of Shares Underlying Restricted Stock Units Awards
Outstanding at September 30, 2018	3,039,568	6,872,087
Granted	1,342,836	9,500,077
Earned/released	(1,405,485)	(6,383,908)
Modification(a)	(296,759)	296,759
Forfeited	(688,835)	(1,286,071)
Outstanding at September 30, 2019	1,991,325	8,998,944
Granted	1,067,900	6,401,949
Earned/released	(303,198)	(8,106,783)
Forfeited	(438,981)	(1,452,467)
Equitable Adjustment - Cerence Spin-off (b)	303,074	1,316,006
Outstanding at September 30, 2020	2,620,120	7,157,649
Granted	1,048,943	2,907,849
Earned/released	(1,067,802)	(5,085,375)
Forfeited	(137,340)	(324,298)
Outstanding at September 30, 2021	2,463,921	4,655,825
Weighted average remaining recognition period of outstanding Restricted Units	1.0 year	1.5 years
Unrecognized stock-based compensation expense of outstanding Restricted Units	$25.9 million	$99.9 million
Aggregate intrinsic value of outstanding Restricted Units(c)	$135.6 million	$256.3 million
__________
(a) 296,759 shares of performance-based awards were modified to time-based awards with only service conditions in December 2018.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(b) Effective with the Distribution on October 1, 2019, outstanding equity awards were equitably adjusted by a conversion ratio of 1.16667 per one Nuance share then held.
(c) The aggregate intrinsic value represents any excess of the closing price of our common stock as of September 30, 2021 ($55.04) over the exercise price of the underlying restricted units.
A summary of the weighted-average grant-date fair value of RSUs and PSUs granted, and the aggregate intrinsic value of Restricted Units vested for each fiscal year is as follows:

	Year ended September 30,
	2021	2020	2019
Weighted-average grant-date fair value per share	$41.92	$19.51	$16.52
Total intrinsic value of shares vested (in millions)	$280.6	$164.1	$125.2
PSUs outstanding as of September 30, 2021 include performance goals based on TSR relative to a peer index and a revenue growth metric (for awards granted in November 2020) during the performance period. The awards actually earned will be up to two-hundred percent of the target number of the PSUs. Compensation expense related to PSUs aligned to the TSR is recorded on a straight-line basis over the performance period of the award. The grant date fair value for PSUs aligned to TSR is determined using a Monte Carlo simulation model. Below is a summary of key assumptions of the valuation:

	Year ended September 30,
	2021	2020
Dividend yield	0.0%	0.0%
Expected volatility	34.95%	27.73% - 28.24%
Risk-free interest rate	0.21%	1.40% - 1.62%
Expected term (in years)	3.00	2.72 - 3.00
1995 Employee Stock Purchase Plan
The ESPP, as amended and restated on January 27, 2015, authorizes the issuance of a maximum of 20,000,000 shares of common stock in semi-annual offerings to employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. Stock-based compensation expense for the employee stock purchase plan is recognized for the fair value benefit accorded to participating employees. The plan was suspended as of August 16, 2021 per the terms of the Microsoft merger agreement. At September 30, 2021, we have reserved 3.0 million shares for future issuance. A summary of the weighted-average grant-date fair value, shares issued, and total stock-based compensation expense recognized related to the ESPP are as follows:

	Year ended September 30,
	2021	2020	2019
Weighted-average grant-date fair value per share	$12.71	$6.90	$3.76
Total shares issued (in millions)	0.5	1.0	1.2
Total stock-based compensation expense (in millions)	$4.9	$4.2	$4.5
The fair value of the purchase rights granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed above relative to stock options:

	Year ended September 30,
	2021	2020	2019
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	39.3%	39.8%	27.8%
Risk-free interest rate	0.1%	0.9%	2.2%
Expected term (in years)	0.5	0.5	0.5
18. Commitments and Contingencies
Litigation and Other Claims

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 "Contingencies". If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and the estimates are based only on the information available at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. As of September 30, 2021 and 2020, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.
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
Contingencies
The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements as of September 30, 2021 and September 30, 2020.
Microsoft Acquisition Contingencies
On April 11, 2021, we entered into a Merger Agreement with Microsoft, subject to the terms of which Microsoft has agreed to acquire Nuance. The consummation of the Merger remains subject to customary closing conditions including satisfaction of certain regulatory approvals. The Merger is currently expected to close by the end of our first quarter or early in our second quarter of fiscal year 2022. As part of the transaction, Nuance expects to incur liabilities of approximately $114.0 million that are contingent on the deal consummation. These liabilities include banker fees, legal fees, and certain retention bonuses.
19. Operating Leases
We have various operating leases for office space, data centers, office equipment and automobiles around the world with lease terms expiring between 2022 and 2030.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of September 30, 2021, our operating leases had a weighted average remaining lease term of 4.4 years and a weighted average discount rate of 3.8%.
Future lease payments under operating leases as of September 30, 2021 were as follows (dollars in thousands):

Fiscal Year	Operating Leases	Operating leases under restructuring	Total
2022	$22,358	$5,305	$27,663
2023	16,642	3,768	20,410
2024	14,370	2,271	16,641
2025	12,722	1,346	14,068
2026	11,334	1,379	12,713
Thereafter	30,112	463	30,575
Total	$107,538	$14,532	$122,070
As of September 30, 2021, we have subleased certain office space that is included in the above table to third parties. As of September 30, 2021, the aggregate sublease income to be recognized during the remaining lease terms is $10.8 million, with approximately an average of $1.9 million annually for each of the next five fiscal years and approximately $1.1 million thereafter.
Our operating lease costs were approximately $27.0 million and $31.0 million for the years ended September 30, 2021 and 2020, respectively. Operating lease payments included within operating cash flows were $30.9 million and $30.1 million for the year ended September 30, 2021 and 2020, respectively.
20. Pension and Other Post-Retirement Benefits
Defined Contribution Plans
We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective on January 1, 2020, we now match 100% of the first 3% of employee contributions of eligible salaries, and 50% of the next 2% of employee contributions of eligible salaries for a total maximum match of 4%. Additionally, any employer's contributions made after January 1, 2020 will now be vested immediately, and employer contributions made before this date will continue to be vested on the prior schedule. Our contributions to the 401(k) Plan that covers substantially all of our U.S. employees who meet the minimum requirements totaled $13.7 million, $12.0 million and $7.3 million for fiscal years 2021, 2020 and 2019, respectively. We make contributions to various other plans in certain of our foreign operations; total contributions to these plans are not material.
Defined Benefit Plans
We sponsor certain defined benefit plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our defined benefit pension income was $0.2 million, $0.4 million, and $0.5 million for fiscal years 2021, 2020, and 2019, respectively. The aggregate projected benefit obligation as of September 30, 2021 and September 30, 2020 was $34.9 million and $35.4 million, respectively. The aggregate net liability of our defined benefit plans as of September 30, 2021 and September 30, 2020 was $10.1 million and $13.2 million, respectively.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21. Income Taxes
Recent Tax Legislation
On March 27, 2020, the CARES Act was enacted, which provided a technical correction to a provision in the Tax Cuts and Jobs Act ("TCJA") related to the characterization of federal net operating losses ("NOLs") generated during fiscal year 2018. Under the TCJA, NOLs generated in fiscal years that straddled December 31, 2017 were designated as indefinite-lived NOLs. The CARES Act amended this legislation to designate these NOLs as definite-lived NOLs. This recharacterization resulted in an increase of $6.5 million in deferred tax assets related to our definite lived NOLs, thus requiring additional valuation allowance of the same amount.
Provision (Benefit) for Income Taxes
The components of loss before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Domestic	$(36,734)	$(69,701)	$(65,397)
Foreign	24,770	25,793	594
Loss before income taxes	$(11,964)	$(43,908)	$(64,803)
The components of the provision (benefit) for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Current:
Federal	$(807)	$4,197	$2,745
State	1,739	149	(939)
Foreign	7,387	12,678	15,612
Total current	8,319	17,024	17,418
Deferred:
Federal	(4,253)	(24,926)	(20,189)
State	746	(13,977)	1,151
Foreign	596	(8,989)	(21,578)
Total deferred	(2,911)	(47,892)	(40,616)
Provision (benefit) for income taxes	$5,408	$(30,868)	$(23,198)
Effective income tax rate	(45.2)%	70.3%	35.8%
The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory rate to our loss before income taxes as follows (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2021	2020	2019
Federal tax benefit at statutory rate	$(2,512)	$(9,259)	$(13,608)
State tax provision (benefit), net of federal benefit	1,831	(10,808)	167
Foreign tax rate and other foreign related tax items	927	(3,285)	2,755
Stock-based compensation	(14,519)	(3,830)	3,368
Non-deductible expenditures	4,148	479	2,689
Executive compensation	5,049	6,445	1,662
Change in U.S. and foreign valuation allowance	126,917	(27,050)	176,624
Capital (losses) gains	(95,858)	10,443	(180,133)
Intangible property transfers	—	(14,800)	(24,691)
Uncertain tax positions	4,006	17,051	3,232
Base erosion and anti-abuse tax	(807)	4,297	2,880
Tax (credits) benefits	(18,857)	(9,989)	722
Foreign dividend	—	12,806	1,026
Debt repurchases	(5,050)	(3,442)	—
Other	133	74	109
Provision (benefit) for income taxes	$5,408	$(30,868)	$(23,198)
The effective income tax rate is based upon the income for the year, the geographic mix of our income, the composition of the income in different countries, changes relating to valuation allowances and the potential tax consequences of resolving audits or other tax contingencies.
The effective income tax rate in fiscal year 2021 differs from the U.S. federal statutory rate of 21.0% primarily due to a change in the valuation allowance in the United States as well as the addition of uncertain tax positions partially offset by base erosion and anti-abuse planning initiatives.
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
As of September 30, 2021, foreign earnings of approximately $478.9 million have been retained by foreign subsidiaries for reinvestment. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely invested or expected to be remitted substantially free of additional tax. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexity of laws and regulations, varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriations.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred tax assets (liabilities) consist of the following as of September 30, 2021 and 2020 (dollars in thousands):

	September 30, 2021	September 30, 2020
Deferred tax assets:
Net operating loss carryforwards	$104,780	$121,375
Capital loss carryforwards	265,338	169,480
Federal and state credit carryforwards	61,226	44,181
Accrued expenses and other reserves	19,434	19,703
Deferred compensation	22,090	20,088
Lease liabilities	19,680	23,874
Other	52,969	18,697
Total deferred tax assets	545,517	417,398
Valuation allowance for deferred tax assets	(416,758)	(230,322)
Net deferred tax assets	128,759	187,076
Deferred tax liabilities:
Depreciation	(26,166)	(20,781)
Convertible debt	(25,176)	(86,667)
Acquired intangibles	(3,290)	(56,794)
Difference in timing of revenue related items	(27,044)	(26,787)
Right-of-Use assets	(13,175)	(18,345)
Net deferred tax assets (liabilities)	$33,908	$(22,298)
Reported as:
Long-term deferred tax assets	$45,927	$47,818
Long-term deferred tax liabilities	(12,019)	(70,116)
Net deferred tax assets (liabilities)	$33,908	$(22,298)
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. During fiscal year 2021, the valuation allowance for deferred tax assets increased by $186.4 million. This increase primarily relates to the valuation allowance for deferred taxes related to the capital loss on disposition of the medical transcription and EHR implementation businesses and the redemption of convertible debt. As of September 30, 2021, we have $382.4 million and $34.3 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2020, we had $198.9 million and $31.4 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively.
Valuation Allowances
As of September 30, 2021 and September 30, 2020, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. We continue to believe negative evidence for the release of some or all of the allowances outweighs positive evidence after considering recent profitability trends and the disposition of the medical transcription and EHR implementation businesses. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of September 30, 2021, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
At September 30, 2021 and 2020, we had U.S. federal net operating loss carryforwards of $283.1 million and $370.5 million, respectively. At September 30, 2021 and 2020, we had state net operating loss carryforwards of $177.4 million and $196.0 million, respectively. Certain net operating loss and credit carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state tax provisions. As of September 30, 2021 and 2020, we had foreign net operating loss carryforwards of $152.2 million and $154.8 million, respectively. These carryforwards will expire at various dates beginning in 2021 and extending up to an unlimited period.

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of September 30, 2021 and 2020, we had federal research and development carryforwards and foreign tax credit carryforwards of $73.6 million and $56.6 million, respectively. As of September 30, 2021 and 2020, we had state research and development credit and investment tax credit carryforwards of $12.9 million and $13.1 million, respectively. As of September 30, 2021 and 2020, we had foreign investment tax credit carryforwards of $12.7 million and $8.4 million, respectively.
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
The aggregate changes in the balance of our gross unrecognized tax provisions (benefits) were as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020
Balance at the beginning of the year	$55,167	$18,772
Increases related to tax positions from prior fiscal years	5,413	38,006
Increases for tax positions taken during current period	3,871	6,793
Decreases for tax settlements and lapse in statutes	(4,463)	(8,817)
Cumulative translation adjustments	153	413
Balance at the end of the year	$60,141	$55,167
As of September 30, 2021, $60.1 million of the unrecognized tax benefits, if recognized, would impact our effective income tax rate. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes of $1.7 million, $1.1 million, and $0.4 million during fiscal years 2021, 2020, and 2019, respectively. We recorded interest and penalties of $3.5 million and $1.7 million as of September 30, 2021 and 2020, respectively.
On October 8, 2021, we received an interim decision from the Administrative Court of the Canton of Zurich in Switzerland (the “Swiss Appeals Court”) regarding our appeal of certain proposed income tax adjustments related to a 2011 IP transfer and business restructuring by a Swiss subsidiary. Although the Swiss Appeals Court upheld a tax assessment related to the IP transfer, it remanded our case to a lower court in Switzerland for further factual development and consideration of other issues. We currently believe it is reasonably possible that the case could be resolved in the next 12 months. We disagree with the tax authorities' position and intend to vigorously defend our position in the lower court proceedings. If we prevail, there would be no incremental financial exposure; however, if the position of the Swiss tax authorities is ultimately upheld on all matters, we could be required to pay up to $60 million, the majority of which could affect our earnings.
We are subject to U.S. federal income tax, various state and local taxes, and international income taxes in numerous jurisdictions. The federal tax returns for 2000 through 2017 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. Additionally, the federal tax returns for 2018 through 2021 years remain open for all purposes of examination by the IRS and other taxing authorities in material jurisdictions.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•The Enterprise segment is primarily engaged in using speech, NLU, and AI to provide automated customer solutions and services for voice, mobile, web and messaging channels.
•The Other segment consists primarily of voicemail transcription services.
We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profits to loss before income taxes (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Segment revenues:
Healthcare	$806,082	$720,225	$700,571
Enterprise	535,383	529,978	510,753
Other	20,914	33,890	61,461
Total segment revenues	1,362,379	1,284,093	1,272,785
Less: Acquisition related revenue adjustments (a)	—	(301)	(1,536)
Total consolidated revenue	1,362,379	1,283,792	1,271,249
Segment profit:
Healthcare	265,063	229,618	252,549
Enterprise	137,363	144,465	126,900
Other	11,312	19,675	19,385
Total segment profit	413,738	393,758	398,834
Corporate expenses and other, net	(88,334)	(119,500)	(137,555)
Acquisition-related revenues and costs of revenues adjustment	—	(301)	(1,536)
Stock-based compensation	(143,376)	(129,618)	(115,463)
Amortization of intangible assets	(59,332)	(65,241)	(65,171)
Acquisition-related costs, net	(3,734)	(2,935)	(6,524)
Restructuring and other charges, net	(36,243)	(17,513)	(30,128)
Other expenses, net	(94,683)	(102,558)	(107,260)
Loss before income taxes	$(11,964)	$(43,908)	$(64,803)
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
No country outside of the United States provided greater than 10% of our total revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
United States	$1,090,599	$1,019,802	$1,017,106
International	271,780	263,990	254,143
Total	$1,362,379	$1,283,792	$1,271,249
No country outside of the United States held greater than 10% of our long-lived or total assets. Our long-lived assets from continuing operations, including intangible assets and goodwill, were located as follows (dollars in thousands):

	September 30, 2021	September 30, 2020
United States	$2,258,165	$2,182,515
International	524,943	595,802
Total	$2,783,108	$2,778,317
23. COVID-19 Pandemic

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
24. Subsequent Event
On September 29, 2021, we issued a notice calling for redemption all of our outstanding 1.5% 2035 Debentures, pursuant to which, the holders had the right to receive cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date of November 5th, 2021. In lieu of redemption, holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio until the close of business on November 4, 2021. Upon the conclusion of the conversion period on November 4, 2021, holders of $25.0 million notional amount exercised their right to convert. Additionally, we redeemed the remaining outstanding $0.1 million 1.5% 2035 Debentures for $0.1 million in cash. On November 5, 2021, we settled all of the outstanding 1.5% 2035 Debentures for $25.1 million in cash and 0.8 million shares of common stock. Following these redemptions and conversions, none of the 1.5% 2035 Debentures remain outstanding.
25. Quarterly Data (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2021
Total revenue	$345,753	$346,977	$336,582	$333,067	$1,362,379
Gross profit	$213,975	$220,338	$206,654	$192,421	$833,388
Net income (loss) from continuing operations	$6,954	$12,734	$(26,267)	$(10,793)	$(17,372)
Net income (loss) per share - continuing operations:
Basic	$0.02	$0.04	$(0.09)	$(0.03)	$(0.06)
Diluted	$0.02	$0.04	$(0.09)	$(0.03)	$(0.06)
Weighted average common shares outstanding:
Basic	283,818	285,284	294,388	314,658	294,589
Diluted	314,210	320,112	294,388	314,658	294,589

	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter	Fiscal Year
2020
Total revenue	$361,509	$315,924	$298,620	$307,739	$1,283,792
Gross profit	$211,803	$191,867	$178,320	$180,798	$762,788
Net income (loss) from continuing operations	$43,624	$(26,483)	$2,261	$(32,442)	$(13,040)
Net income (loss) per share - continuing operations:
Basic	$0.15	$(0.09)	$0.01	$(0.11)	$(0.05)
Diluted	$0.15	$(0.09)	$0.01	$(0.11)	$(0.05)
Weighted average common shares outstanding:
Basic	284,130	282,576	281,281	282,556	282,644
Diluted	289,453	282,576	287,852	282,556	282,644

NUANCE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
_________
(a)On March 27, 2020, the CARES Act was enacted, which provided a technical correction to a provision in the TCJA related to the characterization of federal net operating losses ("NOLs") generated during fiscal year 2018. Under the TCJA, NOLs generated in fiscal years that straddled December 31, 2017 were designated as indefinite-lived NOLs. The CARES Act amended this legislation to designate these NOLs as definite-lived NOLs. This recharacterization resulted in an increase of $6.5 million in deferred tax assets related to our definite lived NOLs, thus requiring additional valuation allowance of the same amount. This adjustment was identified during the fiscal third quarter ending June 30, 2020.
We determined that these amounts are not material to our previously issued consolidated financial statements for the three months ended March 31, 2020. The amounts for the second quarter of fiscal year 2020 above have been adjusted to reflect this adjustment.
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.
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
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2021, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2021, our internal control over financial reporting was effective.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2021 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting
There have been no material changes in our internal controls over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.Other Information
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as a part of this Report:
(i)Financial Statements — See Index to Financial Statements in Item 8 of this Report.
(ii)Financial Statement Schedules — All schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes included as part of this Report.
(iii)Exhibits — See Item 15(b) of this Report below.
(b)Exhibits.
EXHIBIT INDEX

						Filed Herewith
		Incorporated by Reference
Exhibit Index #	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger Agreement, dated as of April 11, 2021, by and among Nuance Communications, Inc., Microsoft Corporation and Big Sky Merger Sub Inc.	8-K	000-27038	2.1	4/13/2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	000-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	0-27038	3.2	8/20/2013
3.6	Amended and Restated Bylaws of the Registrant.	10-K	001-36056	3.4	11/7/2019
3.7	Bylaws Amendment.	8-K	000-27038	3.1	4/13/2021
4.1	Specimen Common Stock Certificate.	10-K	0-27038	4.1	11/26/2019
4.2	Indenture, dated June 16, 2015, between Nuance Communications, Inc., and U.S. Bank National Association as Trustee, relating to 1.50% Senior Convertible Debentures due 2035	8-K	001-36056	4.1	6/22/2015
4.3	Indenture, dated December 7, 2015, between Nuance Communications, Inc., and U.S. Bank National Association as Trustee, relating to 1.00% Senior Convertible Debentures due 2035.	8-K	001-36056	4.1	12/7/2015
4.4	Indenture, dated December 22, 2016, among Nuance Communications, Inc., the guarantors party thereto and U.S. Bank National Association as Trustee, relating to 5.625% Senior Notes due 2026.	8-K	001-36056	4.1	12/22/2016
4.5	Indenture, dated March 17, 2017, between Nuance Communications, Inc. and U.S. Bank National Association as Trustee, relating to 1.25% Senior Convertible Notes due 2025.	8-K	001-36056	4.1	3/17/2017
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act.					X
10.1	Form of Indemnification Agreement.*	10-Q	001-36056	10.1	5/9/2019
10.2	Nuance Communications, Inc. 2020 Stock Plan.*	8-K	001-36056	10.1	1/22/2020

						Filed Herewith
		Incorporated by Reference
10.3	Form of Restricted Stock Purchase Agreement for use under Nuance Communications, Inc. 2020 Stock Plan (time-vesting awards).*					X
10.4	Form of Restricted Stock Unit Purchase Agreement for use under Nuance Communications, Inc. 2020 Stock Plan (performance-based awards).*	10-Q	001-36056	10.2	2/7/2020
10.5	Amended and Restated 1995 Directors Stock Plan (as amended and restated June 25, 2018).*	10-Q	001-36056	10.3	8/9/2018
10.6	Form of Executive Officer Employment Offer Letter.*	10-K	001-36056	10.9	11/22/2016
10.7	Form of Change of Control and Severance Agreement for Executive Officers.*	10-Q	001-36056	10.2	8/9/2018
10.8	Form of Amendment to Change of Control and Severance Agreement for Executive Officers.*	10-K	001-36056	10.8	11/19/2020
10.9	Revolving Credit Agreement, dated February 4, 2021, among Nuance Communications, Inc., the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and the other parties named therein.	8-K	001-36056	10.1	2/8/2021
10.10	Change of Control and Severance Agreement between Nuance Communications, Inc. and Daniel Tempesta, dated August 8, 2018.*	10-K	001-36056	10.16	11/20/2018
10.11	Employment Agreement between Nuance Communications, Inc. and Mark D. Benjamin, dated March 19, 2018.*	8-K	001-36056	10.1	3/22/2018
10.12	Amendment to Employment Agreement between Nuance Communications, Inc. and Mark D. Benjamin, dated November 17, 2020.*	10-K	001-36056	10.16	11/19/2020
10.13	Form of Stay Bonus Agreement.*	8-K	001-36056	10.1	7/2/2021
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP.					X
24.1	Power of Attorney. (See Signature Page).					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101	The following materials from Nuance Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.					X
104	The cover page of the Annual Report on Form 10-K for the fiscal year ended September 30, 2021 formatted in Inline XBRL (included in Exhibit 101)

*	Denotes management compensation plan or arrangement

Item 16. Form 10-K Summary
Not applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on November 18, 2021.

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

/s/ Mark Benjamin
Date: 11/18/2021	Mark Benjamin, Chief Executive Officer (Principal Executive Officer)

/s/ Daniel D. Tempesta
Date: 11/18/2021	Daniel D. Tempesta Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Arthur Giterman
Date: 11/18/2021	Arthur Giterman Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ Daniel J. Brennan
Date: 11/18/2021	Daniel J. Brennan, Director

/s/ Lloyd A. Carney
Date: 11/18/2021	Lloyd A. Carney, Chairman of the Board

/s/ Thomas D. Ebling
Date: 11/18/2021	Thomas D. Ebling, Director

/s/ Robert J. Finnocchio
Date: 11/18/2021	Robert J. Finocchio, Jr., Director

/s/ Laura S. Kaiser
Date: 11/18/2021	Laura S. Kaiser, Director

/s/ Michal Katz
Date: 11/18/2021	Michal Katz, Director

/s/ Mark R. Laret
Date: 11/18/2021	Mark R. Laret, Director

/s/ Sanjay N. Vaswani
Date: 11/18/2021	Sanjay N. Vaswani, Director