Form 10-Q
period 2021-12-31
Nuance Communications, Inc.
filed 2022-02-07
CIK 1002517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, outstanding as of January 31, 2022 was 319,385,728.

NUANCE COMMUNICATIONS, INC.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Hosting and professional services	$213,732	$195,832
Product and licensing	47,472	86,037
Maintenance and support	60,231	63,884
Total revenues	321,435	345,753
Cost of revenues:
Hosting and professional services	121,254	105,615
Product and licensing	6,690	14,415
Maintenance and support	6,718	7,486
Amortization of intangible assets	5,215	4,262
Total cost of revenues	139,877	131,778
Gross profit	181,558	213,975
Operating expenses:
Research and development	68,166	56,457
Sales and marketing	84,002	65,405
General and administrative	35,517	41,145
Amortization of intangible assets	6,754	10,531
Acquisition-related costs, net	1,248	325
Restructuring and other charges, net	8,506	8,566
Total operating expenses	204,193	182,429
(Loss) income from operations	(22,635)	31,546
Other income (expense):
Interest income	22	228
Interest expense	(12,661)	(23,014)
Other income, net	1,265	497
(Loss) income before income taxes	(34,009)	9,257
Provision for income taxes	23,550	2,303
Net (loss) income from continuing operations	(57,559)	6,954
Net income from discontinued operations	—	7,941
Net (loss) income	$(57,559)	$14,895

Net (loss) income per common share - basic:
Continuing operations	$(0.18)	$0.02
Discontinued operations	—	0.03
Total net (loss) income per basic common share	$(0.18)	$0.05

Net (loss) income per common share - diluted:
Continuing operations	$(0.18)	$0.02
Discontinued operations	—	0.03
Total net (loss) income per diluted common share	$(0.18)	$0.05

Weighted average common shares outstanding:
Basic	317,359	283,818
Diluted	317,359	314,210

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Net (loss) income	$(57,559)	$14,895
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,653)	15,814
Pension adjustments	35	14
Unrealized loss on marketable securities	(7)	(29)
Total other comprehensive (loss) income, net	(2,625)	15,799
Comprehensive (loss) income	$(60,184)	$30,694

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	September 30, 2021
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$91,949	$187,307
Marketable securities	—	22,168
Accounts receivable, less allowances for doubtful accounts of $9,536 and $10,073	180,171	162,292
Prepaid expenses and other current assets	203,684	231,778
Total current assets	475,804	603,545
Land, building and equipment, net	147,704	146,660
Goodwill	2,154,658	2,155,270
Intangible assets, net	116,002	128,331
Right-of-use assets	77,905	82,666
Deferred tax assets	45,927	45,927
Other assets	218,557	224,254
Total assets	$3,236,557	$3,386,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$348,669	$372,999
Contingent and deferred acquisition payments	1,882	2,148
Accounts payable	75,326	90,120
Accrued expenses and other current liabilities	154,276	222,340
Deferred revenue	261,010	240,742
Total current liabilities	841,163	928,349
Long-term debt	495,185	494,925
Deferred revenue, net of current portion	99,505	108,317
Deferred tax liabilities	27,723	12,019
Operating lease liabilities	80,444	85,290
Other liabilities	76,915	77,781
Total liabilities	1,620,935	1,706,681

Commitments and contingencies (Note 16)

Mezzanine Equity	40,723	45,038

Stockholders’ equity:
Common stock, $0.001 par value per share; 560,000 shares authorized; 322,582 and 319,402 shares issued and 318,831 and 315,651 shares outstanding, respectively	323	319
Additional paid-in capital	2,055,139	2,054,994
Treasury stock, at cost (3,751 shares)	(16,788)	(16,788)
Accumulated other comprehensive loss	(107,274)	(104,649)
Accumulated deficit	(356,501)	(298,942)
Total stockholders’ equity	1,574,899	1,634,934
Total liabilities and stockholders’ equity	$3,236,557	$3,386,653

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2021

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2021	319,402	$319	$2,054,994	(3,751)	$(16,788)	$(104,649)	$(298,942)	$1,634,934
Issuance of common stock under employee stock plans	3,875	4	60	—	—	—	—	64
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(1,549)	(1)	(85,374)	—	—	—	—	(85,375)
Stock-based compensation	—	—	81,361	—	—	—	—	81,361
Equity portion of convertible debt puttable	—	—	4,315	—	—	—	—	4,315
Redemption of Convertible Notes(a)	854	1	(217)	—	—	—	—	(216)
Net loss	—	—	—	—	—	—	(57,559)	(57,559)
Other comprehensive loss	—	—	—	—	—	(2,625)	—	(2,625)
Balance at December 31, 2021	322,582	$323	$2,055,139	(3,751)	$(16,788)	$(107,274)	$(356,501)	$1,574,899
For the three months ended December 31, 2020

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
	(In thousands)
Balance at September 30, 2020	286,703	$287	$1,550,568	(3,751)	$(16,788)	$(117,918)	$(272,216)	$1,143,933
Issuance of common stock under employee stock plans	3,117	3	(3)	—	—	—	—	—
Cancellation of restricted stock, and repurchase of common stock at cost for employee tax withholding	(1,151)	(1)	(43,702)	—	—	—	—	(43,703)
Stock-based compensation	—	—	75,455	—	—	—	—	75,455
Equity portion of convertible debt puttable	—	—	(53,343)	—	—	—	—	(53,343)
Net income	—	—	—	—	—	—	14,895	14,895
Other comprehensive income	—	—	—	—	—	15,799	—	15,799
Balance at December 31, 2020	288,669	$289	$1,528,975	(3,751)	$(16,788)	$(102,119)	$(257,321)	$1,153,036
__________
(a) According to ASC 470-20, cash consideration paid to repurchase and retire our convertible notes was first allocated to debt component based on the actual fair value on the trading date, and the remaining consideration was allocated to additional paid-in capital.

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income from continuing operations	$(57,559)	$6,954
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	11,019	7,993
Amortization	11,969	14,793
Stock-based compensation	38,399	34,906
Non-cash interest expense	4,144	12,324
Deferred tax provision (benefit)	14,386	(5,435)
Loss on extinguishment of debt	215	—
Other	651	3,028
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(19,354)	(40,023)
Prepaid expenses and other assets	40,930	(5,892)
Accounts payable	(14,934)	11,636
Accrued expenses and other liabilities	(29,480)	(9,480)
Deferred revenue	13,464	23,814
Net cash provided by operating activities - continuing operations	13,850	54,618
Net cash provided by operating activities - discontinued operations	—	6,570
Net cash provided by operating activities	13,850	61,188
Cash flows from investing activities:
Capital expenditures	(12,394)	(17,400)
Purchases of marketable securities and other investments	—	(41,366)
Proceeds from sales and maturities of marketable securities and other investments	22,162	37,582
Payments for business and asset acquisitions, net of cash acquired	(5,375)	(250)
Other	209	(545)
Net cash provided by (used in) investing activities	4,602	(21,979)
Cash flows from financing activities:
Repurchase and redemption of debt	(28,646)	—
Payments for taxes related to net share settlement of equity awards	(82,763)	(43,729)
Other financing activities	(78)	(6)
Net cash used in financing activities	(111,487)	(43,735)
Effects of exchange rate changes on cash and cash equivalents	(2,323)	2,739
Net decrease in cash and cash equivalents	(95,358)	(1,787)
Cash and cash equivalents at beginning of period	187,307	301,233
Cash and cash equivalents at end of period	$91,949	$299,446

See accompanying notes.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Presentation
Nuance Communications, Inc. ("we", "Nuance", "our", "us", or the "Company") is a pioneer and leader in conversational and cognitive artificial intelligence ("AI") innovations that bring intelligence to everyday work and life. Our solutions and technologies can understand, analyze and respond to human language to increase productivity and amplify human intelligence. Our solutions are used by businesses in the healthcare, financial services, telecommunications and travel industries, among others. We had three reportable segments as of December 31, 2021: Healthcare, Enterprise, and Other. See Note 18 for a description of each of these segments.
Although we believe the disclosures included herein are adequate to ensure that the condensed consolidated financial statements are fairly presented, certain information and footnote disclosures to the financial statements have been condensed or omitted in accordance with the rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements and the footnotes included herein should be read in conjunction with the audited financial statements and the footnotes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year or any future period.
On April 11, 2021, we entered into an Agreement and Plan of Merger (the " Merger Agreement") with Microsoft Corporation ("Microsoft"). Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction. Pursuant to the Merger Agreement, a wholly-owned subsidiary of Microsoft will merge with and into Nuance (the "Merger") with Nuance surviving as a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The acquisition has been approved by Nuance’s shareholders, and we expect it to close by the end of the first calendar quarter of 2022, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement previously filed with the Securities and Exchange Commission ("SEC") and other relevant materials in connection with the transaction that we will file with the SEC and which will contain important information about Nuance and the Merger.
As more fully described in Note 11, during the first quarter of fiscal year 2022, our common stock price exceeded 130% of the applicable conversion price for each of our convertible debentures for at least 20 trading days during the 30 consecutive trading days ending December 31, 2021. As a result, the holders of our 1.25% 2025 Debentures and 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between January 1, 2022 and March 31, 2022. All of our convertible notes with a total net book value of $348.7 million were included within current liabilities as of December 31, 2021.
Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash, and any amount payable in excess of the principal amount would be paid in cash or shares of our common stock at our election. During the first quarter of fiscal year 2022, holders of our 1.5% 2035 Debentures exercised their right to convert and we redeemed $25.1 million notional amount for $25.1 million in cash and 0.8 million shares of common stock. Following these redemptions, none of the 1.5% 2035 Debentures remain outstanding. Additionally, during the first quarter of fiscal year 2022, holders of our 1.0% 2035 Debentures exercised their right to convert $2.3 million notional amount for $2.3 million in cash and 0.1 million shares of common stock, and holders of our 1.25% 2025 Debentures exercised their right to convert $1.2 million notional amount for $1.2 million in cash and 0.04 million shares of common stock. As part of these redemptions, we transferred non-cash consideration in the form of shares of common stock valued at $41.9 million for the 1.5% 2035 Debentures, $3.0 million for the 1.0% 2035 Debentures, and $2.2 million for the 1.25% 2025 Debentures. As of December 31, 2021, $128.0 million in aggregate principal amount of the 1.0% 2035 Debentures and $261.4 million in aggregate principal amount of the 1.25% 2025 Debentures remained outstanding.
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
Business Combinations
In August 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to: (1) recognition of an acquired contract liability, and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The new guidance requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The guidance will be effective for annual periods beginning after December 15, 2022, and interim periods therein. Early adoption is permitted for all entities, including interim periods within the same fiscal year. We are currently assessing the provisions of the guidance and the impact on our condensed consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregated Revenue
We disaggregate revenue from contracts with customers by reportable segment and products and services as this presentation depicts the timing, risks and uncertainty of our revenue streams, which is also in line with how we manage our businesses, assess performance, and determine management compensation. Our disaggregated revenue from continuing operations is as follows (dollars in thousands):

	Three Months Ended December 31,
	2021				2020
	Hosting and professional services	Product and licensing	Maintenance and support	Total	Hosting and professional services	Product and licensing	Maintenance and support	Total
Healthcare	$136,297	$34,696	$29,407	$200,400	$110,803	$54,783	$33,746	$199,332
Enterprise	73,760	12,659	30,808	117,227	78,741	30,286	30,125	139,152
Other	3,675	117	16	3,808	6,288	968	13	7,269
Total revenues	$213,732	$47,472	$60,231	$321,435	$195,832	$86,037	$63,884	$345,753
Hardware revenue comprised approximately $7.3 million of total product and licensing revenue for the three months ended December 31, 2021, and $6.6 million of total product and licensing revenue for the three months ended December 31, 2020.
Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs under ASC 606. The capitalized costs primarily relate to paid commissions and other direct, incremental costs to acquire customer contracts. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Sales commissions paid on renewal maintenance and support are not commensurate with sales commissions paid on the initial maintenance and support contract. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers including canceled contracts. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of December 31, 2021, we had $49.4 million of current contract acquisition costs and $91.9 million of noncurrent contract acquisition costs. As of September 30, 2021, we had $40.5 million of current contract acquisition costs and $86.1 million of noncurrent contract acquisition costs. Commission expense is primarily included in sales and marketing expense on the consolidated statements of operations. We had amortization expense of $7.0 million and $4.7 million related to contract acquisition costs for the three months ended December 31, 2021 and 2020, respectively. There was no impairment related to commission costs capitalized.
Capitalized Contract Costs
We capitalize incremental costs incurred to fulfill our contracts that (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (3) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to stand-up, customize, and develop applications for each customer. These costs are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. The contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term, which we estimate to be between one and five years. The contract term estimation was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers including canceled contracts. We classify capitalized contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are included in Prepaid expenses and other current assets, and Other assets, respectively. As of December 31, 2021, we had $22.8 million of short-term contract costs included with Prepaid expenses and other current assets and $35.5 million of long-term costs included within Other assets. As of September 30, 2021, we had $21.3 million of short-term contract costs included with Prepaid expenses and other current assets and $35.3 million of long-term costs within Other assets.
Trade Accounts Receivable and Contract Balances

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets, and Other assets. As of December 31, 2021, we had $65.2 million of current contract assets and $73.9 million of noncurrent contract assets. As of September 30, 2021, we had $72.6 million of current contract assets and $88.9 million of noncurrent contract assets. The table below shows significant changes in contract assets of continuing operations (dollars in thousands):

Contract assets
Balance as of September 30, 2021	$161,512
Revenues recognized but not billed	73,228
Amounts reclassified to accounts receivable	(95,632)
Balance at December 31, 2021	$139,108
Our contract liabilities, or Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify Deferred revenue as current or noncurrent based on when we expect to recognize the revenues. As of December 31, 2021, we had $360.5 million of Deferred revenue. The table below shows significant changes in Deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2021	$349,059
Amounts bill but not recognized	200,167
Revenue recognized	(188,711)
Balance at December 31, 2021	$360,515
Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2021 (dollars in thousands):

	Within One Year	Two to Four Years	Greater than Four Years	Total
Total revenue	$745,007	$993,659	$42,923	$1,781,589
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On March 1, 2021, we completed the sale of the Business and received approximately $29.8 million in cash, subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a loss of $12.5 million, which is included within net income (loss) from discontinued operations in fiscal year 2021. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, will have a material impact on our results of operations.
For all periods presented, the Businesses' results of operations have been included within discontinued operations in our condensed consolidated financial statements.
The following table summarizes the results of the discontinued operations (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
	Medical Transcription and EHR Implementation	Medical Transcription and EHR Implementation
Major line items constituting net income of discontinued operations:
Revenue	N/A	$47,650
Cost of revenue	N/A	29,152
Research and development	N/A	1,298
Sales and marketing	N/A	908
General and administrative	N/A	12
Amortization of intangible assets	N/A	2,444
Restructuring and other charges, net	N/A	4,438
Income from discontinued operations before income taxes	N/A	9,398
Provision for income taxes	N/A	1,457
Net income from discontinued operations	N/A	$7,941

Supplemental information:
Depreciation	N/A	$1,063
Amortization	N/A	$2,444
Stock compensation	N/A	$287
Capital expenditures	N/A	$57
5. Business Acquisitions
As part of our business strategy, we have acquired, and may acquire in the future, certain businesses and technologies primarily to expand our products and service offerings.
Fiscal Year 2021 Acquisitions
For the fiscal year ended September 30, 2021, we completed one acquisition in our Healthcare segment for a total cash consideration of $45.2 million. As a result, we recognized goodwill of $27.4 million and intangible assets of $19.7 million related to technology with a useful life of 5.0 years. The results of operations of the acquired entity have been included within our consolidated statement of operations from the acquisition date. The acquisition was not material to our condensed consolidated financial statements.
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
A summary of acquisition-related costs, net is as follows (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended December 31,
	2021	2020
Transition and integration costs	$1,238	$72
Professional service fees	10	253
Total	$1,248	$325
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the three months ended December 31, 2021 are as follows (dollars in thousands):
Goodwill

	Healthcare	Enterprise	Other	Total
Balance as of September 30, 2021	$1,453,836	$688,163	$13,271	$2,155,270
Purchase accounting adjustments	150	—	—	150
Effect of foreign currency translation	(1,745)	896	87	(762)
Balance at December 31, 2021	$1,452,241	$689,059	$13,358	$2,154,658
Other Intangible Assets
The changes in the carrying amount of intangible assets for the three months ended December 31, 2021 are as follows (dollars in thousands):

Intangible Assets
Balance at September 30, 2021	$128,331
Amortization	(11,969)
Effect of foreign currency translation	(360)
Balance at December 31, 2021	$116,002
7. Financial Instruments and Hedging Activities
Derivatives Not Designated as Hedges
Forward Currency Contracts
We have operations in a number of international locations where currency exchange rates can be volatile. We utilize foreign currency forward contracts to mitigate the risks associated with changes in foreign currency exchange rates so that our exposure to foreign currencies will be mitigated or offset by the gains or losses on the foreign currency forward contracts. Generally, we enter into such contracts for less than 90 days and have no cash requirements until maturity. As of December 31, 2021 and September 30, 2021, we had outstanding contracts with a total notional value of $75.1 million and $52.5 million, respectively.
We did not designate any forward contracts as hedging instruments for the three months ended December 31, 2021 or 2020. Therefore, changes in fair value of foreign currency forward contracts were recognized within Other income, net in our consolidated statements of operations. The cash flows related to the settlement of forward contracts not designated as hedging instruments are included in cash flows from investing activities within our consolidated statement of cash flows.
A summary of the derivative instruments is as follows (dollars in thousands):

Derivatives Not Designated as Hedges	Balance Sheet Classification	Fair Value
		December 31, 2021	September 30, 2021
Foreign currency forward contracts	Prepaid expenses and other current assets	$129	$112
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(105)	$(49)

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of other income (expense), net related to foreign currency forward contracts for the three months ended December 31, 2021 and 2020 is as follows (dollars in thousands):

	Income Statement Classification	Three Months Ended December 31,
Derivatives Not Designated as Hedges	(Income) Loss Recognized	2021	2020
Foreign currency forward contracts	Other income (expense), net	$175	$(548)
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
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021 consisted of the following (dollars in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$60,144	$—	$—	$60,144
Time deposits (b)	—	1,000	—	1,000
Foreign currency exchange contracts (b)	—	129	—	129
Total assets at fair value	$60,144	$1,129	$—	$61,273
Liabilities:
Foreign currency exchange contracts (b)	$—	$(105)	$—	$(105)
Total liabilities at fair value	$—	$(105)	$—	$(105)

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$113,186	$—	$—	$113,186
Time deposits (b)	—	13,889	—	13,889
Commercial paper, $18,633 at cost (b)	—	18,668	—	18,668
Foreign currency exchange contracts (b)	—	112	—	112
Total assets at fair value	$113,186	$32,669	$—	$145,855
Liabilities:
Foreign currency exchange contracts (b)	$—	$(49)	$—	$(49)
Total liabilities at fair value	$—	$(49)	$—	$(49)
__________
(a)Money market funds and time deposits with original maturity of 90 days or less are included within cash and cash equivalents in the consolidated balance sheets and are valued at quoted market prices in active markets.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(b)Time deposits, commercial paper, corporate notes and bonds, and foreign currency exchange contracts are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. Time deposits are generally for terms of one year or less. Commercial paper and corporate notes and bonds generally mature within three years and had a weighted average maturity of 0.21 years as of September 30, 2021.
The estimated fair value of our long-term debt approximated $1,547.5 million (face value $889.4 million) as of December 31, 2021 and $1,620.3 million (face value $918.0 million) as of September 30, 2021 based on Level 2 measurements. The fair value of each borrowing was estimated using the average of the bid and ask trading quotes at each respective reporting date. There was no balance outstanding under our revolving credit agreement as of December 31, 2021 or September 30, 2021.
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
The following table provides a summary of changes in the aggregate fair value of the contingent acquisition payments for all periods presented (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
Balance at beginning of period	$—	$1,796
Payments and foreign currency translation	—	51
Balance at end of period	$—	$1,847
As of December 31, 2021, we do not have any required payments based upon any specified performance targets being achieved.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2021	September 30, 2021
Compensation	$78,335	$133,194
Cost of revenue related liabilities	22,517	24,976
Accrued interest payable	2,341	9,038
Consulting and professional fees	14,623	18,130
Sales and marketing incentives	1,201	1,294
Sales and other taxes payable	8,120	8,016
Operating lease obligations	22,870	24,522
Other	4,269	3,170
Total	$154,276	$222,340
10. Restructuring and Other Charges, net
Restructuring and other charges, net include restructuring expenses together with other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business.
The following table represents the roll forward of restructuring liabilities for the three months ended December 31, 2021 (dollars in thousands):

	Personnel	Facilities	Total
Balance at September 30, 2021	$444	$16,946	$17,390
Restructuring charges, net	3,195	195	3,390
Non-cash adjustment	—	(152)	(152)
Cash payments	(2,792)	(1,638)	(4,430)
Balance at December 31, 2021	$847	$15,351	$16,198

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below presents the Restructuring and other charges, net associated with each segment, but excluded from calculation of each segment's profit (dollars in thousands):

	Three Months Ended December 31,
	2021					2020
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,804	$125	$1,929	$—	$1,929	$2,632	$567	$3,199	$—	$3,199
Enterprise	450	249	699	—	699	1,182	2,472	3,654	—	3,654
Other	—	(138)	(138)	—	(138)	—	29	29	—	29
Corporate	941	(41)	900	5,116	6,016	975	3	978	706	1,684
Total	$3,195	$195	$3,390	$5,116	$8,506	$4,789	$3,071	$7,860	$706	$8,566
Fiscal Year 2022
For the three months ended December 31, 2021, we recorded restructuring charges of $3.4 million, which included $3.2 million related to the termination of approximately 81 employees and $0.2 million of charges related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the geographic footprint of our offices and facilities. We expect the remaining outstanding severance of $0.8 million to be substantially paid during fiscal year 2022, and the remaining $15.4 million in lease payments to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the three months ended December 31, 2021, we recorded approximately $5.0 million of expenses related to the acquisition of Nuance by Microsoft, and $0.1 million of insurance recoveries.
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
Additionally, for the three months ended December 31, 2020, we recorded $0.7 million in professional services expenses related to other corporate initiatives.
11. Debt
As of December 31, 2021 and September 30, 2021, we had the following borrowing obligations (dollars in thousands):

	December 31, 2021	September 30, 2021
5.625% Senior Notes due 2026, net of deferred issuance costs of $3.1 million and $3.2 million, respectively. Effective interest rate 5.625%.	$496,918	$496,764
1.000% Convertible Debentures due 2035, net of unamortized discount of $5.5 million and $7.0 million, respectively, and deferred issuance costs of $0.3 million and $0.3 million, respectively. Effective interest rate 5.622%.	122,185	122,948
1.250% Convertible Debentures due 2025, net of unamortized discount of $33.6 million and $36.1 million, respectively, and deferred issuance costs of $1.4 million and $1.5 million, respectively. Effective interest rate 5.578%.	226,484	225,067
1.500% Convertible Debentures due 2035, net of unamortized discount of $0.1 million, as of September 30, 2021. Effective interest rate 5.394%.	—	24,984
Deferred issuance costs related to our Revolving Credit Facility	(1,733)	(1,839)
Total debt	843,854	867,924
Less: current portion (a)	(348,669)	(372,999)
Total long-term debt	$495,185	$494,925

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
__________
(a) As of December 31, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures and 1.0% 2035 Debentures between January 1, 2022 and March 31, 2022. As a result, the net carrying amounts of the convertible debentures were included in current liabilities as of December 31, 2021.
The following table summarizes the maturities of our borrowing obligations as of December 31, 2021 (dollars in thousands):

Fiscal Year	Convertible Debentures (a)	Senior Notes	Total
2022	$389,392		$389,392
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	—	—
Thereafter	—	500,000	500,000
Total before unamortized discount	389,392	500,000	889,392
Less: unamortized discount and issuance costs	(40,723)	(4,815)	(45,538)
Total debt	$348,669	$495,185	$843,854
__________
(a) As more fully described below, as of December 31, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures and 1.0% 2035 Debentures between January 1, 2022 and March 31, 2022. As a result, these convertible debentures were treated as if they were due in fiscal year 2022.
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
At any time, we may redeem all or a portion of the 2026 Senior Notes at certain redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Also, during the fourth quarter of fiscal year 2021, holders of our 1.0% 2035 Debentures exercised their right to convert $89.2 million notional amount for $89.2 million in cash and 2.1 million shares of common stock, of which we allocated $85.4 million to debt and $117.6 million to equity. Also, in connection with the conversions, we wrote off $5.6 million of unamortized discount and $0.3 million of unamortized costs. As a result, we recorded a $2.1 million loss associated with the conversions. Additionally, as part of these conversions we transferred non-cash consideration in the form of shares of common stock valued at $113.8 million.
Additionally, during the first quarter of fiscal year 2022, holders of our 1.0% 2035 Debentures exercised their right to convert $2.3 million notional amount for $2.3 million in cash and 0.1 million shares of common stock, of which we allocated $2.2 million to debt and $3.1 million to equity. Also, in connection with the conversions, we wrote off $0.1 million of unamortized discount. As a result, we recorded an immaterial loss associated with the conversions. Additionally, as part of these conversions we transferred non-cash consideration in the form of shares of common stock valued at $3.0 million. Following the redemptions, $128.0 million in aggregate principal amount of the 1.0% 2035 Debentures remained outstanding as of December 31, 2021.
The 1.0% 2035 Debentures were convertible as of December 31, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending December 31, 2021. As a result, the holders of our 1.0% 2035 Debentures have the right to convert all or

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
any portion of their debentures between January 1, 2022 and March 31, 2022. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning January 1, 2021 through December 31, 2021.
As of December 31, 2021, holders have exercised their right to convert $23.5 million notional amount of our 1.0% 2035 Debentures for an estimated $23.5 million in cash and 0.5 million shares of common stock for an estimated total consideration of $53.8 million. The settlement of these conversions occurred in the second quarter of fiscal year 2022. The net carrying amount of the 1.0% 2035 Debentures was included within the current portion of long-term debt, and $5.8 million has been reclassified from permanent equity to mezzanine equity. As of December 31, 2021, the if-converted value of the 1.0% 2035 Debentures exceeded its principal amount by $165.5 million.
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
Additionally, during the first quarter of fiscal year 2022, holders of our 1.25% 2025 Debentures exercised their right to convert $1.2 million notional amount for $1.2 million in cash and 0.04 million shares of common stock, of which we allocated $1.1 million to debt and $2.3 million to equity. Also, in connection with the conversions, we wrote off $0.2 million of unamortized discount. As a result, we recorded an immaterial loss associated with the conversions. Additionally, as part of these conversions we transferred non-cash consideration in the form of shares of common stock valued at $2.2 million. Following the redemptions, $261.4 million in aggregate principal amount of the 1.25% 2025 Debentures remained outstanding as of December 31, 2021.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 1.25% 2025 Debentures were convertible as of December 31, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending December 31, 2021. As a result, the holders of our 1.25% 2025 Debentures have the right to convert all or any portion of their debentures between January 1, 2022 and March 31, 2022. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through December 31, 2021. As of December 31, 2021, the net carrying amount of the 1.25% 2025 Debentures was included within the current portion of long-term debt, and $34.9 million has been reclassified from permanent equity to mezzanine equity. As of December 31, 2021, the if-converted value of the 1.25% 2025 Debentures exceeded its principal amount by $473.2 million.
1.50% Convertible Debentures due 2035
In June 2015, we issued $263.9 million in aggregate principal amount of 1.5% Senior Convertible Debentures due in 2035 in exchange for $256.2 million in aggregate principal amount of our 2.75% 2031 Debentures. Total proceeds, net of issuance costs, were $253.2 million. The 1.5% 2035 Debentures were issued at 97.09% of the principal amount, which resulted in a discount of $7.7 million. The 1.5% 2035 Debentures bore interest at 1.5% per year, payable in cash semi-annually in arrears. In addition to ordinary interest and default additional interest, beginning with the semi-annual interest period commencing on November 1, 2021, contingent interest accrued during any regular semi-annual interest period where the average trading price of our 1.5% 2035 Debentures for the ten trading day period immediately preceding the first day of such semi-annual period was greater than or equal to $1,200 per $1,000 principal amount of our 1.5% 2035 Debentures, in which case, contingent interest accrued at a rate of 0.50% per annum of such average trading price.
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
The 1.5% 2035 Debentures were convertible during the period October 1, 2021 through November 4, 2021, as our common stock price exceeded the conversion threshold price of 130% of the applicable conversion price per share for at least 20 trading days during the 30 consecutive trading days ending September 30, 2021. The holders previously had the right to convert all or any portion of their debentures at the aforementioned conversion ratio beginning October 1, 2020 through November 4, 2021.
Further, during the third and fourth quarter of fiscal year 2021, holders of our 1.5% 2035 Debentures exercised their right to convert $137.4 million notional amount for $137.4 million in cash and 4.1 million shares of common stock, of which we allocated $136.0 million to debt and $225.1 million to equity. Also, in connection with the conversions, we wrote off $2.4 million of unamortized discount and $0.1 million of unamortized costs. As a result, we recorded a $1.1 million loss associated with the conversions. Additionally, as part of these conversions we transferred non-cash consideration in the form of shares of common stock valued at $223.7 million.
On September 29, 2021, we issued a notice calling for redemption all of our outstanding 1.5% 2035 Debentures, pursuant to which the holders had the right to receive cash at a price equal to 100% of the principal amount of the 1.5% 2035 Debentures plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date of November 5th, 2021. In lieu of redemption, holders had the right to convert all or any portion of their debentures at the aforementioned conversion ratio until the close of business on November 4, 2021. Upon the conclusion of the conversion period on November 4, 2021, holders of $25.0 million notional amount exercised their right to convert. Additionally, we redeemed the remaining outstanding $0.1 million 1.5% 2035 Debentures for $0.1 million in cash. On November 5, 2021, we settled all of the outstanding 1.5% 2035 Debentures for $25.1 million in cash and 0.8 million shares of common stock. As part of these conversions we transferred non-cash consideration in the form of shares of common stock valued at $41.9 million. Following these redemptions and conversions, none of the 1.5% 2035 Debentures remain outstanding.
Revolving Credit Facility

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
On February 4, 2021, we entered into a new revolving credit agreement (the "New Revolving Credit Agreement"), which replaced the existing Amended Revolving Credit Agreement. The New Revolving Credit Agreement expires February 4, 2026, and has an aggregate borrowing commitment of $300.0 million, including revolving loans and letters of credit (the "New Revolving Credit Facility"). The New Revolving Credit Facility bears interest at either (i) LIBOR plus an applicable margin of 1.50% or 1.75%, or (ii) the alternative base rate plus an applicable margin of 0.50% or 0.75%. The New Revolving Credit Facility is secured by substantially all our assets and substantially all assets of certain of our domestic subsidiaries that guarantee our obligations under the New Revolving Credit Agreement. The New Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. Among other things, we are required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the New Revolving Credit Agreement) not exceeding 4.00 to 1.00. We were in compliance with all the debt covenants as of December 31, 2021.
As of December 31, 2021, after taking into account the outstanding letters of credit of $1.9 million, we had $298.1 million available for borrowing under the New Revolving Credit Facility.
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
We did not repurchase any shares of our common stock for the three months ended December 31, 2021 and 2020. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. As of December 31, 2021, approximately $261.2 million remained available for future repurchases under the program.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Net (Loss) Income Per Share
The following table sets forth the computation for basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2021	2020
Numerator:
Net (loss) income from continuing operations	$(57,559)	$6,954
Net income from discontinued operations	—	7,941
Net (loss) income	$(57,559)	$14,895

Denominator:
Weighted average common shares outstanding — basic	317,359	283,818
Dilutive effect of convertible instruments	—	21,636
Dilutive effect of employee stock compensation plans(a)	—	8,756
Weighted average common shares outstanding — diluted	317,359	314,210

Net (loss) income per common share - basic:
Continuing operations	$(0.18)	$0.02
Discontinued operations	—	0.03
Total net (loss) income per basic common share	$(0.18)	$0.05

Net (loss) income per common share - diluted:
Continuing operations	$(0.18)	$0.02
Discontinued operations	—	0.03
Total net (loss) income per diluted common share	$(0.18)	$0.05

Anti-dilutive equity instruments excluded from the calculation	—	580
Contingently issuable awards excluded from the calculation	112	—
__________
(a)Certain performance-based awards were excluded from the determination of dilutive net (loss) income per share as the conditions were not met at the end of the reporting period.
14. Stock-Based Compensation
On January 22, 2020, our shareholders adopted our 2020 Stock Plan (the "2020 Stock Plan") and as of such date, we ceased granting awards under our amended and restated 2000 Stock Plan (the "2000 Stock Plan"). Additionally, since adoption of the 2020 Stock Plan, we also no longer grant awards under our amended and restated 1995 Directors Stock Plan (the "1995 Directors Stock Plan"), and all non-employee directors are awarded grants under the 2020 Stock Plan. Outstanding awards under our 2000 Stock Plan that are forfeited or returned to the Company for satisfaction of taxes, are transferred to the 2020 Stock Plan and may be used for future issuance. The 2020 Stock Plan (i) grants the Company's compensation committee the discretionary authority over the plan; (ii) makes employees, directors, consultants, and advisors of the Company and its subsidiaries eligible to receive awards; (iii) sets the number of shares of common stock that may be issued in satisfaction of awards to be 9,000,000 shares, plus the number of shares that become available for issuance under the 2000 Stock Plan; and (iv) identifies the annual limits on shares granted to each individual and the types of awards permissible.
As of December 31, 2021, we had 11.4 million shares available for future grants under the 2020 Stock Plan. We recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity upon issuance.
The amounts included in the consolidated statements of operations related to stock-based compensation are as follows (dollars in thousands):

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended December 31,
	2021	2020
Cost of hosting and professional services	$7,206	$6,563
Cost of product and licensing	29	75
Cost of maintenance and support	471	426
Research and development	9,364	8,440
Sales and marketing	11,710	8,943
General and administrative	9,619	10,459
Total	$38,399	$34,906
Stock Options
The table below summarizes activities related to stock options for the three months ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
Outstanding at September 30, 2021	9,355	$17.18
Exercised	(3,700)	$17.18
Outstanding at December 31, 2021	5,655	$17.18	0.3 years	$0.2	million
Exercisable at December 31, 2021	5,655	$17.18	0.3 years	$0.2	million
Exercisable at December 31, 2020	9,355	$17.18	1.3 years	$0.3	million
__________
(a)The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of December 31, 2021 ($55.32) over the exercise price of the underlying options.
The aggregate intrinsic values of stock options exercised during the three months ended December 31, 2021 and 2020 were de minimis.
Restricted Stock Units and Performance Stock Units
Restricted units and performance stock units are not included in issued and outstanding common stock until the units are vested and underlying shares are released. The purchase price for vested restricted units is $0.001 per share. The table below summarizes activities relating to restricted units and performance stock units for the three months ended December 31, 2021:

	Number of Shares Underlying Restricted Units — Performance-Based Awards	Number of Shares Underlying Restricted Units — Time-Based Awards
Outstanding at September 30, 2021	2,463,921	4,655,825
Granted (a)	880,362	1,796,045
Earned/released	(1,760,724)	(2,110,257)
Forfeited	(5,601)	(34,455)
Outstanding at December 31, 2021	1,577,958	4,307,158
Weighted average remaining recognition period of outstanding Restricted Units	1.2 years	1.8 years
Unrecognized stock-based compensation expense of outstanding Restricted Units	$21.1 million	$122.3 million
Aggregate intrinsic value of outstanding Restricted Units (b)	$87.3 million	$238.3 million
__________
(a)For the three months ending December 31, 2021, there were no performance-based restricted units granted. The granted performance-based restricted units for the period are a result of the performance-based restricted units vesting above their specified targets in our first quarter of fiscal year 2022.
(b)The aggregate intrinsic value in this table represents any excess of the closing market price of our common stock as of December 31, 2021 ($55.32) over the purchase price of the underlying restricted units.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the weighted-average grant-date fair value of restricted units granted, and the aggregate intrinsic value of restricted units vested during the periods noted is as follows:

	Three Months Ended December 31,
	2021	2020
Weighted-average grant-date fair value per share	$55.18	$37.26
Total intrinsic value of shares vested (in millions)	$213.4	$119.4
Performance-based restricted units outstanding as of December 31, 2021 include performance goals based on total shareholder return relative to a peer index and a revenue growth metric (for awards granted in November 2020) during the performance period. The awards actually earned will be up to two hundred percent of the target number of the performance-based restricted units. Compensation expense related to performance-based restricted units aligned to the total shareholder return is recorded on a straight-line basis over the performance period of the award. The grant date fair value for performance-based restricted units aligned to total shareholder return is determined using a Monte Carlo simulation model. Below is a summary of key assumptions of the valuation:

	Three Months Ended December 31,
	2021	2020
Dividend yield	N/A	0.0%
Expected volatility	N/A	34.95%
Risk-free interest rate	N/A	0.21%
Expected term (in years)	N/A	3.00
15. Income Taxes
The components of (loss) income before income taxes from continuing operations are as follows (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
Domestic	$(58,889)	$(4,995)
Foreign	24,880	14,252
(Loss) income before income taxes	$(34,009)	$9,257
The components of provision for income taxes from continuing operations are as follows (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
Domestic	$21,229	$(2,892)
Foreign	2,321	5,195
Provision for income taxes	$23,550	$2,303
Effective tax rate	(69.2)%	24.9%
The effective income tax rate is based upon the income for the year, the geographic mix of our income, the composition of the income in different countries, changes relating to valuation allowances and the potential tax consequences of resolving audits or other tax contingencies.
Our effective income tax rate was (69.2)% for the three months ended December 31, 2021, compared to 24.9% for the three months ended December 31, 2020. The effective tax rate for the three months ended December 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax, the composition of the mix in income in different countries, offset by the change in valuation allowance. The effective tax rate for the three months ended December 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States.
On October 8, 2021, we received an interim decision from the Administrative Court of the Canton of Zurich in Switzerland (the “Swiss Appeals Court”) regarding our appeal of certain proposed income tax adjustments related to a 2011 IP transfer and business restructuring by a Swiss subsidiary. Although the Swiss Appeals Court upheld a tax assessment related to the IP

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transfer, it remanded our case to a lower court in Switzerland for further factual development and consideration of other issues. As of the quarter ending December 31, 2021, the lower court proceeding has not commenced. We currently believe it is reasonably possible that the case could be resolved in the next 12 months. We disagree with the tax authorities' position and intend to vigorously defend our position in the lower court proceedings. If we prevail, there would be no incremental financial exposure; however, if the position of the Swiss tax authorities is ultimately upheld on all matters, we could be required to pay up to $60 million, the majority of which could affect our earnings.
Valuation Allowances
As of December 31, 2021 and September 30, 2021, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. We continue to believe negative evidence for the release of some or all of the allowances outweighs positive evidence after considering recent profitability trends and the disposition of the medical transcription and EHR implementation businesses. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of December 31, 2021, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.
16. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 "Contingencies". If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and the estimates are based only on the information available at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. As of December 31, 2021, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
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

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
policy for the full period of any contractual indemnification, and such directors and officers do not have coverage under separate insurance policies, we would be required to pay for costs incurred, if any, as described above.
Contingencies
The Company is subject to contingencies which arise through the ordinary course of business. All material liabilities of which management were aware are properly reflected in the financial statements as of December 31, 2021 and September 30, 2021.
Microsoft Acquisition Contingencies
On April 11, 2021, we entered into a Merger Agreement with Microsoft, subject to the terms of which Microsoft has agreed to acquire Nuance. The consummation of the Merger remains subject to customary closing conditions including satisfaction of certain regulatory approvals. The acquisition has been approved by Nuance’s shareholders, and we expect it to close by the end of the first calendar quarter of 2022, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. As part of the transaction, Nuance expects to incur liabilities of approximately $114 million that are contingent on the deal consummation. These liabilities include banker fees, legal fees, and certain retention bonuses.
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
As of December 31, 2021, our operating leases had a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 3.8%.
Future lease payments under operating leases as of December 31, 2021 were as follows (dollars in thousands):

Fiscal Year	Operating Leases	Operating leases under restructuring	Total
2022	$16,622	$4,401	$21,023
2023	16,291	4,227	20,518
2024	13,912	2,727	16,639
2025	12,479	1,583	14,062
2026	11,280	1,379	12,659
Thereafter	30,016	463	30,479
Total	$100,600	$14,780	$115,380
As of December 31, 2021, we have subleased certain office space that is included in the above table to third parties. As of December 31, 2021, the aggregate sublease income to be recognized during the remaining lease terms is $10.1 million, with approximately an average of $1.8 million annually for each of the next five fiscal years and approximately $1.1 million thereafter.

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our operating lease cost was approximately $6.0 million for the three months ended December 31, 2021, and $7.2 million for the three months ended December 31, 2020. Operating lease payments included within operating cash flows were $7.6 million for the three months ended December 31, 2021, and $7.7 million for the three months ended December 31, 2020.
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
We do not track our assets by segment. Consequently, it is not practical to show assets or depreciation by segment. The following table presents segment results along with a reconciliation of segment profit to (Loss) income before income taxes (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
Segment revenues:
Healthcare	$200,400	$199,332
Enterprise	117,227	139,152
Other	3,808	7,269
Total segment revenues	$321,435	$345,753
Segment profit:
Healthcare	$43,139	$74,812
Enterprise	18,725	41,468
Other	2,011	4,971
Total segment profit	$63,875	$121,251
Corporate expenses and other, net	(26,388)	(31,115)
Stock-based compensation	(38,399)	(34,906)
Amortization of intangible assets	(11,969)	(14,793)
Acquisition-related costs, net	(1,248)	(325)
Restructuring and other charges, net	(8,506)	(8,566)
Other expenses, net	(11,374)	(22,289)
(Loss) income before income taxes	$(34,009)	$9,257

NUANCE COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No country outside of the United States provided greater than 10% of our total revenues. Revenues, classified by the major geographic areas in which our customers are located, were as follows (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
United States	$259,776	$272,598
International	61,659	73,155
Total revenues	$321,435	$345,753
19. Supplemental Cash Flow Information
Cash paid for Interest and Income Taxes:

	Three Months Ended December 31,
	2021	2020
	(Dollars in thousands)
Interest paid	$15,214	$21,087
Income taxes paid	$2,582	$2,738
20. COVID-19 Pandemic
The novel coronavirus ("COVID-19") pandemic has disrupted economic markets, and the future economic impact, duration and spread of COVID-19 is still uncertain at this time. The COVID-19 pandemic may continue to adversely impact our business, results of operations, cash flows and financial condition. While we have not experienced significant disruptions to our ability to conduct business thus far as a result of the pandemic, we are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications.
The full extent to which the coronavirus pandemic will impact our business, operations, and financial results in the future will depend on numerous evolving factors and may not be accurately predicted at this time.
21. Subsequent Events
In addition to the debt holder exercises disclosed in Note 11, subsequent to our period end of December 31, 2021, certain debt holders have exercised their right to convert $2.1 million notional amount of our 1.0% 2035 Debentures for an estimated $2.1 million in cash and 0.1 million shares of common stock for an estimated total consideration of $4.7 million. The settlement of these conversions is expected to occur in the second quarter of fiscal year 2022.

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
•Discontinued Operations. On November 17, 2020, we entered into the Agreement to sell our medical transcription and electronic healthcare record implementation businesses. On March 1, 2021, we completed the sale of the Business and received proceeds of approximately $29.8 million, subject to certain customary post-closing adjustments. For all periods presented, the Business' results of operations have been included within discontinued operations in our consolidated financial statements.
Acquisition of Nuance Communications, Inc. by Microsoft Corporation
On April 11, 2021, we entered into a Merger Agreement with Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction. Pursuant to the Merger Agreement, following consummation of the Merger, Nuance will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Microsoft a termination fee of $515.0 million. The consummation of the Merger remains subject to customary closing conditions, including satisfaction of certain regulatory approvals and other customary closing conditions. The acquisition has been approved by Nuance’s shareholders, and we expect it to close by the end of the first calendar quarter of 2022, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement previously filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and which will contain important information about Nuance and the Merger.
Key Metrics
In evaluating the financial condition and operating performance of our business, management focuses on revenue, net (loss) income, gross margins, operating margins, cash flow from operations, and changes in deferred revenue. A summary of key financial metrics for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, is as follows:
•Total revenues were $321.4 million for the three months ended December 31, 2021, as compared to $345.8 million for the three months ended December 31, 2020;
•Net loss from continuing operations for the three months ended December 31, 2021 was $57.6 million, compared to net income from continuing operations of $7.0 million for the three months ended December 31, 2020;
•Gross margins for the three months ended December 31, 2021 were 56.5%, compared to 61.9% for the three months ended December 31, 2020;
•Operating margins for the three months ended December 31, 2021 were (7.0)%, compared to 9.1% for three months ended December 31, 2020; and

•Operating cash flows from continuing operations decreased by $40.8 million to $13.9 million for the three months ended December 31, 2021, compared to $54.6 million for the three months ended December 31, 2020.
RESULTS OF OPERATIONS
Total Revenues
The following tables show total revenues by product type and by geographic location, based on the location of our customers, in dollars and percentage change (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Hosting and professional services	$213.7	$195.8	$17.9	9.1%
Product and licensing	47.5	86.0	(38.6)	(44.8)%
Maintenance and support	60.2	63.9	(3.7)	(5.7)%
Total revenues	$321.4	$345.8	$(24.3)	(7.0)%

United States	$259.8	$272.6	$(12.8)	(4.7)%
International	61.7	73.2	(11.5)	(15.7)%
Total revenues	$321.4	$345.8	$(24.3)	(7.0)%
The geographic split was 81% of total revenues in the United States and 19% internationally for the three months ended December 31, 2021, as compared to 79% of total revenues in the United States and 21% internationally for the three months ended December 31, 2020.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Hosting revenue	$191.2	$167.3	$23.9	14.3%
Professional services revenue	22.5	28.5	(6.0)	(20.9)%
Hosting and professional services revenue	$213.7	$195.8	$17.9	9.1%
As a percentage of total revenue	66.5%	56.6%
Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020
Hosting revenue for the three months ended December 31, 2021 increased by $23.9 million, or 14.3%, primarily due to a $26.8 million increase in Healthcare, driven by the growth in our Dragon Medical Cloud solutions and our continued transition from a license model to a cloud-based model. As a percentage of total revenue, hosting revenue increased from 48.4% to 59.5% for the three months ended December 31, 2021.
Professional services revenue for the three months ended December 31, 2021 decreased by $6.0 million, or 20.9%, primarily due to a $4.7 million decrease in Enterprise, driven by an accelerated transition from an on-premise license model to a recurring, cloud-based model, as well as the timing of customer projects for our Voice Engagement suite of products. As a percentage of total revenue, professional services revenue decreased from 8.2% to 7.0% for the three months ended December 31, 2021.

Product and Licensing Revenue
Product and licensing revenue primarily consist of sales and licenses of our technology. The following table shows product and licensing revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Product and licensing revenue	$47.5	$86.0	$(38.6)	(44.8)%
As a percentage of total revenue	14.8%	24.9%
Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020
Product and licensing revenue for the three months ended December 31, 2021 decreased by $38.6 million, or 44.8%, primarily due to a $20.1 million decrease in Healthcare and a $17.6 million decrease in Enterprise. Healthcare product and licensing revenue decreased primarily due to a wind down of a non-strategic, legacy term license contract that did not renew, and our ongoing transition from term licenses to cloud-based solutions. Enterprise product and licensing revenue decreased primarily due to the timing of certain license contracts and the accelerated transition from an on-premise license model to a recurring, cloud-based model. As a percentage of total revenue, product and licensing revenue decreased from 24.9% to 14.8% for the three months ended December 31, 2021.
Maintenance and Support Revenue
Maintenance and support revenue primarily consist of technical support and maintenance services. The following table shows maintenance and support revenue, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Maintenance and support revenue	$60.2	$63.9	$(3.7)	(5.7)%
As a percentage of total revenue	18.7%	18.5%
Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020
Maintenance and support revenue for the three months ended December 31, 2021 decreased by $3.7 million, or 5.7%, primarily due to a $4.3 million decrease in Healthcare, driven by the continued transition from software sold with maintenance and support to cloud-based solutions, and a legacy contract that did not renew. As a percentage of total revenue, maintenance and support revenue increased from 18.5% to 18.7% for the three months ended December 31, 2021.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Cost of hosting and professional services revenue	$121.3	$105.6	$15.6	14.8%
As a percentage of professional services and hosting revenue	56.7%	53.9%
Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020
Cost of hosting and professional services revenue for the three months ended December 31, 2021 increased by $15.6 million, or 14.8%, primarily driven by increased employee headcount to support the continued growth and expansion of our cloud-based solutions. Gross margin decreased by 2.8 percentage points primarily due to an increase in hosting cost of revenue related to an increased headcount in the Dragon Medical suite of products.

Cost of Product and Licensing Revenue
Cost of product and licensing revenue primarily consists of material and fulfillment costs, manufacturing and operations costs and third-party royalty expenses. The following table shows the cost of product and licensing revenue, in dollars and as a percentage of product and licensing revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Cost of product and licensing revenue	$6.7	$14.4	$(7.7)	(53.6)%
As a percentage of product and licensing revenue	14.1%	16.8%

Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020
Cost of product and licensing revenue for the three months ended December 31, 2021 decreased by $7.7 million, or 53.6%, primarily due to a non-strategic legacy term license contract that was not renewed in our Healthcare segment. Gross margin increased by 2.7 percentage points, primarily due to lower licensing revenue being offset by even lower licensing costs.
Cost of Maintenance and Support Revenue
Cost of maintenance and support revenue primarily consists of compensation for product support personnel and overhead. The following table shows the cost of maintenance and support revenue, in dollars and as a percentage of maintenance and support revenue (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Cost of maintenance and support revenue	$6.7	$7.5	$(0.8)	(10.3)%
As a percentage of maintenance and support revenue	11.2%	11.7%
Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020
Cost of maintenance and support revenue for the three months ended December 31, 2021 decreased by $0.8 million, or 10.3%. Gross margins increased by 0.5 percentage points primarily driven by lower Healthcare maintenance and support costs, consistent with the continued shift to cloud-based solutions.
Research and Development Expense
Research and development ("R&D") expense primarily consists of salaries, benefits, and overhead relating to engineering staff as well as third party engineering costs. The following table shows R&D expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Research and development expense	$68.2	$56.5	$11.7	20.7%
As a percentage of total revenue	21.2%	16.3%
Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020
R&D expense increased by $11.7 million, or 20.7%, primarily due to a higher employee headcount as we continued to invest in our core technologies to power new products and solutions.
Sales and Marketing Expense
Sales and marketing expense include salaries and benefits, commissions, advertising, direct mail, public relations, tradeshow costs and other costs of marketing programs, travel expenses associated with our sales organization and overhead. The following table shows sales and marketing expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Sales and marketing expense	$84.0	$65.4	$18.6	28.4%
As a percentage of total revenue	26.1%	18.9%
Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020
Sales and marketing expense for the three months ended December 31, 2021 increased by $18.6 million, or 28.4%, primarily due to a higher employee headcount to support our continued growth in our strategic investments, and increased traveling and entertainment expenses.
General and Administrative Expense
General and administrative ("G&A") expense primarily consists of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for doubtful accounts. The following table shows G&A expense, in dollars and as a percentage of total revenues (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
General and administrative expense	$35.5	$41.1	$(5.6)	(13.7)%
As a percentage of total revenue	11.0%	11.9%
Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020
G&A expense decreased by $5.6 million, or 13.7%, primarily due to continued impacts of our cost savings initiatives.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Cost of revenue	$5.2	$4.3	$1.0	22.4%
Operating expenses	6.8	10.5	(3.8)	(35.9)%
Total amortization expense	$12.0	$14.8	$(2.8)	(19.1)%
The decrease in total amortization of intangible assets for the three months ended December 31, 2021, as compared to the prior-year period, was primarily due to certain intangible assets that became fully amortized or fully written off during fiscal year 2021 and the first quarter of fiscal year 2022.
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

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Transition and integration costs	$1.2	$0.1	$1.2	1,619.4%
Professional service fees	—	0.3	(0.2)	(96.0)%
Total Acquisition-related costs, net	$1.2	$0.3	$0.9	284.0%
The increase in acquisition-related cost, net for the three months ended December 31, 2021, as compared to the prior-year period, was primarily due to certain retention bonuses being earned as part of an acquisition that was completed in the second quarter of fiscal year 2021.
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

	Three Months Ended December 31,
	2021					2020
	Personnel	Facilities	Total Restructuring	Other Charges	Total	Personnel	Facilities	Total Restructuring	Other Charges	Total
Healthcare	$1,804	$125	$1,929	$—	$1,929	$2,632	$567	$3,199	$—	$3,199
Enterprise	450	249	699	—	699	1,182	2,472	3,654	—	3,654
Other	—	(138)	(138)	—	(138)	—	29	29	—	29
Corporate	941	(41)	900	5,116	6,016	975	3	978	706	1,684
Total	$3,195	$195	$3,390	$5,116	$8,506	$4,789	$3,071	$7,860	$706	$8,566

Fiscal Year 2022
For the three months ended December 31, 2021, we recorded restructuring charges of $3.4 million, which included $3.2 million related to the termination of approximately 81 employees and $0.2 million of charges related to closing certain idle facilities. These actions were part of our strategic initiatives focused on investment rationalization, process optimization and cost reduction as we continue to evaluate the geographic footprint of our offices and facilities. We expect the remaining outstanding severance of $0.8 million to be substantially paid during fiscal year 2022, and the remaining $15.4 million in lease payments to be made through fiscal year 2027, in accordance with the terms of the applicable leases.
Additionally, for the three months ended December 31, 2021, we recorded approximately $5.0 million of expenses related to the acquisition of Nuance by Microsoft, and $0.1 million of insurance recoveries.
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
Additionally, for the three months ended December 31, 2020, we recorded $0.7 million in professional services expenses related to other corporate initiatives.

Other Income (Expense), Net
A summary is as follows (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Interest income	$—	$0.2	$(0.2)	(90.4)%
Interest expense	(12.7)	(23.0)	10.4	(45.0)%
Other income, net	1.3	0.5	0.8	154.5%
Total other expense, net	$(11.4)	$(22.3)	$10.9	(49.0)%
Interest income for the three months ended December 31, 2021 decreased primarily due to lower yields and decreases in cash and marketable securities for the current year period.
Interest expense for the three months ended December 31, 2021 decreased as we had aggregate redemptions of $521.9 million notional amounts of the 1.0% and 1.5% Convertible Debentures, and holders of our 1.0% and 1.5% Convertible Debentures exercised their right to convert an aggregate of $226.6 million notional amount during fiscal year 2021. Additionally, during the first quarter of fiscal year 2022, we had aggregate redemptions of $28.6 million notional amounts of our 1.5% 2035 Debentures, 1.0% 2035 Debentures, and 1.25% 2025 Debentures.
Other income, net for the three months ended December 31, 2021 increased primarily due to indemnification charges related to historical dispositions and certain investments.
Provision for Income Taxes
The following table shows the provision for income taxes on continuing operations and the effective income tax rate (dollars in millions):

	Three Months Ended December 31,		Dollar Change	Percent Change
	2021	2020
Provision for income taxes	$23.6	$2.3	$21.2	922.6%
Effective income tax rate	(69.2)%	24.9%
The effective income tax rate is based upon the income for the year, the geographic mix of our income, the composition of the income in different countries, changes relating to valuation allowances and the potential tax consequences of resolving audits or other tax contingencies.
Our effective income tax rate was (69.2)% for the three months ended December 31, 2021, compared to 24.9% for the three months ended December 31, 2020. The effective tax rate for the three months ended December 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax, the composition of the mix in income in different countries, offset by the change in valuation allowance. The effective tax rate for the three months ended December 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the base erosion anti-abuse tax offset by a change in the valuation allowance in the United States.
Valuation Allowances
As of December 31, 2021 and September 30, 2021, we had a full valuation allowance against net domestic deferred tax assets and certain foreign deferred tax assets. We intend to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. A significant portion of our domestic deferred tax assets relate to U.S. net operating losses. We continue to believe negative evidence for the release of some or all of the allowances outweighs positive evidence after considering recent profitability trends and the disposition of the medical transcription and EHR implementation businesses. We continue to evaluate all sources of domestic taxable income including both the reversal of existing deferred tax liabilities and the likelihood that we could sustain pretax profitability in the future. As of December 31, 2021, we believe that there is a reasonable possibility that within the next twelve months these sources of taxable income may become sufficient positive evidence to support a conclusion that a substantial portion of the domestic valuation allowance, excluding capital losses, could be released.

Net Income from Discontinued Operations
Disposition of Our Medical Transcription and EHR Implementation businesses
On November 17, 2020, we entered into the Agreement to sell the Business to Assured Healthcare Partners and Aeries Technology Group. Pursuant to the Agreement, we sold and transferred, and the Buyer purchased and acquired, (a) the shares of certain subsidiaries through which we operate a portion of the Business and (b) certain assets used in or related to the Business; and the Buyer assumed certain liabilities related to such assets of the Business, subject to certain exclusions and indemnities as set forth in the Agreement.
On March 1, 2021, we completed the sale of the Business and received approximately $29.8 million in cash, subject to post-closing finalization of the adjustments set forth in the Agreement. As a result, we recorded a loss of $12.5 million, which is included within net income from discontinued operations in fiscal year 2021. There are a number of working capital and other adjustments under the Agreement and related ancillary agreements. We do not believe that post-closing working capital adjustments under the Agreement, if any, will have a material impact on our results of operations.
For all periods presented, the Businesses' results of operations have been included within discontinued operations in our condensed consolidated financial statements.
SEGMENT ANALYSIS
The following table presents certain financial information about our operating segments (dollars in millions):

	Three Months Ended December 31,		Change	Percent Change
	2021	2020
Segment Revenues (a):
Healthcare	$200.4	$199.3	$1.1	0.5%
Enterprise	117.2	139.2	(21.9)	(15.8)%
Other	3.8	7.3	(3.5)	(47.6)%
Total segment revenues	$321.4	$345.8	$(24.3)	(7.0)%
Segment Profit:
Healthcare	$43.1	$74.8	$(31.7)	(42.3)%
Enterprise	18.7	41.5	(22.7)	(54.8)%
Other	2.0	5.0	(3.0)	(59.5)%
Total segment profit	$63.9	$121.3	$(57.4)	(47.3)%
Segment Profit Margin:
Healthcare	21.5%	37.5%	(16.0)
Enterprise	16.0%	29.8%	(13.8)
Other	52.8%	68.4%	(15.6)
Total segment profit margin	19.9%	35.1%	(15.2)
__________
(a)Segment revenues differ from reported revenues due to certain revenue adjustments related to acquisitions that would otherwise have been recognized but for the purchase accounting treatment of the business combinations. These revenues are included to allow for more complete comparisons to the financial results of historical operations and in evaluating management performance.
Segment Revenues
Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020
•Healthcare segment revenue increased by $1.1 million, or 0.5%, driven primarily by growth in our Dragon Medical and DAX cloud solutions, partly offset by a decline in Coding. Revenue from Dragon Medical cloud and DAX cloud-based solutions increased by $23.1 million, or 28.6%, to $103.6 million for the three months ended December 31, 2021 from $80.6 million for the three months ended December 31, 2020, primarily due to the continued market penetration and customer transition to Dragon Medical One.
•Enterprise segment revenue decreased by $21.9 million, or 15.8%, primarily driven an accelerated transition from an on-premise license model to a recurring, cloud-based model and the timing of certain license contracts.

•Other segment revenue decreased by $3.5 million, or 47.6%, as we continue to wind down our Other segment.
Segment Profit
Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020
•Healthcare segment profit decreased by $31.7 million, or 42.3%, primarily driven by relatively flat revenue growth being more than offset by higher cost of sales and operating expenses, resulting from an increased employee headcount to support the continued growth and expansion of our cloud-based solutions. Segment profit margin decreased by 16.0 percentage points to 21.5%, primarily driven by the increased expenses and relatively flat revenues.
•Enterprise segment profit decreased by $22.7 million, or 54.8%, primarily driven by lower licensing segment revenue and increased R&D operating expenses. Segment profit margin decreased by 13.8 percentage points to 16.0%, primarily due to lower segment revenues, and higher operating expenses.
•Other segment profit decreased by $3.0 million, or 59.5%, as we continue to wind down our Other segment. Segment profit margin decreased by 15.6 percentage points to 52.8%.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We had cash and cash equivalents and marketable securities of $91.9 million as of December 31, 2021, a decrease of $117.5 million from $209.5 million as of September 30, 2021. Our working capital, defined as total current assets less total current liabilities, was $(365.4) million as of December 31, 2021, compared to $(324.8) million as of September 30, 2021. Our working capital included $348.7 million and $373.0 million convertible debt as of December 31, 2021 and September 30, 2021, respectively. As of December 31, 2021, we had $298.1 million available for borrowing under our revolving credit facility. We believe that our existing sources of liquidity are sufficient to support our operating needs, capital requirements and any debt service requirements for the next twelve months.
Cash and cash equivalents and marketable securities held by our international operations totaled $23.3 million as of December 31, 2021 and $35.7 million as of September 30, 2021. We utilize a variety of financing strategies to ensure that our worldwide cash is available to meet our liquidity needs. We expect the cash held overseas to be permanently invested in our international operations, and our U.S. operation to be funded through its own operating cash flows, cash and marketable securities within the U.S., and if necessary, borrowing under our revolving credit facility.
Acquisition of Nuance Communications, Inc. by Microsoft Corporation
On April 11, 2021, we entered into a Merger Agreement with Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft has agreed to acquire Nuance for $56.00 per share in an all-cash transaction. Pursuant to the Merger Agreement, following consummation of the Merger Nuance will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The Merger has been approved by Nuance’s shareholders, and we expect it to close by the end of the first calendar quarter of 2022, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.
For additional information related to the Merger Agreement, please refer to the definitive proxy statement previously filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and which will contain important information about Nuance and the Merger.
Convertible Debentures
During the first quarter of fiscal year 2022, our common stock price exceeded 130% of the applicable conversion price for each of our convertible debentures for at least 20 trading days during the 30 consecutive trading days ending December 31, 2021. As a result, the holders of our 1.25% 2025 Debentures and 1.0% 2035 Debentures have the right to convert all or any portion of their debentures between January 1, 2022 and March 31, 2022. All of our convertible notes with a total net book value of $348.7 million were included within current liabilities as of December 31, 2021.

Should any holders elect to convert, the principal amount of the convertible debentures would be payable in cash, and any amount payable in excess of the principal amount would be paid in cash or shares of our common stock at our election. During the first quarter of fiscal year 2022, holders of our 1.5% 2035 Debentures exercised their right to convert and we redeemed $25.1 million notional amount for $25.1 million in cash and 0.8 million shares of common stock. Following these redemptions, none of the 1.5% 2035 Debentures remain outstanding. Additionally, during the first quarter of fiscal year 2022, holders of our 1.0% 2035 Debentures exercised their right to convert $2.3 million notional amount for $2.3 million in cash and 0.1 million shares of common stock, and holders of our 1.25% 2025 Debentures exercised their right to convert $1.2 million notional amount for $1.2 million in cash and 0.04 million shares of common stock. As part of these redemptions, we transferred non-cash consideration in the form of shares of common stock valued at $41.9 million for the 1.5% 2035 Debentures, $3.0 million for the 1.0% 2035 Debentures, and $2.2 million for the 1.25% 2025 Debentures. As of December 31, 2021, $128.0 million in aggregate principal amount of the 1.0% 2035 Debentures and $261.4 million in aggregate principal amount of the 1.25% 2025 Debentures remained outstanding.
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
Net Cash Provided by Operating Activities
Cash provided by operating activities for the three months ended December 31, 2021 was $13.9 million, a decrease of $47.3 million from $61.2 million cash provided for the three months ended December 31, 2020. The decrease was primarily due to:
•A decrease of $51.3 million in cash provided due to lower income before non-cash charges; and
•A decrease of $10.4 million in cash provided from changes in deferred revenue. Deferred revenue had a positive effect of $13.5 million on operating cash flows for the three months ended December 31, 2021, as compared to a positive effect of $23.8 million for the three months ended December 31, 2020; and
•A decrease of $6.6 million in cash flows provided from discontinued operations; offset in part by,
•An increase of $20.9 million in cash provided due to favorable changes in working capital, primarily due to the timing of cash collections and cash payments.
Net Cash Provided by (Used in) Investing Activities
Cash provided by investing activities for the three months ended December 31, 2021 was $4.6 million, an increase of $26.6 million from $22.0 million cash used for the three months ended December 31, 2020. The increase was primarily due to:
•An increase of $25.9 million in net proceeds from the sale and purchase of marketable securities and other investments; and
•A decrease of $5.0 million in cash used for capital expenditures; and
•An increase of $0.8 million in cash provided by other investing activities; offset in part by,
•An increase of $5.1 million in cash used for payments for business and asset acquisitions.
Net Cash Used in Financing Activities
Cash used in financing activities for the three months ended December 31, 2021 was $111.5 million, an increase of $67.8 million from $43.7 million cash used for the three months ended December 31, 2020. The increase was primarily due to:
•An increase of $28.6 million in cash used for the repayment and redemption of debt; and
•An increase of $39.0 million in cash used for payments for taxes related to net share settlement of equity awards.
Debt
For a detailed description of the terms and restrictions of the debt and revolving credit facility, see Note 11 to the accompanying condensed consolidated financial statements. For the three months ended December 31, 2021, we spent approximately $28.6 million in cash and issued 0.9 million shares of common stock for the redemption of debt. During the first quarter of fiscal year 2022, holders of our 1.5% 2035 Debentures exercised their right to convert and we redeemed $25.1 million notional amount for $25.1 million in cash and 0.8 million shares of common stock, holders of our 1.0% 2035 Debentures exercised their right to convert $2.3 million notional amount for $2.3 million in cash and 0.1 million shares of common stock, and holders of our 1.25% 2025 Debentures exercised their right to convert $1.2 million notional amount for $1.2 million in cash and 0.04 million shares of common stock.
Additionally, certain debt holders have exercised their right to convert Debentures that did not settle as of December 31, 2021. Holders of our 1.0% 2035 Debentures redeemed $25.6 million notional amount for an estimated $25.6 million in cash and 0.6 million shares of common stock for an estimated total consideration of $58.5 million. The settlement of these conversions is expected to occur in the second quarter of fiscal year 2022.
As of December 31, 2021, we were in compliance with all the debt covenants. We may from time to time, depending on market and business conditions, repurchase outstanding debt in the open market or by private negotiation. We expect to incur cash interest payments of $16.2 million for the remainder of fiscal year 2022, based on the stated yields and the outstanding debt principals as of December 31, 2021. We expect to fund our debt service requirements through existing sources of liquidity and our operating cash flows.
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
We did not repurchase any shares of our common stock for the three months ended December 31, 2021 and 2020. Since the commencement of the program, we have repurchased 73.8 million shares for $1,238.8 million. As of December 31, 2021, approximately $261.2 million remained available for future repurchases under the program.
Off-Balance Sheet Arrangements, Contractual Obligations
Contractual Obligations
The following table outlines our contractual payment obligations (dollars in millions):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	Total	Remainder of 2022	2023 and 2024	2025 and 2026	Thereafter
Convertible debentures (1)	$389.4	$389.4	$—	$—	$—
Senior notes (2)	500.0	—	—	—	500.0
Interest payable on long-term debt (3)	151.2	16.2	63.0	57.9	14.1
Letters of credit (4)	1.9	1.9	—	—	—
Lease obligations and other liabilities:
Operating leases (5)	100.6	16.6	30.2	23.8	30.0
Operating leases under restructuring	14.9	4.4	7.0	3.0	0.5
Purchase commitments for inventory, property and equipment (6)	54.2	47.8	6.4	—	—
Total contractual cash obligations	$1,212.2	$476.3	$106.6	$84.7	$544.6
__________
(1)As of December 31, 2021, the holders have the right to convert all or any portion of the 1.25% 2025 Debentures and 1.0% 2035 Debentures between January 1, 2022 and March 31, 2022. As a result, these convertible debentures were treated as if they were due in fiscal year 2022.
(2)The repayment schedule reflects the outstanding principal amount of our 5.625% senior notes due 2026 as of December 31, 2021.
(3)Interest per annum is due and payable semi-annually and is determined based on the outstanding principal as of December 31, 2021, the stated interest rate of each debt instrument and the assumed redemption dates discussed above.

(4)Letters of credit are in place primarily to secure future operating lease payments.
(5)Obligations include contractual lease commitments related to facilities that have subsequently been subleased. As of December 31, 2021, we have subleased certain facilities with total sublease income of $10.1 million through fiscal year 2027.
(6)These amounts include non-cancelable purchase commitments for property and equipment as well as inventory in the normal course of business to fulfill customer backlog. We entered into an agreement with Microsoft in October of 2019 for their Azure cloud computing service with a minimum commitment of $175.0 million. This contract is expected to be in effect through fiscal year 2024.
Total unrecognized tax benefits as of December 31, 2021 were $61.3 million. Other than a possible change for the Swiss Court tax proceedings discussed further in Note 15, we do not expect any other significant change in the amount of unrecognized tax benefits within the next twelve months.
Contingent Liabilities and Commitments
Certain acquisition payments to selling stockholders were contingent upon the achievement of predetermined performance targets over a period of time after the acquisition. Such contingent payments were recorded at estimated fair values upon the acquisition and re-measured in subsequent reporting periods. As of December 31, 2021, we do not have any requirements to pay any selling stockholders based upon the achievement of any specified performance goals. In addition, certain deferred compensation payments to selling stockholders contingent upon their continued employment after the acquisition were recorded as compensation expense over the requisite service period. Additionally, as of December 31, 2021, the remaining deferred payment obligations of $13.6 million to certain former stockholders, which are contingent upon their continued employment, will be recognized ratably as compensation expense over the remaining requisite service periods.
Microsoft Acquisition Contingent Consideration
On April 11, 2021, we entered into a Merger Agreement with Microsoft, subject to the terms of which Microsoft has agreed to acquire Nuance. The consummation of the Merger remains subject to customary closing conditions including satisfaction of certain regulatory approvals. The acquisition has been approved by Nuance’s shareholders, and we expect it to close by the end of the first calendar quarter of 2022, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. As part of the transaction, Nuance expects to incur liabilities of approximately $114 million that are contingent on the deal consummation. These liabilities include banker fees, legal fees, and certain retention bonuses.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are included in the "Critical Accounting Policies" section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K for the fiscal year ended September 30, 2021. There has been no material change to our critical accounting policies since September 30, 2021.
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
Periodically, we enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. As of December 31, 2021, we had not designated any contracts as fair value or cash flow hedges. The contracts generally have a maturity of less than 90 days. As of December 31, 2021, the notional contract amount of outstanding foreign currency exchange contracts was $75.1 million.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents and marketable securities.
At December 31, 2021, we held approximately $91.9 million of cash and cash equivalents and marketable securities consisting of cash, money-market funds, bank deposits and a separately managed investment portfolio. Assuming a one percentage point increase in interest rates, our interest income on our investments classified as cash and cash equivalents and marketable securities would increase by approximately $0.9 million per annum, based on the balances of cash and cash equivalents and marketable securities as of December 31, 2021.
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
The following table summarizes the fair value and conversion value of our convertible debentures, and the estimated increase in fair value and conversion value with a hypothetical 10% increase in the stock price of $55.32 as of December 31, 2021 (dollars in millions):

	December 31, 2021
	Fair value	Conversion value	Increase to fair value	Increase to conversion value
1.0% 2035 Debentures	$293.1	$293.5	$29.9	$29.3
1.25% 2025 Debentures	$738.3	$734.6	$72.1	$73.5
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

Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
This information is included in Note 16, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
Item 1A. Risk Factors
Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2021 set forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three months ended December 31, 2021. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of our share repurchases for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2021 - October 31, 2021	—	—	—	$261.2 Million
November 1, 2021 - November 30, 2021	—	—	—	$261.2 Million
December 1, 2021 - December 31, 2021	—	—	—	$261.2 Million
Total	—		—
__________
(1) On April 29, 2013, our Board of Directors approved a share repurchase program for up to $500.0 million, which was increased by $500.0 million on April 29, 2015. On August 1, 2018, our Board of Directors approved additional $500.0 million under our share repurchase program. As of December 31, 2021, approximately $261.2 million remained available for future repurchases under the program.
For the majority of restricted stock units granted to employees, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory income withholding tax requirements that we pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.2	5/11/2001
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-27038	3.1	8/9/2004
3.3	Certificate of Ownership and Merger.	8-K	000-27038	3.1	10/19/2005
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-3	333-142182	3.3	4/18/2007
3.5	Amended and Restated Bylaws of the Registrant.	10-K	001-36056	3.4	11/7/2019
3.6	Bylaws Amendment.	8-K	000-27038	3.1	4/13/2021
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350.					X
101	The following materials from Nuance Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.					X
104	The cover page of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Burlington, Commonwealth of Massachusetts, on February 7, 2022.

Nuance Communications, Inc.

By:	/s/ Daniel D. Tempesta
Daniel D. Tempesta
Executive Vice President and Chief Financial Officer